Form 10-Q
period 1997-03-31
SPECTRX INC
filed 1997-08-12
CIK 924515

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER:  0-22179

                                 SpectRx, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    58-2029543
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                                6025A UNITY DRIVE
                             NORCROSS, GEORGIA 30071
          (Address of principal executive offices, including zip code)

                                 (770) 242-8723
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                                YES [ ] NO [X] (1)

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1997, was 5,015,185(2)


   (1) The Registrant's initial public offering was declared effective as of 5:00 p.m., E.D.T., on June 30, 1997. The Registrant was not subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 prior to that date.

   (2) The Registrant's initial public offering was declared effective as of 5:00 p.m., E.D.T., on June 30, 1997. Upon the closing of the initial public offering on July 7, 1997, the number of issued and outstanding shares of the Registrant's Common Stock was 7,577,995. Upon the closing of the exercise of the Underwriters' over-allotment option on August 5, 1997, the number of issued and outstanding shares of the Registrant's Common Stock was 7,737,995.

                                 SPECTRX, INC.

                                     INDEX




                                                                                                           PAGE NO.
                                                                                                           --------
PART I.   FINANCIAL INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

     ITEM 1.   FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

               CONSOLIDATED BALANCE SHEETS -
                    DECEMBER 31, 1996 AND JUNE 30, 1997   . . . . . . . . . . . . . . . . . . . . . . . .      3

               CONSOLIDATED STATEMENTS OF OPERATIONS -
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997   . . . . . . . . . . . . . . . . .      4

               CONSOLIDATED STATEMENTS OF CASH FLOWS -
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1997   . . . . . . . . . . . . . . . . . . . . . .      5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . . . .      6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . .      8

PART II.  OTHER INFORMATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

     ITEM 2.   CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SPECTRX, INC.
                          (a development stage company)

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                       December 31,        June 30,
                                                                          1996             1997
                                                                        --------         --------
                                                                                        (Unaudited)
                                     ASSETS

 CURRENT ASSETS:
 Cash and cash equivalents .....................................        $  4,721         $  1,757
 Accounts receivable ...........................................               1                2
 Other current assets ..........................................              90              192
                                                                        --------         --------
       Total current assets ....................................           4,812            1,951
                                                                        --------         --------
 Property and equipment, net of accumulated depreciation of $274             596              742
    and $363 in 1996 and 1997, respectively                             --------         --------

 OTHER ASSETS, net:
 Other Assets ..................................................             126            1,054
 Due from related parties ......................................             412              427
                                                                        --------         --------
       Total other assets ......................................             538            1,481
                                                                        --------         --------
                                                                        $  5,946         $  4,174
                                                                        ========         ========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

 CURRENT LIABILITIES:
 Accounts payable ..............................................             557              868
 Accrued liabilities ...........................................             385              725
                                                                        --------         --------
       Total current liabilities ...............................             942            1,593
                                                                        --------         --------
 CONVERTIBLE SUBORDINATED PROMISSORY NOTES .....................             250              250
                                                                        --------         --------
 COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' (DEFICIT) EQUITY:
 Series A convertible preferred stock, $0.001 par value;
    3,560,000 shares authorized, 3,103,784 shares issued and
    outstanding in 1996 and 1997 ...............................               3                3
 Series B convertible preferred stock, $0.001 par value;
    1,375,000 shares authorized, 1,272,051 shares issued and
    outstanding in 1996 and 1997 ...............................               1                1
 Series C convertible preferred stock, $0.001 par value;
    500,000 shares authorized, 500,000 shares issued and
    outstanding in 1996 and 1997 ...............................               1                1
 Common stock, $0.001 par value; 15,000,000 shares
    authorized 1,531,702 shares issued and outstanding
    in 1996 and 1997 ...........................................               2                2
 Additional paid-in capital ....................................          11,330           11,330
 Deferred Compensation .........................................            (286)            (248)
 Notes receivable from officers ................................             (48)             (48)
 Warrants ......................................................             173              173
 Deficit accumulated during development stage ..................          (6,422)          (8,883)
                                                                        --------         --------

       Total stockholders' (deficit) equity ....................           4,754            2,331
                                                                        --------         --------
                                                                        $  5,946         $  4,174
                                                                        ========         ========


        The accompanying notes are an integral part of these consolidated balance sheets

                                 SPECTRX, INC.
                         (a development stage company)

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in thousands, except per share data)

                                                                                                  Period From
                                                                                                  Inception
                                                                                                 (October 27,
                                                 Three Months               Six Months             1992) to
                                                Ended June 30,             Ended June 30,          June 30,
                                             1996          1997          1996           1997         1997
                                           --------      --------      --------      --------      --------
REVENUES .............................     $      0      $    200      $      0      $    276      $  2,029
                                           --------      --------      --------      --------      --------
EXPENSES:
Research and development .............          457           762           785         1,288         5,799
Sales and marketing ..................           76           150           120           288           977
General and administrative ...........          202           533           482         1,242         5,148
                                           --------      --------      --------      --------      --------
                                                735         1,445         1,387         2,818        10,934
                                           --------      --------      --------      --------      --------
  Operating loss .....................         (735)       (1,245)       (1,387)       (2,542)       (8,905)
INTEREST EXPENSE, NET ................           21             5            44             7           288
OTHER (INCOME) .......................           (3)          (38)           (5)          (88)         (310)
                                           --------      --------      --------      --------      --------
NET LOSS .............................     $   (753)     $ (1,212)     $ (1,426)     $ (2,461)     $ (8,883)
                                           ========      ========      ========      ========      ========
PRO FORMA NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE ............     $  (0.25)     $  (0.39)     $  (0.46)     $  (0.80)
                                           ========      ========      ========      ========
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING        3,069         3,069         3,069         3,069
                                           ========      ========      ========      ========





  The accompanying notes are an integral part of these consolidated statements.

                                 SPECTRX, INC.
                         (a development stage company)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                    Period From
                                                                                                     Inception
                                                                                                    (October 27,
                                                                            Six Months Ended          1992) to
                                                                                 June 30,              June 30,
                                                                            1996          1997          1997
                                                                          --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................     $ (1,426)     $ (2,461)     $ (8,883)
                                                                          --------      --------      --------
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ....................................           77            93           489
   Amortization of debt discount ....................................           39           --            138
   Issuance of stock in settlement of dispute .......................           14           --             14
   Amortization of deferred compensation ............................            2            38            56
   Changes in assets and liabilities:
     Accounts receivable ............................................          187            (1)           (2)
     Other assets ...................................................           (7)          (98)         (196)
     Due from related parties .......................................          --            (15)         (427)
     Accounts payable ...............................................          (15)          311           868
     Accrued liabilities ............................................          276           340           857
     Deferred revenue ...............................................           --            --           --
                                                                          --------      --------      --------
       Total adjustments ............................................          573           668         1,797

       Net cash used in operating activities ........................         (853)       (1,793)       (7,086)
                                                                          --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ...............................          (38)         (270)       (1,140)
  Payment of royalties ..............................................           --            (5)         (228)
  Additions to purchased technology .................................          (27)           --          (205)
                                                                          --------      --------      --------
       Net cash used in investing activities ........................          (65)         (275)       (1,573)
                                                                          --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Under revolving credit facility ...................................         --            --            --
  Issuance of common stock ..........................................         --            --               2
  Issuance of Series A preferred stock ..............................         --            --           1,850
  Issuance of Series B preferred stock ..............................         --            --           3,528
  Issuance of Series C preferred stock ..............................         --            --           3,000
  Issuance of stock warrants ........................................         --            --              35
  Exercise of warrant ...............................................         --            --              24
  Payment of stock issuance costs ...................................         --            (896)         (955)
  Issuance of convertible subordinated promissory notes .............        1,232          --           2,932
                                                                          --------      --------      --------
       Net cash provided by (used in) financing activities ..........        1,232          (896)       10,416
                                                                          --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................................          314        (2,964)        1,757
CASH AND CASH EQUIVALENTS, beginning of period ......................          107         4,721          --
                                                                          --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period ............................     $    421      $  1,757      $  1,757
                                                                          ========      ========      ========
CASH PAID FOR:
  Interest ..........................................................     $   --        $   --        $   --

  Income taxes ......................................................     $   --        $   --        $   --
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Conversion of subordinated promissory notes to ....................     $   --        $   --        $  2,814
   preferred stock ..................................................
  Stock issued for subscription receivable ..........................     $   --        $   --        $     48
  Warrants issued in connection with convertible ....................     $   --        $   --        $    138
   subordinated notes ...............................................
  Issuance of common stock for purchased technology .................     $     35      $   --        $     35





  The accompanying notes are an integral part of these consolidated statements.

                                 SPECTRX, INC.
                         (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by the company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 1997, the consolidated results of operations for the three and six months ended June 30, 1996 and 1997, and the consolidated cash flows for the six months ended June 30, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1996. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 financial statements and notes thereto included in the Company's Prospectus dated July 1, 1997.

         The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.       NET LOSS PER SHARE

         Pro forma net loss per share is computed using the weighted average number of shares of Common Stock and dilutive common stock equivalent shares ("CSEs") issuable upon the conversion of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and CSEs issued at prices below the expected public offering price during the 12-month period prior to an initial public offering are included in the calculation as if they were outstanding for all periods presented prior to the offering, regardless of whether they are dilutive, and were outstanding in prior periods.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Shares," which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim loss per share in accordance with the provisions of SFAS No. 128. Based on a preliminary evaluation, the Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation or manner of presentation of its loss per share as currently or previously presented under Accounting Principles Board Opinion No. 15.

                                 SPECTRX, INC.
                         (a development stage company)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


3.       SUBSEQUENT EVENT -- INITIAL PUBLIC OFFERING

         On July 7, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2,000,000 shares of common stock in the initial public offering for $14 million, less issuance costs of $896,000. In connection with the offering, all outstanding shares of Preferred Stock converted into 3,482,762 shares of Common Stock and warrants to purchase 553,126 shares of Common Stock were exercised for proceeds of $692,000. On August 5, 1997, the Company completed the sale of an additional 160,000 shares at $7 per share to the underwriters of the initial public offering pursuant to the exercise of the underwriters' over-allotment option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

         SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. Since inception, the Company has entered into collaborative arrangements with Abbott, Boehringer Mannheim and Healthdyne for its glucose monitoring, diabetes screening and infant jaundice products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy.

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of June 30, 1997, the Company had an accumulated deficit of approximately $8.9 million. To date, the Company has engaged primarily in research and development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

         Substantially all of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott Laboratories ("Abbott"), Boehringer Mannheim Corporation ("Boehringer Mannheim") and Healthdyne Technologies, Inc. ("Healthdyne") resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, the Company's profit margins are not likely to increase over time because the Company's royalty rates and manufacturing profit rates are predetermined.

         In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer such discounts or rebates to expand the use of their products and thus increase the market for the disposable assay strips they sell for use with their products. Because Abbott may, pursuant to its collaborative arrangement with the Company, determine the prices at which it sells the Company's glucose monitoring devices, it may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which it sells the Company's glucose monitoring devices, the royalties earned by the Company in respect of such sales will decline. There can be no assurance that, if this strategy is adopted, royalties earned by the Company on sales of the disposable cartridges to be used in connection with its glucose monitoring device will be equal to or greater than the royalties the Company would have earned had its glucose monitoring devices not been sold at a discount. This possible reduction in royalties on sales of the Company's glucose monitoring devices could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company has entered into collaborative arrangements with Abbott, Boehringer Mannheim and Healthdyne. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of the Company's collaborative partners were to terminate its arrangement with the Company, the Company would either need to reach agreement with a replacement collaborative partner or undertake at its own expense the activities handled by its collaborative partner prior to such termination, which would require the Company to develop expertise it does not currently possess, would significantly increase the Company's capital requirements and would limit the programs the Company could pursue. The Company would likely encounter significant delays in introducing its products and the development, manufacture and sale of its products would be adversely affected by the absence of such collaborative arrangements. The termination of any of the Company's collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1997 and 1996

         General. Net losses increased to approximately $1.2 million during the three months ended June 30, 1997 from approximately $750,000 during the same period in 1996 due to an increase in research and development expenses and general and administrative expenses. The increase in revenue to $200,000 in the three months ended June 30, 1997 versus no revenue in the same period in 1996 is a result of having reached a development milestone on the Company's infant jaundice product in the 2nd quarter of 1997 and the signing of a license agreement by the Company's 65% owned subsidiary FluorRx. The Company expects similar net losses to continue.

         Research and development expenses. Research and development expenses increased to approximately $760,000 during the three months ended June 30, 1997 from approximately $460,000 during the same period in 1996. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. The Company expects research and development expenses to increase in the future as it begins clinical trials for its products.

         Sales and marketing expenses. Sales and marketing expenses increased to $150,000 during the three months ended June 30, 1997 from $80,000 during the same period in 1996. The increase was due primarily to building a marketing organization for the Company's infant jaundice product. Sales and marketing expenses are expected to increase in the future as the Company begins to market this product.

         General and administrative expenses. General and administrative expenses increased to approximately $530,000 during the three months ended June 30, 1997 from approximately $200,000 during the same period in 1996. The increase in general and administrative expenses was due to increases in compensation and facility costs as well as general and administrative expenses at the company's subsidiary FluorRx. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

         Net interest expense. Net interest expense decreased to $5,000 during the three months ended June 30, 1997 from an expense of $20,000 during the same period in 1996. This decrease results from the redemption of convertible notes which were outstanding during the first quarter of 1996.

Comparison of Six Months Ended June 30, 1997 and 1996

         General. Net losses increased to approximately $2.5 million during the six months ended June 30, 1997 from approximately $1.4 million during the same period in 1996 due to an increase in research and development expenses, marketing expenses, and general and administrative expenses.

         Research and development expenses. Research and development expenses increased to approximately $1.3 million during the six months ended June 30, 1997 from approximately $780,000 during the same period in 1996. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased.

         Sales and marketing expenses. Sales and marketing expenses increased to $290,000 during the six months ended June 30, 1997 from $120,000 during the same period in 1996. The increase was due primarily to compensation and recruiting costs, product design costs and expenses related to building a marketing organization for the Company's infant jaundice product.

         General and administrative expenses. General and administrative expenses increased to approximately $1.2 million during the six months ended June 30, 1997 from approximately $480,000 during the same period in 1996. The increase in general and administrative expenses was due to increases in compensation and facility costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private sales of its debt and equity securities. From October 27, 1992 (inception) through June 30, 1997, the Company received approximately $11.3 million in net proceeds from sales of its debt and equity securities. At June 30, 1997, the Company had cash of approximately $1.8 million and working capital of approximately $360,000. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $13.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources and the net proceeds of an offering completed subsequent to this reporting period, will be sufficient to satisfy its funding requirements for at least the next 24 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product.

RISK FACTORS

         The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following risk factors.

Early Stage of Development; No Assurance of Successful Product Development

         To date, the Company has only tested prototypes of its products. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's products are produced. The Company could encounter unforeseen problems in the development of its products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development and commercialization process. In addition, there can be no assurance that any of the Company's products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

         The Company's business is subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to successfully address technological challenges it encounters in its research and development programs or that commercially feasible products will ultimately be developed by the Company.

Dependence on Collaborative Arrangements

         The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with (i) Abbott under which

Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product, (ii) Boehringer Mannheim under which Boehringer Mannheim is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes screening product, and (iii) Healthdyne under which Healthdyne is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Boehringer Mannheim and Healthdyne. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

         There can be no assurance that one or more of the Company's collaborative partners will not, for competitive reasons, support, directly or indirectly, a company or product that competes with the Company's product that is the subject of its collaborative arrangement with the Company. Furthermore, any dispute between the Company and one of its collaborative partners might require the Company to initiate or defend expensive litigation or arbitration proceedings.

         Any termination of any collaborative arrangement by one of the Company's collaborative partners, any inability of a collaborative partner to fund or otherwise satisfy its obligations under its collaborative arrangements with the Company and any significant dispute with, or breach of a contractual commitment by, a collaborative partner, would likely require the Company to seek and reach agreement with another collaborative partner or to assume, to the extent possible and at its own expense, all the responsibilities being undertaken by this collaborative partner. There can be no assurance that the Company would be able to reach agreement with a replacement collaborative partner. If the Company were not able to find a replacement collaborative partner, there can be no assurance that the Company would be able to perform or fund the activities for which such collaborative partner is currently responsible. Even if the Company were able to perform and fund these activities, the Company's capital requirements would increase substantially.
In addition, the
further development and the clinical testing, regulatory approval process, marketing, distribution and sale of the product covered by such collaborative arrangement would be significantly delayed.

         In January 1997, Healthdyne became the subject of a hostile takeover attempt by Invacare Corporation. As of June 23, 1997, more than 35% of Healthdyne's outstanding shares of common stock was held by Invacare, and the offer has been extended to August 1, 1997 and may be extended further. There can be no assurance that a change in control of Healthdyne would not adversely affect the Company's collaborative arrangement with Healthdyne.

         In May 1997, Roche Holding, Ltd. announced it would acquire Corange, Ltd., which is the parent company of Boehringer Mannheim, GmbH., the parent company of Boehringer Mannheim. There can be no assurance that a change in control of Boehringer Mannheim will not adversely affect the Company's collaborative arrangement with Boehringer Mannheim.

         Any of the foregoing circumstances could have a material adverse effect upon the Company's business, financial condition and results of operations.

Limited Operating History; History of Losses and Expectations of Future Losses

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of June 30, 1997, the Company had an accumulated deficit of approximately $____ million. To date, the Company has engaged primarily in research and development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

         The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market each of its products through a 510(k) premarket notification supported by clinical data. Although no 510(k) premarket notification has been filed with the FDA for clearance to market any of the Company's products, the Company expects 510(k) premarket notifications for clearance to market its infant jaundice product, its diabetes screening product and its glucose monitoring product to be filed in 1997, 1998 and 1999, respectively. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products.
Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA.
Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In order for the Company to market its products under development in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, the Company will be required to obtain ISO 9001 certifications and after mid-1998, the Company will be prohibited from selling its products in Europe until such time as the Company receives CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. There can be no assurance that the Company will be successful in obtaining ISO 9001 or CE mark certification. Failure to receive ISO 9001 or CE mark certification or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company and its collaborative partners will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practice ("GMP") and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices (the "Branch") has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel (the "Panel") is an external advisory panel that provides advice to the Branch regarding devices that are reviewed by the Branch. The Panel met on March 20-21, 1997 to discuss invasive and non-invasive self-monitoring blood glucose devices. The Panel submitted comments to the Branch suggesting revisions of existing guidelines relating to the laboratory and clinical testing of blood glucose devices. The Branch may take the Panel's comments into consideration in determining whether to revise the existing guidelines. To date, there has been no change in the existing 510(k) guidance document for blood glucose monitoring devices. There can be no assurance that the Panel's comments will not result in a FDA policy or change in FDA policy that is materially adverse to the Company's regulatory position.

         The Company will rely upon Abbott and Boehringer Mannheim to obtain United States and foreign regulatory approvals and clearances for its glucose monitoring and diabetes screening products, respectively, and if such approvals or clearances are obtained the Company will rely upon these collaborative partners to maintain them in full force and effect and to otherwise remain in compliance with all applicable United States and foreign regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely effect the Company's business, financial condition and results of operations.

Dependence on Licensed Patent Applications and Proprietary Technology

         SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with Georgia Tech Research Corporation ("GTRC") that give the Company the right to use two patents related to its diabetes screening product, and the Company has licensed this proprietary technology to Boehringer Mannheim pursuant to the Company's collaborative arrangement with Boehringer Mannheim. The Company has license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Healthdyne pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

         There can be no assurance that one or more of the patents held directly by the Company or licensed by the Company from third parties, including the disposable components to be used in connection with its glucose monitoring and infant jaundice products, or processes used in the manufacture of the Company's products, will not be successfully challenged, invalidated or circumvented or that the Company will otherwise be able to rely on such patents for any reason. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in foreign markets. If any of the Company's patents are successfully challenged, invalidated or circumvented or the Company's right or ability to manufacture its products were to be proscribed or limited, the Company's ability to continue to manufacture and market its products could be adversely affected, which would likely have a material adverse effect upon the Company's business, financial condition and results of operations.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Certain companies in the medical device industry have instituted intellectual property litigation, including patent infringement actions, for legitimate and, in certain cases, competitive reasons. In addition, the United States Patent and Trademark Office ("USPTO") may institute litigation or interference proceedings. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings instituted by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by or otherwise involving the Company may require the Company to incur substantial legal and other fees and expenses and may require some of the Company's employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. An adverse determination in litigation or interference proceedings to which the Company may become a party, including any litigation that may arise against the Company, could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from selling its products in certain markets, or at all. Although patent and intellectual property disputes regarding medical devices are often settled through licensing or similar arrangements, there can be no assurance that the Company would be able to reach a satisfactory settlement of such a dispute that would allow it to license necessary patents or other intellectual property. Even if such a settlement were reached, the settlement process may be expensive and time consuming and the terms of the settlement may require the Company to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. There can be no assurance that such confidentiality or proprietary information agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be independently developed by competitors.

Fixed Royalty Rates and Manufacturing Profits

         Substantially all of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Boehringer Mannheim and Healthdyne resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, the Company's profit margins are not likely to increase over time because the Company's royalty rates and manufacturing profit rates are predetermined.

         In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer such discounts or rebates to expand the use of their products and thus increase the market for the disposable assay strips they sell for use with their products. Because Abbott may, pursuant to its collaborative arrangement with the Company, determine the prices at which it sells the Company's glucose monitoring devices, it may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which it sells the Company's glucose monitoring devices, the royalties earned by the Company in respect of such sales will decline. There can be no assurance that, if this strategy is adopted, royalties earned by the Company on sales of the disposable cartridges to be used in connection with its glucose monitoring device will be equal to or greater than the royalties the Company would have earned had its glucose monitoring devices not been sold at a discount. This possible reduction in royalties on sales of the Company's glucose monitoring devices could have a material adverse effect upon the Company's business, financial condition and results of operations.

Uncertainty of Market Acceptance

         The Company's products are based upon new methods of glucose monitoring, diabetes screening and infant jaundice monitoring and screening, and there can be no assurance that any of these products will gain market acceptance. Physicians and individuals will not recommend or use the Company's products unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based tests that have a long history of safe and effective use. To date, the Company's products have been utilized by only a limited number of subjects, and no independent studies regarding the Company's products have been published. The lack of any such independent studies may have an adverse effect on the Company's ability to successfully market its products. In addition, purchase decisions for products like the Company's diabetes screening and infant jaundice products are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

         The medical device industry in general, and the markets for glucose monitoring and diabetes screening devices and processes in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes screening tests and infant jaundice products. A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Boehringer Mannheim, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense Inc.), are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

         Many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors. In addition, there can be no assurance that the Company's glucose monitoring, diabetes screening or infant jaundice products will replace any currently used devices or systems, which have long histories of safe and effective use. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the development and commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, diabetes screening and infant jaundice monitoring. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

         In addition, there can be no assurance that one or more of the Company's collaborative partners will not, for competitive reasons, reduce its support of its collaborative arrangement with the Company or support, directly or indirectly, a company or product that competes with the Company's product that is the subject of the collaborative arrangement.

No Manufacturing Experience; Dependence on Sole Sources of Supply

         To date, the Company's manufacturing activities have consisted only of building certain prototype devices. If the Company successfully develops its diabetes screening and infant jaundice products and, together with Boehringer Mannheim and Healthdyne, obtains FDA clearance and other regulatory approvals to market these products, the Company will undertake to manufacture these products. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The microspectrometer and disposable calibration element, components of the Company's infant jaundice product, and the blue light module and calibration element, components of the Company's diabetes screening product, are each available from only one supplier and these products would require a major redesign in order to incorporate a substitute component. Certain other components of the infant jaundice and diabetes screening products are currently obtained from only one supplier, but have readily available substitute components that can be incorporated in the applicable product with minimal design modifications. If the Company's products require a PMA, the inclusion of substitute components could require the Company to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, if the Company's products qualify for a 510(k) premarket notification, the substitute components need only meet the Company's product specifications. Any significant problem experienced by one of the Company's sole source suppliers may result in a delay or interruption in the supply of components to the Company until such supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in the Company's manufacturing operations, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

No Marketing and Sales Experience

         If the Company, together with Healthdyne, successfully develops the Company's infant jaundice product and obtains, in countries other than the United States and Canada, necessary regulatory approvals and clearances to market this product, the Company will be responsible for marketing this product in these countries. The Company has no experience in marketing or selling medical device products and only has a three person marketing and sales staff. In order to successfully market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. There can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Boehringer Mannheim for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

Product Liability Risk; Limited Insurance Coverage

         The development, manufacture and sale of medical products entail significant risks of product liability claims. The Company currently has no product liability insurance coverage beyond that provided by its general liability insurance. Accordingly, there can be no assurance that the Company is adequately protected from any liabilities, including any adverse judgments or settlements, it might incur in connection with the development, clinical testing, manufacture and sale of its products. In addition, product liability insurance is expensive and may not be available to the

Company on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company that results in an adverse judgment against or settlement by the Company in excess of any insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital; Uncertainty of Access to Capital

         Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to the Company's collaborative arrangements with Abbott, Boehringer Mannheim and Healthdyne, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of the Company's collaborative partners to fund the Company's capital expenditures is largely discretionary and depends on a number of factors, including the Company's ability to meet certain milestones in the development and testing of its products. There can be no assurance that the Company will meet such milestones or that the Company's collaborative partners will continue to fund the Company's capital expenditures. Any failure of the Company's collaborative partners to fund its capital expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources and the net proceeds of this offering will be sufficient to satisfy its funding requirements for at least the next 24 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Uncertainty of Third-Party Reimbursement

         In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its products on a competitive basis.

Need to Attract and Retain Key Employees

         The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. The officers listed in the Executive Officers and Directors table comprise the Company's key personnel. The Chief Financial Officer and the Vice President, Operations joined the Company within the last 12 months. None of these key employees has an employment contract with the Company nor are any of these employees covered by key person or similar insurance. In addition, if the Company, together with its collaborative partners, is able to successfully develop and commercialize the Company's products, the Company will need to hire additional scientific, technical, managerial and finance personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Control by Directors, Executive Officers and Affiliated Entities

         The Company's directors, executive officers and entities affiliated with them will, in the aggregate, beneficially own approximately 46% of the Company's outstanding Common Stock following the completion of this offering. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

Potential Volatility of Stock Price

         The stock markets have experienced extreme price and volume fluctuations that have substantially affected small capitalization medical technology companies, resulting in changes in the market prices of the stocks of many such companies that may not have been directly related to their operating performance. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock may be highly volatile. Factors such as variations in the Company's financial results, changes in the Company's collaborative arrangements, comments by security analysts, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA submissions, patents and proprietary rights, or litigation may have a material adverse effect on the market price of the Common Stock.

Potential Adverse Effect of Shares Eligible for Future Sale

         The number of shares of Common Stock available for sale in the public market is limited by lock-up agreements under which the Company (subject to certain exceptions) and all directors, executive officers and certain other stockholders of the Company that beneficially own or have dispositive power over substantially all of the shares of Common Stock outstanding prior to the Company's initial public offering, including Common Stock issued upon the closing of the initial public offering upon conversion of the Company's Preferred Stock, have agreed not to issue (in the case of the Company), sell or otherwise dispose of any of their shares for a period of 180 days following the initial public offering, without the prior written consent of Hambrecht & Quist LLC. However, Hambrecht & Quist LLC may, in its sole discretion, permit the sale or other disposition of all or any portion of the securities subject to such lock-up agreements prior to the expiration of this 180 day period. If Hambrecht & Quist LLC were to release any securities from the prohibitions on sales and other dispositions imposed by these lock-up agreements, up to 5,077,007 shares of Common Stock, including 363,602 shares issuable upon exercise of currently outstanding vested options, may be eligible for immediate sale. Hambrecht & Quist LLC retains the right at any time and without notice to release from the scope of the lock-up restrictions all or any portion of the securities currently subject to such restrictions. The release of any securities from such prohibitions and the subsequent sale of such shares may have an adverse effect on the ability of the Company to raise capital and could adversely affect the market price of the Company's Common Stock.

Anti-Takeover Effect of Certain Charter and Bylaw Provisions on Price of Common Stock

         Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. Certain provisions of Delaware law applicable to the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholders for a period of three years unless certain conditions are met, could also delay or make more difficult a merger, tender offer or proxy contest involving the Company. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

Lack of Dividends

         The Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         On July 7, 1997, as a result of the Company's initial public offering, all outstanding shares of the Company's Series A Preferred Stock were converted into 2,474,150 shares of unregistered Common Stock without payment of additional consideration, all outstanding shares of the Company's Series B Preferred Stock were converted into 908,621 shares of unregistered Common Stock without payment of additional consideration and all outstanding shares of the Company's Series C Preferred Stock were converted into 357,143 shares of unregistered Common Stock without payment of additional consideration.

         Also on such date, the Company issued 360,000 shares of Series A Preferred Stock that immediately converted into 257,152 shares of unregistered Common Stock upon exercise of warrants for an aggregate price of approximately $360,000, 295,974 shares of unregistered Common Stock upon exercise of warrants for an aggregate exercise price of approximately $331,478.40 and 6,857 shares of unregistered Common Stock upon the net exercise of a warrant.

         The Common Stock issued upon conversion of the Preferred Stock and upon the net exercise of the warrant was exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(9) thereof, as securities exchanged by an issuer with existing security holders. The cash exercise of warrants were exempt from registration under the Act pursuant to Section 4(2) thereof, as transactions not involving any public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                 The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.


                 (b)      Reports of Form 8-K

                 The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                        SPECTRX, INC.


Date:  August 12, 1997                  By: /S/ THOMAS H. MULLER, JR.
                                           ------------------------------------
                                           Thomas H. Muller, Jr.
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial and Accounting
                                           Officer)

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
     3.1       Certificate of Incorporation of the Company, as amended, as currently in effect.
     3.2*      Bylaws of the Company.
     4.1*      Specimen Common Stock Certificate.
    10.1*      1997 Employee Stock Purchase Plan and form of agreement thereunder.
    10.2*      1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
    10.3*      Series A Preferred Stock Purchase Agreement, dated February 5, 1993, between the
               Company and certain investors.
    10.4*      Note and Warrant Purchase Agreement, dated November 6, 1995 and April 15, 1996, between the Registrant and certain investors.
    10.5*      Series B Preferred Stock Purchase Agreement, dated August 30, 1996, between the
               Company and certain investors.
    10.6*      Series C Preferred Stock Purchase Agreement, dated October 21, 1996, between the
               Company and Abbott Laboratories (included in Exhibit 10.23).
    10.7*      Stock Purchase Agreement, dated June 30, 1994, between Mark A. Samuels and the
               Company.
    10.8*      Stock Purchase Agreement, dated June 30, 1994, between Keith D. Ignotz and the
               Company.
    10.9*      Assignment and Bill of Sale, dated February 29, 1996, between LAO and the Company.
    10.10*     Security Agreement, dated October 31, 1996, between Mark A. Samuels and the Company.
    10.11*     Security Agreement, dated October 31, 1996, between Keith D. Ignotz and the Company.
    10.12A+*   License Agreement, dated May 7, 1991, between GTRC and LAO.
    10.12B*    Agreement for Purchase and Sale of Technology, Sale, dated January 16, 1993, between
               LAO and the Company.
    10.12C*    First Amendment to License Agreement, dated October 19, 1993, between GTRC and the
               Company.
    10.13*     Clinical Research Study Agreement, dated July 22, 1993, between Emory University and the Company.
    10.14A+*   Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim
               Corporation and the Company.
    10.14B+*   Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and the Company.
    10.15*     Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of
               Texas, M.D. Anderson Cancer Center and the Company.

               Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta
    10.16*     Energy Systems, Inc. and the Company.
    10.17*     Joint Development Agreement, dated July 10, 1995, between Teijin and the Company.
    10.18A*    License Agreement, dated November 22, 1995, between Joseph R. Lakowicz, Ph.D. and the
               Company.
    10.18B*    Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz,
               Ph.D. and the Company.
    10.18C*    Second Amendment to License Agreement, dated March 26, 1997, between Joseph R.
               Lakowicz, Ph.D. and the Company.
    10.19*     License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-
               Monitoring Company, Inc., Altea Technologies, Inc. and the Company.
    10.20+*    Patent License Agreement, dated March 12, 1996, between the Board of Regents of the
               University of Texas System, M.D. Anderson and the Company.
    10.21+*    Purchasing and Licensing Agreement, dated June 19, 1996, between Healthdyne and the
               Company.
    10.22*     Research Services Agreement, dated September 3, 1996, between Sisters of Providence in
               Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent
               Medical Center and the Company.
    10.23+*    Research and Development and License Agreement, dated October 10, 1996, between Abbott
               Laboratories and the Company.
    10.24*     Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza
               85 Business Park and the Company, together with amendments 1, 2 and 3 thereto and
               Tenant Estoppel Certificate, dated September 20, 1994.
    11.1       Calculation of earnings per share.
    27.1       Financial Data Schedule.


------------------------
* Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
+    Confidential treatment granted for portions of these agreements.