Form 10-Q
period 1997-09-30
SPECTRX INC
filed 1997-11-12
CIK 924515

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                              YES [X]    NO [ ]

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1997, was 7,736,984.

                                  SPECTRX, INC.

                                      INDEX



                                                                                        PAGE NO.
                                                                                        --------

PART I.  FINANCIAL INFORMATION.............................................................3

        ITEM 1.  FINANCIAL STATEMENTS......................................................3

                 CONSOLIDATED BALANCE SHEETS -
                        DECEMBER 31, 1996 AND SEPTEMBER 30, 1997 ..........................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS -
                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997.............4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS -
                        NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997......................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS..............................................8

PART II. OTHER INFORMATION................................................................26

        ITEM 2.  CHANGES IN SECURITIES....................................................26

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................26

SIGNATURES................................................................................26

EXHIBIT INDEX.............................................................................28

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               SEPTEMBER 30,
                                                                                 DECEMBER 31,      1997
                                                                                    1996        (unaudited)
                                                                                 ------------  -------------
                            ASSETS
CURRENT ASSETS
   Cash & Cash Equivalents                                                           4,721         14,670
   Accounts Receivable                                                                   1             52
   Other Current Assets                                                                 90            236
                                                                                    ------        -------
      Total Current Assets                                                           4,812         14,958
PROPERTY & EQUIPMENT, net of accumulated depreciation of $274 and
   $424 in 1996 and 1997 respectively                                                  596            918
                                                                                    ------        -------
OTHER ASSETS, NET
   Other Assets                                                                        126            225
   Due from related parties                                                            412            434
                                                                                    ------        -------
      Total Other Assets                                                               538            659
                                                                                    ------        -------
TOTAL ASSETS                                                                         5,946         16,535
                                                                                    ======        =======
          LIABILITIES & STOCKHOLDERS (DEFICIT) EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                                    557            625
   Accrued Liabilities                                                                 385            735
                                                                                    ------        -------
      Total Current Liabilities                                                        942          1,360
CONVERTIBLE NOTE                                                                       250            250
                                                                                    ------        -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'  EQUITY
   Series A conv. preferred stock, $0.001 par value; 3,560,000 shares
     authorized, 3,103,784 shares issued and outstanding in 1996                         3              0
   Series B conv. preferred stock, $0.001 par value; 1,375,000 shares
     authorized, 1,272,051 shares issued and outstanding in 1996                         1              0
   Series C conv. preferred stock, $0.001 par value; 500,000 shares
     authorized, 500,000 shares issued and outstanding in 1996                           1              0
   Common Stock, $0.001 par value; 15,000,000 shares authorized,
     1,531,702 shares issued and outstanding in 1996 and 7,736,984
     issued and outstanding in 1997                                                      2              8
   Warrants                                                                            173              0
   Additional paid-in-capital                                                       11,330         25,349
   Deferred compensation                                                              (286)          (229)
   Accumulated deficit                                                              (6,422)       (10,155)
   Notes Rec. from officers                                                            (48)           (48)
                                                                                    ------        -------
      Total Stockholders' equity                                                     4,754         14,925
                                                                                    ------        -------
TOTAL LIABILITIES & EQUITY                                                           5,946         16,535
                                                                                    ======        =======









              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                             PERIOD FROM
                                                                                              INCEPTION
                                           THREE MONTHS                 NINE MONTHS          (OCTOBER 27,
                                        ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,        1992 TO
                                                                                             SEPTEMBER 30,
                                        1996          1997          1996          1997          1997)
                                       -------       -------       -------       -------       --------
REVENUE                                $    50       $   125       $    50       $   401       $  2,154
EXPENSES
   Cost of revenues
   Research & development                  439           519         1,224         1,807          6,318
   Sales & marketing                        44           191           164           479          1,168
   General & administrative                413           845           895         2,087          5,003
                                       -------       -------       -------       -------       --------
      Total                                896         1,555         2,283         4,373         12,489
                                       -------       -------       -------       -------       --------
   Operating loss                         (846)       (1,430)       (2,233)       (3,972)       (10,335)
OTHER INCOME                               (11)         (189)          (16)         (277)          (499)
INTEREST EXPENSE                            41            31            85            38            319
                                       -------       -------       -------       -------       --------
NET LOSS                               $  (876)      $(1,272)      $(2,302)      $(3,733)      $(10,155)
                                       =======       =======       =======       =======       ========

Pro Forma Net Loss Per Common And
   Common Equivalent Shares            $ (0.29)      $ (0.17)      $ (0.75)      $ (0.82)
                                       =======       =======       =======       =======
Weighted Average Common And
   Common Equivalent Shares
   Outstanding                          (3,069)       (7,388)       (3,069)       (4,544)
                                       =======       =======       =======       =======









              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                               NINE MONTHS ENDED      PERIOD FROM INCEPTION
                                                                 SEPTEMBER 30,         (OCTOBER 27, 1992)
                                                            1996             1997     TO SEPTEMBER 30, 1997
                                                           -------         --------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..........................................        $(2,302)        $ (3,733)        $(10,155)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization ................            130              192              588
     Amortization of debt discount ................             66               --              138
     Issuance of stock in settlement of dispute ...             14               --               14
     Amortization of deferred compensation ........              2               57               75
     Changes in assets and liabilities:
      Accounts receivable .........................            173              (51)             (52)
      Other assets ................................            (20)            (251)            (349)
      Due from related parties ....................             --              (22)            (434)
      Accounts payable ............................             82               68              625
      Accrued liabilities .........................             16              350              867
      Deferred revenue ............................            300               --               --
                                                           -------         --------         --------
      Total adjustments ...........................            763              343            1,472
         Net cash used in operating activities ....         (1,539)          (3,390)          (8,683)
                                                           -------         --------         --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment ....           (113)            (472)          (1,342)
   Additions to purchase technology ...............            (75)             (36)            (241)
                                                           -------         --------         --------
         Net cash used in investing activities ....           (188)            (508)          (1,583)
                                                           -------         --------         --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock (net of issuance costs)             --           13,153           13,155
   Issuance of Series A preferred stock (net
     of issuance costs) ...........................             --               --            1,838
   Issuance of Series B preferred stock (net
     of issuance costs) ...........................          3,439               --            3,505
   Issuance of Series C preferred stock (net
     of issuance costs) ...........................             --               --            2,753
   Issuance of stock warrants .....................             18               --               35
   Exercise of stock warrants .....................             --              694              718
   Issuance of convertible subordinate
     promissory notes .............................          1,232               --            2,932
                                                           -------         --------         --------
          Net cash provided by financing
            activities ............................          4,689           13,847           24,936
                                                           -------         --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...............................          2,962            9,949           14,670
CASH AND CASH EQUIVALENTS, beginning of period ....            107            4,721               --
                                                           -------         --------         --------
CASH AND CASH EQUIVALENTS, end of period ..........        $ 3,069         $ 14,670         $ 14,670
                                                           =======         ========         ========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES..............
   Conversion of subordinated promissory notes
     to preferred stock............................        $ 1,360         $     --         $  2,814
   Conversion of preferred stock to common stock...        $    --         $      5         $      5
   Stock issued for subscription receivable........        $    --         $     --         $     48
Warrants issued in connection with convertible
     subordinated notes............................        $    --         $     --         $    173
   Issuance of common stock for purchased technology       $    35         $     --         $     35


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements included herein have been prepared by the company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of September 30, 1997, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1997, and the consolidated cash flows for the nine months ended September 30, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1996. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 financial statements and notes thereto included in the Company's Prospectus dated July 1, 1997.

      The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Shares," which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim loss per share in accordance with provisions of SFAS No. 128. Based on a preliminary evaluation, the Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation or manner of presentation of its loss per share as currently or previously presented under Accounting Principles Board Opinion No. 15.

3.    INITIAL PUBLIC OFFERING

      On July 7, 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2,160,000 shares of common stock including an underwriters over-allotment of 160,000 shares, at an initial public offering price of $7.00. The total proceeds of the initial public offering, net of underwriting discounts and offering expenses, were approximately $13.2 million. In connection with the offering, all outstanding shares of Preferred Stock converted into 3,482,762 shares of Common Stock and warrants to purchase 559,984 shares of Common Stock were exercised for proceeds of $694,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

      SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. Since inception, the Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Boehringer Mannheim Corporation ("Boehringer Mannheim") and Healthdyne Technologies, Inc. ("Healthdyne") for its glucose monitoring, diabetes screening and infant jaundice products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy.

      The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of September 30, 1997, the Company had an accumulated deficit of approximately $10.2 million. To date, the Company has engaged primarily in research and development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      General. Net losses increased to approximately $1.3 million during the three months ended September 30, 1997 from approximately $880,000 during the same period in 1996 due to an increase in research and development expenses and general and administrative expenses. The increase in revenue to $125,000 in the three months ended September 30, 1997 versus $50,000 in the same period in 1996 is a result of having reached a development milestone on the Company's infant jaundice product in the third quarter of 1997 and the receipt of a license payment by the Company's 65% owned subsidiary FlourRx. The Company expects similarly net losses to continue.

      Research and development expenses. Research and development expenses increased to approximately $520,000 during the three months ended September 30, 1997 from approximately $440,000 during the same period in 1996. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. The Company expects research and development expenses to increase in the future as it begins clinical trials for its products.

      Sales and marketing expenses. Sales and marketing expenses increased to approximately $190,000 during the three months ended September 30, 1997 from approximately $40,000 during the same period in 1996. The increase was due primarily to building a marketing organization for the Company's infant jaundice product. Sales and marketing expenses are expected to increase in the future as the Company begins to market this product.

      General and administrative expenses. General and administrative expenses increased to approximately $850,000 during the three months ended September 30, 1997 from approximately $410,000 during the same period in 1996. The increase in general and administrative expenses was due to increases in compensation and facility costs as well as general and administrative expenses at the company's subsidiary FlourRx. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest expense and other income. Net interest and other income increased to $150,000 during the three months ended September 30, 1997 from an expense of $30,000 during the same period in 1996. This increase results from the redemption of convertible notes which were outstanding during the first quarter of 1996 and from an increase in interest received on cash balances received from the initial public offering.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      General. Net losses increased to approximately $3.7 million during the nine months ended September 30, 1997 from approximately $2.3 million during the same period in 1996 due to an increase in research and development expenses, marketing expenses and general and administrative expenses.

      Research and development expenses. Research and development expenses increased to approximately $1.8 million during the nine months ended September 30, 1997 from approximately $1.2 million during the same period in 1996. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased.

      Sales and marketing expenses. Sales and marketing expenses increased to $480,000 during the nine months ended September 30, 1997 from $160,000 during the same period in 1996. The increase was due primarily to compensation and recruiting costs, product design costs and expenses related to building a marketing organization for the Company's infant jaundice product.

      General and administrative expenses. General and administrative expenses increased to approximately $2.1 million during the nine months ended September 30, 1997 from approximately $900,000 during the same period in 1996. The increase in general and administrative expense was due to increases in compensation and facility costs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through private sales of its debt and equity securities. From October 27, 1992 (inception) through September 30,1997, the Company received approximately $24.9 million in net proceeds from sales of its debt and equity securities. At September 30, 1997, the Company had cash of approximately $14.7 million and working capital of approximately $13.6 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 21 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product.

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

Nasdaq National Market New Listing Requirements

      On August 22, 1997 the Securities and Exchange Commission approved changes to the Nasdaq National Market listing requirements proposed by the National Association of Securities Dealers. These changes are applied retroactively to the Company, and the Company does not currently meet the requirements because it does not satisfy any one of the alternative requirements of net tangible assets of $18 million, market capitalization of $75 million or pre-tax income of $1 million. The Company has a hearing before a Nasdaq review panel on November 13, 1997 to seek a waiver to the new listing requirements. Unless the Company receives such a waiver, its stock will no longer be traded on the Nasdaq National Market, but rather would be traded on the Nasdaq SmallCap Market. If traded on the Nasdaq SmallCap Market, the Company's stock may be subject to reduced liquidity and reduced analyst coverage, the Company's ability to raise capital in the future may be inhibited and the Company's business, financial condition and results of operations could be materially adversely affected.

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

Limited Operating History; History of Losses and Expectations of Future Losses

      The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of September 30, 1997, the Company had an accumulated deficit of approximately $10.2 million. To date, the Company has engaged primarily in research and development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

      In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next __ months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

      Also on such date, the Company issued 360,000 shares of Series A Preferred Stock that immediately converted into 257,152 shares of unregistered Common Stock (included above in the description of Series A Preferred Stock conversion) upon exercise of warrants for an aggregate exercise price of approximately $360,000, 295,974 shares of unregistered Common Stock upon exercise of warrants for an aggregate exercise price of approximately $331,478.40 and 6,858 shares of unregistered Common Stock upon the net exercise of a warrant.

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

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 1997.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                     SPECTRX, INC.


Date:  November 11, 1997             By:  /S/   THOMAS H. MULLER, JR.
                                        -------------------------------
                                          Thomas H. Muller, Jr.
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
 3.1(2)         Certificate of Incorporation of the Company, as amended, as currently in effect.
 3.2(1)         Bylaws of the Company.
 4.1(1)         Specimen Common Stock Certificate.
10.1(1)         1997 Employee Stock Purchase Plan and form of agreement thereunder.
10.2(1)         1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
10.3(1)         Series A Preferred Stock Purchase Agreement, dated February 5,
                1993, between the Company and certain investors.
10.4(1)         Note and Warrant Purchase Agreement, dated November 6, 1995 and
                April 15, 1996, between the Registrant and certain investors.
10.5(1)         Series B Preferred Stock Purchase Agreement, dated August 30,
                1996, between the Company and certain investors.
10.6(1)         Series C Preferred Stock Purchase Agreement, dated October 21,
                1996, between the Company and Abbott Laboratories (included in
                Exhibit 10.23).
10.7(1)         Stock Purchase Agreement, dated June 30, 1994, between Mark A. Samuels and the Company.
10.8(1)         Stock Purchase Agreement, dated June 30, 1994, between Keith D. Ignotz and the Company.
10.9(1)         Assignment and Bill of Sale, dated February 29, 1996, between LAO and the Company.
10.10(1)        Security Agreement, dated October 31, 1996, between Mark A. Samuels and the Company.
10.11(1)        Security Agreement, dated October 31, 1996, between Keith D. Ignotz and the Company.
10.12A(1)+      License Agreement, dated May 7, 1991, between GTRC and LAO.
10.12B(1)       Agreement for Purchase and Sale of Technology, Sale, dated January 16,
                1993, between LAO and the Company.
10.12C(1)       First Amendment to License Agreement, dated October 19, 1993, between GTRC and the Company.
10.13(1)        Clinical Research Study Agreement, dated July 22, 1993, between Emory
                University and the Company.
10.14A(1)+      Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and the Company.
10.14B(1)+      Supply Agreement, dated January 5, 1996, between Boehringer
                Mannheim and the Company.
10.15(1)        Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D. Anderson Cancer Center and the
                Company.

10.16(1)        Sole Commercial Patent License Agreement, dated May 4, 1995, between
                Martin Marietta Energy Systems, Inc. and the Company.
10.17(1)        Joint Development Agreement, dated July 10, 1995, between Teijin and the
                Company.
10.18A(1)       License Agreement, dated November 22, 1995, between Joseph R.
                Lakowicz, Ph.D. and the Company.
10.18B(1)       Amendment of License Agreement, dated November 28, 1995, between
                Joseph R. Lakowicz, Ph.D. and the Company.
10.18C(1)       Second Amendment to License Agreement, dated March 26, 1997, between
                Joseph R. Lakowicz, Ph.D. and the Company.
10.19(1)        License and Joint Development Agreement, dated March 1, 1996, between
                NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and the
                Company.
10.20(1)+       Patent License Agreement, dated March 12, 1996, between the
                Board of Regents of the University of Texas System, M.D.
                Anderson and the Company.
10.21(1)+       Purchasing and Licensing Agreement, dated June 19, 1996, between
                Healthdyne and the Company.
10.22(1)        Research Services Agreement, dated September 3, 1996, between Sisters of
                Providence in Oregon doing business as the Oregon Medical Laser Center,
                Providence St. Vincent Medical Center and the Company.
10.23(1)+       Research and Development and License Agreement, dated October
                10, 1996, between Abbott Laboratories and the Company.
10.24(1)        Lease, dated September 21, 1993, between National Life Insurance
                Company d/b/a Plaza 85 Business Park and the Company, together with amendments 1, 2 and 3 thereto and Tenant Estoppel Certificate, dated
                September 20, 1994.
11.1            Calculation of earnings per share.
27.1            Financial Data Schedule.



----------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1997 filed August 12, 1997.
 +   Confidential treatment granted for portions of these agreements.