Form 10-K405
period 1997-12-31
SPECTRX INC
filed 1998-03-27
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 1997.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________.

                         Commission File Number: 0-22179

                                  SPECTRX, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       58-2029543
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)

6025A Unity Drive, Norcross, GA                           30071
(Address of principal executive offices)                  (Zip code)

       Registrant's telephone number, including area code: (770) 242-8723
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30.7 million as of February 27, 1998, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date by the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 27, 1998, the Registrant had outstanding 7,757,112 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

        Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders -- Items 10, 11, 12 and 13.

                                     PART I


ITEM 1.  BUSINESS

OVERVIEW

         SpectRx is engaged in the research, development, manufacturing, and marketing of products that offer less invasive and painless alternatives to blood tests currently used for infant jaundice, diabetes screening and glucose monitoring. The Company's products for infant jaundice, diabetes screening and glucose monitoring are based on proprietary electro-optical and microporation technology that can eliminate the pain and inconvenience of a blood sample. The Company has entered into collaborative arrangements with Respironics, Inc. ("Respironics") through its recently acquired business, Healthdyne Technologies, Inc., Roche Diagnostics Boehringer Mannheim Corp. ("Roche Diagnostics BMC") and Abbott Laboratories ("Abbot") to facilitate the development, commercialization and introduction of its infant jaundice, diabetes screening and glucose monitoring products, respectively.

SPECTRX'S BUSINESS STRATEGY

         The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use and provide rapid results at the point of care, thereby improving patient well being and reducing health care costs. To achieve this objective, the Company is pursuing the following business strategy.

         - Focus on Current Product Portfolio. The Company intends to continue to advance its current products to commercialization by
               (i) leveraging the expertise of its collaborative partners, (ii) seeking 510(k) clearance from the United States Food and Drug Administration ("FDA") for these products, (iii) expanding its internal product development capabilities, and (iv) developing its sales, marketing and manufacturing capabilities. This includes the manufacturing and marketing of its BiliCheck(TM) system and the continued development and introduction of the Company's diabetes screening product.

         - Expand the Market for its Glucose Monitoring Product. The Company believes that the less invasive, easy-to-use glucose monitoring product could lead to greater patient compliance with recommended glucose monitoring rates. In addition, the Company believes that its diabetes screening product could substantially increase the number of diagnosed diabetics, thus increasing the demand for its glucose monitoring device and disposable assay cartridge.

         - Collaborate with Market Leaders. The Company has selectively established collaborative arrangements with Abbott, Roche Diagnostics BMC and Respironics to develop and commercialize its products. The Company intends to continue selectively establishing strategic relationships with leading companies, as appropriate, for the development, commercialization and introduction of future products.

         - Leverage Proprietary Technologies. The Company intends to leverage its proprietary electro-optical and microporation technologies by developing future products based on these technologies that can provide cost effective, less invasive alternatives to current diagnostic or monitoring products. For example, the Company believes its interstitial fluid sampling technology may be applicable for monitoring analytes other than glucose.

         - Address Large Market Opportunities. The Company intends to selectively develop future products for large markets in which its products can ideally (i) apply for 510(k) clearance from the FDA, (ii) incorporate a disposable component and (iii) qualify for third-party reimbursement.

INDUSTRY OVERVIEWS

INFANT JAUNDICE

Background

         Infant jaundice is a condition that primarily affects newborns within the first three to 10 days of life. If left untreated infant jaundice may, in extreme cases, lead to brain damage or death (kernicterus). Jaundice is characterized by a yellowing of the skin and eyes caused by an excess of bilirubin in the body. Bilirubin is a normal waste product resulting from the breakdown of red blood cells and is removed from the body by the liver. Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. After birth, an infant must eliminate bilirubin without the mother's help. It may take the infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed, or who belong to certain ethnic groups are at increased risk of developing jaundice. The initial screening for jaundice is the observation of yellow skin. This is a subjective determination prone to errors due to differing skin colors and gestational ages. If a baby is selected for further jaundice testing, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel, which is a traumatic process for the infant. Since jaundice normally presents in infants 36 to 72 hours after birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented prior to release.

The Infant Jaundice Screening and Monitoring Market

         Of the approximately four million newborns each year in the United States, approximately 50% have recognizable jaundice. Annually, approximately
1.7 million newborns receive at least one blood test for bilirubin. Of those newborns tested, approximately 700,000 have elevated bilirubin levels, and a portion of these newborns will receive additional tests. The cost to the patient for a bilirubin test ranges from $22.25 to $37.75; the laboratory processing cost usually ranges from $10.00-$12.00. Many of those infants in the United States diagnosed with jaundice will undergo phototherapy, a treatment that converts bilirubin into a water soluble form that can be processed and eliminated from the infant's system. The Company believes that the average newborn under active phototherapy treatment receives three to four bilirubin monitoring tests.

The SpectRx Non-Invasive Infant Jaundice Product

         The Company's infant jaundice product, named the "BiliCheck(TM)" Non-Invasive Bilirubin Analyzer (the "BiliCheck(TM)") is based upon reflection spectroscopy that measures bilirubin regardless of skin color or gestational age. The product is designed to provide rapid, point of care bilirubin measurements and to serve as an initial screening and ongoing monitoring device. The Company believes that the BiliCheck(TM) has the potential to replace the painful heel stick procedure currently utilized.

         The design of the BiliCheck(TM) consists of a hand held, battery-operated instrument, which sits in a compact recharger base. This instrument incorporates a microspectrometer to collect spectroscopic information from the skin and a proprietary, disposable calibration element, BiliCal(TM). After calibration, the instrument is applied to the skin of the infant for five applications, which generally takes less than a minute, during which time the bilirubin level is measured by collecting spectroscopic information from the skin and analyzing it using a proprietary algorithm that adjusts for testing difficulties due to skin color, gestational age and other factors.

         Using an early stage prototype, the Company tested 361 infants in a pilot study conducted at Northside Hospital and found a correlation coefficient of 0.92 between total serum bilirubin measured using conventional blood tests and that measured using the Company's prototype. In addition, the Company has ongoing clinical study programs at Northside Hospital and Pennsylvania Hospital.

The Company is currently conducting developmental clinical trials at two sites using beta prototypes of its BiliCheck(TM). The Company expects Respironics to continue clinical testing and file for 510(k) clearance from the FDA in 1998. Respironics has stated that it plans to commence marketing of the BiliCheck(TM) in the United States and Canada, subject to obtaining FDA clearance and necessary Canadian regulatory approvals. Subject to obtaining necessary regulatory approvals, the Company expects to commence sales of the BiliCheck(TM) in certain international countries in the first half of 1998. Unexpected problems, however, may arise in the development and regulatory approval processes. In addition, Respironics retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Accordingly, there can be no assurance that the regulatory filing or marketing schedules will be met, if at all.

         The Company's BiliCheck(TM) is being developed pursuant to a collaborative arrangement with Respironics. Under the terms of the arrangement, SpectRx will develop and manufacture the product and Respironics will pay certain costs associated with the FDA approval process and conducting of clinical trials. In addition, Respironics will pay for a portion of the product development. Respironics has been granted a license to market and sell the product in the United States and Canada, while SpectRx retains the rights to sell the product in all other world markets.

         The company has made considerable progress toward commercialization in 1997. SpectRx introduced BiliCheck(TM) and its disposable component BiliCal(TM) to potential distributors and medical device marketers at the Medica '97 tradeshow in Dusseldorf, Germany in November 1997. The Company has entered into distribution agreements with qualified neonatal distributors that cover territories comprising approximately 75% of the potential market for the BiliCheck(TM) in Europe, as well as in Argentina, Australia and New Zealand. Discussions have begun with potential distributors in the Asia/Pacific area, South America, India, South Africa and the Middle East, among other countries. The Company also announced in January 1998, that it had received ISO 9001 certification for its manufacturing facility and subject to completion of its technical file and other review, was granted its CE mark for European certification. SpectRx has been establishing locations for marketing clinicals in Europe prior to revenue generating shipments.

DIABETES

Background

         Diabetes is a major health care problem which, according to the World Health Organization, is estimated to affect 100 million people worldwide by the year 2000. If undiagnosed and untreated, diabetes can lead to severe medical complications over time, including blindness, loss of kidney function, nerve degeneration, and cardiovascular disease. Diabetes is the sixth leading cause of death by disease in the United States and is estimated to cost the American economy over $110 billion annually, including indirect costs such as lost productivity.

         Diabetes occurs when the body does not produce sufficient levels of, or effectively utilize, insulin, a hormone that regulates the metabolism (breakdown) of glucose. Glucose levels in the blood must be within a specific concentration range to ensure proper cellular function and health. Insulin deficiency results in an abnormally high blood glucose concentration, which causes protein glycation throughout the body, impairs the ability of cells to intake glucose and has other adverse effects. In Type I (insulin-dependent juvenile-onset) diabetes, which affects from 5% to 10% of all people with diagnosed diabetes, the cells that make insulin have been destroyed. Type I diabetes is treated with daily insulin injections. In the more prevalent form of diabetes, Type II (non-insulin-dependent adult-onset) diabetes, the insulin producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose using tissues such as skeletal muscle (a condition called insulin resistance). Type II diabetes is initially managed with proper diet, exercise and oral medication. Based on statistics published by the National Institutes of Health, however, the Company estimates that approximately 50% of Type II diabetics will eventually require insulin therapy.

The Diabetes Screening Market

         The American Diabetes Association (the "ADA") estimates that over 16 million people in the United States have diabetes, only half of whom have been diagnosed with the disease. The long term health care costs of a diabetic patient can be substantially reduced if the patient can be diagnosed in the early stages of the disease. Early diagnosis allows glucose levels to be monitored and properly controlled, thereby reducing complications that result from long term exposure to elevated glucose levels. These complications include diabetic retinopathy, kidney disease, nerve degeneration, and cardiovascular disease. Currently, approximately 625,000 new cases of diabetes are diagnosed each year in the United States, and many of those diagnosed have complications that generally appear eight to ten years after onset of the disease. The Company believes that the low rate of diabetes diagnosis and the failure in many cases to diagnose the disease prior to the onset of complications is due primarily to the lack of a convenient and accurate diabetes screening test. The Company believes that the current market in the United States for diabetes screening tests is approximately $300 million per year. In June 1997, the ADA altered its recommendation for diabetes screening to increase the recommended level of screening for all adults over 45 years old to every three years, which the Company believes will increase market spending.

         There are several existing diabetes screening tests in use today. The diabetes screening procedure recommended by the ADA is the blood-based fasting plasma glucose test. This test is difficult and inconvenient to administer because it requires the patient to fast for eight hours prior to the drawing of blood, and because the blood sample is usually sent to a laboratory for analysis, which delays the receipt by the patient of the test results. Current methods for diabetes screening that utilize random finger stick blood glucose tests are no longer recommended by the ADA because the random nature of the tests results in an unacceptably low level of sensitivity (i.e., the ability to correctly determine that a particular person has diabetes) and specificity (i.e., the ability to correctly determine that a particular person does not have diabetes). Glucose urine test products, which are available over-the-counter, have an even lower test sensitivity and specificity and are not recommended for screening by the ADA. The low levels of sensitivity and specificity in both the random finger stick blood glucose test and the glucose urine test result in cases of both undetected diabetes, which can prevent early treatment of the disease in such cases, and false indications of diabetes, which can cause patients to incur the expense of, and devote the time for, needless additional testing.

The SpectRx Non-Invasive Diabetes Screening Product

         The SpectRx diabetes screening product is designed to detect and measure fluorescence in the lens of the eye and evaluate that measurement using the Company's proprietary algorithm. An abnormally high level of florescence in the lens of the eye may be indicative of prolonged exposure to high levels of glucose due to diabetes. A measurement indicating a patient is likely to have diabetes could be confirmed by subsequent testing using conventional blood-based diagnostics. The performance of the Company's diabetes screening product has been shown to be comparable to that of the blood-based screening test. Unlike the blood based tests, however, the SpectRx diabetes screening product is painless, would provide the patient with test results in less than a minute, and would not require the patient to fast for eight hours prior to administration of the test.

         The Company's diabetes screening product is designed to be simple and painless to use and to produce accurate point of care results in a very short period of time. The Company believes that such a method of diabetes screening is likely to become as prevalent as glaucoma testing, which is regularly performed during eye exams. Thus, the Company believes that the product may result in increased diagnoses of the approximately 50 million undiagnosed diabetics worldwide, including the approximately eight million in the United States. For this reason, the Company believes that its diabetes screening product presents a substantial opportunity to identify new patients who can benefit from proper treatment thereby reducing incidence of complications and their associated cost.

         The Company's diabetes screening product is designed as a compact instrument that will meet the space requirements of optometrists' and physicians' offices and will also be suitable for retail establishments such as pharmacies. To use the device, the individual looks into the instrument while placing his head against a rest. The individual is instructed to look at a fixed light as the instrument locates the eye and automatically tracks the pupil opening. The device measures fluorescence in the lens of the eye using a low-intensity blue light. The results of the analysis will indicate either that the patient should undergo further diagnostic testing or that there is no indication of diabetes. In a pilot study of more than 1,300 subjects (both diabetics and non-diabetics) conducted by Roche Diagnostics BMC, an early stage prototype of the Company's diabetes screening product demonstrated an ability to detect diabetes.

         The Company is in the process of final design of the production prototype. The Company expects Roche Diagnostics BMC to commence clinical testing and file for 510(k) clearance from the FDA in 1998. Unexpected problems, however, may arise in the development and regulatory approval processes. In addition, Roche Diagnostics BMC retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that the development or regulatory filing will occur within this time frame, or at all.

         The Company has entered into a collaboration agreement with Roche Diagnostics BMC, pursuant to which the Company has granted Roche Diagnostics BMC an exclusive worldwide license to sell and market the Company's diabetes screening product. The Company receives development milestone payments and expects to receive a manufacturing profit on products sold to Roche Diagnostics BMC. Roche Diagnostics BMC is responsible for conducting clinical testing, obtaining regulatory approvals for, and the marketing, distribution and sales of, the Company's diabetes screening product.

The Glucose Monitoring Market

         Many people with diabetes have difficulty achieving optimal glucose control. For proper glucose control, each insulin injection should be adjusted to reflect the person's current blood glucose concentration, carbohydrate consumption, exercise pattern, stress or other illness. Accordingly, personal glucose monitoring products have become critical in managing diabetes by allowing diabetics to measure their glucose levels in order to adjust their diet, exercise and use of oral medication or insulin to maintain proper blood glucose levels.

         In June 1993, the National Institutes of Health announced the results of the Diabetes Control and Complications Trial ("DCCT"). This long term study of approximately 1,400 people with Type I diabetes confirmed the importance of glucose control as a determinant of long term risk of degenerative complications. The data from the DCCT demonstrated that the risk of degenerative complications is significantly reduced if blood glucose concentrations in people with Type I diabetes can be brought closer to the concentrations measured in non-diabetic individuals. For example, the DCCT study demonstrated that the risk of complications of diabetic retinopathy, the leading cause of blindness in the United States, could be reduced by 76% through proper glucose control. The DCCT panel recommended that Type I diabetics measure their blood glucose four times per day in order to maintain proper control over their glucose levels. Although the DCCT study involved people with Type I diabetes only, a similar Japanese study on Type II diabetics supports the conclusion of the DCCT study that maintaining low average glucose levels reduces the risks of complications associated with diabetes.

         Because glucose monitoring is an important part of the every day life of the world's diagnosed diabetics, the personal glucose monitoring market is substantial. The Company believes that the worldwide market for glucose monitoring products at manufacturers' price levels is approximately $2.0 billion annually and is growing at approximately 17% per year. The North American market for such products was approximately $1.0 billion in 1996. The Company believes that the market for personal glucose monitoring products is driven by four main factors: 1) an aging population; 2) the realization that tight glucose control dramatically reduces the risk of complications; 3) the availability of third-party reimbursement in developed nations; and 4) the promotion and increased availability of glucose monitoring products. It is estimated that diabetics currently monitor their glucose on average less than twice a day instead of the DCCT recommendation of four times per day. The Company believes that the pain and inconvenience associated with conventional finger stick blood glucose monitoring systems is the primary reason that most people with diabetes fail to comply with the recommendations of the DCCT panel. The Company believes that greater awareness of the benefit of frequent self-monitoring and less painful, more convenient monitoring products could significantly increase the global market. Currently, no non-invasive glucose monitoring systems are commercially available.

         Glucose monitoring products have evolved rapidly over time. Various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products.

         Current commercially available glucose monitoring systems are painful and inconvenient. These systems require that a blood sample be obtained from a patient, applied to a disposable test strip and then measured for glucose concentrations using a battery-powered, hand held monitor. Under these systems, the blood sample is usually obtained from a patient's fingertip because of the high concentration of capillaries at this site and because the blood produced at the fingertip can most easily be applied directly to test strips used in such devices. These systems typically require the patient to complete the following steps: insert the disposable test strip into the meter, lance the finger, apply the drop of blood to the test strip and wait for the meter to display the results. Because nerve endings are concentrated in the fingertips, this sampling process can be painful. The level of patient discomfort is compounded by the fact that the fingertips offer a limited surface area from which to obtain a blood sample. Thus, the patient can be required to repeatedly sample from the same site, eventually resulting in callouses. In addition, applying the drop of blood to the test strip is difficult for those diabetics who have lost dexterity in their extremities due to nerve degeneration.

The SpectRx Glucose Monitoring Product

         The Company is developing a glucose monitoring product in collaboration with Abbott that utilizes the Company's proprietary interstitial fluid sampling technology to allow people with diabetes to easily and accurately measure their glucose levels. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on the Company's and independent research have indicated that interstitial fluid glucose levels correlate closely with blood glucose levels. The Company believes that using interstitial fluid to assay glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma prior to measurement. SpectRx's glucose monitoring product uses the Company's microporation technology to collect a sample of interstitial fluid. The product is intended to measure the glucose concentration of the fluid using disposable assay technology supplied and being designed by Abbott specifically for use with the Company's product. Because the Company's glucose monitoring product is designed to obtain a sample of interstitial fluid from the outermost layers of the skin and does not require a blood sample, its use does not stimulate pain sensors and capillaries found in the deeper layers of skin and is thus free of the pain and blood involved in conventional finger stick assaying techniques. In addition, the Company believes that the entire process will take no longer than current blood glucose monitoring tests.

         The Company's glucose monitoring product is expected to be comprised of a small, hand held battery-powered, monitoring device and a proprietary, disposable assay cartridge. The monitoring device will be placed on the skin, and a laser or other suitable energy source mounted in the housing will be directed onto the skin. When activated, several micropores will be painlessly created in the outermost layer of skin, the stratum corneum. The Company believes the creation of micropores will not damage adjacent tissue or penetrate deeply enough to reach the capillary bed or nerve layer below the stratum corneum. The Company anticipates that the device will have a proprietary mechanism that will force the interstitial fluid out of a micropore and into the disposable cartridge. When the assay cartridge is full and the interstitial fluid has been analyzed, the results will appear on a display.

         In January 1996, the Company undertook a pilot study of 10 subjects (six diabetics and four nondiabetics) under a protocol reviewed and approved by the Georgia Baptist Medical Center. The study was designed to evaluate the correlation between results obtained using early stage prototypes of the Company's glucose monitoring product and a leading conventional personal blood glucose monitoring system. The study compared the glucose levels in interstitial fluid and blood of the 10 subjects who were each administered 75 grams of glucose. The study, which yielded a total of 876 glucose measurements (438 contemporaneous measurements of interstitial fluid and blood), produced a correlation coefficient of 0.96 between glucose levels in interstitial fluid and blood.

         In October 1996, the Company entered into a collaborative arrangement with Abbott for the development and commercialization of the Company's glucose monitoring product. Pursuant to the arrangement, the Company granted Abbott an exclusive worldwide license for the Company's glucose monitoring product and other related glucose monitoring devices in all countries except Singapore and the Netherlands, where the license is non-exclusive. Pursuant to the terms of the collaborative arrangement, Abbott has agreed to pay all costs associated with a joint research and development program, to make certain milestone payments to the Company and to pay the Company a royalty based on net sales. Abbott will also be responsible for conducting clinical trials, obtaining regulatory approval for and manufacturing, marketing, distributing, and selling the products covered by the arrangement. In addition, Abbott made a $3 million equity investment in the Company in 1996 whereby it purchased 500,000 shares of Series C Preferred Stock which converted into 357,143 shares of Common Stock upon the Company's initial public offering.

         The Company is currently engaged in a joint development research program that is focused on the collection of interstitial fluid. Once the research and development related to the collection of interstitial fluid is completed, it will be followed by the integration of the Company's microporation technology and Abbott's disposable assay technology into a prototype device. The Company expects prototype development to be followed by clinical trials and a regulatory submission. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Abbott retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that these events will occur.


COLLABORATIVE ARRANGEMENTS

         The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing, and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has been successful in its history in developing such strategic relationships. The Company currently has collaborative arrangements with Abbott, Roche Diagnostics BMC and Respironics. The Company is, to varying degrees, dependent upon its collaborative partners for the development, clinical testing, regulatory approval, manufacturing, and commercialization of its products.

Respironics (Healthdyne Technologies, Inc.)

         In June 1996, SpectRx entered into a Purchasing and Licensing Agreement with Healthdyne Technologies, Inc., which was later acquired by Respironics (the "Respironics Agreement"). Pursuant to the Respironics Agreement, Respironics is responsible for clinical trials, the regulatory approval process and sale of the BiliCheck(TM) in the United States and Canada. The Company retains manufacturing rights and is responsible for the regulatory approval process and sale of the infant jaundice product outside of the United States and Canada. Under the Respironics Agreement, the Company receives from Respironics licensing fees and a manufacturing profit on products sold to Respironics and shares any profit from the sales of disposables by Respironics. Respironics receives an exclusive license for the United States and Canada (i) to use and sell instruments for non-invasive bilirubin measurement ("Instruments"), (ii) to use and sell disposable probes, tips or other devices which, when used with Instruments, measure bilirubin levels ("Disposables") and items accessory to and not necessary for the operation of Instruments or Disposables ("Accessories"), and
(iii) to make Instruments, Disposables and/or Accessories (collectively, "Licensed Products"). Unless SpectRx is unable to supply Licensed Products, Respironics must purchase its requirements for Licensed Products from SpectRx. Respironics has agreed to pay SpectRx's cost for manufacturing each Licensed Product. Respironics and SpectRx then share equally the margin earned on the sale of Licensed Products. In order to maintain license exclusivity, Respironics has agreed to purchase from SpectRx certain minimum amounts of Licensed Products or pay a royalty to SpectRx for an equivalent number of Licensed Products. In the event that SpectRx is unable to supply Licensed products, Respironics receives a license to manufacture the Licensed Products and pays a royalty to SpectRx on sales of Licensed Products.

         SpectRx has granted to Respironics the exclusive option to acquire an exclusive license for the United States and Canada, on terms substantially similar to those contained in the Respironics Agreement, with respect to any new intellectual property that comes into existence after the effective date of the Respironics Agreement, which covers devices that would compete, directly or indirectly, with the Licensed Products and for which SpectRx has the right and authority to grant licenses. In such event, Respironics has agreed to reimburse SpectRx for one-half of SpectRx's cost to develop and commercialize such product, in lieu of paying any license fees. If Respironics fails to exercise such option, SpectRx may license such intellectual property to any third party on terms no more favorable than those offered to Respironics.

         The Respironics Agreement remains in effect for the longer of fifteen years or until the expiration date of the last licensed patent to expire. Upon expiration of the Respironics Agreement, Respironics has the option to renew the Respironics Agreement for additional fifteen year terms indefinitely. Respironics also has the right to terminate the

Respironics Agreement without cause upon not less than 30 days' written notice to the Company. In the event that certain milestones are not achieved before certain specified dates, Respironics has the right to assume the commercialization efforts with respect to the Licensed Products, in which case:
(i) all further development funding payable to SpectRx under the Respironics Agreement ceases, (ii) Respironics must pay SpectRx a royalty, and (iii) SpectRx must compensate Respironics for commercialization costs through a royalty offset.

         On February 11, 1998, Healthdyne Technologies, Inc. merged with Respironics, with Respironics as the surviving entity. There can be no assurance that the change in control of Healthdyne Technologies, Inc. will not affect the Company's collaborative arrangement with Healthdyne Technologies, Inc.

Roche Diagnostics Boehringer Mannheim

         In December 1994, SpectRx entered into a Development and License Agreement (the "Development Agreement") with Boehringer Mannheim Corp. (which has since merged with Roche Diagnostics) with respect to a non-invasive instrument that measures changes in the lens of the human eye for the purpose of detecting diabetes. Pursuant to the Development Agreement, SpectRx has granted to Roche Diagnostics BMC an exclusive, worldwide license to sell and market the Company's diabetes screening product. SpectRx receives development milestone payments from Roche Diagnostics BMC pursuant to the Development Agreement. The Development Agreement remains exclusive for so long as Roche Diagnostics BMC meets certain minimum volume purchase requirements set forth in the Supply Agreement with Roche Diagnostics BMC (discussed below). The Development Agreement may be terminated at any time by Roche Diagnostics BMC upon written notice to SpectRx.

         In January 1996, Roche Diagnostics BMC and SpectRx entered into a Supply Agreement for the supply by SpectRx to Roche Diagnostics BMC of the Company's diabetes screening product (the "Supply Agreement"). Roche Diagnostics BMC's purchase price for the Company's diabetes screening product is calculated pursuant to a formula based on a gross margin. Roche Diagnostics BMC is required to meet minimum annual purchase requirements for the diabetes screening product each year or Roche Diagnostics BMC forfeits its exclusivity under the marketing license granted in the Development Agreement. The term of the Supply Agreement is coincident with the term of the Development Agreement. Roche Diagnostics BMC may terminate the Supply Agreement for material breach (including a failure to supply adequate requirements) of the agreement by the Company, which breach remains unremedied for 30 days after notice to the Company and in which case Roche Diagnostics BMC is deemed to have acquired a manufacturing license under the Development Agreement. If Roche Diagnostics BMC acquires this manufacturing license, it must pay royalties to SpectRx on Roche Diagnostics BMC sales of the diabetes screening product. During the term of the Supply Agreement, SpectRx can not enter into any agreement to develop or manufacture a non-invasive diabetes detection instrument using the same or similar technology as used in the Company's diabetes screening product other than with Roche Diagnostics BMC affiliates. Roche Diagnostics BMC is not restricted from pursuing the development of a diabetes screening instrument with another party.

         On March 5, 1998, Roche Holding, Ltd. acquired Corange, Ltd., which is the parent company of Boehringer Mannheim, GmbH., the parent company of Boehringer Mannheim Corp. There can be no assurance that the change in control of Boehringer Mannheim will not adversely affect the Company's collaborative arrangement with Boehringer Mannheim.

Abbott Laboratories

         In October 1996, SpectRx entered into a Research & Development and License Agreement (the "Abbott Agreement") with Abbott for the development and commercialization of the Company's glucose monitoring technology in the field of extracting interstitial fluid samples for glucose monitoring (the "Field"). Pursuant to the Agreement, SpectRx has granted to Abbott a worldwide license under its patents, patent applications and know how (the "Technology") useful in the Field, including improvements, to manufacture and sell products in the Field. The license is exclusive in all countries except Singapore and the Netherlands where the license is non-exclusive. Abbott also has certain rights of first negotiation with the Company regarding any rights the Company may have to license the Technology for the development and commercialization of other products relating to the measurement of analytes in interstitial fluid and the delivery of therapeutic agents based on such measurements. Under the Abbott Agreement,

SpectRx receives from Abbott development funding, payments on achievement of milestones and a royalty on Abbott product sales. In addition, Abbott made a $3 million equity investment in SpectRx in 1996 whereby it purchased 500,000 shares of Series C Preferred Stock which converted into 357,143 shares of Common Stock upon the Company's initial public offering. Abbott subsequently purchased SpectRx Common Stock on the open market and currently owns 6.6% of the outstanding Stock of the Company.

         Under the Abbott Agreement, the parties have agreed to jointly conduct a research program designed to demonstrate that the Company's glucose monitoring product can extract an adequate sample of interstitial fluid in a targeted time period. During the joint development program, which began in the fourth quarter of 1996, Abbott will pay mutually agreed development costs. SpectRx is responsible for the completion of a prototype and human clinical testing. Thereafter, if Abbott wishes to commercialize the product, it is responsible for further product development and obtaining all required regulatory approvals. After obtaining these regulatory approvals, Abbott is required to diligently pursue the sales of the products but is not prohibited from marketing competing products. If Abbott elects not to commercialize the product, the agreement may be terminated by either party. Abbott has a fixed period from the date of notice to the Company of its intention to commercialize the product in which to complete commercialization and begin shipment of products. If such commercialization has not been completed within the permitted time, SpectRx may terminate the agreement.

         Under the Abbott Agreement, all technology invented solely by SpectRx during the joint development program is owned solely by SpectRx. All technology invented solely by Abbott and all clinical data, regulatory filings and government marketing approvals developed solely by Abbott are the property of Abbott. On certain early termination events, SpectRx has a right to obtain a license to certain of the relevant Abbott technology. Technology jointly invented during the joint development program will be jointly owned pursuant to a royalty sharing arrangement.

         The Abbott Agreement remains in effect until the expiration of the last licensed patent to expire. Abbott has the right to terminate the Abbott Agreement without cause upon not less than 60 days' prior notice to the Company at any time prior to the first shipment of products and upon not less than 120 days' prior notice to the Company thereafter. If Abbott terminates without cause after completion of the joint development program but before the first product is shipped, Abbott must pay to the Company a one time development program milestone payment. Abbott may terminate the Abbott Agreement upon not less than 30 days' prior notice to the Company for certain product development failures or failure to obtain key patent protection. In the fourth quarter of 1997, Abbott made a payment of $500,000 to SpectRx, in recognition of the progress made in the extraction of interstitial fluid.

LICENSING ARRANGEMENTS

Georgia Tech Research Corporation

         The Company has a license agreement with Georgia Tech Research Corporation ("GTRC") pursuant to which GTRC has granted the Company an exclusive, worldwide license (including the right to grant sublicenses) to make, use and sell products that incorporate GTRC's know how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions (the "GTRC Agreement"). Under the license, the Company must pay a royalty to GTRC on net sales of any such products manufactured and sold by the Company. The term of the GTRC Agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the GTRC Agreement.

Altea Technologies, Inc

         In March 1996, SpectRx entered into a License and Joint Development Agreement (the "Altea/Nimco Agreement") among the Company, Altea ("Altea") and Non-Invasive Monitoring Company, Inc. ("Nimco") pursuant to which certain rights in respect of jointly developed technology are allocated between the Company and Altea. Both Altea and Nimco are jointly controlled by Jonathan Eppstein, a Vice President of the Company, and his sister. The Altea/Nimco Agreement also covers one granted patent and know how related to the glucose monitoring product, the joint application of the Company and Altea for a U.S. patent and an international patent related to the glucose monitoring product, and provides for continued joint development efforts between SpectRx and Altea as mutually agreed. The Altea/Nimco Agreement further provides for the joint ownership by SpectRx and Altea of certain patents and technology relating to the transdermal/intradermal movement of substances utilizing various methods. Under the Altea/Nimco Agreement, SpectRx receives worldwide, exclusive rights to any technology for monitoring applications covered by the Nimco patents and related joint technology and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. Future inventions made by each of SpectRx and Altea based on newly developed technology are included within the Altea/Nimco Agreement.

         SpectRx is obligated to pay royalties to Nimco for products using its technology and to Altea for products using its technology, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using both Nimco and Altea technology will be allocated as mutually agreed. Minimum annual royalties are payable by SpectRx to Altea. See Note 9 of Notes to Consolidated Financial Statements. If actual accrued royalties are less than the minimum royalty amount, SpectRx may pay Altea the difference or the license will become non-exclusive. Thereafter, SpectRx must offer a right of first refusal to acquire exclusive rights to the monitoring technology to Altea.

         The term of the Altea/Nimco Agreement is for the life of the patents covered by the agreement. The agreement may be terminated by any party in the event of a default by any other party that is not cured within 90 days of notice to the defaulting party. The agreement may be terminated globally by Altea if SpectRx fails to commercialize any product, use or application utilizing the monitoring technology in any major country by the date of the first commercial shipment date under the Abbott Agreement and may be terminated by Altea with respect to certain regions if SpectRx fails to commercialize any product, use or application in those regions by this date. SpectRx may terminate the agreement upon not less than three months prior notice to Altea and Nimco if given before it has commercialized the technology and upon not less than six months prior notice to each party if given after commercialization has commenced. Except in the case of termination of the agreement by SpectRx for breach, upon termination all technology and joint technology shall become the exclusive property of Altea, except the Nimco patents. If the agreement is terminated by SpectRx for breach, all rights to the monitoring technology in the countries in which SpectRx has retained its exclusive rights shall become the exclusive property of SpectRx, each party shall retain non-exclusive rights to the monitoring technology in other countries, and Altea shall retain all rights to the delivery technology. If SpectRx loses its rights to the monitoring technology for failure to commercialize (but not due to breach), Altea and Nimco, after their reacquisition of rights from SpectRx, will pay an amount of money by way of a royalty to SpectRx according to a formula to reflect each party's relative investment.

The University of Texas M.D. Anderson Cancer Center

         In March 1996, SpectRx, entered into a Patent License Agreement with the Board of Regents (the "Board") of the University of Texas System and M.D. Anderson pursuant to which the Board granted SpectRx an exclusive license under certain of its patents to manufacture, have manufactured, use and sell products within the United States for use within the licensed field of optical measurement of bilirubin in human tissue (the "MDA Patent License Agreement"). SpectRx has the right to assign this license to affiliates and the right to sublicense the foregoing rights. In connection with the MDA Patent License Agreement, SpectRx has agreed to pay all expenses incurred in prosecuting and maintaining the patents licensed and a royalty on net sales of products that incorporate the licensed patents, subject to annual minimum royalty payments. See Note 9 of Notes to Consolidated Financial Statements. The term of the MDA Patent License Agreement is until the expiration date of the last expiring patent licensed. The Board has the right at any time after one year from the effective date of the MDA Patent License Agreement to terminate the license if SpectRx, within 90 days after written notice from the Board, fails to provide written evidence satisfactory to the Board that SpectRx has commercialized or is actively and effectively attempting to commercialize an invention licensed under the MDA Patent License Agreement.

Joseph Lakowicz, Ph.D.

         The Company has a license agreement with Joseph Lakowicz, Ph.D. whereby Dr. Lakowicz has granted the Company an exclusive, worldwide license (including the right to grant sublicenses) to make, use, and sell medical products that incorporate Dr. Lakowicz's intellectual property related to lifetime fluorescence technology (the "Lakowicz Agreement"). The intellectual property consists of a portfolio of granted patents, patent applications and foreign filings in the area of lifetime fluorescence technology. The Company has agreed to pay a royalty to Dr. Lakowicz on net sales of such products manufactured and sold. Additionally, the Company is committed to fund certain research programs under the direction of Dr. Lakowicz. See Note 9 of Notes to Consolidated Financial Statements, which includes these funding commitments. The Company has sublicensed some parts of this intellectual property related to invasive blood tests to its majority owned subsidiary, FluorRx, Inc. The term of the Lakowicz Agreement is until the expiration date of the last expiring patent covering any of the technology licensed.

RESEARCH, DEVELOPMENT AND ENGINEERING

         To date, the Company has been engaged primarily in the research, development and testing of the Company's glucose monitoring, diabetes screening and infant jaundice products, including research for and development of its core electro-optical and microporation technologies. Since inception to December 31, 1997, the Company incurred approximately $7.9 million in research and development expenses, net of approximately $2.3 million which was reimbursed through collaborative arrangements. Three distinct groups within the Company conduct research, development and engineering. One group consists of 26 engineers and support personnel who design optics, electronics, mechanical components and software for the infant jaundice and diabetes screening products. A second group consists of 16 scientists and engineers who devote their time to the development of microporation technology for the monitoring of glucose and other analytes. The third group consists of five engineers and scientists focused on investigating new applications for the Company's core electro-optical and microporation technologies.

         The Company believes that the interstitial fluid sampling technology under development at SpectRx and Abbott for use in connection with the Company's glucose monitoring product may also be used to develop alternatives for certain blood tests where the analyte being tested is also present in comparable volumes in interstitial fluid. Abbott has a right of first negotiation with the Company regarding the use of interstitial fluid sampling technology for these applications.

         In 1996, SpectRx executed a licensing agreement with Dr. Lakowicz of the University of Maryland pursuant to which the Company licenses a portfolio of intellectual property related to lifetime fluorescence technology, a technology used to determine the spectroscopic fingerprint of a substance. The Company believes lifetime fluorescence technology may have applications including in vitro blood chemistry, molecular diagnostics, flow cytometry, combinatorial chemistry for pharmaceutical discovery research and noninvasive optical diagnostics.

         To date, the Company has only tested prototypes of its glucose monitoring and diabetes screening products and pre-release production versions of its infant jaundice product. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's glucose monitoring and diabetes screening products are produced.

MANUFACTURING

         One element of the Company's business strategy is to manufacture certain of its products and to outsource the production of other, high volume products and associated disposables. To date, the Company's manufacturing activities have consisted of building certain prototype devices, developing production infrastructure and building pre-release production versions of its BiliCheck(TM) and BiliCal(TM) products. If the Company successfully develops its diabetes screening product and infant jaundice product and, together with Roche Diagnostics BMC and Respironics, obtains FDA clearance and other regulatory approvals to market these products, the Company will undertake to manufacture these products in commercial quantities. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. Currently 12 individuals are employed by the Company to accomplish the pre-production planning, quality system development, facility development, and production scaling that will be needed to bring production to commercial levels. The Company announced in early 1998 that it had received ISO 9001 and CE mark Certification subject to final completion of its technical file and other review. These approvals enable the Company to commence production of its BiliCheck(TM) and BiliCal(TM) products and, if completed successfully, will permit shipment of these products into markets for which it has received regulatory clearance.

SALES, MARKETING AND DISTRIBUTION

         The Company has elected to focus the sales and distribution of its current products through its collaborative partners. The Company believes that by aligning with larger, more established partners, in specific market segments, it can utilize its partners' already developed strengths and more effectively and quickly penetrate the market place. The Company's primary efforts to date have been to build the skill and information base to identify and quantify market segments to which the Company's technologies can be economically developed and marketed.

         The Company has developed the BiliCheck(TM) and BiliCal(TM) marketing and distribution program to an introductory stage. SpectRx has developed packaging, advertising, display materials, and training, and has, in addition, signed distribution agreements or is in negotiation with companies it believes to be highly experienced in the neonatal markets that SpectRx is targeting in Europe, Asia and South America. The Company has also added or engaged marketing personnel to develop and execute the programs necessary to launch the BiliCheck(TM) system and to manage sales of these products. Nevertheless, commercial volumes of these products have not yet been shipped and the efficacy of the marketing programs or the distributors has not yet been tested with SpectRx's products.

         Respironics has the exclusive right to market and sell the Company's infant jaundice product in the United States and Canada. Abbott has the exclusive right to market and sell the Company's glucose monitoring product in all countries except Singapore and the Netherlands, where the license is non-exclusive. Roche Diagnostics BMC has the exclusive worldwide right to market and sell the Company's diabetes screening product.

PATENTS

         The Company has pursued a strategy of developing and acquiring patents and patent rights and licensing technology. SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Nimco one granted patent and know how related to its glucose monitoring product, jointly applied with Altea for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with GTRC that give the Company the right to use two patents related to its diabetes screening product, and the Company has licensed this proprietary technology to Roche Diagnostics BMC pursuant to the Company's collaborative arrangement with Boehringer Mannheim. The Company has license agreements with M.D. Anderson that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Dr. Joseph Lakowicz of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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

COMPETITION

         The medical device industry in general, and the markets for glucose monitoring and diabetes screening devices and processes in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes screening tests and infant jaundice products. A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche Diagnostics BMC, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.) are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

         There is also competition in the diabetes screening and infant jaundice markets. The existing blood test providers, companies that produce blood tests and other technologies that could replace blood testing will compete for a share of these markets.

GOVERNMENT REGULATION

         All of the Company's products are regulated as medical devices. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and may be subject to regulations of relevant foreign agencies. The FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for such products in order to ensure that medical products distributed in the United States are safe and effective for their intended uses. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals or clearances, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Failure to obtain regulatory approvals, the restriction, suspension or revocation of regulatory approvals or clearances, if obtained, or any other failure to comply with regulatory requirements would a have a material adverse effect on the Company's business, financial condition and results of operations.

         The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices (the "Branch") has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel (the "Panel") is an external advisory panel that provides advice to the Branch regarding devices that are reviewed by the Branch. The panel meets from time to time and provides comments on testing guidelines. There can be no assurance that the Panel's comments will not result in a FDA policy or change in FDA policy that is materially adverse to the Company's regulatory position.

         In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMP), and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed Class I or II devices).

         A medical device manufacturer may seek clearance to market a medical device by filing a 510(k) premarket notification with the FDA if a medical device manufacturer establishes that a newly developed device is "substantially equivalent" to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to a device that is currently legally marketed and has received 510(k) premarket clearance from the FDA. The 510(k) premarket notification must be supported by appropriate information, including, where appropriate, data from clinical trials, establishing the claim of substantial equivalence to the satisfaction of the FDA. Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take substantially longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. The Company believes that its products will qualify for 510(k) premarket notification.

         A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a material adverse effect on the Company's business, financial condition and results of operations. For any of the Company's products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions or approval of a PMA application. Any modified device for which a new 510(k) premarket notification is required cannot be distributed until 510(k) clearance is obtained for the modified device. There can be no assurance that the Company will obtain 510(k) clearance in a timely manner, if at all, for any devices or modifications to devices for which it may submit a 510(k) notification.

         A PMA application must be submitted if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or for a Class III device for which FDA has called for PMAs. The PMA application must contain valid scientific evidence to support the safety and effectiveness of the device which includes the results of clinical trials, all relevant bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used for manufacture, including, where appropriate, the method of sterilization and its assurance. In addition, the submission must include proposed labeling, advertising literature and training methods (if required). If human clinical trials of a device are required in connection with a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing, and a description of how the device will be manufactured. If the IDE application is reviewed and approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin clinical trials after obtaining approval for the study by one or more appropriate IRBs, but FDA approval for the commencement of the study is not required. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by FDA before a sponsor or an investigator may make a significant change to the investigational plan that may affect the plan's scientific soundness or the rights, safety or welfare of human subjects.

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. An incomplete application will be returned to the sponsor and must be resubmitted and accepted for filing before the application will be substantively reviewed. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the PMA application review period, the submission may be sent to an FDA-selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA application review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements.

         If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will issue an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA application. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA application approval letter authorizing commercial marketing of the device for certain indications and intended uses. The PMA application review process can be expensive, uncertain and lengthy. A number of devices for which a PMA has been sought have never been approved for marketing. The FDA may also determine that additional clinical trials are necessary, in which case the PMA may be significantly delayed while such trials are conducted and data is submitted in an amendment to the PMA application. Modifications to the design, labeling or manufacturing process of a device that is the subject of an approved PMA application, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMA applications. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The FDA generally does not call for an advisory panel review for PMA supplements. There can be no assurance that, if required, the Company will be able to meet the FDA's PMA requirements or that any necessary approvals will be received. Failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Regulatory approvals and clearances, if granted, may include significant labeling limitations and limitations on the indicated uses for which the product may be marketed. In addition, to obtain such approvals and clearances, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. The FDA also requires the Company to provide it with information on death and serious injuries alleged to have been associated with the use of the Company's products, as well as any malfunctions that would likely cause or contribute to death or serious injury. Failure to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal by the government to grant premarket clearance or premarket approval for devices, withdrawals of approvals and criminal prosecutions.

         The Company is required to register with the FDA as a device manufacturer and list its products with the Agency. The Company also is subject to biannual inspections, for compliance with GMP, by the FDA and state agencies acting under contract with the FDA. The GMP regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing, quality assurance and quality control activities. The FDA also has promulgated final regulatory changes to the GMP regulations that require, among other things, design controls and maintenance of service records, and which will increase the cost of complying with GMP requirements.

         Labeling and promotional activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved users. The Company and its products are also subject to a variety of state and local laws and regulations in those states and localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

         International sales of the Company's products are subject to the regulatory requirements of each target country. The regulatory review process varies from country to country. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products received by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification will be one of the CE mark certification requirements required by mid-1998. Failure to receive and maintain the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union.

         The Company will rely upon its corporate partners to obtain certain United States and foreign regulatory approvals and if such approvals are obtained the Company will rely upon its corporate partners to remain in compliance with ongoing United States and foreign regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely effect the Company's business, financial condition and results of operations.

EMPLOYEES AND CONSULTANTS

         As of December 31, 1997, the Company had 62 employees and consulting or other contract arrangements with 23 additional persons to provide services to the Company on a full- or part-time basis. Of the 85 people so employed or engaged by the Company, 51 are engaged in research and development activities, 11 are engaged in sales and marketing activities, 5 are engaged in regulatory affairs and quality assurance, 10 are engaged in manufacturing and development, and 8 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

         The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. None of these key employees has an employment contract with the Company nor are any of these employees covered by key person or similar insurance. In addition, if the Company, together with its collaborative partners, is able to successfully develop and commercialize the Company's products, the Company will need to hire additional scientific, technical, marketing, managerial and finance personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Early Stage of Development; No Assurance of Successful Product Development

         To date, the Company has only tested prototypes and pre-release production versions of its products. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's products are produced. The Company could encounter unforeseen problems in the development of its products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development and commercialization process. In addition, there can be no assurance that any of the Company's products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Dependence on Collaborative Arrangements

         The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with, (i) Respironics under which Respironics is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada, (ii) Roche Diagnostics BMC under which Roche Diagnostics BMC is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes screening product, and (iii) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche Diagnostics BMC and Respironics. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be unable, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

         On February 11, 1998, Healthdyne merged with Respironics, with Respironics as the surviving entity. There can be no assurance that the change in control of Healthdyne will not adversely affect the Company's collaborative arrangement with Healthdyne. On March 5, 1998, Roche Holding, Ltd. acquired Corange, Ltd., which is the parent company of Boehringer Mannheim, GmbH., the parent company of Boehringer Mannheim. There can be no assurance that the change in control of Boehringer Mannheim will not adversely affect the Company's collaborative arrangement with Boehringer Mannheim.

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

The Company has experienced operating losses since its inception, and, as of December 31, 1997, the Company had an accumulated deficit of approximately $12.1 million. To date, the Company has engaged primarily in research and development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

         The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company intends to seek clearance to market each of its products through a 510(k) premarket notification supported by clinical data. Although no 510(k) premarket notification has been filed with the FDA for clearance to market any of the Company's products, the Company expects 510(k) premarket notifications for clearance to market its infant jaundice product and its diabetes screening product in 1998. A 510k for the glucose monitoring product is expected after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In order for the Company to market its products under development in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, the Company will be required to obtain ISO 9001 certifications and after mid-1998, the Company will be prohibited from selling its products in Europe until such time as the Company receives CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. While the Company has received ISO 9001 and CE mark certification, it must still comply with certain completion requirements including submission of its technical file, and it must maintain its certifications in future periods. Failure to receive or maintain ISO 9001 or CE mark certification or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices (the "Branch") has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel (the "Panel") is an external advisory panel that provides advice to the Branch regarding devices that are reviewed by the Branch. The panel meets from time to time and provides comments to the Branch regarding guidelines. There can be no assurance that the Panel's comments will not result in a FDA policy or change in FDA policy that is materially adverse to the Company's regulatory position.

         The Company will rely upon Abbott, Roche Diagnostics BMC and Respironics to obtain United States and foreign regulatory approvals and clearances for its glucose monitoring, diabetes screening and infant jaundice products, respectively, and if such approvals or clearances are obtained the Company will rely upon these collaborative partners to maintain them in full force and effect and to otherwise remain in compliance with all applicable United States and foreign regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely effect the Company's business, financial condition and results of operations.

Dependence on Licensed Patent Applications and Proprietary Technology

         SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with Georgia Tech Research Corporation ("GTRC") that give the Company the right to use two patents related to its diabetes screening product, and the Company has licensed this proprietary technology to Roche Diagnostics BMC pursuant to the Company's collaborative arrangement with Boehringer Mannheim. The Company has license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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

Fixed Royalty Rates and Manufacturing Profits

         Substantially all of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics BMC and Respironics resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, the Company's profit margins are not likely to increase over time because the Company's royalty rates and manufacturing profit rates are predetermined.

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

Intense Competition

         The medical device industry in general, and the markets for glucose monitoring and diabetes screening devices and processes in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes screening tests and infant jaundice products. A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche Diagnostics BMC, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense Inc.), are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

         To date, the Company's manufacturing activities have consisted only of building certain prototype devices and pre-release versions of its BiliCheck(TM) and BiliCal(TM) products. If the Company successfully develops its diabetes screening and infant jaundice products and, together with Roche Diagnostics BMC and Respironics, obtains FDA clearance and other regulatory approvals to market these products, the Company will undertake to manufacture these products in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

No Marketing and Sales Experience

         If the Company, together with Respironics, successfully develops the Company's infant jaundice product and obtains, in countries other than the United States and Canada, necessary regulatory approvals and clearances to market this product, the Company will be responsible for marketing this product in these countries. The Company has no experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products, there can be no assurance that the Company will be able to successfully fully develop a marketing and sales force or that it will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics BMC for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

Need for Additional Capital; Uncertainty of Access to Capital

         Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to the Company's collaborative arrangements with Abbott, Roche Diagnostics BMC and Respironics, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of the Company's collaborative partners to fund the Company's capital expenditures is largely discretionary and depends on a number of factors, including the Company's ability to meet certain milestones in the development and testing of its products. There can be no assurance that the Company will meet such milestones or that the Company's collaborative partners will continue to fund the Company's capital expenditures. Any failure of the Company's collaborative partners to fund its capital expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 18 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Uncertainty of Third-Party Reimbursement

         In the United States, patients, hospitals and physicians who purchase medical devices such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse them for all or a portion of the cost of the medical device. Reimbursement for devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are gradually adopting a managed care system in which such providers contract to provide comprehensive health care services for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although the Company anticipates that patients, hospitals and physicians will justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes will be derived from the use of its products, there can be no assurance that this will be the case. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Any inability of patients, hospitals, physicians and other users of the Company's products to obtain sufficient reimbursement from health care payors for the Company's products or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for such products could have a material adverse effect on the Company's business, financial condition and results of operations.

         If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although the Company intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

Need to Attract and Retain Key Employees

         The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. The officers listed in the Executive Officers and Directors table comprise the Company's key personnel. None of these key employees has an employment contract with the Company nor are any of these employees covered by key person or similar insurance. In addition, if the Company, together with its collaborative partners, is able to successfully develop and commercialize the Company's products, the Company will need to hire additional scientific, technical, marketing, managerial and finance personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Control by Directors, Executive Officers and Affiliated Entities

         The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 46% of the Company's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 2.  PROPERTIES

         The Company leases approximately 38,000 square feet in Norcross, Georgia, which comprise the Company's administrative, research and development, marketing and production facilities and the Company's planned manufacturing facility. The Company's lease for the portion of this facility housing the finance department and certain planned manufacturing operations extends through 1999, the portions housing certain research and development operations expire in June 2000 and March 2003 and the portion housing administration, sales and marketing, engineering and certain other planned manufacturing operations expires in March 2001.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol SPRX). The number of record holders of the Company's Common Stock at February 28, 1998 was 93.

         The Company completed an initial public offering of 2,361,699 shares of Common Stock in July 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

         The high and low last sales prices for the third and fourth quarters of 1997 as reported by the Nasdaq National Market are as follows:

                               1997
                     ---------------------
                         HIGH       LOW
                     ----------   --------
Third Quarter        $    7.75    $   6.50
Fourth Quarter       $    9.875   $   6.50

         The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

        On July 1, 1997, the Company commenced and completed its initial public offering (the "IPO") of 2,361,699 shares (including 201,699 shares sold by selling stockholders and including the exercise of the underwriters' over-allotment option consisting of 160,000 shares) of its Common Stock, $0.001 par value per share, at a public offering price of $7.00 per share pursuant to a registration statement on Form S-1 (file no. 333-80453) filed with the Securities and Exchange Commission. All of the shares registered were sold. Hambrecht & Quist LLC and Volpe Brown Whelan & Company, LLC were the managing underwriters of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $15,120,000.

        The Company paid underwriting discounts and commissions of $1,058,400 and other expenses of approximately $896,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $1,954,400, and the net proceeds to the Company in the IPO were $13,165,600.

        From June 30, 1997, the effective date of the Registration Statement, to December 31, 1997 (the Company's fiscal year end), the approximate amount of net proceeds used were $1.5 million for the funding of the development of the Company's infant jaundice and diabetes screening products, $1.1 million for developing production capacity and increasing inventory, and $0.6 million to develop sales, marketing and distribution capability. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

SPECTRX
(IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)

                                                                                                 PERIOD FROM INCEPTION
                                                                                                    (OCT. 27, 1992)
                                                     YEAR ENDED DECEMBER 31,                       THROUGH     THROUGH
                                                 1997         1996         1995         1994        1993         1997
STATEMENTS OF OPERATIONS DATA:
REVENUES                                     $    901     $    452     $  1,179     $    122     $      0     $  2,654
COST AND EXPENSES:
    RESEARCH & DEVELOPMENT                      3,428        1,815        1,189          869          638        7,939
    MARKETING                                     835          221          146          126          196        1,524
    GENERAL & ADMINISTRATIVE                    2,558        1,526          637          350          403        5,474
                                             --------     --------     --------     --------     --------     --------

LOSS FROM OPERATIONS                           (5,920)      (3,110)        (793)      (1,223)      (1,237)     (12,283)

NET INTEREST AND OTHER INCOME (EXPENSE)           194          (68)         113         (124)          20          135
                                             --------     --------     --------     --------     --------     --------

NET LOSS                                     $ (5,726)    $ (3,178)    $   (680)    $ (1,347)    $ (1,217)    $(12,148)
                                             ========     ========     ========     ========     ========     ========

NET LOSS PER SHARE
    BASIC                                    $  (1.26)    $  (2.13)    $  (0.48)    $  (0.96)    $  (1.03)
    DILUTED                                  $  (1.26)    $  (2.13)    $  (0.48)    $  (0.96)    $  (1.03)

SHARES USED TO COMPUTE NET LOSS PER SHARE
    BASIC                                       4,528        1,494        1,410        1,410        1,179
    DILUTED                                     4,528        1,494        1,410        1,410        1,179

CONSOLIDATED BALANCE SHEET DATA
    TOTAL ASSETS                               14,999        5,946          751        1,327          756
    TOTAL LONG TERM OBLIGATIONS                   752          250            0          475            0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. Examples of such uncertainties and risks include, but are not limited to, whether the Company's products in development will prove safe and effective;
whether and when the Company or its strategic partners will obtain approval from the United States Food And Drug Administration ("FDA") and corresponding foreign agencies; the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; the lack of immediate alternate sources of supply for some critical components of its products; the Company's patent and intellectual property position; the Company's need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's potential product lines; the effectiveness and ultimate market acceptance of the Company's products; and the dependence of the Company on its strategic partners for funding, development assistance, clinical trials, distribution and marketing of products developed by the company. The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

         SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products.
As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. Since inception, the company has entered into collaborative arrangements with Abbott, Roche Diagnostics BMC and Respironics, (a successor to Healthdyne Technologies, Inc.) for its glucose monitoring, diabetes screening and infant jaundice products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At December 31, 1997, as a result of a subsequent financing, SpectRx's interest in FluorRx was 57%.

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 1997, the Company had accumulated deficit of approximately $12.1 million. To date, the Company has engaged primarily in research and development efforts. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

         Substantially all of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics BMC and Respironics resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, The Company's profit margins are not likely to increase over time because the Company's royalty rates and manufacturing profit rates are predetermined.

         In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer such discounts or rebates to expand the use of their products and thus increase the market for the disposable assay strips they sell for use with their products. Because Abbott may, pursuant to its collaborative arrangement with the Company, determine the prices at which it sells the Company's glucose monitoring devices, it may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which it sells the Company's glucose monitoring devices, the royalties earned by the Company in respect of such sales will decline. There can be no assurance that if this strategy is adopted, royalties earned by the Company on sales of the disposable cartridges to be used in connection with its glucose monitoring device will be equal to or greater than the royalties the Company would have earned had its glucose monitoring devices not been sold at a discount. This possible reduction in royalties on sales of the Company's glucose monitoring devices could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The Company has entered into collaborative arrangements with Abbott, Roche Diagnostics BMC and Respironics. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of the Company's collaborative partners were to terminate its arrangement with the Company, the Company would either need to reach agreement with a replacement collaborative partner or undertake at its own expense the activities handled by its collaborative partner prior to such termination, which would require the Company to develop expertise it does not currently posses, would significantly increase the Company's capital requirements and would limit the programs the Company could pursue. The Company would likely encounter significant delays in introducing its products and the development, manufacture and sales of its products would be adversely affected by the absence of such collaborative arrangements. The termination of any of the Company's collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Comparison Of 1997 and 1996

         General. Net losses increased to approximately $5.7 million, or ($1.26) per share, for the year ended December 31, 1997 from approximately $3.2 million, or ($2.13) per share, in 1996 due to increases in research and development expenses, marketing expenses and general and administrative expenses. The Company expects net losses to continue. If the Company is unable to attain certain milestones under a collaboration agreement, its collaborative partner may not make milestone payments under, or may terminate altogether, such agreement. If this were to happen, future net losses would escalate rapidly because of spending increases necessary to complete research, development and clinical trials of the Company's products, commence sales and marketing efforts and establish a manufacturing capability.

         Research and development expenses. Research and development expenses increased to approximately $3.4 million for the year ended December 31, 1997 from approximately $1.8 million in 1996. The increase in research and development expenses was primarily due to increases in compensation costs, prototype materials and contract research costs, and to a lesser extent, increases in consulting expenses and outside services. The Company expects research and development expenses to increase in the future as it begins clinical trials for its products.

         Sales and marketing expenses. Sales and marketing expenses increased to $835,000 for the year ended December 31, 1997 from $221,000 in 1996. The increase was due primarily to compensation and recruiting costs, product design costs, advertising expenses and other marketing expenses related to introduction of the Company's infant jaundice product. Sales and marketing expenses are expected to increase in the future as the Company begins to market this product.

         General and administrative expenses. General and administrative expenses increased to approximately $2.6 million for the year ended December 31, 1997 from approximately $1.5 million in 1996. The increase in general and administrative expense was due to increases in compensation, facility costs, production development costs and legal fees. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

         Net interest expense and other expense. Net interest and other income increased to $194,000 for the year ended December 31, 1997 from an expense of $68,000 in 1996. This increase results from the redemption of convertible notes which were outstanding during 1996, and from an increase in interest received on cash balances received from the initial public offering, offset by other expense items.

         Comparison of 1996 and 1995

         General. Net losses increased to approximately $3.2 million for the year ended December 31, 1996 from approximately $680,000 in 1995 due to an increase in research and development expenses and general and administrative expenses.

         Research and development expenses. Research and development expenses increased to approximately $1.8 million for the year ended December 31, 1996 from approximately $1.2 million in 1995. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased.

         Sales and marketing expenses. Sales and marketing expenses increased to $221,000 for the year ended December 31, 1996 from $146,000 in 1995. The increase was due primarily to compensation and recruiting costs, product design costs and expenses related to building a marketing organization for the Company's infant jaundice product.

         General and administrative expenses. General and administrative expenses increased to approximately $1.5 million for the year ended December 31, 1996 from approximately $637,000 in 1995. The increase in general and administrative expenses was due to increases in compensation and facility costs.

         Net interest and other expense. Net interest and other expense increased to $68,000 for the year ended December 31, 1996 from an income of $113,000 in 1995. This increase resulted from interest incurred in conjunction with the issuance of convertible notes, which have since been redeemed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private sales of its debt and equity securities. From October 27, 1992 (inception) through December 31, 1997, the Company received approximately $25.5 million in net proceeds from sales of its debt and equity securities. At December 31, 1997, the Company had cash of approximately $12.4 million and working capital of approximately $12.1 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, of approximately $13.2 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, addition collaborative relationships or other arrangements. The company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 18 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product.

OTHER MATTERS

        It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem).

        The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          SPECTRX, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             1996           1997
---------------------------------------------------------------------      --------       --------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $  4,721       $ 12,449
   Accounts receivable, net of allowance for doubtful accounts of $29             1            554
     in 1996 and 1997
   Other current assets                                                          90            335
                                                                           --------       --------
          Total current assets                                                4,812         13,338
                                                                           --------       --------


PROPERTY AND EQUIPMENT, NET                                                     596            930
                                                                           --------       --------


OTHER ASSETS:
   Other assets, net                                                            126            289
   Due from related parties                                                     412            442
                                                                           --------       --------
          Total other assets                                                    538            731
                                                                           --------       --------
                                                                           $  5,946       $ 14,999
                                                                           ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY                        1996           1997
---------------------------------------------------------------------      --------       --------

CURRENT LIABILITIES:
   Accounts payable                                                        $    557       $    515
   Accrued liabilities                                                          385            758
                                                                           --------       --------
          Total current liabilities                                             942          1,273
                                                                           --------       --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CONVERTIBLE SUBORDINATED PROMISSORY NOTES                                       250            250
                                                                           --------       --------
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                            0            502
                                                                           --------       --------
STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, $.001 par value; 3,560                   3              0
     shares authorized, 3,104 and 0 shares issued and outstanding in
     1996 and 1997, respectively
   Series B convertible preferred stock, $.001 par value; 1,375                   1              0
     shares authorized, 1,272 and 0 shares issued and outstanding in
     1966 and 1997, respectively
   Series C convertible preferred stock, $.001 par value; 5,000                   1              0
     shares authorized, 500 and 0 shares issued and outstanding in
     1996 and 1997, respectively
   Preferred stock, $.001 par value; 5,000 shares authorized in 1997,             0              0
     0 shares issued
   Common stock, $.001 par value; 50,000 shares authorized, 1,532 and             2              8
     7,748 shares issued and outstanding in 1996 and 1997,
     respectively
   Additional paid-in capital                                                11,503         25,372
   Deferred compensation                                                       (286)          (210)
   Notes receivable from officers                                               (48)           (48)
   Deficit accumulated during development stage                              (6,422)       (12,148)
                                                                           --------       --------
          Total stockholders' equity                                          4,754         12,974
                                                                           ========       ========
                                                                           $  5,946       $ 14,999
                                                                           ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                          SPECTRX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     PERIOD FROM
                                                   YEAR ENDED DECEMBER 31              INCEPTION
                                          --------------------------------------   (OCTOBER 27, 1992)
                                            1995           1996           1997    TO DECEMBER 31, 1997
                                          --------       --------       --------  --------------------

REVENUES                                  $  1,179       $    452       $    901       $  2,654
                                          --------       --------       --------  --------------------
EXPENSES:
   Research and development                  1,189          1,815          3,428          7,939
   Sales and marketing                         146            221            835          1,524
   General and administrative                  637          1,526          2,558          5,474
                                          --------       --------       --------  --------------------
                                             1,972          3,562          6,821         14,937
                                          --------       --------       --------  --------------------
          Operating loss                      (793)        (3,110)        (5,920)       (12,283)

INTEREST EXPENSE (INCOME), NET                   5            132           (430)           518

OTHER (INCOME) EXPENSE                        (118)           (64)           236           (653)
                                          --------       --------       --------   --------------------
NET LOSS                                  $   (680)      $ (3,178)      $ (5,726)      $(12,148)
                                          ========       ========       ========   ====================

NET LOSS PER SHARE:
   Basic                                  $  (0.48)      $  (2.13)      $  (1.26)
                                          ========       ========       ========

   Diluted                                $  (0.48)      $  (2.13)      $  (1.26)
                                          ========       ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                   1,410          1,494          4,528
                                          ========       ========       ========
     Diluted                                 1,410          1,494          4,528
                                          ========       ========       ========



 The accompanying notes are an integral part of these consolidated statements.

                                        Spectrx, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        DECEMBER 31, 1995, 1996, AND 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        SERIES A                SERIES B              SERIES C
                                     PREFERRED STOCK        PREFERRED STOCK         PREFERRED STOCK         COMMON STOCK
                                     ----------------------------------------------------------------------------------------
                                      SHARE   AMOUNT         SHARE    AMOUNT         SHARE    AMOUNT         SHARE    AMOUNT
                                     ------------------------------------------------------------------------------------------
BALANCE,  OCTOBER 27, 1992              0     $     0           0     $     0           0     $     0           0     $     0
 (INCEPTION)
  Initial stockholders'                 0           0           0           0           0           0       1,179           1
    contribution at $.001 per
    share

  Issuance of Series A              1,850           2           0           0           0           0           0           0
    preferred stock at $1 per
    share, net of issuance
    costs of $12

  Issuance of common stock at           0           0           0           0           0           0         231           0
    $.21 per share

  Conversion of subordinated        1,254           1           0           0           0           0           0           0
    notes at $1 per share

  Series A preferred stock              0           0           0           0           0           0           0           0
    warrants issued in
    connection with
    convertible subordinated
    promissory notes

  Net loss                              0           0           0           0           0           0           0           0
                                    -------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994          3,104           3           0           0           0           0       1,410           1

  Common stock warrants                 0           0           0           0           0           0           0           0
    issued in connection with
    convertible subordinated
    promissory notes

  Net loss                              0           0           0           0           0           0           0           0
                                    -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,1995           3,104           3           0           0           0           0       1,410           1

  Common stock warrants                 0           0           0           0           0           0           0           0
    issued in connection with
    convertible subordinated
    promissory notes

  Conversion of subordinated            0           0         390           0           0           0           0           0
    notes

  Issuance of Series B                  0           0         882           1           0           0           0           0
    preferred stock at $4 per
    share, net of issuance
    costs of $23

  Issuance of Series C                  0           0           0           0         500           1           0           0
    preferred stock at $6 per
    share, net of issuance
    costs of $24 and royalty
    payments of $223

  Issuance of common stock in           0           0           0           0           0           0          29           0
    settlement of a dispute
    valued at $.49 per share

  Issuance of common stock              0           0           0           0           0           0          71           1
    for purchased technology
    valued at $.49 per share

  Exercise of warrant at                0           0           0           0           0           0          22           0
    $1.12 per share

  Issuance of stock options             0           0           0           0           0           0           0           0
    at $.70 and $2.45 per
    share, valued at $1.05
    and $5.50 per share,
    respectively

  Amortization of deferred              0           0           0           0           0           0           0           0
    compensation

   Net loss                             0           0           0           0           0           0           0           0
                                    -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996          3,104           3       1,272           1         500           1       1,532           2

   Issuance of common stock             0           0           0           0           0           0       2,160           1
      at $7 per share, net of
      issuance costs of
      $ 909,000

   Conversion of convertible       (3,104)         (3)     (1,272)         (1)       (500)         (1)      3,483           4
      preferred stocks

   Exercise of warrants at a            0           0           0           0           0           0         560           1
      weighted average price
      per share of $1.24

   Exercise of stock options            0           0           0           0           0           0          10           0
      at a weighted average
      price per share of $.26

   Employee stock purchase              0           0           0           0           0           0           3           0
      plan at a weighted
      average price per share
      of $5.95

   Amortization of deferred             0           0           0           0           0           0           0           0
      compensation

   Net loss                             0           0           0           0           0           0           0           0
                                    -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997              0    $      0           0      $    0           0      $    0       7,748     $     8
                                    ===========================================================================================



                                                                             DEFICIT
                                                               NOTES       ACCUMULATED     TOTAL
                                    ADDITIONAL               RECEIVABLE      DURING    STOCKHOLDERS'
                                     PAID-IN    DEFERRED       FROM       DEVELOPMENT    EQUITY
                                     CAPITAL   COMPENSATION   OFFICERS       STAGE      (DEFICIT)
                                   ---------------------------------------------------------------
BALANCE,  OCTOBER 27, 1992            $     0     $     0      $     0      $     0      $     0
 (INCEPTION)
  Initial stockholders'                     1           0            0            0            2
    contribution at $.001 per
    share

  Issuance of Series A                  1,836           0            0            0        1,838
    preferred stock at $1 per
    share, net of issuance
    costs of $12

  Issuance of common stock at              48           0          (48)           0            0
    $.21 per share

  Conversion of subordinated            1,253           0            0            0        1,254
    notes at $1 per share

  Series A preferred stock                 79           0            0            0           79
    warrants issued in
    connection with
    convertible subordinated
    promissory notes

  Net loss                                  0           0            0       (2,564)      (2,564)
                                   --------------------------------------------------------------
BALANCE, DECEMBER 31, 1994              3,217           0          (48)      (2,564)         609

  Common stock warrants                    35           0            0            0           35
    issued in connection with
    convertible subordinated
    promissory notes

  Net loss                                  0           0            0         (680)        (680)
                                   --------------------------------------------------------------

BALANCE, DECEMBER 31,1995               3,252           0          (48)      (3,244)         (36)

  Common stock warrants                    59           0            0            0           59
    issued in connection with
    convertible subordinated
    promissory notes

  Conversion of subordinated            1,560           0            0            0        1,560
    notes

  Issuance of Series B                  3,504           0            0            0        3,505
    preferred stock at $4 per
    share, net of issuance
    costs of $23

  Issuance of Series C                  2,752           0            0            0        2,753
    preferred stock at $6 per
    share, net of issuance
    costs of $24 and royalty
    payments of $223

  Issuance of common stock in              14           0            0            0           14
    settlement of a dispute
    valued at $.49 per share

  Issuance of common stock                 34           0            0            0           35
    for purchased technology
    valued at $.49 per share

  Exercise of warrant at                   24           0            0            0           24
    $1.12 per share

  Issuance of stock options               304        (304)           0            0            0
    at $.70 and $2.45 per
    share, valued at $1.05
    and $5.50 per share,
    respectively

  Amortization of deferred                  0          18            0            0           18
    compensation

   Net loss                                 0           0            0       (3,178)      (3,178)
                                   --------------------------------------------------------------

BALANCE, DECEMBER 31, 1996             11,503        (286)         (48)      (6,422)       4,754

   Issuance of common stock            13,152           0            0            0       13,153
      at $7 per share, net of
      issuance costs of
      $ 909,000

   Conversion of convertible                1           0            0            0            0
      preferred stocks

   Exercise of warrants at a              693           0            0            0          694
      weighted average price
      per share of $1.24

   Exercise of stock options                3           0            0            0            3
      at a weighted average
      price per share of $.26

   Employee stock purchase                 20           0            0            0           20
      plan at a weighted
      average price per share
      of $5.95

   Amortization of deferred                 0          76            0            0           76
      compensation

   Net loss                                 0           0            0       (5,726)      (5,726)
                                   --------------------------------------------------------------

BALANCE, DECEMBER 31, 1997            $25,372     $  (210)     $   (48)    $(12,148)     $12,974
                                   =============================================================



  The accompanying notes are an integral part of these consolidated statements.

                          SPECTRX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                 PERIOD FROM
                                                                                                   INCEPTION
                                                                   YEAR ENDED DECEMBER 31,      (OCTOBER 27, 1992)
                                                           ------------------------------------  TO DECEMBER 31,
                                                             1995          1996          1997          1997
                                                           --------      --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   (680)     $ (3,178)     $ (5,726)     $(12,148)
                                                           --------      --------      --------      --------

   Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                           111           182           281           677
        Amortization of debt discount                             5            66             0           138
        Issuance of stock in settlement of                        0            14             0            14
          dispute
        Amortization of deferred compensation                     0            18            76            94
        Changes in operating assets and liabilities:
          Accounts receivable                                  (200)          215          (553)         (554)
          Other assets                                           14           (60)         (456)         (554)
          Due from related parties                                0          (412)          (30)         (442)
          Accounts payable                                      158           391           (42)          515
          Accrued liabilities                                     0           317           354           871
          Deferred revenue                                     (534)            0             0             0
                                                           --------      --------      --------      --------
            Total adjustments                                  (446)          731          (370)          759
                                                           --------      --------      --------      --------
            Net cash used in operating activities            (1,126)       (2,447)       (6,096)      (11,389)
                                                           --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                         (177)         (422)         (567)       (1,437)
   Additions to purchased technology                            (32)          (49)            0          (205)
                                                           --------      --------      --------      --------
            Net cash used in investing activities              (209)         (471)         (567)       (1,642)
                                                           --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net                                  0            24        13,870        13,896
   Issuance of Series A preferred stock, net                      0             0             0         1,838
   Issuance of Series B preferred stock, net                      0         3,505             0         3,505
   Issuance of Series C preferred stock, net                      0         2,753             0         2,753
   Issuance of redeemable convertible preferred                   0             0           521           521
     stock, net
   Issuance of warrants                                           5            18             0            35
   Issuance of convertible subordinated promissory notes        500         1,232             0         2,932
                                                           --------      --------      --------      --------
            Net cash provided by financing                      505         7,532        14,391        25,480
                                                           --------      --------      --------      --------
              activities
NET (DECREASE) INCREASE  IN CASH AND CASH
   EQUIVALENTS                                                 (830)        4,614         7,728        12,449


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  937           107         4,721             0
                                                           --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    107      $  4,721      $ 12,449      $ 12,449
                                                           ========      ========      ========      ========

CASH PAID FOR:
   Interest                                                $      0      $      0      $     10      $     10
                                                           ========      ========      ========      ========

   Income taxes                                            $      0      $      0      $      0      $      0
                                                           ========      ========      ========      ========

                                                                                                 PERIOD FROM
                                                                                                   INCEPTION
                                                                   YEAR ENDED DECEMBER 31,      (OCTOBER 27, 1992)
                                                           ------------------------------------  TO DECEMBER 31,
                                                             1995          1996          1997          1997
                                                           --------      --------      --------      --------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Conversion of preferred stock to common               $      0      $      0      $      5      $      5
                                                           ========      ========      ========      ========

     Conversion of subordinated promissory notes
       to preferred stock                                  $      0      $  1,560      $      0      $  2,814
                                                           ========      ========      ========      ========

     Stock issued for subscription receivable              $      0      $      0      $      0      $     48
                                                           ========      ========      ========      ========

     Warrants issued in connection with
       convertible subordinated notes and
       redeemable convertible preferred stock              $     30      $     41      $     19      $    157
                                                           ========      ========      ========      ========

     Issuance of common stock for purchased technology     $      0      $     35      $      0      $     35
                                                           ========      ========      ========      ========



  The accompanying notes are an integral part of these consolidated statements.

                          SPECTRX, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

1.   ORGANIZATION AND BACKGROUND

     SpectRx, Inc. and subsidiary (the "Company") is engaged in the research and development of products that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring, diabetes screening, and infant jaundice. The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use, and provide rapid results at the point of care, thereby improving patient well-being and reducing healthcare costs. The Company's glucose monitoring, diabetes screening, and infant jaundice products are based on proprietary electro-optical and microporation technology that can eliminate the pain and inconvenience of a blood sample. The Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Boehringer Mannheim Corporation ("Boehringer Mannheim") and Healthdyne Technologies, Inc. ("Healthdyne") to facilitate the development, commercialization, and introduction of its glucose monitoring, diabetes screening, and infant jaundice products, respectively.

     The developmental nature of the Company's activities is such that inherent risks exist in its operations. The Company is subject to a number of risks, including successful product development, dependence on licensed patent applications and proprietary technology, completion of regulatory approvals, a market for its products, competition from well-established larger companies and potential competition from other noninvasive products, the potential need for additional financing, a lack of sales experience, product liability, and dependence on key personnel. While management believes that the Company will be successful, there are no assurances of successful future operations.

     In July 1997, the Company completed an initial public offering (the "Offering") of its common stock (Note 5). In connection with the Offering, the board of directors approved a reverse stock split of 1-for-1.4 for the Company's common stock effective February 19, 1997. Accordingly, all share, per share, weighted average share, stock option, and common stock warrant information have been restated to reflect the split. The reverse stock split had no effect upon the number of shares of preferred stock issued and outstanding, just the number of shares of common stock into which the preferred stock converted.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of SpectRx, Inc. ("SpectRx") and, since December 5, 1996, its majority owned subsidiary FluorRx, Inc. ("FluorRx") (Note 3). All significant intercompany amounts have been eliminated.

     PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 1996 and 1997 (in thousands):

                                            1996       1997
                                           ------     ------
Equipment                                  $  689     $1,181
Furniture and fixtures                        181        256
                                           ------     ------
                                              870      1,437
Less accumulated depreciation                 274        507
                                           ------     ------
           Property and equipment, net     $  596     $  930
                                           ======     ======


     OTHER ASSETS

     Other assets include net purchased technology of $118,000 and $70,000 at December 31, 1996 and 1997, respectively, which is being amortized using the straight-line method over its estimated useful life of five years.

     PATENT COSTS

     Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $71,000, $165,000, and $286,000 in 1995, 1996, and 1997, respectively.

     REVENUE RECOGNITION

     Revenue from collaborative research and development agreements is recorded when earned. Periodic license fee payments under collaborative agreements related to future performance are deferred and recognized as income when earned.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties. All research and development costs are expensed as incurred.

     NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share and all prior periods have been restated. Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is based upon the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable upon the conversion of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

     Pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 83, common stock, and CSEs issued at prices below the public offering price during the 12-month period prior to the Offering were included in the calculation as if they were outstanding for all periods presented, regardless of whether they are dilutive. In February 1998, SEC staff released SAB No. 98 on computations of earnings per share. SAB No. 98 replaces SAB No. 83 in its entirety and requires, among other items, that only "nominal issuances" of common stock be reflected in the calculation as if they were outstanding for all periods presented and that the calculation be made in accordance with Statement No. 128 for periods subsequent to the Offering. Accordingly, for all periods presented, common stock equivalents have been excluded from diluted weighted average shares outstanding as their impact was antidilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of cash, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the fair value of the Company's long-term debt was not significantly different than the stated value at December 31, 1997.

     LONG-LIVED ASSETS

     The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and purchased technology, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

3.   INVESTMENT IN FLUORRX, INC.

     In December 1996, the Company sublicensed certain technology to and acquired a 65% interest in FluorRx, a newly organized Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest is represented by two seats on FluorRx's board of directors and 129,000 shares of FluorRx's Series A convertible preferred stock purchased for $250,000. As discussed below in December 1997, FluorRx issued 23,000 shares of mandatory redeemable convertible preferred stock, which if converted to common stock, would reduce the Company's ownership percentage in FluorRx to 57%.

     FluorRx has authorized 1,000,000 shares of preferred stock with a par value of $.01 per share, of which 300,000 shares were authorized as Series A preferred stock ("Series A Preferred") and 300,000 as Series B preferred stock ("Series B Preferred"). All outstanding Series A Preferred is owned by SpectRx and has been eliminated in consolidation. FluorRx's Series A and B Preferred is convertible at a ratio one to one (subject to adjustment) into FluorRx's common stock. The Series B Preferred may be converted at the option of the holder at any time after issuance and is automatically converted into common stock upon the occurrence of certain defined events. The holders of the Series B Preferred are entitled to annual cumulative dividends, payable when declared, at a rate of 8% per share. In addition, the holders of Series B Preferred have liquidation preference of $25.94 per share, plus accrued but unpaid dividends. The Series B Preferred is redeemable at the shareholders option after December 2002, at a price of $25.94, plus accrued but unpaid dividends or, fair market value, as defined, as of the date of the request for redemption.

     In December 1997, FluorRx sold 23,000 shares of Series B Preferred at a price of $25.94 per share for an aggregate purchase price of $597,000 with net cash proceeds to FluorRx of $521,000. In connection with the issuance of the Series B Preferred, FluorRx issued the selling agent a warrant to purchase 2,300 shares of FluorRx common stock. The warrant was valued at $19,000 and was accounted for as additional issuance costs.

     For the years ended December 31, 1996 and 1997, FluorRx incurred operating losses of $58,000 and $632,000. Due to the Company's effective control of FluorRx, the Company has fully consolidated these losses.

4.   CONVERTIBLE SUBORDINATED PROMISSORY NOTES

     In November 1995 and April 1996, the Company issued 10% convertible subordinated promissory notes for $500,000 and $982,000, respectively. Pursuant to the terms of these notes, all outstanding principal and accrued interest were converted in August 1996 into 389,951 shares of Series B convertible preferred stock. Warrants to purchase 107,143 and 210,470 shares of common stock were issued with the promissory notes in consideration for additional proceeds of $5,000 and $18,000, respectively, in November 1995 and April 1996, respectively (Note 6). The value of the warrants issued in November 1995 and April 1996 was determined to be $35,000 and $59,000, respectively, based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the terms of the notes. The noncash allocation to the warrants of $30,000 and $41,000 in November 1995 and April 1996, respectively, was accounted for as a debt discount. The unamortized debt discount was expensed as additional interest expense upon the conversion of the notes in August 1996.

     In June 1996, the Company issued an 8% convertible subordinated promissory note for $250,000. Principal and interest are payable June 1998. The holder of the note may convert outstanding principal and interest into common stock at a conversion rate of $3.50 per share.

  5. STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING

     In July 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2,160,000 shares of common stock, including an underwriters over-allotment of 160,000 shares, at an initial public offering price of $7. The total proceeds of the initial public offering, net of underwriting discounts and offering expenses, were approximately $13.2 million. In connection with the offering, all outstanding shares of Series A, B, and C preferred stock converted into 3,482,762 shares of common stock. Additionally, warrants to purchase 559,986 shares of common stock were exercised for proceeds of $694,000.

     PREFERRED STOCK

     In January 1997, the Company authorized 5,000,000 shares of preferred stock, with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     STOCK OPTIONS

     In May 1995, the Company adopted the 1995 Stock Option Plan (as amended, the "Plan"), under which 1,428,572 shares of common stock are authorized and reserved for use in the Plan. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At December 31, 1997, options to purchase 352,464 shares of common stock were available for future grant under the Plan.

     Stock option activity for each of the three years ended December 31, 1997 is as follows:

                                    NUMBER OF  WEIGHTED AVERAGE
                                     OPTIONS    PRICE PER SHARE
                                    ---------    ---------------
Plan inception, May 1995                    0      $   0.00
   Granted                            329,834          0.21
   Canceled                            (3,983)         0.21
                                    ---------
Outstanding, December 31, 1995        325,851          0.21
   Granted                            338,940          1.05
   Exercised                             (403)         0.21
   Canceled                            (1,026)         0.21
                                    ---------
Outstanding, December 31, 1996        663,362          0.64
   Granted                            418,000          7.50
   Exercised                          (10,065)         0.26
   Cancelled                           (5,656)         0.46
                                    ---------
Outstanding, December 31, 1997      1,065,641          3.34
                                    =========
Exercisable, December 31, 1997        365,073          0.47
                                    =========

     The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                             --------------------------------------   ----------------------
                                                          WEIGHTED
                                             WEIGHTED     AVERAGE                    WEIGHTED
             RANGE OF           NUMBER       AVERAGE    CONTRACTUAL     NUMBER       AVERAGE
         EXERCISE PRICES       OF SHARES      PRICE         LIFE       OF SHARES      PRICE
    ------------------------   ---------    --------    ----------    -----------    -------
     $.21-$.70                  578,353       $0.44      8.0 years     346,069        $0.36
     $2.45                       69,288        2.45      8.9 years      18,767         2.45
     $7.00-$7.50                418,000        7.50      9.9 years         237         7.00
                              ---------                                -------
                Total         1,065,641        3.34      8.8 years     365,073         0.47
                              =========                                =======

     In June 1996, November 1996, and December 1996, the Company granted options to purchase 269,652, 8,573, and 60,715, respectively, shares of common stock at exercise prices of $.70, $2.45, and $2.45 per share, respectively. In connection with the issuance of these options, the Company recognized $304,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. This deferred compensation is amortized ratably over the vesting period of the options.

     The Company has elected to account for its stock-based compensation plan under APB No. 25, "Accounting for Stock Issued to Employees;" however, the Company has computed for pro forma disclosure purposes the value of all options granted in each of the three years ended December 31, 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 1995, 1996, and 1997:

                              1995       1996        1997
                              ----       ----        ----
Risk-free interest rate        6.0%      6.6%       5.86%
Expected dividend yield        0.0%      0.0%       0.0%
Expected lives              4 years   4 years     4 YEARS
Expected volatility           90.0%     90.0%      58.0%

     The total values of the options granted during the years ended December 31, 1995, 1996, and 1997 were computed as approximately $46,000, $511,000, and $1,587,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the

     Company's reported net loss and net loss per share for each of the three years ended December 31, 1997 would have increased by the following pro forma amounts:

                              1995           1996          1997
                              ----           ----          ----
Net loss:
   As reported             $  (680)     $  (3,178)     $  (5,726)
   Pro forma                  (694)        (3,226)        (5,890)
Net loss per share:
   Basic
      As reported          $ (0.48)     $   (2.13)     $   (1.26)
      Pro forma              (0.49)         (2.16)         (1.30)
   Diluted
      As reported            (0.48)         (2.13)         (1.26)
      Pro forma              (0.49)         (2.16)         (1.30)

     WARRANTS

     In connection with the November 1995 and April 1996 note sales (Note 4), the Company issued warrants to purchase 317,613 shares of common stock at an exercise price per share of 20% of the price per share paid in the next equity financing of $5,000,000 or more, inclusive of the notes and warrants subject to conversion. In August 1996, the exercise price was set at $1.12 per share.

     Upon the close of the Offering, all outstanding warrants to purchase 559,986 shares of common stock were exercised providing proceeds of approximately $694,000.

     Under the terms of a certain license and technology agreement (Note 9), the Company issued a right to Altea Technologies, Inc. ("Altea") to obtain a warrant for the purchase of up to 588,572 shares of common stock at $.21 per share. Upon a liquidity event (for which the Offering qualified), as defined, Altea had the option to sell all rights to the licensed technology in exchange for a warrant to purchase up to 588,572 shares of common stock, depending on the achievement of certain milestones with respect to the licensed technology. Altea did not elect to exercise its right to obtain the warrant, and the Company will continue with the existing license and technology agreement.

     EMPLOYEE STOCK PURCHASE PLAN

     In connection with the Offering, the Company adopted an employee stock purchase plan under which the Company may issue up 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. During 1997, the Company issued 3,387 shares of common stock at a price of $5.95 per share.

6.   INCOME TAXES

     The Company has incurred net operating losses since inception. As of December 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $11,660,000 available to offset its future income tax liability. The NOL carryforwards begin to expire in the year 2007. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years, if significant ownership changes have occurred.

     Components of deferred tax assets are as follows at December 31, 1996 and 1997:

                           1996              1997
                        -----------      -----------
NOL carryforwards       $ 2,394,000      $ 4,431,000
Valuation allowance      (2,394,000)      (4,431,000)
                        -----------      -----------
Deferred tax assets     $         0      $         0
                        ===========      ===========

7.   COMMITMENTS AND CONTINGENCIES

     Future minimum rental payments at December 31, 1997 under noncancellable operating leases for office space and equipment are as follows:

                           1998                               $201,000
                           1999                                206,000
                           2000                                136,000
                           2001                                 24,000

     Rental expense was $49,000, $92,000, and $215,000 in 1995, 1996, and 1997,
     respectively.

     In the past, the Company has been subject to certain asserted and unasserted claims against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management, there are no known claims against the Company's owned or licensed intellectual property rights that will have a material adverse impact on the Company's financial position or results of operations.

8.   RELATED-PARTY TRANSACTIONS

     In connection with a June 1994 sale of restricted stock, the Company loaned two officers of the Company $48,525. These loans were secured by common stock of the Company held by the officers, bear interest at 6% per annum, and become payable on June 30, 1999.

     In March 1996, the Company issued 28,572 shares of common stock to Laser Atlanta Optics, Inc. ("LAO") in settlement of a dispute. The Company and LAO are related through a common group of shareholders. The shares were valued at $14,000, which was expensed upon issuance. In September 1996, the Company loaned LAO $30,000, which was repaid in December 1996.

     In March 1996, the Company entered into a license and joint development agreement with Altea, a company equally owned by Jonathan Eppstein, an officer and principal stockholder of the Company, and his sister (Note 9). On March 8, 1996, pursuant to the terms of the agreement, the Company received certain rights to technology useful in glucose monitoring, issued 71,429 shares of common stock, which were valued at $35,000, and made cash payments totaling $25,000 for the rights to the technology. The Company paid royalties to Altea totaling $273,000 and $100,000 during 1996 and 1997, respectively.

     In October 1996, the Company loaned two officers a total of $400,000. The loans are secured by common stock of the Company and common stock of LAO held by the officers. The loans bear interest at 6.72% per annum and are due and payable in cash in October 2001.

     In October 1996, the Company entered into a research and development and license agreement (the "Abbott Agreement") with Abbott for the development and commercialization of the Company's glucose monitoring product (Note
     10). Under the Abbott Agreement, the Company receives payments on achievement of milestones and a royalty on Abbott product sales for which the Company recorded revenues of $500,000 during 1997. The Abbott Agreement also requires Abbott to reimburse certain direct expenses incurred by the Company in connection with the development of the glucose monitoring products. Reimbursed expenses of $0, $490,000, and $1,788,000 for the years ended December 31, 1995, 1996, and 1997, respectively, have been netted with research and development expenses in the accompanying statements of operations. In connection with the Abbott Agreement, Abbott purchased $3 million of Series C preferred stock.

     A portion of the proceeds from the Company's sale of convertible subordinated promissory notes and Series A and B preferred stock were received from officers, directors, or other parties related to the Company as a result of previous equity transactions. The sales were conducted concurrently with and on the same terms as those entered into with unrelated parties.

9.   LICENSE AND TECHNOLOGY AGREEMENTS

     As part of the Company's efforts to conduct research and development activities and to commercialize potential products, the Company, from time to time, enters into agreements with certain organizations and individuals that further those efforts but also obligate the Company to make future minimum payments or to remit royalties ranging from 1% to 3% of revenue from sale of commercial products developed from the research.

     The Company generally has the option not to make required minimum royalty payments, in which case the Company loses the exclusive license to develop applicable technology. Minimum required payments to maintain exclusive rights to licensed technology are as follows at December 31, 1997:

                           1998                             $   410,000
                           1999                                 510,000
                           2000                                 760,000
                           2001                               1,110,000
                           2002                               1,360,000

     No royalty payments were made during 1995. During 1996, the Company paid $273,000 in royalties in connection with the sale of the Series C preferred stock, of which $50,000 was expensed as required minimum payments and $223,000 was netted with the proceeds of the related stock sale.
     During 1997, the Company paid $110,000 for royalty payments.

     Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

10.  REVENUES FROM COLLABORATIVE AGREEMENTS

     The Company has entered into collaborative research and development agreements (the "Agreements") with collaborative partners for the joint development, regulatory approval, manufacturing, marketing, distribution, and sales of products. The Agreements generally provide for nonrefundable payments upon contract signing and additional payments upon reaching certain milestones with respect to technology. The Abbott Agreement requires Abbott to remit royalties to the Company based on net product sales and to reimburse certain direct expenses incurred by the Company. In connection with Healthdyne and Boehringer Mannheim Agreements, the partners are required to purchase products manufactured by the Company at a predetermined profit margin subject to renegotiation between the parties in certain instances.

     Major customers who contributed 10% or more of the Company's total revenues from collaborative agreements were as follows for each of the three years ended December 31, 1995, 1996, and 1997:

                          1995    1996    1997
                          ----    ----    ----
Abbott                     0%       0%      55%
Boehringer Mannheim       69        0        0
Healthdyne                11      100       28
Teijin                    20        0        0
LJL Biosystems, Inc.       0        0       17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SpectRx, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of SPECTRX, INC. (a Delaware corporation in the development stage) AND SUBSIDIARY as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (October 27, 1992) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectRx, Inc. and subsidiary as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (October 27, 1992) to December 31, 1997 in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Atlanta, Georgia

February 13, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 27, 1998, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors and nominees for directors of the Company is incorporated by reference to the Company's Proxy Statement.

         The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at February 27, 1998, are as follows:

        NAME            AGE                          POSITION
Mark A. Samuels          40   President, Chief Executive Officer and Director
Keith D. Ignotz          50   Executive Vice President, Chief Operating Officer and
                              Director
Thomas H. Muller, Jr.    56   Executive Vice President, Chief Financial Officer and
                              Secretary
Robert G. Rothfritz      48   Vice President, Operations
Jonathan A. Eppstein     45   Vice President, Transdermal Systems
Richard L. Fowler        41   Vice President, Engineering


        Except as set forth below, all of the executive officers have been associated with the Company in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among executive officers of the Company.

        Mark A. Samuels has served as a member of the Company's Board of Directors, President and Chief Executive Officer since co-founding the Company in 1992. Prior to that time, Mr. Samuels was a founder of Laser Atlanta Optics, Inc., an optical sensor company, where he held the position of President and Chief Executive Officer until 1992, and was a director until October 1996. While at Laser Atlanta Optics, Mr. Samuels focused on the development of commercial and medical applications of electro-optics. Mr. Samuels earned a B.S. in Physics and an M.S. (Electrical Engineering) from Georgia Institute of Technology.

        Keith D. Ignotz has served as a member of the Company's Board of Directors and Chief Operating Officer since co-founding the Company in 1992. Formerly, Mr. Ignotz was President of Humphrey Instruments SmithKline Beckman (Japan), President of Humphrey Instruments GmbH (Germany), and Senior Vice President of Allergan Humphrey Inc., a $100 million per year ophthalmic diagnostic company. Mr. Ignotz is a member of the board of directors of Vismed, Inc. (Dicon), an ophthalmic diagnostic products company, and Pennsylvania College of Optometry. Mr. Ignotz earned a B.A. in Sociology from San Jose State University and an M.B.A. from Pepperdine University.

        Thomas H. Muller, Jr. has served as the Company's Chief Financial Officer since joining the Company in December 1996. Prior to that time, Mr. Muller was President of Muller & Associates, an operational and financial management services company and Chief Financial Officer of Nurse On Call, Inc. From 1984 to 1992, Mr. Muller was Chief Financial Officer of HBO & Company, a provider of information systems and services to the health care industry. Mr. Muller earned a B.I.E. in Industrial Engineering from Georgia Institute of Technology and an M.B.A. from Harvard Business School.

        Robert G. Rothfritz, has served as the Company's Vice President of Operations since joining the Company in July 1996. From 1994 to 1996, Mr. Rothfritz was Director of Manufacturing for Atlantic Envelope Company, a National Service Industries, Inc. division, and from 1993 to 1994, he was a Senior Manager, Manufacturing Systems Leader for Ethicon EndoSurgery, a Johnson & Johnson division. From 1988 to 1992, Mr. Rothfritz was Vice President,

Operations for the Oral Care Division of Bausch & Lomb, Inc. Mr. Rothfritz earned a B.S. in Mechanical Engineering from Georgia Institute of Technology.

        Jonathan A. Eppstein has served as the Company's Vice President of Transdermal Systems since December 1996, and was Vice President of Research and Development since co-founding the Company in 1992. Prior to that time, Mr. Eppstein was Systems Engineering Manager and Director of Medical Programs for Laser Atlanta Optics, Inc. Mr. Eppstein earned a B.S. in Electrical Engineering and a M.S. in Mathematics from Western Michigan University. Mr. Eppstein, together with his sister, controls Altea and Nimco.

        Richard L. Fowler has served as the Company's Vice President of Engineering since joining the Company in February 1996. Prior to that time, Mr. Fowler worked for Laser Atlanta Optics, Inc., where he held the positions of President and Chief Executive Officer from August 1994 to February 1996. As Vice President of Engineering for Laser Atlanta Optics from 1992 to 1994, Mr. Fowler managed the development of three laser sensor products. Mr. Fowler earned a B.S. in Electrical Engineering from University of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this Report:

               1.     FINANCIAL STATEMENTS


               2.     FINANCIAL STATEMENT SCHEDULE.

               Schedules are not included in this Annual Report on Form 10-K, as they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

               3.     EXHIBITS

                      Refer to (c) below.

        (b)    REPORTS ON FORM 8-K

               The Company was not required to and did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

        (c)    EXHIBITS

               The exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on the 26th day of March 1998.

                                  SPECTRX, INC.


                                  By:    /s/ MARK A. SAMUELS
                                         -----------------------------
                                         Mark A. Samuels
                                         President and Chief Executive Officer

        KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Samuels and Thomas H. Muller, Jr., jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                                 TITLE                           DATE
--------------------------------    --------------------------------------     -----------------
       /s/ MARK A. SAMUELS          President, Chief Executive Officer and       March 26, 1998
--------------------------------    Director (Principal Executive Officer)
         Mark A. Samuels


    /s/ THOMAS H. MULLER, JR.       Executive Vice President and Chief           March 26, 1998
--------------------------------    Financial Officer (Principal Financial
      Thomas H. Muller, Jr.         and Accounting Officer)


       /s/ KEITH D. IGNOTZ          Executive Vice President, Chief              March 26, 1998
--------------------------------    Operating Officer and Director
         Keith D. Ignotz


      /s/ CHARLES G. HADLEY         Director                                     March 26, 1998
--------------------------------
        Charles G. Hadley

\
     /s/ JACK R. KELLY, JR.         Director                                     March 26, 1998
--------------------------------
       Jack R. Kelly, Jr.

                                  EXHIBIT INDEX


   EXHIBIT
     NO.                                 DESCRIPTION
----------    ----------------------------------------------------------------------------------
   3.1 (2)    Certificate of Incorporation of the Company, as amended, as currently in effect.

   3.2 (1)    Bylaws of the Company.

   4.1 (1)    Specimen Common Stock Certificate.

  10.1 (1)    1997 Employee Stock Purchase Plan and form of agreement thereunder.

  10.2 (1)    1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.

  10.3 (1)    Stock Purchase Agreement, dated June 30, 1994, between Mark A. Samuels and the
              Company.

  10.4 (1)    Stock Purchase Agreement, dated June 30, 1994, between Keith D. Ignotz and the
              Company.

  10.5 (1)    Assignment and Bill of Sale, dated February 29, 1996, between Laser Atlanta Optics,
              Inc. and the Company.

  10.6 (1)    Security Agreement, dated October 31, 1996, between Mark A. Samuels and the Company.

  10.7 (1)    Security Agreement, dated October 31, 1996, between Keith D. Ignotz and the Company.

10.11A (1)*   License Agreement, dated May 7, 1991, between Georgia Tech
              Research Corporation and Laser Atlanta Optics, Inc.

10.11B (1)    Agreement for Purchase and Sale of Technology, Sale, dated January 16, 1993, between Laser Atlanta Optics, Inc. and the Company.

10.11C (1)    First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and the Company.

 10.12 (1)    Clinical Research Study Agreement, dated July 22, 1993, between Emory University and the Company.

10.13A (1)*   Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and the Company.

10.13B (1)*   Supply Agreement, dated January 5, 1996, between Boehringer
              Mannheim and the Company.

 10.14 (1)    Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D. Anderson Cancer Center and the Company.

 10.15 (1)    Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin
              Marietta Energy Systems, Inc. and the Company.

10.16A (1)    License Agreement, dated November 22, 1995, between Joseph R. Lakowicz, Ph.D. and the Company.

10.16B (1)    Amendment of License Agreement, dated November 28, 1995, between Joseph R.
              Lakowicz, Ph.D. and the Company.

10.16C (1)    Second Amendment to License Agreement, dated March 26, 1997, between Joseph R.
              Lakowicz, Ph.D. and the Company.

 10.17 (1)    License and Joint Development Agreement, dated March 1, 1996, between
              NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and the Company.

 10.18 (1)*   Patent License Agreement, dated March 12, 1996, between the Board of Regents of the
              University of Texas System, M.D. Anderson and the Company.

 10.19 (1)*   Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and the Company.

 10.20 (1)    Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent
              Medical Center and the Company.

10.21A (1)*   Research and Development and License Agreement, dated October 10, 1996, between
              Abbott Laboratories and the Company.

10.21B   **   Letter Agreement, dated December 22, 1997, between Abbott Laboratories and the
              Company.

 10.22 (1)    Lease, dated September 21, 1993, between National Life
              Insurance Company d/b/a Plaza 85 Business Park and the Company,
              together with amendments 1, 2 and 3 thereto and Tenant Estoppel
              Certificate, dated September 20, 1994.

   21.1       Subsidiaries of the Registrant.


   EXHIBIT
     NO.                                 DESCRIPTION
----------    -----------------------------------------------------------------

  23.1        Consent of independent accountants.

  24.1        Power of Attorney (included at signature page.)

  27.1        Financial Data Schedule.


--------
*    Confidential treatment granted for portions of these agreements.

**   Confidential treatment requested for portions of this agreement.

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed August 12, 1997.