Form 10-Q
period 1998-03-31
SPECTRX INC
filed 1998-05-14
CIK 924515

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    -----------

                         COMMISSION FILE NUMBER: 0-22179

                                  SPECTRX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                        58-2029543
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

                              YES [X]    NO [ ]

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 1998, was 7,759,255.

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

                 CONSOLIDATED BALANCE SHEETS -
                        DECEMBER 31, 1997 AND MARCH 31, 1998...............................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS -
                        THREE MONTHS ENDED MARCH 31, 1997 AND 1998.........................4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS -
                        THREE MONTHS ENDED MARCH 31, 1997 AND 1998.........................5

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

EXHIBIT INDEX.............................................................................28

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        MARCH 31,
                                                                      DECEMBER 31,        1998
                                                                          1997         (UNAUDITED)
                                                                      ------------     ----------
                            ASSETS
CURRENT ASSETS
   Cash & Cash Equivalents                                                12,449          11,002
   Accounts Receivable                                                       554              51
   Inventory                                                                 218             504
   Other Current Assets                                                      117             146
                                                                         -------         -------
      Total Current Assets                                                13,338          11,703
PROPERTY & EQUIPMENT, net of accumulated depreciation of $507 and
   $593 in 1997 and 1998 respectively                                        930             911
                                                                         -------         -------
OTHER ASSETS, NET
   Other Assets                                                              289             293
   Due from related parties                                                  442             449
                                                                         -------         -------
      Total Other Assets                                                     731             742
                                                                         -------         -------
TOTAL ASSETS                                                              14,999          13,356
                                                                         =======         =======
          LIABILITIES & STOCKHOLDERS (DEFICIT) EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                          515             421
   Accrued Liabilities                                                       758             853
                                                                         -------         -------
      Total Current Liabilities                                            1,273           1,274
CONVERTIBLE NOTE                                                             250             250
                                                                         -------         -------

REDEEMABLE SUBORDINATE PROMISSORY NOTE                                       502             792

STOCKHOLDERS' (DEFICIT) EQUITY
   Series A conv. preferred stock                                              0               0
   Series B conv. preferred stock                                              0               0
   Series C conv. preferred stock                                              0               0
   Common Stock                                                                8               8
   Warrants                                                                    0               0
   Additional paid-in-capital                                             25,372          25,376
   Deferred compensation                                                    (210)           (191)
   Accumulated deficit                                                   (12,148)        (14,105)
   Notes Rec. from officers                                                  (48)            (48)
                                                                         -------         -------
      Total Stockholders'(deficit)equity                                  12,974          11,040
                                                                         -------         -------
TOTAL LIABILITIES & EQUITY                                                14,999          13,356
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

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          PERIOD FROM
                                                                           INCEPTION
                                               THREE MONTHS               (OCTOBER 27,
                                              ENDED MARCH 31,               1992 TO
                                                                           MARCH 31,
                                           1997             1998             1998)
                                         --------         --------         --------
REVENUE
   Product Sales
   Collaborative agreements              $     76         $     50         $  2,704

COST OF SALES                                   0              250              250
                                         --------         --------         --------
GROSS MARGIN                                   76             (200)           2,454

EXPENSES
   Cost of revenues
   Research & development                     526            1,094            9,033
   Sales & marketing                          138              235            1,759
   General & administrative                   709              707            6,181
                                         --------         --------         --------
      Total                                 1,373            2,036           16,973
                                         --------         --------         --------
   Operating loss                          (1,297)          (2,236)         (14,519)

OTHER EXPENSE (INCOME)                          2             (135)             383

INTEREST EXPENSE (INCOME)                     (50)            (144)            (797)
                                         --------         --------         --------
NET LOSS                                 $ (1,249)        $ (1,957)        $(14,105)
                                         ========         ========         ========

Net Loss Per Share
         Basic                              (0.84)           (0.25)
         Diluted                            (0.84)           (0.25)

                                         ========         ========

Weighted Common Equivalent Shares
  Outstanding
         Basic                              1,494            7,749
         Diluted                            1,494            7,749
                                         ========         ========









        The accompanying notes are an integral part of these consolidated balance sheets.

                                                                               5
                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                    THREE MONTHS ENDED  PERIOD FROM INCEPTION
                                                                         MARCH 31,         (OCTOBER 27, 1992)
                                                                    1997           1998    TO MARCH 31, 1998
                                                                  --------       --------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...................................................      $ (1,249)        (1,957)       (14,105)
                                                                  --------       --------       --------
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization .........................            49             97            774
     Amortization of debt discount .........................            --             --            138
     Issuance of stock in settlement of dispute ............            14                            14
     Amortization of deferred compensation .................            19             19            113
     Changes in assets and liabilities:
      Accounts receivable ..................................            (1)           503            (51)
      Other assets .........................................           (21)          (331)          (885)
      Due from related parties .............................            (7)            (7)          (449)
      Accounts payable .....................................          (158)           (94)           421
      Accrued liabilities ..................................           336             95            985
      Deferred revenue......................................            --             --             --
                                                                  --------       --------       --------
      Total adjustments ....................................           217            282          1,060

         Net cash used in operating activities .............        (1,032)        (1,675)       (13,045)
                                                                  --------       --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment .............          (148)           (67)        (1,504)
   Payment of royalties ....................................
   Additions to purchase technology ........................            (7)            --           (205)
                                                                  --------       --------       --------
         Net cash used in investing activities .............          (155)           (67)        (1,709)
                                                                  --------       --------       --------
CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock (net of issuance costs) ........          (426)             5         13,904
   Issuance of Series A preferred stock (net
     of issuance costs) ....................................            --             --          1,835
   Issuance of Series B preferred stock (net
     of issuance costs) ....................................            --             --          3,505
   Issuance of Series C preferred stock (net
     of issuance costs) ....................................            --             --          2,753
   Issuance of Redeemable Convertible Preferred Stock ......            --            290            792
   Issuance of stock warrants ..............................            --             --             35
   Exercise of stock warrants ..............................            --             --             --
   Issuance of convertible subordinate
     promissory notes ......................................            --             --          2,932
                                                                  --------       --------       --------
          Net cash provided by financing
            activities .....................................          (426)           295         25,756
                                                                  --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................        (1,613)        (1,447)        11,002
CASH AND CASH EQUIVALENTS, beginning of period .............         4,721         12,449             --
                                                                  --------       --------       --------
CASH AND CASH EQUIVALENTS, end of period ...................      $  3,108       $ 11,002       $ 11,002
                                                                  ========       ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Conversion of subordinated promissory notes
     to preferred stock ....................................      $     --       $     --       $  2,814
   Conversion of preferred stock to common stock ...........      $     --       $      3       $      3
   Stock issued for subscription receivable ................      $     --       $     --       $     48
Warrants issued in connection with convertible
     subordinated notes ....................................      $     --       $     --       $    138
   Issuance of common stock for purchased technology .......      $     35       $     --       $     35


        The accompanying notes are an integral part of these consolidated balance sheets.

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements included herein have been prepared by the company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of March 31, 1998, the consolidated results of operations for the three months ended March 31, 1997 and 1998, and the consolidated cash flows for the three months ended March 31, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1997. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1997 financial statements and notes thereto included in the Company's Annual Report on Form 10K.

      The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    NET LOSS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share and all prior periods have been restated. Basic earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share is based upon the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable upon the conversion of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method).

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

3.    FLUORRX

         In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 65% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997 and March 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000 and $429,000, respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 54%. Through December 1997, the Company fully consolidated the losses of FluorRx, which on a cumulative basis amounted to $690,000. The losses were fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Due to the additional funding in December 1997 and March 1998, the Company recognized 54% of the loss during the quarter ending March 31, 1998. The remaining 46% is reflected as minority interest in the loss of FluorRx and has been classified as other income in the accompanying statement of operations.

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

OVERVIEW

      SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sales of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. Since inception, the Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche")and Respironics, Inc. ("Respironics") for its glucose monitoring, diabetes screening and infant jaundice products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At March 31, 1998, as a result of subsequent financing, SpectRx's interest in FluorRx was 53%.

      The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of March 31, 1998, the Company had an accumulated deficit of approximately $14.1 million. To date, the Company has engaged primarily in research and development efforts, and a number of the Company's key management and technical personnel have only recently joined the Company. The Company has never generated revenues from product sales and does not have experience in manufacturing, marketing or selling its products. During the first quarter of 1998 the Company began manufacturing its infant jaundice product in anticipation of product shipment the second quarter of 1998.There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

      Substantially all of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, the Company's profit margins are not likely to increase over time because the Company's royalty rates and manufacturing profit rates are predetermined.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

      General. Net losses increased to approximately $2.0 million during the three months ended March 31, 1998 from approximately $1.2 million during the same period in 1997 due to an increase in research and development expenses and cost of sales. The decrease in revenue to $50,000 in the three months ended March 31, 1998 versus $76,000 in the same period in 1997 is a result of having reached a smaller development milestone on the Company's infant jaundice product in the first quarter of 1998. The Company expects similar net losses to continue.

      Cost of Sales. Cost of sales were $250,000 for the three months ended March 31, 1998 versus $0 during the same period of 1997. The increase represents excess production costs associated with the first quarter of manufacturing the infant jaundice device for sale.

      Research and development expenses. Research and development expenses increased to approximately $1,094,000 during the three months ended March 31, 1998 from approximately $526,000 during the same period in 1997. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. The Company expects research and development expenses to increase in the future as it begins clinical trials for its products.

      Sales and marketing expenses. Sales and marketing expenses increased to approximately $235,000 during the three months ended March 31, 1998 from approximately $138,000 during the same period in 1997. The increase was due primarily to building a marketing organization for the Company's infant jaundice product. Sales and marketing expenses are expected to increase in the future as the Company begins to market this product.

      General and administrative expenses. General and administrative expenses of approximately $707,000 during the three months ended at March 31, 1998 were virtually identical to the approximately $709,000 incurred during the same period in 1997. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest and other income. Net interest and other income increased to $279,000 during the three months ended March 31, 1998 from $48,000 during the same period in 1997. This increase results from an increase in interest received on cash balances received from the initial public offering and the minority interest in the loss of FluorRx.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through March 31, 1998, the Company received approximately $25.4 million in net proceeds from sales of its debt and equity securities. At March 31, 1998, the Company had cash of approximately $11.0 million and working capital of approximately $10.4 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 15 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product.

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

Early Stage of Development; No Assurance of Successful Product Development

      To date, the Company has only begun shipping its first product and has only tested prototypes of its other products. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's products are produced. The Company could encounter unforeseen problems in the development of its products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development and commercialization process. In addition, there can be no assurance that any of the Company's products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Dependence on Collaborative Arrangements

      The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with (i) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product, (ii) Roche Diagnostics BMC under which Roche is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes screening product, and (iii) Respironics under which Respironics is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche and Respironics. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Limited Operating History; History of Losses and Expectations of Future Losses

      The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of March 31, 1998, the Company had an accumulated deficit of approximately $14.1 million. To date, the Company has engaged primarily in research and development efforts. The Company began shipping initial orders of the BiliCheck product subsequent to the end of the first quarter of 1998. Prior to that, the Company had never generated revenues from product sales and did not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

      The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market each of its products through a 510(k) premarket notification supported by clinical data. Although no 510(k) premarket notification has been filed with the FDA for clearance to market any of the Company's products, the Company expects 510(k) premarket notifications for clearance to market its infant jaundice product and its diabetes screening product to be filed in 1988. A 510(k) for the glucose monitoring product is expected to be filed after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

      In order for the Company to market its products under development in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, the Company has obtained ISO 9001 certifications and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to obtain other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to maintain its ISO 9001 certification or CE mark certification, will be able to obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company will rely upon Abbott, Roche Diagnostics BMC and Respironics to obtain United States and foreign regulatory approvals and clearances for its glucose monitoring, diabetes screening and infant jaundice products, respectively, and if such approvals or clearances are obtained the Company will rely upon these collaborative partners to maintain them in full force and effect and to otherwise remain in compliance with all applicable United States and foreign regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely affect the Company's business, financial condition and results of operations.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

      To date, the Company's manufacturing activities have consisted only of building certain prototype devices and pre-release versions of its BiliCheck and BiliCal products. If the Company successfully develops its diabetes screening and infant jaundice products and, together with Roche Diagnostics BMC and Respironics, obtains FDA clearance and other regulatory approvals to market these products, the Company will undertake to manufacture these products in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

No Marketing and Sales Experience

      If the Company, together with Respironics, successfully develops the Company's infant jaundice product and obtains, in countries other than the United States and Canada, necessary regulatory approvals and clearances to market this product, the Company will be responsible for marketing this product in these countries. The Company has no experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products there can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics BMC for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

Need for Additional Capital; Uncertainty of Access to Capital

      Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to the Company's collaborative arrangements with Abbott, Roche Diagnostics BMC and Respironics these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of the Company's collaborative partners to fund the Company's capital expenditures is largely discretionary and depends on a number of factors, including the Company's ability to meet certain milestones in the development and testing of its products. There can be no assurance that the Company will meet such milestones or that the Company's collaborative partners will continue to fund the Company's capital expenditures. Any failure of the Company's collaborative partners to fund its capital expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 15 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Significant Influence of Directors, Executive Officers and Affiliated Entities

      The Company's directors, executive officers and entities affiliated with them in the aggregate, beneficially own approximately 46% of the Company's outstanding Common Stock. These stockholders, acting together, would have significant influence over all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                     SPECTRX, INC.


Date:    May 14, 1998                By:  /S/  THOMAS H. MULLER, JR.
                                        -------------------------------
                                          Thomas H. Muller, Jr.
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

 3.1(2)         Certificate of Incorporation of the Company, as amended, as currently in effect.
 3.2(1)         Bylaws of the Company.
 4.1(1)         Specimen Common Stock Certificate.
10.1(1)         1997 Employee Stock Purchase Plan and form of agreement
                thereunder.
10.2(1)         1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
10.3(1)         Stock Purchase Agreement, dated June 30, 1994, between Mark A.
                Samuels and the Company.
10.4(1)         Stock Purchase Agreement, dated June 30, 1994, between Keith D.
                Ignotz and the Company.
10.5(1)         Assignment and Bill of Sale, dated February 29, 1996, between
                LAO and the Company.
10.6(1)         Security Agreement, dated October 31, 1996, between Mark A.
                Samuels and the Company.
10.7(1)         Security Agreement, dated October 31, 1996, between Keith D.
                Ignotz and the Company.
10.8A(1)+       License Agreement, dated May 7, 1991, between Georgia Tech
                Research Corporation and Laser Atlanta Optics, Inc..
10.8B(1)        Agreement for Purchase and Sale of Technology, Sale, dated
                January 16, 1993, between Laser Atlanta Optics, Inc. and the
                Company.
10.8C(1)        First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and the Company.
10.9(1)         Clinical Research Study Agreement, dated July 22, 1993, between
                Emory University and the Company.
10.10A(1)+      Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and the Company.
10.10B(1)+      Supply Agreement, dated January 5, 1996, between Boehringer
                Mannheim and the Company.
10.11(1)        Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D. Anderson Cancer Center and the
                Company.

10.12(1)        Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and the Company.
10.13A(1)       License Agreement, dated November 22, 1995, between Joseph R.
                Lakowicz, Ph.D. and the Company.
10.13B(1)       Amendment of License Agreement, dated November 28, 1995, between
                Joseph R. Lakowicz, Ph.D. and the Company.
10.13C(1)       Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and the Company.
10.14(1)        License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea
                Technologies, Inc. and the Company.
10.15(1)+       Patent License Agreement, dated March 12, 1996, between the
                Board of Regents of the University of Texas System, M.D.
                Anderson and the Company.
10.16(1)+       Purchasing and Licensing Agreement, dated June 19, 1996, between
                Healthdyne and the Company.
10.17(1)        Research Services Agreement, dated September 3, 1996, between
                Sisters of Providence in Oregon doing business as the Oregon
                Medical Laser Center, Providence St. Vincent Medical Center and
                the Company.
10.18A(1)+      Research and Development and License Agreement, dated October
                10, 1996, between Abbott Laboratories and the Company.
10.18B(3)+      Letter Agreement, dated December 22, 1997, between Abbott
                Laboratories and the Company.
10.19(1)        Lease, dated September 21, 1993, between National Life Insurance
                Company d/b/a Plaza 85 Business Park and the Company, together with amendments 1, 2 and 3 thereto and Tenant Estoppel
                Certificate, dated September 20, 1994.
11.1            Calculation of earnings per share.
27.1            Financial Data Schedule. (for SEC use only).



----------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed March 27, 1998.
 +   Confidential treatment granted for portions of these agreements.