Form 10-Q
period 1998-06-30
SPECTRX INC
filed 1998-08-14
CIK 924515

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                              YES [X]    NO [ ]

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 1998, was 8,000,154.

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

                 CONSOLIDATED BALANCE SHEETS -
                        DECEMBER 31, 1997 AND JUNE 30, 1998.................... ...........3

                 CONSOLIDATED STATEMENTS OF OPERATIONS -
                        THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998..................4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS -
                        SIX MONTHS ENDED JUNE 30, 1997 AND 1998 ...........................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS..............................................8

PART II. OTHER INFORMATION................................................................26

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS    ............................26

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

EXHIBIT INDEX.............................................................................28


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                     JUNE 30
                                                                    DECEMBER 31,       1998
                                                                        1997        (unaudited)
                                                                    ------------    -----------
                              ASSETS
CURRENT ASSETS
   Cash & Cash Equivalents                                          $     12,449    $     8,542
   Accounts Receivable                                                       554            508
   Inventory                                                                 218            440
   Other Current Assets                                                      117            129
                                                                    ------------    -----------
      Total Current Assets                                                13,338          9,619

PROPERTY & EQUIPMENT, net of accumulated depreciation of $507 and
   $675 in 1997 and 1998 respectively                                        930            976
                                                                    ------------    -----------
OTHER ASSETS, NET
   Other Assets                                                              289            282
   Due from related parties                                                  442            456
                                                                    ------------    -----------
      Total Other Assets                                                     731            738
                                                                    ------------    -----------
TOTAL ASSETS                                                        $     14,999    $    11,333
                                                                    ============    ===========
          LIABILITIES & STOCKHOLDERS (DEFICIT) EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                 $        515    $       277
   Accrued Liabilities                                                       758            996
                                                                    ------------    -----------
      Total Current Liabilities                                            1,273          1,273

CONVERTIBLE NOTE                                                             250              0


MINORITY INTEREST                                                            502            659

STOCKHOLDERS' (DEFICIT) EQUITY

   Common Stock                                                                8              8
   Additional paid-in-capital                                             25,372         25,739
   Deferred compensation                                                    (210)          (172)
   Accumulated deficit                                                   (12,148)       (16,143)
   Notes Rec. from officers                                                  (48)           (31)
                                                                    ------------    -----------
      Total Stockholders'(deficit)equity                                  12,974          9,401
                                                                    ------------    -----------
TOTAL LIABILITIES & EQUITY                                          $     14,999    $    11,333
                                                                    ============    ===========









                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


SpectRx

Consolidated Statement of Operations
(in thousands, except per share data)


                                                                                      Period from Inception
                                                 Three Months            Six Months      (October 27,1992)
                                                 Ended June 30,        Ended June 30,       to June 30
                                                1997       1998       1997       1998          1998
                                              -------    -------    -------    -------    --------------
REVENUE
       Product Sales                          $     0    $   289    $     0    $   289    $          289
       Collaborative agreements                   200        100        276        150             2,804
                                              -------    -------    -------    -------    --------------
            Total                                 200        389        276        439             3,093

COST OF SALES                                       0        461          0        711               711

                                              -------    -------    -------    -------    --------------
GROSS MARGIN                                      200        (72)       276       (272)            2,382

EXPENSES
       Research & development                     762      1,103      1,288      2,197            10,136
       Sales & marketing                          150        337        288        572             2,096
       General & administrative                   533        797      1,242      1,504             6,978
                                              -------    -------    -------    -------    --------------
            Total                               1,445      2,237      2,818      4,273            19,210

                                              -------    -------    -------    -------    --------------
       Operating loss                          (1,245)    (2,309)    (2,542)    (4,545)          (16,828)

OTHER EXPENSE (INCOME)                              5       (123)         7       (258)              260

INTEREST EXPENSE (INCOME)                         (38)      (147)       (88)      (291)             (944)

                                              -------    -------    -------    -------    --------------
NET LOSS                                      $(1,212)   $(2,038)   $(2,461)   $(3,995)   $      (16,143)
                                              =======    =======    =======    =======    ==============


Net Loss Per Share
       Basic                                  $ (0.79)   $ (0.26)   $ (1.61)   $ (0.51)
                                              =======    =======    =======    =======
       Diluted                                $ (0.79)   $ (0.26)   $ (1.61)   $ (0.51)
                                              =======    =======    =======    =======

Weighted Average Shares Outstanding
       Common Equivalent Shares Outstanding
       Basic                                    1,532      7,929      1,532      7,839
                                                =====      =====      =====      =====
       Diluted                                  1,532      7,929      1,532      7,839
                                                =====      =====      =====      =====




        The accompanying notes are an integral part of these consolidated balance sheets.

                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Consolidated Statement of Cash Flows



                                                                    Six Months Ended   Period From Inception
                                                                          June 30,       (October 27, 1992)
                                                                     1997       1998      to June 30, 1998
                                                                     ----       ----      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $(2,461)   $ (3,995)   $        (16,143)
                                                                   -------    --------    ----------------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                     93         190                 867
      Amortization of debt discount                                      0           0                 138
      Issuance of stock in settlement of dispute                         0           0                  14
      Amortization of deferred compensation                             38          38                 132
      Minority Interest in Loss of FluorRx                               0        (261)               (261)
      Changes in assets and liabilities:
             Accounts receivable                                        (1)         46                (508)
             Other assets                                              (98)       (250)               (804)
             Due from related parties                                  (15)        (14)               (456)
             Accounts payable                                          311        (238)                277
             Accrued liabilities                                       340         277               1,148

                                                                   -------    --------    ----------------
                Total adjustments                                      668        (212)                547

                Net cash used in operating activities               (1,793)     (4,207)            (15,596)
                                                                   -------    --------    ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                        (270)       (214)             (1,651)
   Additions to purchased technology                                    (5)          0                (205)
                                                                   -------    --------    ----------------
                Net cash used in investing activities                 (275)       (214)             (1,856)
                                                                   -------    --------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of common stock (net of issuance costs)                      0          96              13,992
   Issuance of Series A preferred stock  (net of issuance costs)         0           0               1,838
   Issuance of Series B preferred stock  (net of issuance costs)         0           0               3,505
   Issuance of Series C preferred stock  (net of issuance costs)         0           0               2,753
   Issuance of Redeemable Convertible Preferred Stock of FluorRx         0         418                 939
   Issuance of stock warrants                                            0           0                  35
   Payment of Stock Issuance Costs                                    (896)          0                   0
   Issuance of convertible subordinate promissory notes                  0           0               2,932
                                                                   -------    --------    ----------------

                                                                   -------    --------    ----------------
                Net cash provided by financing activities             (896)        514              25,994
                                                                   -------    --------    ----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (2,964)      (3907)              8,542
CASH AND CASH EQUIVALENTS, beginning of period                       4,721      12,449                   0
                                                                   -------    --------    ----------------

                                                                   -------    --------    ----------------
CASH AND CASH EQUIVALENTS, end of period                           $ 1,757    $  8,542    $          8,542
                                                                   =======    ========    ================

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING & FINANCING ACTIVITIES:
Conversion of subordinate promissory  notes
   to preferred stock                                                    0           0               2,814
Conversion of Promissory note to common stock                            0         289                 289
Conversion of preferred stock to common stock                            0           3                   3
Stock issued for subscription receivable                                 0           0                  48
Warrants issued in connection with convertible                           0           0                 138
   subordinate notes
Issuance of common stock for purchased technology                        0           0                  35




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                                                               6
                                  SPECTRX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim consolidated financial statements included herein have been prepared by the company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 1998, the consolidated results of operations for the three months and for the six months ended June 30, 1997 and 1998, and the consolidated cash flows for the six months ended June 30, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1997. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1997 financial statements and notes thereto included in the Company's Annual Report on Form 10K.

      The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.    FLUORRX

      In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 65% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997 and March 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000 and $429,000, respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 53%. Through December 1997, the Company fully consolidated the losses of FluorRx, which on a cumulative basis amounted to $690,000. The losses were fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Due to the additional funding in December 1997 and March 1998, the Company recognized 53% of the loss during the quarter ending June 30, 1998. The remaining 47% is reflected as minority interest in the loss of FluorRx and has been classified as other income in the accompanying statement of operations.

4.    COMPREHENSIVE INCOME

      The Company currently has no other Comprehensive Income items as defined by SFAS No. 130.

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

OVERVIEW

      SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sales of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. Since inception, the Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche")and Respironics, Inc. ("Respironics") for its glucose monitoring, diabetes screening and infant jaundice products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At June 30, 1998, as a result of subsequent financing, SpectRx's interest in FluorRx was 53%.

      The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of June 30, 1998, the Company had an accumulated deficit of approximately $16.1 million. To date, the Company has engaged primarily in research and development efforts. Although the Company generated revenues from product sales for the first time in the three months ended June 30, 1998, the Company does not have extended experience in manufacturing, marketing or selling its products. During the first quarter of 1998 the Company began manufacturing its infant jaundice product in anticipation of product shipment the second quarter of 1998.There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

      General. Net losses increased to approximately $2.0 million during the three months ended June 30, 1998 from approximately $1.2 million during the same period in 1997 primarily due to an increase in research and development expenses and cost of sales. The Company expects similar net losses to continue.

      Revenue. The Company has historically only received revenue from achieving development milestones with one or more of its strategic partners. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The increase in revenue to $389,000 in the three months ended June 30, 1998 versus $200,000 in the same period in 1997 is a result of having realized product revenue of approximately $290,000 versus none in 1997, and having reached a smaller development milestone on the Company's infant jaundice product in the second quarter of 1998.

      Cost of Sales. Cost of sales were $461,000 for the three months ended June 30, 1998 versus $0 during the same period of 1997. While a portion of the cost of sales increase is directly related to product revenue, the majority of the increase represents excess capacity production charges. The Company expects excess capacity to exist for at least the remainder of this year.

      Research and development expenses. Research and development expenses increased to approximately $1,103,000 during the three months ended June 30, 1998 from approximately $762,000 during the same period in 1997. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

      Sales and marketing expenses. Sales and marketing expenses increased to approximately $337,000 during the three months ended June 30,1998 from approximately $150,000 during the same period in 1997. The increase was due primarily to an increase in size of its marketing organization for the Company's infant jaundice product and to support the product rollout in the quarter. Sales and marketing expenses are expected to increase in the future as the Company markets this product in more countries.

      General and administrative expenses. General and administrative expenses increased to approximately $797,000 during the three months ended at June 30, 1998 compared to the approximately $533,000 incurred during the same period in 1997. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest and other income. Net interest and other income increased to $270,000 during the three months ended June 30, 1998 from $33,000 during the same period in 1997. This increase results from an increase in interest received on cash balances received from the initial public offering offset by the minority interest in the loss of FluorRx.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

      General. Net losses increased to approximately $4.0 million during the six months ended June 30, 1998 from approximately $2.5 million during the same period in 1997 primarily due to an increase in research and development expenses and cost of sales.

      Revenue. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The increase in revenue to $439,000 in the six months ended June 30, 1998 versus $276,000 in the same period in 1997 is a result of having realized product revenue of approximately $290,000 versus none in 1997, and having reached smaller development milestones on the Company's infant jaundice product.

      Cost of Sales. Cost of sales were $711,000 for the six months ended June 30, 1998 versus $0 during the same period of 1997. While a portion of the cost of sales increase is directly related to product revenue, the majority of the increase represents excess capacity production charges. The Company expects excess capacity to exist for at least the remainder of this year.

      Research and development expenses. Research and development expenses increased to approximately $2.2 million during the six months ended June 30, 1998 from approximately $1.3 million during the same period in 1997. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

      Sales and marketing expenses. Sales and marketing expenses increased to approximately $572,000 during the six months ended June 30, 1998 from approximately $288,000 during the same period in 1997. The increase was due primarily to increase in size of its marketing organization for the Company's infant jaundice product and to support the product rollout. Sales and marketing expenses are expected to increase in the future as the Company begins to expand its marketing for this product.

      General and administrative expenses. General and administrative expenses increased to approximately $1.5 million during the six months ended at June 30, 1998 compared to the approximately $1.2 million incurred during the same period in 1997. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest and other income. Net interest and other income increased to $549,000 during the six months ended June 30, 1998 from $81,000 during the same period in 1997. This increase results from an increase in interest received on cash balances received from the initial public offering offset by the minority interest in the loss of FluorRx.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through June 30, 1998, the Company received approximately $25.7 million in net proceeds from sales of its debt and equity securities. At June 30, 1998, the Company had cash of approximately $8.5 million and working capital of approximately $8.3 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds collaborative relationships or cing, additional other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 15 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product.

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

Limited Operating History; History of Losses and Expectations of Future Losses

      The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of June 30, 1998, the Company had an accumulated deficit of approximately $16.1 million. To date, the Company has engaged primarily in research and development efforts. The Company began shipping initial orders of the BiliCheck product in the second quarter of 1998. Prior to that the Company had never generated revenues from product sales and did not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

      The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market each of its products through a 510(k) premarket notification supported by clinical data. Although no 510(k) premarket notification has been filed with the FDA for clearance to market any of the Company's products, the Company expects 510(k) premarket notifications for clearance to market its infant jaundice product and its diabetes screening product to be filed in 1998. A 510(k) for the glucose monitoring product is expected to be filed after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

      In order for the Company to market its products under development in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, the Company has obtained ISO 9001 certifications and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to obtain other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to maintain its ISO 9001 certification or CE mark certification, or will be able to obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

      To date, the Company's manufacturing activities have consisted only of building certain prototype devices and the initial production of its BiliCheck and BiliCal products. If the Company successfully develops its diabetes screening product and successfully markets its infant jaundice product and, together with Roche Diagnostics BMC and Respironics, obtains FDA clearance and other regulatory approvals to market these products, the Company will undertake to manufacture these products in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Little Marketing and Sales Experience

      The Company is responsible for marketing the infant jaundice product in countries other than the United States and Canada. The Company has little experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products there can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics BMC for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

PART II. OTHER INFORMATION

      On July 1, 1997, the Company commenced and completed its initial public offering (the "IPO") of 2,361,699 shares (including 201,699 shares sold by selling stockholders and including the exercise of the underwriters' over-allotment option consisting of 160,000 shares) of its Common Stock, $0.001 par value per share at a public offering price of $7.00 per share pursuant to a registration statement on Form S-1 (file no. 333-80453) filed with the Securities and Exchange Commission. All of the shares registered were sold. Hambrecht & Quist LLC and Volpe Brown Whelan & Company, LLC were the managing underwriters of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $15,120,000.

      The Company paid underwriting discounts and commissions of $1,058,400 and other expenses of approximately $896,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $1,954,400, and the net proceeds to the Company in the IPO were $13,165,600.

      From June 30, 1997, the effective date of the Registration Statement to June 30, 1998 (the Company's fiscal year end), the approximate amount of net proceeds used were $2.8 million for the funding of the development of the Company's infant jaundice and diabetes screening products, $2.1 million for developing production capacity and increasing inventory, $1.1 million to develop sales, marketing and distribution capability and $0.3 million for other internal Research and Development. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                     SPECTRX, INC.


Date:      August 14, 1998           By:  /S/   THOMAS H. MULLER, JR.
                                        ----------------------------------------
                                          Thomas H. Muller, Jr.
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
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

                                      -27-

10.12(1)       Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and the Company.
10.13A(1)      License Agreement, dated November 22, 1995, between Joseph R.
               Lakowicz, Ph.D. and the Company.
10.13B(1)      Amendment of License Agreement, dated November 28, 1995, between
               Joseph R. Lakowicz, Ph.D. and the Company.
10.13C(1)      Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and the Company.
10.14(1)       License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea Technologies,
               Inc. and the Company.
10.15(1)+      Patent License Agreement, dated March 12, 1996, between the Board of Regents of the University of Texas System, M.D. Anderson and
               the Company.
10.16(1)+      Purchasing and Licensing Agreement, dated June 19, 1996, between
               Healthdyne and the Company.
10.17(1)       Research Services Agreement, dated September 3, 1996, between
               Sisters of Providence in Oregon doing business as the Oregon
               Medical Laser Center, Providence St. Vincent Medical Center and
               the Company.
10.18A(1)+     Research and Development and License Agreement, dated October 10,
               1996, between Abbott Laboratories and the Company.
10.18B(3)++    Letter Agreement, dated December 22, 1997, between Abbott
               Laboratories and the Company.
10.19(1)       Lease, dated September 21, 1993, between National Life Insurance
               Company d/b/a Plaza 85 Business Park and the Company, together with amendments 1, 2 and 3 thereto and Tenant Estoppel
               Certificate, dated September 20, 1994.
11.1           Calculation of earnings per share.
27.1           Financial Data Schedule. (for SEC use only)

----------------------

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for quarterly period ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed March 27,1998.

+   Confidential treatment granted for portions of these agreements.