Form 10-Q
period 1998-09-30
SPECTRX INC
filed 1998-11-13
CIK 924515

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                              YES [X]    NO [ ]

        The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 1998, was 8,005,645.

                                  SPECTRX, INC.

                                      INDEX



                                                                                        PAGE NO.
                                                                                        --------


PART I.  FINANCIAL INFORMATION...............................................................3

        ITEM 1.  FINANCIAL STATEMENTS.........................................................

                 CONSOLIDATED BALANCE SHEETS -
                        DECEMBER 31, 1997 AND SEPTEMBER 30, 1998.............................3

                 CONSOLIDATED STATEMENTS OF OPERATIONS -
                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998..............4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS -
                        NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998........................5

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS................................................8

        ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               N/A

PART II. OTHER INFORMATION..................................................................26

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS    ..............................26

        ITEM 5.  OTHER INFORMATION..........................................................26

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................26

SIGNATURES..................................................................................26

EXHIBIT INDEX...............................................................................28

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

SPECTRX
CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,
                                                                       DECEMBER 31,          1998
                                                                          1997            (unaudited)
                                                                       ------------      -------------
                                              ASSETS
CURRENT ASSETS
        Cash & Cash Equivalents                                        $     12,449      $      6,531
        Accounts Receivable                                                     554               361
        Inventory                                                               218               362
        Other Current Assets                                                    117               147
                                                                       ------------      ------------
              Total Current Assets                                           13,338             7,401

PROPERTY & EQUIPMENT, (net of accumulated depreciation of $507                   930               848
        and $720 in 1997 and 1998 respectively)
                                                                       ------------      ------------
OTHER ASSETS, NET
        Other Assets                                                            289               279
        Due from related parties                                                442               463
                                                                       ------------      ------------
              Total Other Assets                                                731               742

                                                                       ------------      ------------
TOTAL ASSETS                                                           $     14,999      $      8,991
                                                                       ============      ============

                                LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts Payable                                               $        515      $        155
        Accrued Liabilities                                                     758               545
                                                                       ------------      ------------
              Total Current Liabilities                                       1,273               700

CONVERTIBLE NOTE                                                       $        250      $          0
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY
        Common Stock                                                              8                 8
        Additional paid-in-capital                                           25,372            25,739
        Deferred comp                                                          (210)             (147)
        Accumulated deficit                                                 (12,148)          (17,278)
        Notes Rec. from officers                                                (48)              (31)
                                                                       ------------      ------------
              Total Stkhldrs' equity                                         12,974             8,291

                                                                       ------------      ------------
TOTAL LIABILITIES & EQUITY                                             $     14,999      $      8,991
                                                                       ============      ============

                                 SPECTRX, INC.

                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS                 NINE MONTHS
                                                 ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                 1997           1998          1997          1998
                                               --------       --------      --------      --------
REVENUE
        Product Sales                          $      0       $    194      $      0      $    483
        Collaborative agreements                    125            183           401           333

COST OF SALES                                         0            382             0         1,093

                                               --------       --------      --------      --------
GROSS MARGIN                                        125             (5)          401          (277)

EXPENSES
        Research & development                      519          1,063         1,807         3,038
        Sales & marketing                           191            232           479           804
        General & administrative                    845            564         2,087         1,715
                                               --------       --------      --------      --------
              Total                               1,555          1,859         4,373         5,557

                                               --------       --------      --------      --------
        Operating loss                           (1,430)        (1,864)       (3,972)       (5,834)

OTHER EXPENSE (INCOME)                               31           (633)           38          (325)

INTEREST EXPENSE (INCOME)                          (189)           (96)         (277)         (379)

                                               --------       --------      --------      --------
NET LOSS                                       $ (1,272)      $ (1,135)     $ (3,733)     $ (5,130
                                               ========       ========      ========      ========


NET LOSS PER SHARE
        BASIC                                  $  (0.17)      $  (0.14)     $  (0.82)     $  (0.65)
        DILUTED                                $  (0.17)      $  (0.14)     $  (0.82)     $  (0.65)


        WEIGHTED COMMON EQUIVALENT SHARES
         OUTSTANDING
        BASIC                                     7,388          8,001         4,544         7,897
        DILUTED                                   7,388          8,001         4,544         7,897

                                  SPECTRX, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                         1997               1998
                                                                                      ----------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .......................................................................      $   (3,733)    $          (5,130)

     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................             192                   277
         Gain  on Investment  - FluorRx ........................................               0                  (329)
         Amortization of deferred compensation .................................              57                    63
         Changes in assets and liabilities:
            Accounts receivable ................................................             (51)                  193
            Inventory ..........................................................               0                  (144)
            Other assets .......................................................            (251)                  (98)
            Due from related parties ...........................................             (22)                  (22)
            Accounts payable ...................................................              68                  (360)
            Accrued liabilities ................................................             350                   142
                                                                                      ----------     -----------------
                Total adjustments ..............................................             343                  (278)

                Net cash used in operating activities ..........................          (3,390)               (5,408)
                                                                                      ----------     -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment ...............................            (472)                 (280)
     Additions to purchased technology .........................................             (36)
                                                                                      ----------     -----------------
                Net cash used in investing activities ..........................            (508)                 (280)
                                                                                      ----------     -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs) ..........................          13,153                    95
     Exercise of stock warrants ................................................             694                     0
                                                                                      ----------     -----------------
                Net cash provided by financing activities ......................          13,847                    95
                                                                                      ----------     -----------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ..........................................................           9,949                (5,593)
CASH AND CASH EQUIVALENTS, beginning of period .................................           4,721                12,124
                                                                                      ----------     -----------------

                                                                                      ----------     -----------------
CASH AND CASH EQUIVALENTS, end of period .......................................      $   14,670     $           6,531
                                                                                      ==========     =================


SUPPLEMENTAL SCHEDULE OF NONCASH
     INVESTING & FINANCING ACTIVITIES:

Conversion of Promissory note to common stock ..................................      $        0     $             289
                                                                                      ==========     =================
Conversion of preferred stock to common stock ..................................      $        5     $               0
                                                                                      ==========

                                  SPECTRX, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by the company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of September 30, 1998, the consolidated results of operations for the three months and for the nine months ended September 30, 1997 and 1998, and the consolidated cash flows for the nine months ended September 30, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1997. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1997 financial statements and notes thereto included in the Company's Annual Report on Form 10K.

         The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.  FLUORRX

         In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 65% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000,$429,000, and $511,000 respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 47%. Through December 1997, the Company fully consolidated the losses of FluorRx, which on a cumulative basis amounted to $690,000. The losses were fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Due to the additional funding in December 1997 and March 1998, the Company recognized 53% of the loss during the six months ended June 30, 1998. Due to the subsequent funding in August 1998, the Company's ownership decreased to 47%. Effective with the decrease in ownership, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection with the change in accounting from consolidation to the equity method, the Company adjusted its investment in FluorRx to $0 which resulted in other income of $635,000.

4.  COMPREHENSIVE INCOME

         The Company currently has no other Comprehensive Income items as defined by SFAS No. 130.

5.  DEVELOPMENT STAGE ENTERPRISE

         In prior periods, the Company was considered a development stage company, as defined by SFAS No.7. During the three months ended September 30, 1998, the Company exited the development stage due to the manufacture and sale of its infant jaundice product in the second and third quarters of 1998.

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

OVERVIEW

      SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sales of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. Since inception, the Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche")and Respironics, Inc. ("Respironics") for its glucose monitoring, diabetes screening and infant jaundice products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 65 % interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At September 30, 1998, as a result of subsequent financing, SpectRx's interest in FluorRx was 47%.

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of September 30, 1998, the Company had an accumulated deficit of approximately $17.3 million. To date, the Company has engaged primarily in research and development efforts. Although the Company generated revenues from product sales for the first time in the three months ended June 30, 1998 and continued to generate revenues in the three months ended September 30, 1998 the Company does not have extended experience in manufacturing, marketing or selling its products. During the first quarter of 1998 the Company began manufacturing its infant jaundice product in anticipation of product shipment the second quarter of 1998.There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

QUARTER OVERVIEW

In addition to the results from operations discussed below, SpectRx announced several items during the quarter ended September 30, 1998. The Company announced that its strategic partner, Respironics, had filed with the FDA a 510k application for the company's infant jaundice product (August 19, 1998). The Company also announced during the quarter that it had entered into a distribution agreement with Atom Medical Corporation for distribution of the Company's infant jaundice product in Japan, pending regulatory approval from Japan's Ministry of Health and Welfare. Also received during the quarter was regulatory approval to market the BiliCheck(TM) Non-Invasive Bilirubin Analyzer in Canada and shipments to Respironics for sale in Canada commenced in this quarter.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER  30, 1998 AND 1997.

         General. Net losses decreased to approximately $1.1 million during the three months ended September 30, 1998 from approximately $1.3 million during the same period in 1997 primarily due to increased revenue and a one time gain from the investment in FluorRx offset by an increase in research and development expenses and cost of sales. The Company expects similar net losses to continue.

         Revenue. The Company has historically only received revenue from achieving development milestones with one or more of its strategic partners. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The Company began shipping its infant jaundice product to its distributor in Canada during the quarter ended September 30, 1998. The increase in revenue to $377,000 in the three months ended September 30, 1998 versus $125,000 in the same period in 1997 is a result of having realized product revenue of approximately $194,000 versus none in 1997, and having reached larger development milestones on the Company's infant jaundice product in the third quarter of 1998.

      Cost of Sales. Cost of sales were $382,000 for the three months ended September 30, 1998 versus $0 during the same period of 1997. While a portion of the cost of sales increase is directly related to product revenue, the majority of the increase represents excess capacity production charges. The Company expects excess capacity to exist for at least the remainder of this year.

      Research and development expenses. Research and development expenses increased to approximately $1,063,000 during the three months ended September 30, 1998 from approximately $519,000 during the same period in 1997. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

      Sales and marketing expenses. Sales and marketing expenses increased to approximately $232,000 during the three months ended September 30,1998 from approximately $191,000 during the same period in 1997. The increase was due primarily to an increase in size of its marketing organization for the Company's infant jaundice product and to support the product rollout in the quarter. Sales and marketing expenses are expected to increase in the future as the Company markets this product in more countries.

      General and administrative expenses. General and administrative expenses decreased to approximately $564,000 during the three months ended September 30, 1998 compared to the approximately $845,000 incurred during the same period in 1997. The decrease is primarily due to the recognition of production development activities in 1997 as G&A expense ($185,000) versus cost of goods expense during the same period in 1998. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

         Net interest and other income. Net interest and other income increased to $729,000 during the three months ended September 30, 1998 from $158,000 during the same period in 1997. This increase results from an increase in other income (+$635,000) realized from deconsolidating its subsidiary, FluorRx, as a result of a reduction in ownership to 47%, offset by a decrease (-$93,000) in interest received on cash balances received from the initial public offering.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

      General. Net losses increased to approximately $5.1 million during the nine months ended September 30, 1998 from approximately $3.7 million during the same period in 1997 primarily due to an increase in research and development expenses and cost of sales,offset by an increase in revenue.

         Revenue. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The Company began shipping its infant jaundice product to its distributor in Canada during the quarter ended September 30, 1998. The increase in revenue to $816,000 in the nine months ended September 30, 1998 versus $401,000 in the same period in 1997 is a result of having realized product revenue of approximately $483,000 versus none in 1997, and having reached larger development milestones on the Company's infant jaundice product and glucose monitoring product.

      Cost of Sales. Cost of sales were $1,093,000 for the nine months ended September 30, 1998 versus $0 during the same period of 1997. While a portion of the cost of sales increase is directly related to product revenue, the majority of the increase represents excess capacity production charges. The Company expects excess capacity to exist for at least the remainder of this year.

      Research and development expenses. Research and development expenses increased to approximately $3.0 million during the nine months ended September 30, 1998 from approximately $1.8 million during the same period in 1997. The increase in research and development expenses was primarily due to increases in compensation, benefit and employee recruiting costs and, to a lesser extent, increases in consulting expenses, patent legal fees and the cost of prototype materials purchased. Approximately 43% of the increase was due to research on new development activities beyond the company's three initial products, and approximately 20% was due to an increase in patent costs. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

      Sales and marketing expenses. Sales and marketing expenses increased to approximately $804,000 during the nine months ended September 30, 1998 from approximately $479,000 during the same period in 1997. The increase was due primarily to increase in size of its marketing organization for the Company's infant jaundice product and to support the product rollout. Sales and marketing expenses are expected to increase in the future as the Company begins to expand its marketing for this product.

      General and administrative expenses. General and administrative expenses decreased to approximately $1.7 million during the nine months ended at September 30, 1998 compared to the approximately $2.1 million incurred during the same period in 1997. The decrease is primarily due to the fact that FluorRx G&A expense is not reflected in the nine months ended September 30, 1998, whereas these expenses are reflected in the same period during 1997. In addition, in 1997 production development activities were included in G & A expense; in 1998 all production expense is included in cost of goods. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest and other income. Net interest and other income increased to $704,000 during the nine months ended September 30, 1998 from an income of $239,000 during the same period in 1997. This increase results from an increase in interest received on cash balances received from the initial public offering as well as the increase in other income ($635,000) from the deconsolidation of SpectRx's subsidiary, FluorRx, as a result of a reduction in ownership to 47%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through September 30, 1998, the Company received approximately $25.7 million in net proceeds from sales of its debt and equity securities. At September 30, 1998, the Company had cash of approximately $6.5 million and working capital of approximately 6.7 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 12 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product.


YEAR 2000 ASSESSMENT

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

      The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. The Company has completed its review and testing of its internal business systems and computer systems and has determined that the cost of corrective activities for these areas is not material. The company is still in the process of reviewing the risks and compliance of its customers, vendors and resellers. The Company feels that its assurance and testing program will be completed by the end of the second quarter of 1999. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.


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

Limited Operating History; History of Losses and Expectations of Future Losses

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of September 30, 1998, the Company had an accumulated deficit of approximately $17.3 million. To date, the Company has engaged primarily in research and development efforts. The Company began shipping initial orders of the BiliCheck product in the second quarter of 1998. Prior to that the Company had never generated revenues from product sales and did not have experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 1999 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

         The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market each of its products through a 510(k) premarket notification supported by clinical data. Although a 510(k) premarket notification has been filed for the Company's infant jaundice product, clearance has not yet been received and no other 510(k) premarket notification has been filed with the FDA for clearance to market any of the Company's products. The Company expects 510(k) premarket notifications for clearance to market its diabetes screening product to be filed in 1998. A 510(k) for the glucose monitoring product is expected to be filed after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Licensed Patent Applications and Proprietary Technology

         SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with Georgia Tech Research Corporation ("GTRC") that give the Company the right to use two patents related to its diabetes screening product, and the Company has licensed this proprietary technology to Roche Boehringer Mannheim pursuant to the Company's collaborative arrangement with Roche Boehringer Mannheim. The Company has license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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

Intense Competition

         The medical device industry in general, and the markets for glucose monitoring and diabetes screening devices and processes in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes screening tests and infant jaundice products. A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche Boehringer Mannheim, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense Inc.), are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

         To date, the Company's manufacturing activities have consisted only of building certain prototype devices and the initial production of its BiliCheck(TM) and BiliCal(TM) products. If the Company successfully develops its diabetes screening product and successfully markets its infant jaundice product and, together with Roche Diagnostics BMC and Respironics, obtains FDA clearance and other regulatory approvals to market these products, the Company will undertake to manufacture these products in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Little Marketing and Sales Experience

         The Company is responsible for marketing the infant jaundice product in countries other than the United States and Canada. The Company has little experience in marketing or selling medical device products and only has a nine person marketing and sales staff. In order to successfully market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products there can be no assurance that the Company will be able to successfully develop a marketing and sales force or that it will be able to enter into marketing and sales agreements with third parties on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics BMC for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 12 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Need to Attract and Retain Key Employees

         The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. None of the Company's key employees has an employment contract with the Company nor are any of these employees covered by key person or similar insurance. In addition, if the Company, together with its collaborative partners, is able to successfully develop and commercialize the Company's products, the Company will need to hire additional scientific, technical, managerial and finance personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds

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

         From June 30, 1997, the effective date of the Registration Statement to September 30, 1998, the approximate amount of net proceeds used were $3.5 million for the funding of the development of the Company's infant jaundice and diabetes screening products, $2.5 million for developing production capacity and increasing inventory, $1.4 million to develop sales, marketing and distribution capability and 1.0 million for other internal Research and Development. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.


Item 5:  Other Information

         Stockholders are entitled to present proposals for action at a forthcoming meeting if they comply with the requirements of the proxy rules promulgated by the SEC. Proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting must be received by the Company no later then December 25, 1998, in order that they may be considered for inclusion in the proxy statement and form of proxy relating to that meeting.

         With respect to stockholder proposals not included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named in management's proxy for the 1999 Annual Meeting of Stockholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, including with respect to proposals received by the company not later than forty-five (45) days prior to the first anniversary of the date of mailing of the proxy statement for the prior year's Annual Meeting of Stockholders. Proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting must be received by the Company no later than March 10, 1999. If such shareholder fails to comply with the foregoing notice provision, the proxy holders will be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                     SPECTRX, INC.


Date:    November 13, 1998           By:  /s/  THOMAS H. MULLER, JR.
                                        -------------------------------
                                          Thomas H. Muller, Jr.
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
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


10.12(1)        Sole Commercial Patent License Agreement, dated May 4, 1995, between
                Martin Marietta Energy Systems, Inc. and the Company.
10.13A(1)       License Agreement, dated November 22, 1995, between Joseph R.
                Lakowicz, Ph.D. and the Company.
10.13B(1)       Amendment of License Agreement, dated November 28, 1995, between
                Joseph R. Lakowicz, Ph.D. and the Company.
10.13C(1)       Second Amendment to License Agreement, dated March 26, 1997, between
                Joseph R. Lakowicz, Ph.D. and the Company.
10.14(1)        License and Joint Development Agreement, dated March 1, 1996, between
                NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and the
                Company.
10.15(1)+       Patent License Agreement, dated March 12, 1996, between the
                Board of Regents of the University of Texas System, M.D.
                Anderson and the Company.
10.16(1)+       Purchasing and Licensing Agreement, dated June 19, 1996, between
                Healthdyne and the Company.
10.17(1)        Research Services Agreement, dated September 3, 1996, between
                Sisters of Providence in Oregon doing business as the Oregon
                Medical Laser Center, Providence St. Vincent Medical Center and
                the Company.
10.18A(1)+      Research and Development and License Agreement, dated October
                10, 1996, between Abbott Laboratories and the Company.
10.18B(3)++     Letter Agreement, dated December 22, 1997, between Abbott Laboratories and the Company.
10.19(1)        Lease, dated September 21, 1993, between National Life Insurance
                Company d/b/a Plaza 85 Business Park and the Company, together with amendments 1, 2 and 3 thereto and Tenant Estoppel
                Certificate, dated September 20, 1994.
11.1            Calculation of earnings per share.
27.1            Financial Data Schedule (For SEC use only).



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