Form 10-K405
period 1998-12-31
SPECTRX INC
filed 1999-03-31
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1998.

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $41.1 million as of February 28, 1999, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date by the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 28, 1999, the Registrant had outstanding 8,014,080 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders -- Items 10, 11, 12 and 13.

                                     PART I


ITEM 1.   BUSINESS

OVERVIEW

          SpectRx is engaged in the research, development, manufacturing, and marketing of products that offer less invasive and painless alternatives to blood tests currently used for infant jaundice, diabetes screening, glucose monitoring and cancer detection. The Company's products are based on proprietary biophotonic technology that can eliminate the pain and inconvenience of tissue and blood samples. Biophotonics is the technology of using light and other forms of energy to detect and monitor medical conditions. The Company has entered into collaborative arrangements with Respironics, Inc. ("Respironics") through its acquired business, Healthdyne Technologies, Inc., Abbott Laboratories ("Abbott"), Roche Diagnostics Boehringer Mannheim Corp. ("Roche Diagnostics BMC") and Welch Allyn, Inc. ("Welch Allyn") to facilitate the development, commercialization and introduction of its infant jaundice, diabetes screening, glucose monitoring and cancer detection products, respectively.

SPECTRX'S BUSINESS STRATEGY

          The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use and provide rapid results at the point of care, thereby improving patient well being and reducing health care costs. To achieve this objective, the Company is pursuing the following business strategy.

          - Focus on Current Products. The Company intends to continue to advance its current products to commercialization by (i) leveraging the expertise of its collaborative partners,
                  (ii) seeking 510(k) clearance from the United States Food and Drug Administration ("FDA") for these products where possible,
                  (iii) expanding its internal product development capabilities, and (iv) developing its sales, marketing and manufacturing capabilities. This includes the manufacturing and marketing of its BiliChek(TM) system and the continued development and introduction of the Company's diabetes screening product.

          - Develop Additional Products. Develop additional products from the current product foundation. The Company believes that its development activities in glucose monitoring and cancer detection have significant promise for as many as four additional product offerings that utilize the Company's biophotonic technologies. The Company believes that its diabetes screening product will lead to increased testing, enlarging the market for glucose monitoring. The Company also believes that the cancer detection products will be an extension upon the technology used in the BiliChek(TM) and Diabetes Screening products.

          - Collaborate with Market Leaders. The Company has selectively established collaborative arrangements with Abbott, Roche Diagnostics BMC, Respironics and Welch Allyn to develop and commercialize its products. The Company intends to continue selectively establishing strategic relationships with leading companies, as appropriate, for the development, commercialization and introduction of future products.

          - Leverage Proprietary Technologies. The Company intends to leverage its proprietary biophotonic technologies by developing future products based on these technologies that can provide cost effective, less invasive alternatives to current diagnostic or monitoring products. For example, the Company believes its interstitial fluid sampling technology may be applicable for monitoring analytes other than glucose.

          - Address Large Market Opportunities. The Company intends to selectively develop future products for large markets in which its products can ideally (i) apply for 510(k) clearance from the FDA, (ii) incorporate a disposable component and (iii) qualify for third-party reimbursement.

INDUSTRY OVERVIEWS

INFANT JAUNDICE

Background

          Infant jaundice is a condition that primarily affects newborns within the first three to ten days of life. If left untreated infant jaundice may, in extreme cases, lead to brain damage or death (kernicterus). Jaundice is characterized by a yellowing of the skin and eyes caused by an excess of bilirubin in the body. Bilirubin is a normal waste product resulting from the breakdown of red blood cells and is removed from the body by the liver. Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. After birth, an infant must eliminate bilirubin without the mother's help. It may take the infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed, or who belong to certain ethnic groups are at increased risk of developing jaundice. The initial screening for jaundice is the observation of yellow skin. This is a subjective determination prone to errors due to differing skin colors and gestational ages. If a baby is selected for further jaundice testing, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel, which is a traumatic process for the infant. Since jaundice normally presents in infants 36 to 72 hours after birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented prior to release.

The Infant Jaundice Screening and Monitoring Market

          Of the approximately four million newborns each year in the United States, approximately 60% have recognizable jaundice. Annually, approximately
1.7 million newborns receive at least one blood test for bilirubin. Of those newborns tested, approximately 700,000 have elevated bilirubin levels, and a portion of these newborns will receive additional tests. The cost to the patient for a bilirubin test ranges from $22.25 to $37.75; the laboratory processing cost usually ranges from $10.00-$12.00. Many of those infants in the United States diagnosed with jaundice will undergo phototherapy, a treatment that converts bilirubin into a water soluble form that can be processed and eliminated from the infant's system. The Company believes that the average newborn under active phototherapy treatment receives three to four bilirubin monitoring tests.

The SpectRx Non-Invasive Infant Jaundice Product

          The Company's infant jaundice product, named the "BiliChek(TM)" Non-Invasive Bilirubin Analyzer (sold internationally as BiliCheckTM) is based upon reflection spectroscopy and measures bilirubin regardless of the patient's skin color or gestational age. The product is designed to provide rapid, point-of-care bilirubin measurements and to serve as an initial screening and ongoing monitoring device. The Company believes that the BiliChek(TM) has the potential to replace the painful heel stick procedure currently utilized.

          The design of the BiliChek(TM) consists of a hand held, battery-operated instrument, which sits in a compact charger base. This instrument incorporates a microspectrometer to collect spectroscopic information from the skin and a proprietary, disposable calibration element, BiliCal(TM). After calibration, the instrument is applied to the skin of the infant for five applications, which generally takes less than one minute, during this time the bilirubin level is measured by collecting the light reflected from the skin and analyzing it using a proprietary algorithm that adjusts for interfering factors that are present due to skin color, gestational age and other factors.

         In 1998, the Company received ISO 9001/EN 46001 certification and was granted the CE mark which allowed it to begin selling the BiliChek(TM) internationally. In April 1998, the Company announced it had begun commercially shipping BiliChek(TM) units to certain international distributors. The BiliChek(TM) is currently being marketed in more than 46 countries worldwide. In August 1998, the Company announced that a 510(k) premarket notification submission was filed with the U.S. Food and Drug Administration (FDA) on behalf of the BiliChek(TM) by Respironics (formerly Healthdyne Technologies). In March 1999, the Company announced that it had received clearance from the FDA to market the BiliChek(TM) in the U.S. FDA approval also will allow the shipment of BiliChek(TM) systems to Mexico and other South American and Asian countries that rely on FDA clearance before allowing import of U.S.-made medical products. In

September 1998, Atom Medical Corporation was named as distributor of the BiliChek(TM) in the Japanese market pending approval of the device by the Japanese Ministry of Health and Welfare. Respironics began marketing the product in Canada in October 1998.

         Respironics commenced marketing of the BiliChek(TM) in the United States after obtaining FDA clearance. Respironics has delivered to SpectRx a comprehensive marketing launch plan in which they will utilize advertising, direct mail, telemarketing and the Respironics sales force (more than 100 representatives) to introduce the BiliChek(TM) to all segments of the market including hospital nurseries, pediatric offices, and home care providers. The bundling and co-promotion of the BiliChek(TM) with Respironics' other neonatal products, including apnea monitors and fiber-optic infant jaundice phototherapy systems, support the product introduction. Nevertheless, Respironics retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Accordingly, there can be no assurance that the marketing schedules will be met, if at all.

          The Company's BiliChek(TM) was developed pursuant to a collaborative arrangement with Respironics. Under the terms of the arrangement, SpectRx developed and manufactures the product and Respironics paid and will continue to pay certain costs associated with additional product developmental and clinical trials. Respironics has been granted a license to market and sell the product in the United States and Canada, while SpectRx retains the rights to sell the product in all other geographic markets.


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

          Diabetes occurs when the body does not produce sufficient levels of, or effectively utilize, insulin, a hormone that regulates the metabolism (breakdown) of glucose. Glucose levels in the blood must be within a specific concentration range to ensure proper cellular function and health. Insulin deficiency results in an abnormally high blood glucose concentration, which causes protein glycation throughout the body, impairs the ability of cells to intake glucose and has other adverse effects. In Type I (insulin-dependent juvenile-onset) diabetes, which affects from 5% to 10% of all people with diagnosed diabetes, the cells that make insulin have been destroyed. Type I diabetes is treated with daily insulin injections. In the more prevalent form of diabetes, Type II (non-insulin-dependent adult-onset) diabetes, the insulin producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose-using tissues such as skeletal muscle (a condition called insulin resistance). Type II diabetes is initially managed with proper diet, exercise and oral medication. Based on statistics published by the National Institutes of Health, however, the Company estimates that approximately 50% of Type II diabetics will eventually require insulin therapy.

The Diabetes Screening Market

          The American Diabetes Association (the "ADA") estimates that approximately 16 million people in the United States have diabetes, only 10.3 million have been diagnosed with the disease. The long term health care costs of a diabetic patient can be substantially reduced if the patient can be diagnosed in the early stages of the disease. Early diagnosis allows glucose levels to be monitored and properly controlled, thereby reducing complications that result from long term exposure to elevated glucose levels. These complications include diabetic retinopathy, kidney disease, nerve degeneration, and cardiovascular disease. Currently, approximately 798,000 new cases of diabetes are diagnosed each year in the United States, and many of those diagnosed have complications that generally appear eight to ten years after onset of the disease. The Company believes that the low rate of diabetes diagnosis and the failure in many cases to diagnose the disease prior to the onset of complications is due primarily to the lack of a convenient and accurate diabetes screening test. The Company believes that the market in the United States for diabetes screening tests is approximately $300 million per year. In June 1997, the ADA altered its recommendation for diabetes screening to increase the recommended level of screening for all adults over 45 years old to every three years, which the Company believes will increase market spending.

          There are several diabetes screening tests in use today. The diabetes screening procedure recommended by the ADA is the blood-based fasting plasma glucose test. This test is difficult and inconvenient to administer because it requires the patient to fast for eight hours prior to the drawing of blood, and because the blood sample is usually sent to a laboratory for analysis, which delays the receipt by the patient of the test results. Current methods for diabetes screening that utilize random finger stick blood glucose tests are no longer recommended by the ADA because the random nature of the tests results in an unacceptably low level of sensitivity (i.e., the ability to correctly determine that a particular person has diabetes) and specificity (i.e., the ability to correctly determine that a particular person does not have diabetes). Glucose urine test products, which are available over-the-counter, have an even lower test sensitivity and specificity and are not recommended for screening by the ADA. The low levels of sensitivity and specificity in both the random finger stick blood glucose test and the glucose urine test result in cases of both undetected diabetes, which can prevent early treatment of the disease in such cases, and false indications of diabetes, which can cause patients to incur the expense of, and devote the time for, needless additional testing.

The SpectRx Non-Invasive Diabetes Screening Product

          The SpectRx non-invasive diabetes screening product is designed to detect and measure fluorescence in the lens of the eye and evaluate that measurement using the Company's proprietary algorithm. An abnormally high level of fluorescence in the lens of the eye may be indicative of prolonged exposure to high levels of glucose due to diabetes. A measurement indicating a patient is likely to have diabetes could be confirmed by subsequent testing using conventional blood-based diagnostics. The performance of the Company's diabetes screening product has been shown to be comparable to that of the blood-based screening test. Unlike the blood based tests, however, the SpectRx diabetes screening product is painless, would provide the patient with test results in less than a minute, and would not require the patient to fast for eight hours prior to administration of the test.

          The Company's non-invasive diabetes screening product is designed to be simple and painless to use and to produce accurate point-of-care results in a very short period of time. The Company believes that such a method of diabetes screening is likely to become as prevalent as glaucoma testing, which is regularly performed during eye exams. Thus, the Company believes that the product may result in increased diagnoses of the approximately 50 million undiagnosed diabetics worldwide, including the approximately 5.5 million in the United States. For this reason, the Company believes that its non-invasive diabetes screening product presents a substantial opportunity to identify new patients who can benefit from proper treatment thereby reducing incidence of complications and their associated cost.

          The Company's non-invasive diabetes screening product is designed as a compact instrument that will meet the space requirements of optometrists' and physicians' offices and will also be suitable for retail establishments such as pharmacies. To use the device, the individual looks into the instrument while placing his or her head against a rest. The individual is instructed to look at a fixed light as the instrument locates the eye and automatically tracks the pupil opening. The device measures fluorescence in the lens of the eye using a low-intensity blue light. The results of the analysis will indicate either that the patient should undergo further diagnostic testing or that there is no indication of diabetes. In a pilot study of more than 1,300 subjects (both diabetics and non-diabetics) conducted by Roche Diagnostics BMC, an early stage prototype of the Company's diabetes screening product demonstrated an ability to detect diabetes.

          The Company is in the process of final design and manufacturing ramp-up of the product. In December, 1998, a 510(k) premarket notification submission was filed with the U.S. Food and Drug Administration by Roche Diagnostics BMC on behalf of the SpectRx non-invasive diabetes screening product. Unexpected problems, however, may arise in the regulatory approval and manufacturing processes. In addition, Roche Diagnostics BMC retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that the production or regulatory approval will occur.

          The Company has entered into a collaboration agreement with Roche Diagnostics BMC, as a result the Company has granted Roche Diagnostics BMC an exclusive worldwide license to sell and market the Company's non-invasive diabetes screening product. The Company receives development milestone payments and expects to receive a manufacturing profit on products sold to Roche Diagnostics BMC. Roche Diagnostics BMC is responsible for conducting clinical testing, obtaining regulatory approvals for, and the marketing, distribution and sales of, the Company's diabetes screening product.

The Glucose Monitoring Market

          People with diabetes have difficulty achieving optimal glucose control. For proper glucose control, each insulin injection, or other form of medication, should be adjusted to reflect the person's current blood glucose concentration, carbohydrate consumption, exercise pattern, stress or other illness. Accordingly, personal glucose monitoring products have become critical in managing diabetes by allowing diabetics to measure their glucose levels in order to adjust their diet, exercise and use of oral medication or insulin to maintain proper blood glucose levels.

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

          Because glucose monitoring is an important part of the every day life of the world's diagnosed diabetics, the personal glucose monitoring market is substantial. The Company believes that the worldwide market for glucose monitoring products at manufacturers' price levels is approximately $3.0 billion annually and is growing at approximately 18% per year. The North American market for such products was approximately $1.0 billion in 1996. The Company believes that the market for personal glucose monitoring products is driven by four main factors: 1) an aging population; 2) the realization that tight glucose control dramatically reduces the risk of complications; 3) the availability of third-party reimbursement in developed nations; and 4) the promotion and increased availability of glucose monitoring products. It is estimated that diabetics currently monitor their glucose on average less than twice a day instead of the DCCT recommendation of four times per day. The Company believes that the pain, inconvenience and cost associated with conventional finger stick blood glucose monitoring systems is the primary reason that most people with diabetes fail to comply with the recommendations of the DCCT panel. The Company believes that greater awareness of the benefit of frequent self-monitoring and less painful, more convenient monitoring products could significantly increase the global market. Currently, no non-invasive glucose monitoring systems are commercially available in the U.S.

          Glucose monitoring products have evolved rapidly over time. Various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products.

          Current commercially available glucose monitoring systems are painful and inconvenient. These systems require that a blood sample be obtained from a patient, applied to a disposable test strip and then measured for glucose concentrations using a battery-powered, handheld monitor. Under these systems, the blood sample is usually obtained from a patient's fingertip because of the high concentration of capillaries at this site and because the blood produced at the fingertip can most easily be applied directly to test strips used in such devices. These systems typically require the patient to complete the following steps: insert the disposable test strip into the meter, lance the finger, apply the drop of blood to the test strip and wait for the meter to display the results. Because nerve endings are concentrated in the fingertips, this sampling process can be painful. The level of patient discomfort is compounded by the fact that the fingertips offer a limited surface area from which to obtain a blood sample. Thus, the patient can be required to repeatedly sample from the same site, eventually resulting in callouses. In addition, applying the drop of blood to the test strip is difficult for those diabetics who have lost dexterity in their extremities due to nerve degeneration.

The SpectRx Glucose Monitoring Products

          The Company is developing glucose monitoring products that utilize the Company's proprietary interstitial fluid sampling technology that will allow people with diabetes to easily and accurately measure their glucose levels. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on the Company's and independent research have indicated that interstitial fluid glucose levels correlate closely with blood glucose levels. The Company believes that using interstitial fluid to assay glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma prior to measurement. SpectRx's glucose monitoring products use the Company's microporation technology to collect a sample of interstitial fluid. This interstitial fluid sample may be measured once in a single-use application which is the prevalent method for current blood-based monitoring. The Company's microporation technology is also applicable to repeatedly sample a stream of interstitial fluid for a continuous monitoring application. Products using either sampling methodology, are intended to measure the glucose concentration of the interstitial fluid using disposable assay technology. Because the Company's glucose monitoring products are designed to obtain a sample of interstitial fluid from the outermost layers of the skin and do not require a blood sample, the use does not stimulate pain sensors and capillaries found in the deeper layers of skin and is thus free of the pain and blood involved in conventional finger stick assaying techniques. In addition, the Company believes that the entire process will take no longer than current blood glucose monitoring tests.

The Company began its research effort in the area of single use, or discrete monitoring in collaboration with Abbott. The focus of research that applies specifically to single use monitoring is now being conducted by Abbott. Since the fall of 1998 SpectRx has focused its research efforts on applications in the continuous monitoring area.

          Single-use Glucose Monitoring Product

          The single-use glucose monitoring product is expected to be comprised of a small, hand held battery-powered, monitoring device and a proprietary, disposable assay cartridge. The monitoring device will be placed on the skin, and a laser or other suitable energy source mounted in the housing will be directed onto the skin. When activated, an array of micropores will be painlessly created in the outermost layer of skin, the stratum corneum. The Company believes the creation of micropores will not damage adjacent tissue or penetrate deeply enough to reach the capillary bed or nerve layer below the stratum corneum. The Company anticipates that the device will have a proprietary mechanism that will force the interstitial fluid out of the micropores and into the disposable cartridge. When the assay cartridge is full and the interstitial fluid has been analyzed, the results will appear on a display.

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

          In October 1996, the Company entered into a collaborative arrangement with Abbott for the development and commercialization of the Company's glucose monitoring products. Pursuant to the arrangement, the Company granted Abbott an exclusive worldwide license for the Company's single use glucose monitoring product and other related glucose monitoring devices in all countries except Singapore and the Netherlands, where the license is non-exclusive. Pursuant to the terms of the collaborative arrangement, Abbott has agreed to pay all costs associated with a joint research and development program, to make certain milestone payments to the Company and to pay the Company a royalty based on net sales. Abbott will also be responsible for conducting clinical trials, obtaining regulatory approval for and manufacturing, marketing, distributing, and selling the products covered by the arrangement. In addition, Abbott made a $3 million equity investment in the Company in 1996 whereby it purchased 500,000 shares of Series C Preferred Stock which converted into 357,143 shares of Common Stock upon the Company's initial public offering.

          The Company conducted research on the single use glucose monitoring product through the third quarter of 1998. At that point in time that research work was transferred to Abbott. Abbott is currently conducting a research program for single use glucose monitoring that is focused on the collection of interstitial fluid. The focus of that research is to produce methodologies that will permit collection of interstitial fluid at a minimum volume level, and within a specified time, on a universal basis within the target diabetic population. Once the research and development related to the collection of interstitial fluid is completed, it will be followed by the integration of the Company's microporation technology and Abbott's disposable assay technology into a prototype device. The Company expects prototype development to be followed by clinical trials and a regulatory submission. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Abbott retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that these events will occur.


          Continuous Glucose Monitoring Product

          During the course of research and development of its single-use interstitial fluid-based glucose monitoring product, the Company discovered an application which allows for continuous monitoring of glucose. By applying a constant state of low-level vacuum to an array of micropores, a stream of interstitial fluid is produced. This stream of interstitial fluid may be passed over a sensor which measures the glucose concentration periodically providing the patient with multiple readings. Feasibility data generated by the company indicates that an array of micropores may be kept viable for up to three days. A second feasibility study showed that the concentration of interstitial fluid glucose continued to correlate to the concentration of blood glucose.

          The product concept of the continuous glucose monitoring product consists of a disposable patch connected with an umbilical to a beeper-sized meter. The patch would be placed over a small array of micropores created on the body. This array could be placed in a number of locations, but the current concept would have it placed on the torso. The patch would be designed to eliminate spent interstitial fluid. The meter would be worn on a belt or hidden under clothing. The system would collect a new glucose reading every 10 to 15 minutes which would be recorded by the meter and presented on the meter's display. The stored information would be capable of being downloaded for analysis. The meter would also indicate if the current reading is higher or lower than any previous reading, showing a trend. The meter would also be capable of indicating high or low glucose levels via an alarm. For convenience, the umbilical would be detachable so that the patient may bathe or engage in other activities, then reattach the umbilical and resume monitoring.

SpectRx is currently conducting research to determine both technological and commercial feasibility for a continuous monitoring approach to glucose monitoring using interstitial fluid. After feasibility is determined, engineering and other development activities will ensue. There can be no assurance that feasibility will be achieved or that a commercial product will result.

NON-INVASIVE CANCER DETECTION

Background

         According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide, and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the Society, the sooner a cancer is found, and the sooner treatment begins, the better a patient's chances are of a cure.

Cervical Cancer

         Cervical cancer is a cancer which begins in the lining of the cervix (the lower part of the uterus) which may spread to other parts of the body if left untreated. Cervical cancers form over time. There is generally a gradual change from a normal cervix to cervix with precancer cells to cervical cancer. For some women, precancerous changes may go away without any treatment. While the majority of precancerous changes do not advance to cancer, if these precancers are treated, true cancers can be prevented. The Pap smear, where a sample of cervical tissue is placed on a slide and observed in a laboratory, is the most common form of cervical cancer screening.

Cervical Cancer Market

         The American Cancer Society estimates that during 1999, about 12,800 cases of invasive cervical cancer will be diagnosed in the United States. Cervical cancer is the ninth most deadly cancer in the U.S. with 4,800 deaths predicted in 1999. According to published data, cervical cancer results in approximately 33,000 deaths annually worldwide with 437,000 new cases reported each year.

         The major market opportunities are in screening and diagnosis. Since the introduction of better screening and diagnosis methods, the number of cervical cancer deaths in the U.S. has declined dramatically. The main reason for this change is the increased use of the Pap smear screening test. However the Pap smear screening test has a wide variation in sensitivity (11% to 99%) and specificity (14% to 97%), according to a meta-analysis of Pap test accuracy published in the American Journal of Epidemiology, (Vol. 141, No. 7, 1995). Approximately 55 million Pap tests are given annually in the U.S. and Europe. The average price of a Pap test in the U.S. is $26.

         The standard for cervical cancer diagnosis, after screening, is a visual examination of the cervix using a Colposcope followed by a biopsy. This method looks for visual morphological changes attributable to cancer. There are approximately two million Colposcope examinations annually in the U.S. and Europe. The average cost of a Colposcope examination in the U.S. is $185.

Non-invasive Cervical Cancer Product

         The Company, in collaboration with Welch Allyn, is developing a non-invasive cervical cancer detection product. The product is based on SpectRx's proprietary biophotonic technology and will be designed to identify cancers and precancers painlessly, non-invasively and at the point of care by shining light onto the cervix, then analyzing the light reflected from the cervix. The information presented by the reflected light will be used to produce a map or image of diseased tissue. Consequently, this test, unlike the Pap smear test or biopsy, preserves the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. The SpectRx/Welch-Allyn product, in addition to detecting the morphological changes, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way the cancer is detected early in its development thereby increasing the chances of effective treatment. The product will incorporate a calibration disposable.

          The Company is currently conducting human clinical feasibility studies of a laboratory prototype at two hospitals and expects to publish data in the fall of 1999. The Company expects prototype development to be followed by clinical trials and a regulatory submission. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Welch Allyn retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that these events will occur.






COLLABORATIVE ARRANGEMENTS

          The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing, and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has been successful in its history in developing such strategic relationships. The Company currently has collaborative arrangements with Abbott, Roche Diagnostics BMC, Respironics and Welch Allyn. The Company is, to varying degrees, dependent upon its collaborative partners for the development, clinical testing, regulatory approval, manufacturing, and commercialization of its products.

Respironics (Healthdyne Technologies, Inc.)

          In June 1996, SpectRx entered into a Purchasing and Licensing Agreement with Healthdyne Technologies, Inc., which was later acquired by Respironics (the "Respironics Agreement"). This agreement was amended October 21, 1998. Pursuant to the Respironics Agreement, Respironics is responsible for clinical trials, the regulatory approval process and sale of the BiliChek(TM) in the United States and Canada. The Company retains manufacturing rights and is responsible for the regulatory approval process and sale of the infant jaundice product outside of the United States and Canada. Under the Respironics Agreement, the Company receives from Respironics licensing fees and a manufacturing profit on products sold to Respironics and shares any profit from the sales of disposables by Respironics. Respironics receives an exclusive license for the United States and Canada (i) to use and sell instruments for non-invasive bilirubin measurement ("Instruments"), (ii) to use and sell disposable probes, tips or other devices which, when used with Instruments, measure bilirubin levels ("Disposables") and items accessory to and not necessary for the operation of Instruments or Disposables ("Accessories"), and
(iii) to make Instruments, Disposables and/or Accessories (collectively, "Licensed Products"). Unless SpectRx is unable to supply Licensed Products, Respironics must purchase its requirements for Licensed Products from SpectRx. Respironics has agreed to pay SpectRx's cost for manufacturing each Licensed Product. Respironics and SpectRx then share equally the margin earned on the sale of Licensed Products. In order to maintain license exclusivity, Respironics has agreed to purchase from SpectRx certain minimum amounts of Licensed Products or pay a royalty to SpectRx for an equivalent number of Licensed Products. In the event that SpectRx is unable to supply Licensed Products, Respironics receives a license to manufacture the Licensed Products and pays a royalty to SpectRx on sales of Licensed Products.

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

          In January 1996, Roche Diagnostics BMC and SpectRx entered into a Supply Agreement for the supply by SpectRx to Roche Diagnostics BMC of the Company's diabetes screening product (the "Supply Agreement"). Roche Diagnostics BMC's purchase price for the Company's diabetes screening product is calculated pursuant to a formula based on a gross margin. Roche Diagnostics BMC is required to meet minimum annual purchase requirements for the diabetes screening product each year or Roche Diagnostics BMC forfeits its exclusivity under the marketing license granted in the Development Agreement. The term of the Supply Agreement is coincident with the term of the Development Agreement. Roche Diagnostics BMC may terminate the Supply Agreement for material breach (including a failure to supply adequate requirements) of the agreement by the Company, which breach remains unremedied for 30 days after notice to the Company and in which case Roche Diagnostics BMC is deemed to have acquired a manufacturing license under the Development Agreement. If Roche Diagnostics BMC acquires this manufacturing license, it must pay royalties to SpectRx on Roche Diagnostics BMC sales of the diabetes screening product. During the term of the Supply Agreement, SpectRx cannot enter into any agreement to develop or manufacture a non-invasive diabetes detection instrument using the same or similar technology as used in the Company's diabetes screening product other than with Roche Diagnostics BMC affiliates. Roche Diagnostics BMC is not restricted from pursuing the development of a diabetes screening instrument with another party.


Abbott Laboratories

          In October 1996, SpectRx entered into a Research & Development and License Agreement (the "Abbott Agreement") with Abbott for the development and commercialization of the Company's glucose monitoring technology in the field of extracting interstitial fluid samples for glucose monitoring (the "Field"). Pursuant to the Agreement, SpectRx has granted to Abbott a worldwide license under its patents, patent applications and know how (the "Technology") useful in the Field, including improvements, to manufacture and sell products in the Field. The license is exclusive in all countries except Singapore and the Netherlands where the license is non-exclusive. Abbott also has certain rights of first negotiation with the Company regarding any rights the Company may have to license the Technology for the development and commercialization of other products relating to the measurement of analytes in interstitial fluid and the delivery of therapeutic agents based on such measurements. Under the Abbott Agreement, SpectRx receives from Abbott development funding, payments on achievement of milestones and a royalty on Abbott product sales. In addition, Abbott made a $3 million equity investment in SpectRx in 1996 whereby it purchased 500,000 shares of Series C Preferred Stock which converted into 357,143 shares of Common Stock upon the Company's initial public offering. Abbott subsequently purchased SpectRx Common Stock on the open market and currently owns 6.2% of the outstanding Stock of the Company.

          Under the Abbott Agreement, the parties agreed to jointly conduct a research program designed to demonstrate that the Company's single use glucose monitoring product can extract an adequate sample of interstitial fluid in a targeted time period. The focus of that development activity has been toward a single use product concept. During the joint development program, which began in the fourth quarter of 1996, Abbott will pay mutually agreed development costs. Abbott is currently conducting all research on means of extracting adequate samples of interstitial fluid related to single use glucose monitoring applications. After satisfactory demonstration of sample extraction within a targeted time period, and if Abbott wishes to commercialize the product, it is responsible for further product development and obtaining all required regulatory approvals. After obtaining these regulatory approvals, Abbott is required to diligently pursue the sales of the products but is not prohibited from marketing competing products. If Abbott elects not to commercialize the product, the agreement may be terminated by either party. Abbott has a fixed period from the date of notice to the Company of its intention to commercialize the product in which to complete commercialization and begin shipment of products. If such commercialization has not been completed within the permitted time, SpectRx may terminate the agreement. Abbott and SpectRx have been negotiating since the third quarter of 1998 how and under what terms, the effort to develop a continuous glucose monitoring product will be included in the collaboration. Currently, SpectRx is conducting research outside of any joint research program using its own funds.

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

Welch Allyn

In December 1998, SpectRx entered into a Development and Commercialization Agreement with Welch Allyn, Inc. with respect to noninvasive cervical and skin cancer diagnostic products. Under the terms of the agreement, the two companies jointly share in the development costs for such products and also will jointly share in the revenue produced by such products, if those products are developed to commercialization. SpectRx can also receive certain milestone payments pursuant to the agreement. The agreement further anticipates that both Welch Allyn and SpectRx would manufacture portions of any commercialized products and would collaborate in sales and marketing. Both SpectRx and Welch Allyn are prohibited from pursuing development of devices, utilizing the technology covered by the agreement, with another party while the collaboration remains in effect. The agreement specifically focuses on the development of a cervical cancer detection product. Should SpectRx determine through research efforts that an application of the technology for the detection of skin cancer is feasible, the agreement provides for, and retains certain rights for Welch Allyn to expand the relationship with SpectRx to develop and commercialize a skin cancer (melanoma) detection product.

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

Altea Technologies, Inc

          In March 1996, SpectRx entered into a License and Joint Development Agreement (the "Altea/Nimco Agreement") among the Company, Altea ("Altea") and Non-Invasive Monitoring Company, Inc. ("Nimco") pursuant to which certain rights in respect of jointly developed technology are allocated between the Company and Altea. Both Altea and Nimco are jointly controlled by Jonathan Eppstein, a former Vice President of the Company, and his sister. The Altea/Nimco Agreement also covers one granted patent and know how related to the glucose monitoring product, the joint application of the Company and Altea for a U.S. patent and an international patent related to the glucose monitoring product, and provides for continued joint development efforts between SpectRx and Altea as mutually agreed. The Altea/Nimco Agreement further provides for the joint ownership by SpectRx and Altea of certain patents and technology relating to the transdermal/intradermal movement of substances utilizing various methods. Under the Altea/Nimco Agreement, SpectRx receives worldwide, exclusive rights to any technology for monitoring applications covered by the Nimco patents and related joint technology and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. Future inventions made by each of SpectRx and

Altea based on newly developed technology related to the licensed technology are included within the Altea/Nimco Agreement.

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

Joseph Lakowicz, Ph.D.

          The Company has a license agreement with Joseph Lakowicz, Ph.D. whereby Dr. Lakowicz has granted the Company an exclusive, worldwide license (including the right to grant sublicenses) to make, use, and sell medical products that incorporate Dr. Lakowicz's intellectual property related to lifetime fluorescence technology (the "Lakowicz Agreement"). The intellectual property consists of a portfolio of granted patents, patent applications and foreign filings in the area of lifetime fluorescence technology. The Company has agreed to pay a royalty to Dr. Lakowicz on net sales of such products manufactured and sold. Additionally, the Company is committed to fund certain research programs under the direction of Dr. Lakowicz. See Note 9 of Notes to Consolidated Financial Statements, which includes these funding commitments. The Company has sublicensed some parts of this intellectual property related to invasive blood tests to its subsidiary, FluorRx, Inc. The term of the Lakowicz Agreement is until the expiration date of the last expiring patent covering any of the technology licensed.

RESEARCH, DEVELOPMENT AND ENGINEERING

          To date, the Company has been engaged primarily in the research, development and testing of the Company's glucose monitoring, diabetes screening, infant jaundice and cancer detection products, including research for and development of its core electro-optical and microporation technologies. Since inception to December 31, 1998, the Company incurred approximately $12.1 million in research and development expenses, net of approximately $3.6 million which was reimbursed through collaborative arrangements. Three distinct groups within the Company conduct research, development and engineering. One group consists of 23 engineers and support personnel who design optics, electronics, mechanical components and software for the infant jaundice and diabetes screening products. A second group consists of 12 scientists and engineers who devote their time to the development of microporation technology for the monitoring of glucose and other analytes. The third group consists of 10 scientists and engineers focused on the development of cancer detection products.

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

          To date, the Company has only tested prototypes of its glucose monitoring and cancer products. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's glucose monitoring and cancer detection products are produced. The company is developing the pre-production prototypes and beginning its ramp-up for production of the diabetes screening device. While significant progress has been made in development and engineering, considerable additional effort and expense will be required before a commercial device is shipped.

MANUFACTURING

          One element of the Company's business strategy is to manufacture certain of its products and to outsource the production of other, high volume products and associated disposables. To date, the Company's manufacturing activities have consisted of building certain prototype devices, developing production infrastructure and building production versions of its BiliChek(TM) and BiliCal(TM) products. If the Company successfully develops its diabetes screening product and, together with Roche Diagnostics BMC obtains FDA clearance and other regulatory approvals to market this product, the Company will undertake to manufacture both of these products in commercial quantities. The Company has little experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. Currently 13 individuals are employed by the Company to accomplish the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. The Company announced in 1998 that it had received ISO 9001/EN46001 and CE mark Certification. These approvals enabled the Company to commence production of its BiliChek(TM) and BiliCal(TM) products and to begin shipment of these products into markets for which it has received regulatory clearance.

SALES, MARKETING AND DISTRIBUTION

          The Company has elected to focus most of the sales and distribution of its current products through its collaborative partners. The Company believes that by aligning with larger, more established partners, in specific market segments, it can utilize its partners' already developed strengths and more effectively and quickly penetrate the market place. The Company's primary efforts to date have been to build the skill and information base to identify and quantify market segments to which the Company's technologies can be economically developed and marketed, and to launch the BiliChek(TM) product system.

          The Company has developed the BiliChek(TM) and BiliCal(TM) marketing and distribution program to an introductory stage. SpectRx has developed packaging, advertising, display materials, and training, and has, in addition, signed distribution agreements or is in negotiation with companies it believes to be highly experienced in the neonatal markets that SpectRx is targeting in Europe, Asia and South America. The Company has also added or engaged marketing personnel to develop and execute the programs necessary to launch the BiliCheck(TM) system and to manage sales of these products. The Company launched its products in markets outside the U.S. and Canada in April 1998 and began introductory programs during the remainder of 1998. Nevertheless, significant volumes of these products have not yet been shipped and the efficacy of the marketing programs or the distributors has not yet been tested with SpectRx's products.

          Respironics has the exclusive right to market and sell the Company's infant jaundice product in the United States and Canada. Abbott has the exclusive right to market and sell the Company's glucose monitoring product in all countries except Singapore and the Netherlands, where the license is non-exclusive. Roche Diagnostics BMC has the exclusive worldwide right to market and sell the Company's diabetes screening product. It is anticipated that Welch Allyn and SpectRx will jointly manage the sales and marketing of any cancer products that are developed.

PATENTS

          The Company has pursued a strategy of developing and acquiring patents and patent rights and licensing technology. SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Nimco one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with GTRC that give the Company the right to use two patents related to its diabetes screening product, and the Company has licensed this proprietary technology to Roche Diagnostics BMC pursuant to the Company's collaborative arrangement with Boehringer Mannheim. The Company has license agreements with M.D. Anderson that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Dr. Joseph Lakowicz of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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

COMPETITION

          The medical device industry in general, and the markets for glucose monitoring and diabetes screening devices and processes in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes screening tests, infant jaundice and cancer products.

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

          There is also competition in the diabetes screening and infant jaundice markets. The existing blood test providers, companies that produce blood tests and other technologies that could replace blood testing will compete for a share of these markets. Competition in cancer detection is also intense. Current screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. The Company will be required, in conjunction with Welch Allyn, to develop devices that are more accurate, easier to use or less costly to administer, such that these devices have a competitive advantage to be commercially successful. In addition to existing external competitors, SpectRx's partner, Welch Allyn, is currently a competitor in the colposcopy market.

GOVERNMENT REGULATION

          All of the Company's products are regulated as medical devices. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and may be subject to regulations of relevant foreign agencies. The FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for such products in order to ensure that medical products distributed in the United States are safe and effective for their intended uses. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals or clearances, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow the Company to enter into supply contracts, and criminal prosecution. Failure to obtain regulatory approvals, the restriction, suspension or revocation of regulatory approvals or clearances, if obtained, or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

          International sales of the Company's products are subject to the regulatory requirements of each target country. The regulatory review process varies from country to country. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products received by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification was one of the CE mark certification requirements required by mid-1998. The Company currently has ISO 9001/EN46001 certification. Failure however to maintain the right to affix the CE mark would prohibit the Company from selling its products in member countries of the European Union.

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

EMPLOYEES AND CONSULTANTS

          As of December 31, 1998, the Company had 57 employees and consulting or other contract arrangements with 25 additional persons to provide services to the Company on a full- or part-time basis. Of the 82 people so employed or engaged by the Company, 45 are engaged in research and development activities, 11 are engaged in sales and marketing activities, 5 are engaged in regulatory affairs and quality assurance, 13 are engaged in manufacturing and development, and 8 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

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

Early Stage of Development; No Assurance of Successful Product Development

          To date, the Company has released for sale one product line. For the remainder of its expected products, the company has only tested prototypes and pre-release production versions of its products. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's other products are produced. The Company could encounter unforeseen problems in the development of those products such as delays in conducting clinical trials, delays in the supply of key components or delays in overcoming technical hurdles. There can be no assurance that the Company will be able to successfully address the problems that may arise during the development and commercialization process. In addition, there can be no assurance that all of the Company's products will be successfully developed, proven safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs, be eligible for third-party reimbursement from governmental or private insurers, be successfully marketed or achieve market acceptance. If any of the Company's development programs are not successfully completed, required regulatory approvals or clearances are not obtained, or products for which approvals or clearances are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Dependence on Collaborative Arrangements

          The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with, (i) Respironics under which Respironics is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada, (ii) Roche Diagnostics BMC under which Roche Diagnostics BMC has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes screening product, (iii) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product and (iv) Welch Allyn which is a cooperative development program in the early stages of determining product feasibility for a cervical cancer detection product. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche Diagnostics BMC, Respironics and Welch Allyn. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Limited Operating History; History of Losses and Expectations of Future Losses

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 1998, the Company had an accumulated deficit of approximately $18.8 million. To date, the Company has engaged primarily in research and development efforts. The Company has only generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

          The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company intends to seek clearance to market each of its products, where possible through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market the Company's infant jaundice product. A 510(k)premarket notification has also been filed with the FDA for clearance to market the Company's diabetes screening product, however approval has not been received. The Company has not filed any other 510(k) premarket notification for clearance with the FDA. The Company expects 510(k) premarket notifications for clearance to market its diabetes screening product in 1999. A 510k for the glucose monitoring product is expected after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. Preliminary expectations regarding the Company's cancer program are that those filings could be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

          In order for the Company to market its products under development in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, the Company has obtained ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. While the Company has received ISO 9001 and CE mark certification, it must maintain its certifications in future periods. Failure to receive or maintain ISO 9001 or CE mark certification or other foreign regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market the Company's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Royalty Rates and Manufacturing Profits

          The majority of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics BMC and Respironics resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, the Company's profit margins on some of its products are not likely to increase over time because the royalty rates and manufacturing profit rates on those products are predetermined.

          In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer such discounts or rebates to expand the use of their products and thus increase the market for the disposable assay strips they sell for use with their products. Because Abbott may, pursuant to its collaborative arrangement with the Company, determine the prices at which it sells the Company's glucose monitoring devices, it may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which it sells the Company's glucose monitoring devices, the royalties earned by the Company in respect of such sales will be less. There can be no assurance that, if this strategy is adopted, royalties earned by the Company on sales of the disposable cartridges to be used in connection with its glucose monitoring device will be equal to or greater than the royalties the Company would have earned had its glucose monitoring devices not been sold at a discount. This possible reduction in royalties on sales of the Company's glucose monitoring devices could have a material adverse effect upon the Company's business, financial condition and results of operations.

          The collaboration with Welch Allyn is a joint development and commercialization effort. It is anticipated that both SpectRx and Welch Allyn would manufacture portions of the cancer detection device and both would share in the revenues of products sold to customers. There can be no assurance, however, that the Company, together with Welch Allyn, will sell sufficient volumes of these products to generate substantial revenues.

Uncertainty of Market Acceptance

          The Company's products are based upon new methods of glucose monitoring, diabetes screening, infant jaundice monitoring and screening and cervical cancer detection. There can be no assurance that any of these products will gain market acceptance. Physicians and individuals will not recommend or use the Company's products unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based or other tests that have a long history of safe and effective use. To date, the Company's products have been utilized by only a limited number of subjects, and no independent studies regarding the Company's products have been published. The lack of any such independent studies may have an adverse effect on the Company's ability to successfully market its products. In addition, purchase decisions for products like the Company's diabetes screening and infant jaundice products are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

          The medical device industry in general, and the markets in which the company expects to offer products in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes screening tests, infant jaundice and cancer detection products.

          A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche Diagnostics BMC, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.), are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

          Many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors. In addition, there can be no assurance that the Company's glucose monitoring, diabetes screening, infant jaundice or cancer detection products will replace any currently used devices or systems, which have long histories of safe and effective use. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the development and commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, diabetes screening, infant jaundice monitoring and cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

          To date, the Company's manufacturing activities have only included its BiliChek(TM) and BiliCal(TM) products on a limited scale. If the Company successfully develops its diabetes screening product and, together with Roche Diagnostics BMC obtains FDA clearance and other regulatory approvals to market that product, the Company will undertake to manufacture both of these products in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

No Marketing and Sales Experience

           The Company is responsible for marketing its infant jaundice product in countries other than the United Sates and Canada. The Company has relatively limited experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully continue to market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or expand its arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products, there can be no assurance that the Company will be able to successfully fully develop a marketing and sales force or that it will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics BMC for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

Need for Additional Capital; Uncertainty of Access to Capital

          Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to the Company's collaborative arrangements with Abbott, Roche Diagnostics BMC, Respironics and Welch Allyn, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of the Company's collaborative partners to fund the Company's capital expenditures is largely discretionary and depends on a number of factors, including the Company's ability to meet certain milestones in the development and testing of its products. There can be no assurance that the Company will meet such milestones or that the Company's collaborative partners will continue to fund the Company's capital expenditures. Any failure of the Company's collaborative partners to fund its capital expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

          In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 12 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of either its glucose monitoring product concepts. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Control by Directors, Executive Officers and Affiliated Entities

          The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of December 31, 1998 approximately 46% of the Company's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol SPRX). The number of record holders of the Company's Common Stock at February 28, 1999 was 115.

          The Company completed an initial public offering of 2,361,699 shares of Common Stock in July 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

          The high and low last sales prices for the third and fourth quarters of 1998 as reported by the Nasdaq National Market are as follows:

                                                             1998
                                                    ----------------------
                                                     HIGH            LOW
                                                    -------        -------
          First Quarter                             $  9.50           6.50
          Second Quarter                            $ 10.00        $ 3.875
          Third Quarter                             $ 6.875        $  4.00
          Fourth Quarter                            $  7.00        $ 2.875

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

          From June 30, 1997, the effective date of the Registration Statement, to December 31, 1998 (the Company's fiscal year end), the approximate amount of net proceeds used were $4.2 million for the funding of the development of the Company's infant jaundice and diabetes screening products, $3.1 million for developing production capacity and increasing inventory, $1.9 million to develop sales, marketing and distribution capability including working capital, and $0.7 million for glucose monitoring development. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

SPECTRX
(IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)


                                                                     YEAR ENDED THROUGH DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                   1998            1997            1996             1995            1994
STATEMENTS OF OPERATIONS DATA:
REVENUES                                         $ 1,406         $    901         $   452         $ 1,179         $   122
COST AND EXPENSES:
     COST OF PRODUCT SALES                         1,626                0               0               0               0
     RESEARCH & DEVELOPMENT                        4,234            3,714           1,815           1,189             869
     MARKETING                                     1,058              835             221             146             126
     GENERAL & ADMINISTRATIVE                      1,908            2,272           1,526             637             350
                                                 -------         --------         -------         -------         -------

LOSS FROM OPERATIONS                              (7,420)          (5,920)         (3,110)           (793)         (1,223)

NET INTEREST AND OTHER INCOME (EXPENSE)              783              194             (68)            113            (124)
                                                 -------         --------         -------         -------         -------

NET LOSS                                         $(6,637)        $ (5,726)        $(3,178)        $  (680)        $(1,347)
                                                 =======         ========         =======         =======         =======

NET LOSS PER SHARE
     BASIC                                       $  (.84)        $  (1.26)        $ (2.13)        $ (0.48)        $ (0.96)
     DILUTED                                     $  (.84)        $  (1.26)        $ (2.13)        $ (0.48)        $ (0.96)

SHARES USED TO COMPUTE NET LOSS PER SHARE
     BASIC                                         7,926            4,528           1,494           1,410           1,410
     DILUTED                                       7,926            4,528           1,494           1,410           1,410

CONSOLIDATED BALANCE SHEET DATA
     TOTAL ASSETS                                  7,654           14,999           5,946             751           1,327
     TOTAL LONG TERM OBLIGATIONS                       0              752             250               0             475

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

OVERVIEW

          SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. The company has entered into collaborative arrangements with Abbott, Roche Diagnostics BMC, Respironics, (a successor to Healthdyne Technologies, Inc.) and Welch Allyn for its glucose monitoring, diabetes screening, infant jaundice and cancer detection products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At December 31, 1998, as a result of a subsequent financing, SpectRx's interest in FluorRx was 47%.

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 1998, the Company had accumulated deficit of approximately $18.8 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998 and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

          The majority of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics BMC and Respironics resulting from sales of its glucose monitoring, diabetes screening and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company.


          The Company has entered into collaborative arrangements with Abbott, Roche Diagnostics BMC, Respironics, and Welch Allyn. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of the Company's collaborative partners were to terminate its arrangement with the Company, the Company would either need to reach agreement with a replacement collaborative partner or undertake at its own expense the activities handled by its collaborative partner prior to such termination, which would require the Company to develop expertise it does not currently possess, would significantly increase the Company's capital requirements and would limit the programs the Company could pursue. The Company would likely encounter significant delays in introducing its products and the development, manufacture and sales of its products would be adversely affected by the absence of such collaborative arrangements. The termination of any of the Company's collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Comparison Of 1998 and 1997

          General. Net losses increased to approximately $6.6 million, or ($.84) per share (on more shares), for the year ended December 31, 1998 from approximately $5.7 million, or ($1.26) per share, in 1997 due to increases in cost of production, research and development expenses and marketing expenses. The Company expects net losses to continue. If the Company is unable to attain certain milestones under a collaboration agreement, its collaborative partner may not make milestone payments under, or may terminate altogether, such agreement. If this were to happen, future net losses would escalate rapidly because of spending increases necessary to complete research, development and clinical trials of the Company's products, commence sales and marketing efforts and establish a manufacturing capability.

          Revenues and Cost of Sales. Revenues increased to approximately $1.4 million for the year ended December 31, 1998 from approximately $900,000 in 1997. All of the increase was due to product sales of the Company's BiliChek(TM) product (approximately $823,000) which was introduced in April 1998. Revenue from collaborative agreements, which is generally predicated on achievement of milestones, declined to approximately $583,000 for the twelve months ended December 31, 1998 from approximately $900,000 in 1997. Cost of Sales were approximately $1.6 million for the twelve months ended December 31, 1998. There was no Cost of Sales in 1997. All Cost of Sales are related to product sales and those costs exceeded sales revenues because the Company is in the early stages of product introduction and has excess capacity.

          Research and development expenses. Research and development expenses increased to approximately $4.2 million for the year ended December 31, 1998 from approximately $3.7 million in 1997. The increase in research and development expenses was primarily due to increases in compensation ($392,000) primarily related to new initiatives in continuous glucose monitoring and cancer detection, in clinical costs ($108,000) for the company's infant jaundice and diabetes screening products, in legal expenses ($76,000) for patent filings and patent maintenance, offset by a reduction in FluorRx expense ($550,000) as a result of reporting FluorRx results under the equity method. The Company expects research and development expenses to increase in the future as it begins clinical trials for its products.

          Sales and marketing expenses. Sales and marketing expenses increased to approximately $1.1 million for the year ended December 31, 1998 from $835,000 in 1997. The increase was due primarily to increases in advertising and marketing materials ($110,000), in travel ($70,000) and compensation costs ($50,000) for additional personnel all related to the infant jaundice product introduction and marketing activity. Sales and marketing expenses are expected to increase in the future as the Company begins to market this product.

          General and administrative expenses. General and administrative expenses decreased to approximately $1.9 million for the year ended December 31, 1998 from approximately $2.3 million in 1997. The decrease in general and administrative expense was due to the exclusion of FluorRx administrative expense in 1998. SpectRx did not consolidate FluorRx during 1998 as its ownership declined below 50%. (See Note 3 in the accompanying notes). In addition, production planning and development expenses of approximately $750,000 were incurred as general and administrative expense in 1997; and because production began in 1998 all such costs are included in cost of product sales. These decreases were offset primarily by increases in compensation ($200,000), recruiting expenses ($105,000), and outside professional fees ($85,000). General and administrative expenses are expected to increase in the future as a result of overhead costs associated with expanded research and development activities and, to a lesser extent, expenses associated with being a public company.

          Net interest expense and other expense. Net interest and other income increased to $783,000 for the year ended December 31, 1998 from $194,000 in 1997. This increase results primarily from a one-time gain of $329,000 (net of previously recognized losses in connection with the deconsolidation of FluorRx. (See Note 3 in the accompanying notes.) and from an increase in interest received on cash balances received from the initial public offering, available for a full year in 1998, offset by other expense items.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since inception primarily through private sales of its debt and equity securities and public sale of its common stock. From October 27, 1992 (inception) through December 31, 1998, the Company received approximately $25.8 million in net proceeds from sales of its debt and equity securities. At December 31, 1998, the Company had cash of approximately $5.0 million and working capital of approximately $5.3 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, of approximately $13.2 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company estimates its potential expense related to Year 2000 problems, including delayed revenues, increased working capital, new purchased systems, testing and internal coding of certain software applications is between $150,000 and $200,000, though there can be no absolute assurance that the Company has anticipated all such costs. In addition, the Company has established contingency plans including production schedules, inventory planning, identification of alternate sources of supply and backup administrative systems, though there can be no assurance that the Company has identified all such areas that might need contingency planning. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

Item 7A Quantitative and Qualitative Disclosure Regarding Market Risk
                                [not applicable]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 SPECTRX, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        ASSETS                                              1997             1998
================================================================================          ========         =========
CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 12,449         $  4,962
   Accounts receivable, net of allowance for doubtful accounts of $29 and $24 in               554              683
      1997 and 1998 respectively
   Inventories                                                                                 218              404
   Other current assets                                                                        117              119
                                                                                          --------         --------
            Total current assets                                                            13,338            6,168
                                                                                          --------         --------


PROPERTY AND EQUIPMENT, NET                                                                  1,132              973
                                                                                          --------         --------

OTHER ASSETS:
   Other assets, net                                                                            87               42
   Due from related parties                                                                    442              471
                                                                                          --------         --------
            Total other assets                                                                 529              513
                                                                                          --------         --------
                                                                                          $ 14,999         $  7,654
                                                                                          ========         ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY                               1997             1998
================================================================================          ========         =========
CURRENT LIABILITIES:
   Accounts payable                                                                       $    515         $    436
   Accrued liabilities                                                                         758              399
                                                                                          --------         --------
            Total current liabilities                                                        1,273              835
                                                                                          --------         --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

CONVERTIBLE SUBORDINATED PROMISSORY NOTES                                                      250                0
                                                                                          --------         --------
MINORITY INTEREST                                                                              502                0
                                                                                          --------         --------
STOCKHOLDERS' EQUITY:


   Preferred stock, $.001 par value; 5,000 shares authorized , 0 shares issued in                0                0
      1997 and 1998
   Common stock, $.001 par value; 50,000 shares authorized, 7.748 and 8,014 shares               8                8
      issued and outstanding in 1997 and 1998, respectively
   Additional paid-in capital                                                               25,372           25,761
   Deferred compensation                                                                      (210)            (134)
   Notes receivable from officers                                                              (48)             (31)
   Accumulated deficit                                                                     (12,148)         (18,785)
                                                                                          --------         --------
            Total stockholders' equity                                                      12,974            6,819
                                                                                          --------         --------
                                                                                          $ 14,999         $  7,654
                                                                                          ========         ========



      The accompanying notes are an integral part of these balance sheets.

                                  SPECTRX, INC.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEAR ENDED DECEMBER 31
                                            ---------------------------------------
                                              1996           1997             1998
                                            -------         -------         -------
REVENUES                                    $   452         $   901         $ 1,406
                                            -------         -------         -------
EXPENSES:
   Product sales                                  0               0           1,626
   Research and development                   1,815           3,714           4,234
   Sales and marketing                          221             835           1,058
   General and administrative                 1,526           2,272           1,908
                                            -------         -------         -------
                                              3,562           6,821           8,826
                                            -------         -------         -------
            Operating loss                   (3,110)         (5,920)         (7,420)

INTEREST EXPENSE (INCOME), NET                  132            (430)           (462)

OTHER (INCOME) EXPENSE                          (64)            236            (321)
                                            -------         -------         -------
NET LOSS                                    $(3,178)        $(5,726)        $(6,637)
                                            =======         =======         =======

BASIC AND DILUTED NET LOSS PER SHARE        $ (2.13)        $ (1.26)        $  (.84)
                                            =======         =======         =======


BASIC AND DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                         1,494           4,528           7,926
                                            =======         =======         =======





        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        DECEMBER 31, 1996, 1997 AND 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               SERIES A              SERIES B                SERIES C
                                           PREFERRED STOCK        PREFERRED STOCK       PREFERRED STOCK       COMMON STOCK
                                         --------------------------------------------------------------     ----------------
                                         SHARES      AMOUNT       SHARES    AMOUNT      SHARES   AMOUNT     SHARES    AMOUNT
                                         =====================================================================================
BALANCE, DECEMBER 31,1995                 3,104         3            0         0          0         0       1,410       1
   Common stock warrants issued in
     connection with convertible
     subordinated promissory notes            0         0            0         0          0         0           0       0
   Conversion of subordinated notes           0         0          390         0          0         0           0       0
   Issuance of Series B preferred
     stock                                    0         0          882         1          0         0           0       0
   Issuance of Series C preferred
     stock                                    0         0            0         0        500         1           0       0
   Issuance of common stock in
     settlement of a dispute                  0         0            0         0          0         0          29       0
   Issuance of common stock for
     purchased technology                     0         0            0         0          0         0          71       1
   Exercise of warrants                       0       $ 0            0       $ 0          0       $ 0          22      $0
   Issuance of stock options below
     market                                   0         0            0         0          0         0           0       0
   Amortization of deferred                   0         0            0         0          0         0           0       0
     compensation
    Net loss                                  0         0            0         0          0         0           0       0
                                          ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                3,104         3        1,272         1        500         1       1,532       2
    Issuance of common stock at $7
       per share, net of issuance
       costs of $909,000                      0         0            0         0          0         0       2,160       1
    Conversion of convertible
       preferred stocks                  (3,104)       (3)      (1,272)       (1)      (500)       (1)      3,483       4
    Exercise of warrants at a
       weighted average price per
       share of $1.24                         0         0            0         0          0         0         560       1
    Exercise of stock options at a
       weighted average price per
       share of $.26                          0         0            0         0          0         0          10       0
    Employee stock purchase plan at
       a weighted average price per
       share of $5.95                         0         0            0         0          0         0           3       0
    Amortization of deferred
       compensation                           0         0            0         0          0         0           0       0
    Net loss                                  0         0            0         0          0         0           0       0
                                          ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                    0       $ 0            0       $ 0          0       $ 0       7,748      $8
                                          ====================================================================================
    Exercise of stock options                 0         0            0         0          0         0         169       0
    Employee stock purchase plan              0         0            0         0          0         0          14       0
    Amortization of deferred
       compensation                           0         0            0         0          0         0           0       0
    Conversion of subordinated
       promissory notes to equity
       securities                             0         0            0         0          0         0          83       0
    Repayment of note receivable
       from officer                           0         0            0         0          0         0           0       0
    Net loss                                  0         0            0         0          0         0           0       0
                                          ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                    0       $ 0            0       $ 0          0       $ 0       8,014      $8
                                          ====================================================================================


                                                                 NOTES
                                        ADDITIONAL             RECEIVABLE
                                         PAID-IN     DEFERRED     FROM      ACCUMULATES     STOCKHOLDERS
                                         CAPITAL   COMPENSATION OFFICERS      DEFICIT          EQUITY
                                        ================================================================
BALANCE, DECEMBER 31,1995                 3,252          0        (48)        (3,244)           (36)
   Common stock warrants issued in
     connection with convertible
     subordinated promissory notes           59          0          0              0             59
   Conversion of subordinated notes       1,560          0          0              0          1,560
   Issuance of Series B preferred
     stock                                3,504          0          0              0          3,505
   Issuance of Series C preferred
     stock                                2,752          0          0              0          2,753
   Issuance of common stock in
     settlement of a dispute                 14          0          0              0             14
   Issuance of common stock for
     purchased technology                    34          0          0              0             35
   Exercise of warrants                 $    24      $   0       $  0       $      0       $     24
   Issuance of stock options below
     market                                 304       (304)         0              0              0
   Amortization of deferred                   0         18          0              0             18
     compensation
    Net loss                                  0          0          0         (3,178)        (3,178)
                                        ------------------------------------------------------------
BALANCE, DECEMBER 31, 1996               11,503       (286)       (48)        (6,422)         4,754
    Issuance of common stock at $7
       per share, net of issuance
       costs of $909,000                 13,152          0          0              0         13,153
    Conversion of convertible
       preferred stocks                       1          0          0              0              0
    Exercise of warrants at a
       weighted average price per
       share of $1.24                       693          0          0              0            694
    Exercise of stock options at a
       weighted average price per
       share of $.26                          3          0          0              0              3
    Employee stock purchase plan at
       a weighted average price per
       share of $5.95                        20          0          0              0             20
    Amortization of deferred
       compensation                           0         76          0              0             76
    Net loss                                  0          0          0         (5,726)        (5,726)
                                        -----------------------------------------------------------
BALANCE, DECEMBER 31, 1997              $25,372      $(210)      $(48)      $(12,148)      $ 12,974
                                        ===========================================================
    Exercise of stock options                37          0          0              0             37
    Employee stock purchase plan             63          0          0              0             63
    Amortization of deferred
       compensation                           0         76          0              0             76
    Conversion of subordinated
       promissory notes to equity
       securities                           289          0          0              0            289
    Repayment of note receivable
       from officer                           0          0         17              0             17
    Net loss                                  0          0          0         (6,637)        (6,637)
                                        -----------------------------------------------------------
BALANCE, DECEMBER 31, 1998              $25,761      $(134)      $(31)      $(18,785)      $  6,819
                                        ===========================================================






        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                 1996          1997           1998
                                                                               =======       ========       ========
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(3,178)      $ (5,726)      $  6,637
                                                                               -------       --------       --------
   Adjustments to reconcile net loss to net cash in operating activities:
         Depreciation and amortization                                             182            281            375
         Gain on deconsolidation of FluorRx                                          0              0           (329)
         Amortization of debt discount                                              66              0              0
         Issuance of stock in settlement of dispute                                 14              0              0
         Amortization of deferred compensation                                      18             76             76
         Changes in operating assets and liabilities:
            Accounts receivable                                                    215           (553)          (129)
            Inventory                                                                0           (218)          (186)
            Other assets                                                           (60)           (36)           (16)
            Due from related parties                                              (412)           (30)           (29)
            Accounts payable                                                       391            (42)           (79)
            Accrued liabilities                                                    317            354             (4)
                                                                               -------       --------       --------
               Total adjustments                                                   731           (168)          (321)
                                                                               -------       --------       --------
               Net cash used in operating activities                            (2,447)        (5,894)        (6,958)
                                                                               -------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                            (422)          (769)          (321)
   Additions to purchased technology                                               (49)             0              0
                                                                               -------       --------       --------
               Net cash used in investing activities                              (471)          (769)          (321)
                                                                               -------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net                                                    24         13,870            100
   Issuance of Series B preferred stock, net                                     3,505              0              0
   Issuance of Series C preferred stock, net                                     2,753              0              0
   Issuance of redeemable convertible preferred stock FluorRx                        0            521              0
   Issuance of warrants                                                             18              0              0
   Issuance of convertible subordinated promissory notes                         1,232              0              0
   Repayment of note receivable from officer                                         0              0             17
                                                                               -------       --------       --------
               Net cash provided by financing activities                         7,532         14,391            117
                                                                               -------       --------       --------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                                         4,614          7,728         (7,162)
                                                                               -------       --------       --------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       107          4,721         12,124
                                                                               -------       --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $ 4,721       $ 12,449       $  4,962
                                                                               =======       ========       ========
CASH PAID FOR:
   Interest                                                                    $     0       $     10       $      8
                                                                               =======       ========       ========
   Income taxes                                                                $     0       $      0       $      0
                                                                               =======       ========       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
      Conversion of preferred stock to common stock                            $     0       $      5       $      0
                                                                               =======       ========       ========
      Conversion of subordinated promissory notes to equity
         securities                                                            $ 1,560       $      0       $    289
                                                                               =======       ========       ========
      Warrants issued in connection with convertible
         subordinated notes and redeemable convertible
         preferred stock                                                       $    41       $     19       $      0
                                                                               =======       ========       ========
      Issuance of common stock for purchased technology                        $    35       $      0       $      0
                                                                               =======       ========       ========

        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

1.    ORGANIZATION AND BACKGROUND

      SpectRx, Inc. (the "Company") is engaged in the research and development of products that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring, diabetes screening, infant jaundice and cervical cancer. The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use, and provide rapid results at the point of care, thereby improving patient well-being and reducing healthcare costs. The Company's glucose monitoring, diabetes screening, infant jaundice products and the products in development for cervical cancer are based on proprietary electro-optical and microporation technology that can eliminate the pain and inconvenience of a blood sample. The Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche"), Respironics, Inc ("Respironics"), and Welch Allyn, Inc. ("Welch Allyn"), to facilitate the development, commercialization, and introduction of its glucose monitoring, diabetes screening, and infant jaundice products, and cervical cancer detection system, respectively.

      In prior periods, the Company was considered a development-stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage-Enterprises." During fiscal year 1998, the Company exited the development stage due to the manufacture and sale of its infant jaundice product.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      INVENTORIES

      Inventories are stated at lower of cost or market, using the first-in, first-out method. Inventories are summarized as follows at December 31, 1997 and 1998 (in thousands):

                                   1997          1998
                                   ----          ----

          Raw materials            $218          $261

          Work in process             0             5

          Finished goods              0           138
                                   ----          ----

                                   $218          $404
                                   ====          ====

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 1997 and 1998 (in thousands):

                                                              1997            1998
                                                             ======          ======
          Equipment                                          $1,383           1,496
          Furniture and fixtures                                256             314
                                                             ------          ------
                                                              1,639           1,810
          Less accumulated depreciation                         507             837
                                                             ------          ------
                        Property and equipment, net          $1,132          $  973
                                                             ======          ======

      OTHER ASSETS

      Other assets include net purchased technology of $70,000 and $42,000 at December 31, 1997 and 1998, respectively, which is being amortized using the straight-line method over its estimated useful life of five years.

      PATENT COSTS

      Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $165,000, $286,000, and $496,000 in 1996, 1997, and 1998, respectively.

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

      NET LOSS PER SHARE

      The calculation and presentation of earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable on the conversion of convertible preferred stock (using method). For all periods presented, CSEs have been excluded from weighted average shares outstanding, as their impact was antidilutive.

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

      COMPREHENSIVE INCOME

      In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The Company has adopted the new pronouncement, which establishes new rules for the reporting and display of comprehensive income and its components; however, the Company has no other comprehensive income items as defined in SFAS No. 130.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at it fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000. Management does not believe the adoption of this statement will have a material effect on the financial statements of the Company.


      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.


 3.   INVESTMENT IN FLUORRX, INC.

      In December 1996, the Company sublicensed certain technology to and acquired a 65% interest in FluorRx, Inc. ("FluorRx"), a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, and $511,000, respectively. The issuance of additional preferred stock reduced the Company's ownership (on a converted basis) to 47%.

      For the years ended December 31, 1996 and 1997, FluorRx incurred operating losses of $58,000 and $632,000, respectively. The losses were fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Beginning with the December 1997 funding and through the August 1998 funding, the Company consolidated the FluorRx losses, but with appropriate allocations to the minority shareholders. FluorRx losses recorded by the Company during the fiscal 1998 amounted to $306,000. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection with the change in accounting from consolidation to the equity method, the Company adjusted its investment in FluorRx to $0, which resulted in a one-time gain of $635,000. All FluorRx activity (losses and the one-time gain) is reflected in other (income) expense in the accompanying statements of operations. The Company has also suspended recording losses from its investment in FluorRx. Suspended equity losses amounted to $577,000 and $791,000 for the year ended and as of December 31, 1998.

4.    CONVERTIBLE SUBORDINATED PROMISSORY NOTES

      In November 1995 and April 1996, the Company issued 10% convertible subordinated promissory notes for $500,000 and $982,000, respectively. Pursuant to the terms of these notes, all outstanding principal and accrued interest were converted in August 1996 into 389,951 shares of Series B convertible preferred stock. Warrants to purchase 107,143 and 210,470 shares of common stock were issued with the promissory notes in consideration for additional proceeds of $5,000 and $18,000, respectively, in November 1995 and April 1996, respectively (Note 6). The value of the warrants issued in November 1995 and April 1996 was determined to be $35,000 and $59,000, respectively, based on the difference between the stated interest rate and the Company's estimated effective borrowing rate for the terms of the notes. The noncash allocation to the warrants of $30,000 and $41,000 in November 1995 and April 1996, respectively, was accounted for as a debt discount. The unamortized debt discount was expensed as additional interest expense upon the conversion of the notes in August 1996. In June 1996, the Company issued an 8% convertible subordinated promissory note for $250,000. In June 1998, the holder of the note converted outstanding principal and interest into 82,637 shares of common stock at a conversion rate of $3.50.


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

      STOCK OPTIONS

      In May 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") (as amended), under which 1,428,572 shares of common stock are authorized and reserved for use in the Plan. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At December 31, 1998, options to purchase 275,720 shares of common stock were available for future grant under the Plan.

      Stock option activity for each of the three years ended December 31, 1998 is as follows:

                                                                     NUMBER OF                 WEIGHTED AVERAGE
                                                                      OPTIONS                  PRICE PER SHARE
                                                                     =========                 ================
              Outstanding, December 31, 1995                           325,851                        0.21
                  Granted                                              338,940                        1.05
                  Exercised                                              (403)                        0.21
                  Canceled                                             (1,026)                        0.21
                                                                     --------
              Outstanding, December 31, 1996                           663,362                        0.64
                  Granted                                              418,000                        7.50
                  Exercised                                           (10,065)                        0.26
                  Cancelled                                            (5,656)                        0.46
                                                                     --------
              Outstanding, December 31, 1997                         1,065,641                        3.34
                  Granted                                              121,000                        6.43
                  Exercised                                          (169,472)                        0.22
                  Canceled                                            (44,256)                        3.69
                                                                     --------
              Outstanding, December 31, 1998                          972,913                         4.25
                                                                     =========
              Exercisable, December 31, 1998                           424,387                        2.56
                                                                     =========

      The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                           ------------------------------------------      -------------------------
                                                                           WEIGHTED
                                                            WEIGHTED        AVERAGE                         WEIGHTED
               RANGE OF                      NUMBER         AVERAGE       CONTRACTUAL       NUMBER          AVERAGE
            EXERCISE PRICES                OF SHARES         PRICE           LIFE          OF SHARES         PRICE
     --------------------------            ---------      ------------    -----------      ---------        --------
     $.21-$.70                              387,625          $0.54         7.2 years        273,607          $0.51
     $2.45-$4.13                             99,288           2.91         8.5 years         37,337           2.50
     $5.13-$8.50                            486,000           7.48         9.0 years        113,443           7.51
                                          ---------                                        --------
                   Total                    972,913           4.25         8.2 years        424,387           2.56
                                          =========                                        ========


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


      The Company has elected to account for its stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees;" however, the Company has computed for pro forma disclosure purposes the value of all options granted in each of the three years ended December 31, 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 1996, 1997, and 1998:

                                            1996           1997           1998
                                           =======        ======         ======
          Risk-free interest rate            6.6%          5.86%           5.17%
          Expected dividend yield            0.0%           0.0%            0.0%
          Expected lives                   4 years        4 years         4 YEARS
          Expected volatility               90.0%          58.0%           58.0%

      The total values of the options granted during the years ended December 31, 1996, 1997, and 1998 were computed as approximately $511,000, $1,587,000, and $437,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported net loss and net loss per share for each of the three years ended December 31, 1998 would have increased by the following pro forma amounts:

                                                            1996                1997               1998
                                                         =========           ==========          =========
          Net loss:
              As reported                                $  (3,178)          $  (5,726)          $(6,637)
              Pro forma                                     (3,226              (5,890)          $(7,226)

          Basic and diluted net loss per share:
              As reported                                $   (2.13)          $   (1.26)          $  (.84)
              Pro forma                                      (2.16)              (1.30)             (.91)




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

      Upon the close of the initial public offering, all outstanding warrants to purchase 559,986 shares of common stock were exercised providing proceeds of approximately $694,000.



      EMPLOYEE STOCK PURCHASE PLAN

      In connection with the Offering, the Company adopted an employee stock purchase plan under which the Company may issue up to 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 1998, there were 196,976 shares available for future issuance under the Plan.

  6.  INCOME TAXES

      The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 1998, the Company had net operating loss carryforwards of approximately $18,032,000 available to offset its future income tax liability. The NOL carryforwards begin to expire in the year 2007. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years, if significant ownership changes have occurred.

      Components of deferred tax assets are as follows at December 31, 1997 and 1998:

                                           1997                  1998
                                       ===========           ===========
          NOL carryforwards            $ 4,203,000           $ 6,852,000
          Valuation allowance           (4,203,000)           (6,852,000)
                                       -----------           -----------
          Deferred tax assets          $         0           $         0
                                       ===========           ===========

7.    COMMITMENTS AND CONTINGENCIES


      Future minimum rental payments at December 31, 1998 under noncancellable operating leases for office space and equipment are as follows:

         1999                                            $275,000
         2000                                             203,000
         2001                                              88,000
         2002                                              61,000
         2003                                               5,000

      Rental expense was $92,000, $215,000 and $261,000 in 1996, 1997, and 1998,
      respectively.

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

8.    RELATED-PARTY TRANSACTIONS

      In connection with a June 1994 sale of restricted stock, the Company loaned two officers of the Company an aggregate of $48,000 of which $31,000 is outstanding at December 31, 1998. These loans were secured by common stock of the Company held by the officers, bear interest at 6% per annum, and become payable on June 30, 1999. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheets.

      In March 1996, the Company entered into a license and joint development agreement with Altea, a company equally owned by Jonathan Eppstein, a former officer and principal stockholder of the Company, and his sister (Note 9). On March 8, 1996, pursuant to the terms of the agreement, the Company received certain rights to technology useful in glucose monitoring, issued 71,429 shares of common stock, which were valued at $35,000, and made cash payments totaling $25,000 for the rights to the technology. The Company paid royalties to Altea totaling $273,000, $100,000 and $137,500 during 1996, 1997 and 1998, respectively.


      In October 1996, the Company loaned two officers a total of $400,000. The loans are secured by common stock of Laser Atlanta Optics, Inc. ("LAO"). The Company and LAO are related through a common group of shareholders. The loans bear interest at 6.72% per annum and are due and payable in cash in October 2001. Outstanding balances are reflected as due from related parties in the accompanying balance sheets.


      In October 1996, the Company entered into a research and development and license agreement (the "Abbott Agreement") with Abbott for the development and commercialization of the Company's glucose monitoring product (Note 10). Under the Abbott Agreement, the Company receives payments on achievement of milestones and a royalty on Abbott product sales for which the Company recorded revenues of $500,000 during 1997 related to the achievement of a milestone. The Abbott Agreement also requires Abbott to reimburse certain direct expenses incurred by the Company in connection with the development of the glucose monitoring products. Reimbursed expenses of $490,000, and $1,788,000 and $1,260,000 for the years ended December 31, 1996, 1997, and 1998, respectively, have been netted with research and development expenses in the accompanying statements of operations. In connection with the Abbott Agreement, Abbott purchased $3 million of Series C preferred stock.

      In 1997, a portion of the proceeds from the Company's sale of convertible subordinated promissory notes and Series A and B preferred stock were received from officers, directors, or other parties related to the Company as a result of previous equity transactions. The sales were conducted concurrently with and on the same terms as those entered into with unrelated parties.

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

      The Company generally has the option not to make required minimum royalty payments, in which case the Company loses the exclusive license to develop applicable technology. Minimum required payments to maintain exclusive rights to licensed technology are as follows at December 31, 1998:

                1999                                          $  385,000
                2000                                             760,000
                2001                                           1,110,000
                2002                                           1,360,000
                2003                                           1,360,000


      During 1996, the Company paid $273,000 in royalties in connection with the sale of the Series C preferred stock, of which $50,000 was expensed as required minimum payments and $223,000 was netted with the proceeds of the related stock sale. During 1997 and 1998, the Company paid $110,000 and $188,000, respectively for royalty payments.

      Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

10.   REVENUES FROM COLLABORATIVE AGREEMENTS

      The Company has entered into collaborative research and development agreements (the "Agreements") with collaborative partners for the joint development, regulatory approval, manufacturing, marketing, distribution, and sales of products. The Agreements generally provide for nonrefundable payments upon contract signing and additional payments upon reaching certain milestones with respect to technology. The Abbott Agreement requires Abbott to remit royalties to the Company based on net product sales and to reimburse certain direct expenses incurred by the Company. The Welch Allyn agreement requires welch allyn to share equally the operating expenses and cost of capital assets, to make milestone payments based on progress achieved, and to pay SpectRx a technology access fee. Welch Allyn will have the exclusive rights to manufacture and supply the product with the exception of a certain module. In connection with Respironics and Roche, the partners are required to purchase products manufactured by the Company at a predetermined profit margin subject to renegotiation between the parties in certain instances.

11.   BUSINESS SEGMENT INFORMATION

      The Company operates in one business segment, the research and development of products that offer less invasive and painless alternatives to blood test currently used for glucose monitoring, diabetes screening, cervical cancer detection, and infant jaundice. The Company had no product sales prior to fiscal year 1998. During fiscal year 1998, total product revenues of $823,000 related to the Company's infant jaundice product. The Company has licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics. The Company distributes the product outside the United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenues attributable to countries based on the location of the customer are as follows:

                                       1996     1997      1998
                                       ====     ====      ====
          United States                 $0       $0       $191
          France                         0        0        131
          Germany                        0        0        126
          Other foreign countries        0        0        375
                                        --       --       ----
                        Total           $0       $0       $823
                                        ==       ==       ====

      Because all product revenues are derived from the sale of U.S.-produced product, the Company has no significant long-lived assets located outside the United States.


      Major customers who contributed 10% or more of the Company's total revenues were as follows for each of the three years ended December 31, 1996, 1997, and 1998:

                                     1996      1997      1998
                                     ====      ====      ====
          Abbott                                 55%        0%
          Welch Allyn                   0         0        18
          Respironics                 100        28        37
          LJL Biosystems, Inc.          0        17         0

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SpectRx, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of SPECTRX, INC. (a Delaware corporation) as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SpectRx, Inc. and subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Atlanta, Georgia

February 12, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 25, 1999, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information regarding directors and nominees for directors of the Company is incorporated by reference to the Company's Proxy Statement.

          The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at February 28, 1999, are as follows:

     NAME                                 AGE                         POSITION
Mark A. Samuels                            41   Chairman, Chief Executive Officer and Director
Keith D. Ignotz                            51   President, Chief Operating Officer and Director
Thomas H. Muller, Jr.                      57   Executive Vice President, Chief Financial Officer and Secretary
Mark L. Faupel                             43   Vice President, Research & Development
Richard L. Fowler                          42   Vice President, Engineering
Robert G. Rothfritz                        49   Vice President, Operations


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

         Thomas H. Muller, Jr. has served as the Company's Chief Financial Officer since joining the Company in December 1996. Prior to that time, Mr. Muller was President of Muller & Associates, an operational and financial management services company and Chief Financial Officer of Nurse On Call, Inc. From 1984 to 1992, Mr. Muller was Chief Financial Officer of HBO & Company, a provider of information systems and services to the health care industry. Mr. Muller is a member of the board of directors of NetBank, Inc., an internet banking company. Mr. Muller earned a B.I.E. in Industrial Engineering from Georgia Institute of Technology and an M.B.A. from Harvard Business School.


         Mark L. Faupel, Ph.D. has served as the Company's Vice President of Research and Development since August 1998. Dr. Faupel joined the Company on February 2, 1998 in the capacity of Vice President, New Product Development. Prior to that time, Dr. Faupel was an independent consultant to the Company and other firms in cancer research. From 1987-

1997, Dr. Faupel held various positions with Biofield Corporation, a medical device company in the area of breast cancer detection, a firm which he cofounded and served as Vice President, Director of Science and Vice President, Research and Development.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      The following documents are filed as a part of this Report:

                  1.       FINANCIAL STATEMENTS


                  2.       FINANCIAL STATEMENT SCHEDULE.

                  Schedules are not included in this Annual Report on Form 10-K, as they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements on Notes thereto.

                  3.       EXHIBITS

                           Refer to (c) below.

         (B)      REPORTS ON FORM 8-K

                  The Company was not required to and did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

         (C)      EXHIBITS

                  The exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

                                  EXHIBIT INDEX


       EXHIBIT
          NO.                              DESCRIPTION
       ---------    -------------------------------------------------------------
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

         10.1(1) 1997 Employee Stock Purchase Plan and form of agreement thereunder.

         10.2(1)    1995 Stock Plan, as amended, and form of Stock Option
                    Agreement thereunder.

         10.3(1)    Stock Purchase Agreement, dated June 30, 1994, between Mark A.
                    Samuels and the Company.

         10.4(1)    Stock Purchase Agreement, dated June 30, 1994, between Keith
                    D. Ignotz and the Company.

         10.5(1)    Assignment and Bill of Sale, dated February 29, 1996, between
                    Laser Atlanta Optics, Inc. and the Company.

         10.6(1)    Security Agreement, dated October 31, 1996, between Mark A.
                    Samuels and the Company.

         10.7(1)    Security Agreement, dated October 31, 1996, between Keith D.
                    Ignotz and the Company.

       10.11A(1)*   License Agreement, dated May 7, 1991, between Georgia Tech
                    Research Corporation and Laser Atlanta Optics, Inc.

       10.11B(1)    Agreement for Purchase and Sale of Technology, Sale, dated
                    January 16, 1993, between Laser Atlanta Optics, Inc. and the
                    Company.

       10.11C(1)    First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and the Company.

        10.12(1) Clinical Research Study Agreement, dated July 22, 1993, between Emory University and the Company.

       10.13A(1)*   Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and the Company.

       10.13B(1)*   Supply Agreement, dated January 5, 1996, between Boehringer
                    Mannheim and the Company.

        10.14(1) Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D. Anderson Cancer Center and the Company.

        10.15(1) Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and the Company.

       10.16A(1)    License Agreement, dated November 22, 1995, between Joseph R.
                    Lakowicz, Ph.D. and the Company.

       10.16B(1)    Amendment of License Agreement, dated November 28, 1995,
                    between Joseph R. Lakowicz, Ph.D. and the Company.

       10.16C(1)    Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and the Company.

          10.16D Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lokawicz, Ph.D. and the Company.

         10.16E**   Fourth Amendment to License Agreement, dated November 20,
                    1998, between Joseph R. Lakowicz, Ph.D. and the Company.


        10.17(1) License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea
                    Technologies, Inc. and the Company.

        10.18(1)*   Patent License Agreement, dated March 12, 1996, between the
                    Board of Regents of the University of Texas System, M.D.
                    Anderson and the Company.

       10.19A(1)*   Purchasing and Licensing Agreement, dated June 19, 1996,
                    between Respironics and the Company.

         10.19B**   Amendment to Purchasing and Licensing Agreement, dated
                    October 21, 1998 between Respironics and the Company.

        10.20(1)    Research Services Agreement, dated September 3, 1996, between
                    Sisters of Providence in Oregon doing business as the Oregon
                    Medical Laser Center, Providence St. Vincent Medical Center and the Company.

       10.21A(1)*   Research and Development and License Agreement, dated October
                    10, 1996, between Abbott Laboratories and the Company.

       10.21B(3)*   Letter Agreement, dated December 22, 1997, between Abbott
                    Laboratories and the Company.

       10.22A(1)    Lease, dated September 21, 1993, between National Life
                    Insurance Company d/b/a Plaza 85 Business Park and the
                    Company, together with amendments 1, 2 and 3 thereto and
                    Tenant Estoppel Certificate, dated September 20, 1994.

       10.24**      Development and Commercialization Agreement, dated December
                    31, 1998, between Welch Allyn, Inc. and the Company

           11.1     Calculation of earnings per share.

           21.1     Subsidiaries of the Registrant.

           23.1   Consent of independent accountants.

           24.1   Power of Attorney (included at signature page.)

           27.1   Financial Data Schedule. (for SEC use only)


------------
*     Confidential treatment granted for portions of these agreements.
**    Confidential treatment requested for portions of these agreements.
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed March 26, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on the 31st day of March 1999.

                                             SPECTRX, INC.


                                             By:  /s/ MARK A. SAMUELS
                                                  -----------------------------
                                                  Mark A. Samuels
                                                  Chairman and Chief Executive
                                                  Officer

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



                SIGNATURE                                         TITLE                                  DATE
------------------------------------------ ---------------------------------------------------- -----------------------

           /s/ MARK A. SAMUELS             Chairman,  Chief Executive Officer and Director          March 31, 1999
---------------------------------------    (Principal Executive Officer)
             Mark A. Samuels

        /s/ THOMAS H. MULLER, JR.          Executive Vice President and Chief Financial             March 31, 1999
---------------------------------------    Officer (Principal Financial and Accounting
          Thomas H. Muller, Jr.            Officer)

           /s/ KEITH D. IGNOTZ             President, Chief Operating Officer and Director          March 31, 1999
---------------------------------------
             Keith D. Ignotz

          /s/ CHARLES G. HADLEY            Director                                                 March 31, 1999
---------------------------------------
            Charles G. Hadley

           /s/ EARL R. LEWIS               Director                                                 March 31, 1999
---------------------------------------
             Earl R. Lewis
