Form 10-K405/A
period 1998-12-31
SPECTRX INC
filed 1999-04-09
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A

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


                           DESCRIPTION OF AMENDMENT.

         This Annual Report on Form 10-K/A is filed solely for the purpose of filing Exhibits 10.19B and 10.24, for which certain pages were unintentionally omitted from the Annual Report on Form 10-K filed on March 31, 1999.

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

        10.15(1) Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and the Company.

       10.16A(1)    License Agreement, dated November 22, 1995, between Joseph R.
                    Lakowicz, Ph.D. and the Company.

       10.16B(1)    Amendment of License Agreement, dated November 28, 1995,
                    between Joseph R. Lakowicz, Ph.D. and the Company.

       10.16C(1)    Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and the Company.

       10.16D(4)    Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lokawicz, Ph.D. and the Company.

     10.16E**(4)    Fourth Amendment to License Agreement, dated November 20,
                    1998, between Joseph R. Lakowicz, Ph.D. and the Company.


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

       10.19A(1)*   Purchasing and Licensing Agreement, dated June 19, 1996,
                    between Respironics and the Company.

     10.19B**(+)    Amendment to Purchasing and Licensing Agreement, dated
                    October 21, 1998 between Respironics and the Company.

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

      10.24**(+)    Development and Commercialization Agreement, dated December
                    31, 1998, between Welch Allyn, Inc. and the Company

         11.1(4)    Calculation of earnings per share.

         21.1(4)    Subsidiaries of the Registrant.

           23.1(4)  Consent of independent accountants.

           24.1     Power of Attorney (included at signature page.)

           27.1(4)  Financial Data Schedule. (for SEC use only)


------------
*     Confidential treatment granted for portions of these agreements.
**    Confidential treatment requested for portions of these agreements.
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 filed March 26, 1998.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 filed March 31, 1998.
(+)   To be filed herewithin.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on the 8th day of April 1999.

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



                SIGNATURE                                         TITLE                                  DATE
------------------------------------------ ---------------------------------------------------- -----------------------

           /s/ MARK A. SAMUELS             Chairman,  Chief Executive Officer and Director          April 8, 1999
---------------------------------------    (Principal Executive Officer)
             Mark A. Samuels

        /s/ THOMAS H. MULLER, JR.          Executive Vice President and Chief Financial             April 8, 1999
---------------------------------------    Officer (Principal Financial and Accounting
          Thomas H. Muller, Jr.            Officer)

           /s/ KEITH D. IGNOTZ             President, Chief Operating Officer and Director          April 8, 1999
---------------------------------------
             Keith D. Ignotz

          /s/ CHARLES G. HADLEY            Director                                                 April 8, 1999
---------------------------------------
            Charles G. Hadley

           /s/ EARL R. LEWIS               Director                                                 April 8, 1999
---------------------------------------
             Earl R. Lewis
