Form 10-Q
period 1999-03-31
SPECTRX INC
filed 1999-05-14
CIK 924515

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                        YES [X] NO [ ]

     The number of issued and outstanding shares of the Registrant's Common
         Stock, $0.001 par value, as of March 31, 1999, was 8,022,718.

                                 SPECTRX, INC.

                                     INDEX



                                                                              PAGE NO.
                                                                              --------

PART I.  FINANCIAL INFORMATION ..................................................3

   ITEM 1. FINANCIAL STATEMENTS..................................................

BALANCE SHEETS -
           DECEMBER 31, 1998 AND MARCH 31, 1999..................................3

STATEMENTS OF OPERATIONS -
           THREE MONTHS ENDED MARCH 31, 1998 AND 1999............................4

STATEMENTS OF CASH FLOWS -
           THREE MONTHS ENDED MARCH 31, 1998 AND 1999............................5

       NOTES TO FINANCIAL STATEMENTS.............................................6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.................................................7

   ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............19

PART II. OTHER INFORMATION......................................................20

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................20

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................20

SIGNATURES......................................................................21

EXHIBIT INDEX...................................................................22

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SPECTRX, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                       DECEMBER 31,   MARCH 31, 1999
                                                                                          1998
                                                                                                       (unaudited)
                                                                                       ------------   --------------

                                     ASSETS

        CURRENT ASSETS
            Cash & Cash Equivalents                                                     $  4,962        $  3,853
            Accounts Receivable                                                              683             270
            Inventory                                                                        404             409
            Other Current Assets                                                             119             213
                                                                                        --------        --------
                          Total Current Assets                                             6,168           4,745


       PROPERTY AND EQUIPMENT
            Net of Accumulated Depreciation of $837 and
               $922 in 1998 and 1999 respectively                                            973             953
                                                                                        --------        --------



        OTHER ASSETS
            Other Assets                                                                      42              35
            Due from related parties                                                         471             478
                                                                                        --------        --------
                          Total Other Assets                                                 513             513

                                                                                        ========        ========
        TOTAL ASSETS                                                                    $  7,654        $  6,211
                                                                                        ========        ========

                       LIABILITIES & STOCKHOLDERS EQUITY

        CURRENT LIABILITIES
            Accounts Payable                                                            $    436        $    391
            Accrued Liabilities                                                              399             791
                                                                                        --------        --------
                          Total Current Liabilities                                          835           1,182




        STOCKHOLDERS' EQUITY
            Common Stock                                                                       8               8
            Additional paid-in-capital                                                    25,761          25,763
            Deferred comp                                                                   (134)           (115)
            Accumulated deficit                                                          (18,785)        (20,596)
            Notes Recievable from officers                                                   (31)            (31)
                                                                                        --------        --------
                          Total Stockholders' equity                                       6,819           5,029

                                                                                        ========        ========
        TOTAL LIABILITIES & EQUITY                                                      $  7,654        $  6,211
                                                                                        ========        ========

                       UNAUDITED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                     THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                 1998               1999
                                                                                              ----------         ----------

REVENUE
                                   Product Sales                                              $        0         $      306
                                   Collaborative agreements                                           50                100
                                                                                              ----------         ----------

 TOTAL                                                                                                50                406



COST AND EXPENSES
                                   Cost of Sales                                                     250                355
                                   Research & development                                            969              1,133
                                   Sales & marketing                                                 236                185
                                   General & administrative                                          522                599
                                                                                              ----------         ----------
                                       Total                                                       1,977              2,272

                                                                                              ----------         ----------
                                   Operating (loss)                                               (1,927)            (1,866)

INTEREST EXPENSE (INCOME)                                                                           (137)               (55)

EQUITY IN LOSS OF FLUORRX                                                                            167                  0

                                                                                              ==========         ==========
NET LOSS                                                                                      $   (1,957)        $   (1,811)
                                                                                              ==========         ==========


NET (LOSS) PER SHARE
                                   BASIC                                                      $    (0.25)        $    (0.23)
                                                                                              ==========         ==========
                                   DILUTED                                                    $    (0.25)        $    (0.23)
                                                                                              ==========         ==========

                                   WEIGHTED AVERAGE  SHARES
                                   OUTSTANDING
                                   BASIC                                                           7.749              8,017
                                                                                              ==========         ==========
                                   DILUTED                                                         7,749              8,017
                                                                                              ==========         ==========

                                 SPECTRX, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   Three Months
                                                                                                      Ended
                                                                                                    March 3l,

                                                                                              1998             1999
                                                                                            --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..........................................................................         $ (1,957)        $ (1,811)

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization ..........................................               87               91
           Equity in loss of FluorRx...............................................              167                0
           Amortization of deferred compensation ..................................               19               19
           Changes in assets and liabilities:
                  Accounts receivable .............................................              503              413
                  Inventory .......................................................                0               (5)
                  Other assets ....................................................             (347)             (98)
                  Due from related parties ........................................               (8)               0
                  Accounts payable ................................................              (96)             (46)
                  Accrued liabilities .............................................              189              392
                                                                                            --------         --------
                     Total adjustments ............................................              514              766

                     Net cash used in operating activities ........................           (1,443)          (1,045)
                                                                                            --------         --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment ..................................              (65)             (66)

                                                                                            --------         --------
                     Net cash used in investing activities ........................              (65)             (66)
                                                                                            --------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs) .............................                4                2


                                                                                            --------         --------
                     Net cash provided by financing activities ....................                4                2
                                                                                            --------         --------

NET (DECREASE) IN CASH AND
     CASH EQUIVALENTS .............................................................           (1,504)          (1,109)
CASH AND CASH EQUIVALENTS, beginning of period ....................................           12,124            4,962
                                                                                            --------         --------

                                                                                            --------         --------
CASH AND CASH EQUIVALENTS, end of period ..........................................         $ 10,620         $  3,853
                                                                                            ========         ========

                                 SPECTRX, INC.


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of March 31, 1999, the consolidated results of operations for the three months ended March 31, 1998 and 1999, and the consolidated cash flows for the three months ended March 31, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1998. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 financial statements and notes thereto included in the Company's Annual Report on Form 10K.

The results of operations for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2. FLUORRX

         In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 64.8% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx, Inc. is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000,$429,000, and $511,000 respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 47%. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, the Company began suspending the equity losses from its investment in FluorRx. The accompanying Statement of Operations for the three months ended March 31, 1998 reflect the Company's 54% equity in the loss of FluorRx. The accompanying Statement of Operations for the three months ended March 31, 1999 exclude $138,000 in losses which reflects the Company's 47% equity in the loss of FluorRx. Cumulative suspended equity losses as of March 31, 1999 amount to $929,000.

3. COMPREHENSIVE INCOME

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

OVERVIEW

SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. The company has entered into collaborative arrangements with Abbott, Roche Diagnostics BMC, Respironics, (a successor to Healthdyne Technologies, Inc.) and Welch Allyn for its glucose monitoring, diabetes screening, infant jaundice and cancer detection products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At March 31, 1999, as a result of a subsequent financing, the Company's interest in FluorRx was 47%.

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of March 31, 1999, the Company had an accumulated deficit of approximately $20.6 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998 and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

QUARTER OVERVIEW

In addition to the results from operations discussed below, the Company announced several items during the quarter ended March 31, 1999. The Company announced that they have signed a definitive Agreement with Welch Allyn, Inc. to jointly research, develop and market non-invasive cervical and skin cancer diagnostic products. Also announced during the quarter was FDA 510(k) clearance for marketing SpectRx's initial product, the BiliChek(TM) Non-invasive Bilirubin Analyzer in the United States. The product will be distributed in the U.S. by leading respiratory and infant management products company, Respironics.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

         General. Net losses decreased to approximately $1.8 million during the three months ended March 31, 1999 from approximately $2.0 million during the same period in 1998 primarily due to increased revenue and decreased loss recognized on FluorRx due to changing to the equity method of accounting for this investment and suspending the equity losses. The Company expects similar net losses to continue.

         Revenue. The Company has historically only received revenue from achieving development milestones with one or more of its strategic partners. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The Company began shipping its infant jaundice product to its distributor in Canada during the quarter ended September 30, 1998. The increase in revenue to $406,000 in the three months ended March 31, 1999 versus $50,000 in the same period in 1998 is a result of having realized product revenue of approximately $306,000 versus none in 1998, and having reached larger development milestones on the Company's infant jaundice product in the first quarter of 1999.

         Cost of Sales. Cost of sales were $355,000 for the three months ended March 31, 1999 versus $250,000 during the same period of 1998. While the majority of the cost of sales increase is directly related to product revenue, a portion of the increase represents excess capacity production charges. The Company expects excess capacity to exist for the remainder of this year.

         Research and Development Expenses. Research and development expenses increased to approximately $1,133,000 during the three months ended March 31, 1999 from approximately $969,000 during the same period in 1998. The increase in research and development expenses was primarily due to expansion of research in glucose monitoring and cancer detection, including increases in the cost to build prototypes of its developmental products, and a decrease in the amounts reimbursed by its collaborative partners. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

         Sales and Marketing Expenses. Sales and marketing expenses decreased to approximately $185,000 during the three months ended March 31, 1999 from approximately $236,000 during the same period in 1998. The decrease during this period as compared to the same period in 1998 is the result of not having the significant roll out expenses incurred in the first quarter of 1998 due to the introduction of the BiliCheck. Marketing expenses however, are expected to increase in the future as BiliCheck sales expand geographically.

         General and Administrative Expenses. General and administrative expenses increased to approximately $599,000 during the three months ended March 31, 1999 compared to the approximately $522,000 incurred during the same period in 1998. The increase is primarily due to an increase in insurance costs associated with new product sales, overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company. General and administrative expenses are expected to increase in the future.

         Net Interest and Other Income. Net interest and other income increased to $55,000 during the three months ended March 31, 1999 from an expense of ($33,000) during the same period in 1998. This increase results from a combination of two elements: (1) a decrease in other expense realized from not consolidating FluorRx losses because the Company's ownership dropped below 50% during the third quarter 1998 and (2) a decrease in interest income to $55,000 for the three months ended March 31, 1999 from $137,000 during the same period during 1998 due to the decrease in the cash balances during 1999 versus the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through March 31, 1999, the Company received approximately $25.8 million in net proceeds from sales of its debt and equity securities. At March 31, 1999 , the Company had cash of approximately $3.9 million and working capital of approximately $3.6 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. Assuming the Company meets its milestones under its agreements with its strategic collaborators and completes planned new agreements with those partners, the Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next nine months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. However, there can be no assurance that the Company will meet its milestones or receive payments from its strategic collaborators or that it will enter into new agreements or receive any related payments.

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

Dependence on Collaborative Arrangements

         The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with, (i) Respironics under which Respironics has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada, (ii) Roche Diagnostics BMC under which Roche Diagnostics BMC has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes screening product, (iii) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product and
(iv) Welch Allyn which is a cooperative development program in the early stages of determining product feasibility for a cervical cancer detection product. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche Diagnostics BMC, Respironics and Welch Allyn. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Limited Operating History; History of Losses and Expectations of Future Losses

         The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of March 31, 1999, the Company had an accumulated deficit of approximately $20.6 million. To date, the Company has engaged primarily in research and development efforts. The Company has only generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

         The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company intends to seek clearance to market each of its products, where possible through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market the Company's infant jaundice product. A 510(k) premarket notification has also been filed with the FDA for clearance to market the Company's diabetes screening product, however approval has not been received. The Company has not filed any other 510(k) premarket notification for clearance with the FDA. A 510(k) for the glucose monitoring product is expected after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. Preliminary expectations regarding the Company's cancer program are that those filings could be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The collaboration with Welch Allyn is a joint development and commercialization effort. It is anticipated that both the Company and Welch Allyn would manufacture portions of the cancer detection device and both would share in the revenues of products sold to customers. There can be no assurance, however, that the Company, together with Welch Allyn, will sell sufficient volumes of these products to generate substantial revenues.

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

No Marketing and Sales Experience

         The Company is responsible for marketing its infant jaundice product in countries other than the United Sates and Canada. The Company has relatively limited experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully continue to market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or expand its arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products, there can be no assurance that the Company will be able to successfully and fully develop a marketing and sales force or that it will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics BMC for any revenues to be received from its glucose monitoring and diabetes screening products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

         In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. Assuming the Company meets its milestones under its agreements with its strategic collaborators and completes planned new agreements with those partners, the Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next nine months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of either its glucose monitoring product concepts. However, there can be no assurance that the Company will meet its milestones or receive payments from its strategic collaborators or that it will enter into new agreements or receive any related payments. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Control by Directors, Executive Officers and Affiliated Entities

         The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of March 31, 1999 approximately 33% of the Company's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has not entered into any transactions using derivative financial instruments and believes its exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

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

         From June 30, 1997, the effective date of the Registration Statement to March 31, 1999, the approximate amount of net proceeds used were $4.7 million for the funding of the development of the Company's infant jaundice and diabetes screening products, $3.3 million for developing production capacity and increasing inventory, $1.8 million to develop sales, marketing and distribution capability and $1.2 million for other internal Research and Development. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

         (b) Reports on Form 8-K

         The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                  SPECTRX, INC.


Date:  May 14, 1999                     By:  /S/ THOMAS H. MULLER, JR.

                                        -----------------------
                                         Thomas H. Muller, Jr.
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
----------        ----------------------------------------------------------------
 3.1   (2)        Certificate of Incorporation of the Company, as amended, as currently in effect.
 3.2   (1)        Bylaws of the Company.
 4.1   (1)        Specimen Common Stock Certificate.
10.1   (1)        1997 Employee Stock Purchase Plan and form of agreement
                  thereunder.
10.2   (1)        1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
10.3   (1)        Stock Purchase Agreement, dated June 30, 1994, between Mark A.
                  Samuels and the Company.
10.4   (1)        Stock Purchase Agreement, dated June 30, 1994, between Keith D.
                  Ignotz and the Company.
10.5   (1)        Assignment and Bill of Sale, dated February 29, 1996, between
                  Laser Atlanta Optics, Inc. and the Company.
10.6   (1)        Security Agreement, dated October 31, 1996, between Mark A.
                  Samuels and the Company.
10.7   (1)        Security Agreement, dated October 31, 1996, between Keith D.
                  Ignotz and the Company.
10.11A (1)*       License Agreement, dated May 7, 1991, between Georgia Tech
                  Research Corporation and Laser Atlanta Optics, Inc.
10.11B (1)        Agreement for Purchase and Sale of Technology, Sale, dated
                  January 16, 1993, between Laser Atlanta Optics, Inc. and the
                  Company.
10.11C (1)        First Amendment to License Agreement, dated October 19,
                  1993, between Georgia Tech Research Corporation and the Company.
10.12  (1)        Clinical Research Study Agreement, dated July 22, 1993, between
                  Emory University and the Company.
10.13A (1)*       Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and the Company.
10.13B (1)*       Supply Agreement, dated January 5, 1996, between Boehringer
                  Mannheim and the Company.
10.14  (1)        Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D. Anderson Cancer Center and the Company.
10.15  (1)        Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and the Company.
10.16A (1)        License Agreement, dated November 22, 1995, between Joseph R.
                  Lakowicz, Ph.D. and the Company.
10.16B (1)        Amendment of License Agreement, dated November 28, 1995, between
                  Joseph R. Lakowicz, Ph.D. and the Company.
10.16C (1)        Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and the Company.
10.16D (4)        Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and the Company.
10.16E (4)**      Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and the Company.
10.17  (1)        License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea
                  Technologies, Inc. and the Company.
10.18  (1)*       Patent License Agreement, dated March 12, 1996, between the
                  Board of Regents of the University of Texas System, M.D.
                  Anderson and the Company.
10.19A (1)*       Purchasing and Licensing Agreement, dated June 19, 1996, between
                  Respironics and the Company.
10.19B (4)**      Amendment to Purchasing and Licensing Agreement, dated October
                  21, 1998 between Respironics and the Company.
10.20  (1)        Research Services Agreement, dated September 3, 1996, between
                  Sisters of Providence in Oregon doing business as the Oregon
                  Medical Laser Center, Providence St. Vincent Medical Center
                  and the Company.
10.21A (1)*       Research and Development and License Agreement, dated
                  October 10, 1996, between Abbott Laboratories and the Company.
10.21B (3) *      Letter Agreement, dated December 22, 1997, between Abbott
                  Laboratories and the Company.
10.22A (1)        Lease, dated September 21, 1993, between National Life Insurance
                  Company d/b/a Plaza 85 Business Park and the Company,
                  together with amendments 1, 2 and 3 thereto and Tenant
                  Estoppel Certificate, dated September 20, 1994.
10.24  (4)**      Development and Commercialization Agreement, dated December 31,
                  1998, between Welch Allyn, Inc. and the Company.
11.1              Calculation of earnings per share.


EXHIBIT
  NO.                             DESCRIPTION
---------         -----------------------------------------------
 12.1 (4)         Calculation of ratios.
 21.1 (4)         Subsidiaries of the Registrant.
 23.1 (4)         Consent of independent accountants.
 24.1             Power of Attorney (included at signature page.)
 27.1             Financial Data Schedule.

----------
*     Confidential treatment granted for portions of these agreements.
**    Confidential treatment requested for portions of this agreement.
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 26, 1998.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 30, 1999.