Form 10-Q
period 1999-06-30
SPECTRX INC
filed 1999-08-16
CIK 924515

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 YES [X] NO [ ]

     The number of issued and outstanding shares of the Registrant's Common
          Stock, $0.001 par value, as of June 30, 1999, was 8,027,881.

                                  SPECTRX, INC.

                                      INDEX




                                                                                 PAGE NO.
                                                                                 --------
PART I. FINANCIAL INFORMATION..................................................     3

        ITEM 1.  FINANCIAL STATEMENTS..........................................

 BALANCE SHEETS -
                 DECEMBER 31, 1998 AND JUNE 30, 1999...........................     3

 STATEMENTS OF OPERATIONS -
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999......     4

 STATEMENTS OF CASH FLOWS -
                 SIX MONTHS ENDED JUNE 30, 1998 AND 1999.......................     5

                 NOTES TO FINANCIAL STATEMENTS.................................     6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.....................................     7

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    19

PART II. OTHER INFORMATION.....................................................    20

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................    20

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................    20

SIGNATURES.....................................................................    21

EXHIBIT INDEX..................................................................    22

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                                BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                DECEMBER 31,       JUNE 30,
                                                                                   1998              1999
                                                                                                 (unaudited)
                                                                                ------------     -----------
                                                      ASSETS
CURRENT ASSETS

        Cash & Cash Equivalents                                                 $      4,962      $    1,209
        Accounts Receivable                                                              683             341
        Inventory                                                                        404             400
        Other Current Assets                                                             119             347
                                                                                ------------      ----------
                          Total Current Assets                                         6,168           2,297

PROPERTY & EQUIPMENT, Net of Accumulated Depreciation of $837 and                        973             935
        $1,006 in 1998 and 1999 respectively                                              --              --

OTHER ASSETS
        Other Assets                                                                      42              29
        Due from related parties                                                         471             485
                                                                                ------------      ----------
                          Total Other Assets                                             513             514
                                                                                ------------      ----------
TOTAL ASSETS                                                                    $      7,654      $    3,746
                                                                                ============      ==========

                                         LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts Payable                                                        $        436      $      379
        Accrued Liabilities                                                              399             780
                                                                                ------------      ----------
                          Total Current Liabilities                                      835           1,159



STOCKHOLDERS' EQUITY
        Common Stock                                                                       8               8
        Additional paid-in-capital                                                    25,761          25,769
        Deferred comp                                                                   (134)            (96)
        Accumulated deficit                                                          (18,785)        (23,063)
        Notes Receivable from officers                                                   (31)            (31)
                                                                                ------------      ----------
                          Total Stockholders' equity                                   6,819           2,587

                                                                                ------------      ----------
TOTAL LIABILITIES & EQUITY                                                      $      7,654      $    3,746
                                                                                ============      ==========

                        UNAUDITED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

SPECTRX

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      THREE MONTHS                 SIX MONTHS
                                                                                      ENDED JUNE 30               ENDED JUNE 30,
                                                                                   1998          1999          1998          1999
                                                                                  -------       -------       -------       -------
REVENUE
                                   Product Sales                                  $   289       $   204           289           610
                                   Collaborative agreements                           100           100           150           100
                                                                                  -------       -------       -------       -------

 TOTAL                                                                                389           304           439           710

COST OF SALES                                                                         461           388           711           743
                                                                                  -------       -------       -------       -------
GROSS MARGIN                                                                          (72)          (84)         (272)          (33)

EXPENSES

                                   Research & development                           1,006         1,438         1,975         2,571
                                   Sales & marketing                                  336           260           572           445
                                   General & administrative                           629           707         1,151         1,306
                                                                                  -------       -------       -------       -------

                                       Total                                        1,971         2,405         3,698         4,322

                                                                                  -------       -------       -------       -------
                                   Operating (loss)                                (2,043)       (2,489)       (3,970)       (4,355)



OTHER EXPENSE (INCOME)                                                                142             9           308            11

INTEREST EXPENSE (INCOME)                                                            (146)          (31)         (283)          (88)





                                                                                  -------       -------       -------       -------
NET LOSS                                                                          ($2,039)      ($2,467)      ($3,995)      ($4,278)
                                                                                  =======       =======       =======       =======


NET (LOSS) PER SHARE
                                   BASIC                                          ($ 0.26)      ($ 0.31)      ($ 0.51)      $ (0.53)
                                                                                  =======       =======       =======       =======
                                   DILUTED                                        ($ 0.26)      ($ 0.31)      ($ 0.51)      ($ 0.53)
                                                                                  =======       =======       =======       =======


                                   WEIGHTED AVERAGE  SHARES
                                   OUTSTANDING
                                   BASIC                                            7,929         8,025         7,839         8,021
                                                                                  =======       =======       =======       =======

                                   DILUTED                                          7,929         8,025         7,839         8,021
                                                                                  =======       =======       =======       =======


                                  SPECTRX, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           Six Months
                                                                             Ended
                                                                            June 30,
                                                                      1998           1999
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .....................................................      $ (3,995)      $ (4,278)

     Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization .....................           190            182
           Minority Interest  in Loss of .....................          (261)             0
           FluorRx
           Amortization of deferred compensation .............            38             38
           Changes in assets and liabilities:
                  Accounts receivable ........................            46            342
                  Inventory ..................................             0              4
                  Other assets ...............................          (250)          (228)
                  Due from related parties ...................           (14)           (14)
                  Accounts payable ...........................          (238)           (57)
                  Accrued liabilities ........................           277            381
                                                                    --------       --------
                     Total adjustments .......................          (212)           648

                     Net cash used in operating activities ...        (4,207)        (3,630)
                                                                    --------       --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment .............          (214)          (131)

                                                                    --------       --------
                     Net cash used in investing activities ...          (214)          (131)
                                                                    --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs) ........            96              8
     Issuance of Redeemable Convertible Preferred Stock ......           418              0

                                                                    --------       --------
                     Net cash provided by financing activities           514              8
                                                                    --------       --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ........................................        (3,907)        (3,753)
CASH AND CASH EQUIVALENTS, beginning of period ...............        12,449          4,962
                                                                    --------       --------

                                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of period .....................      $  8,542       $  1,209
                                                                    ========       ========

                                  SPECTRX, INC.


      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 1999, the consolidated results of operations for the three months and six months ended June 30, 1998 and 1999, and the consolidated cash flows for the six months ended June 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1998. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 financial statements and notes thereto included in the Company's Annual Report on Form 10K.

The results of operations for the six months ended June 30, 1998 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2. FLUORRX

         In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 64.8% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx, Inc. is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000,$429,000, and $511,000 respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 47%. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, the Company began suspending the equity losses from its investment in FluorRx. The accompanying Statement of Operations for the three months and six months ended June 30, 1998 reflect the Company's 54% equity in the loss of FluorRx. The accompanying Statement of Operations for the six months ended June 30, 1999 exclude $202,000 in losses which reflects the Company's 47% equity in the loss of FluorRx. Cumulative suspended equity losses as of June 30, 1999 amount to $993,000.

3.  COMPREHENSIVE INCOME

         The Company currently has no other Comprehensive Income items as defined by SFAS No. 130.

4.       SUBSEQUENT EVENTS

         The Company received a payment of $500,000 in July 1999 in conjunction with signing new definitive agreements with Roche Diagnostics for Development and Supply of its diabetes detection product.

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

OVERVIEW

SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. The company has entered into collaborative arrangements with Abbott, Roche Diagnostics, Respironics, (a successor to Healthdyne
Technologies, Inc.) and Welch Allyn for its glucose monitoring, diabetes detection, infant jaundice and cancer detection products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At June 30, 1999, as a result of a subsequent financing, the Company's interest in FluorRx was 47%.

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of June 30, 1999, the Company had an accumulated deficit of approximately $23.1 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998 and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

          The majority of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of its glucose monitoring, diabetes detection and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company.

          The Company has entered into collaborative arrangements with Abbott, Roche Diagnostics, Respironics, and Welch Allyn. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of the Company's collaborative partners were to terminate its arrangement with the Company, the Company would either need to reach agreement with a replacement collaborative partner or undertake at its own expense the activities handled by its collaborative partner prior to such termination, which would require the Company to develop expertise it does not currently possess, would significantly increase the Company's capital requirements and would limit the programs the Company could pursue. The Company would likely encounter significant delays in introducing its products and the development, manufacture and sales of its products would be adversely affected by the absence of such collaborative arrangements. The termination of any of the Company's collaborative arrangements would have a material adverse effect on the Company's business, financial condition and results of operations.

QUARTER OVERVIEW

In addition to the results from operations discussed below, the Company announced progress on its continuous glucose monitoring research program in conjunction with a presentation of data at the American Diabetes Association annual meeting held in San Diego, California. The clinical results from 280 comparisons of interstitial fluid glucose concentrations collected by SpectRx's continuous monitoring prototype devices and conventional finger stick blood glucose concentrations, which showed a high correlation between results, were presented at the meeting.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998.

         General. Net losses increased to approximately $2.5 million during the three months ended June 30, 1999 from approximately $2.0 million during the same period in 1998 primarily due to increased research and development costs and a decrease in interest income. The Company expects similar net losses to continue.

         Revenue. The Company has historically only received revenue from achieving development milestones with one or more of its strategic partners. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The Company began shipping its infant jaundice product to its distributor in Canada during the quarter ended September 30, 1998. The revenue decrease to $304,000 for the quarter ended June 30, 1999 from $389,000 for the same period of 1998, is primarily due to lower sales in three months ending June 30, 1999 as compared to the distributor inventory buildup for the start of the Company's BiliCheck product in 1998.

      Cost of Sales. Cost of sales was $388,000 for the three months ended June 30, 1999 versus $461,000 during the same period of 1998. While the cost of sales increase is directly related to product revenue, a portion of the cost of sales represents excess capacity production charges. The Company expects excess capacity to exist for the remainder of this year.

      Research and Development Expenses. Research and development expenses increased to approximately $1,438,000 during the three months ended June 30, 1999 from approximately $1,006,000 during the same period in 1998. The increase in research and development expenses was primarily due to expansion of research in glucose monitoring and cancer detection, including increases in the cost to build prototypes of its developmental products, and a decrease in the amounts reimbursed by its collaborative partners. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

      Sales and Marketing Expenses. Sales and marketing expenses decreased to approximately $260,000 during the three months ended June 30, 1999 from approximately $336,000 during the same period in 1998. The decrease during this period as compared to the same period in 1998 is the result of not having the significant roll out expenses incurred in the first quarter of 1998 due to the introduction of the BiliCheck. Marketing expenses however, are expected to increase in the future as BiliCheck sales expand geographically.

     General and Administrative Expenses. General and administrative expenses increased to approximately $707,000 during the three months ended June 30, 1999 compared to the approximately $629,000 incurred during the same period in 1998. The increase is primarily due to an increase in insurance costs associated with new product sales, overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company. General and administrative expenses are expected to increase in the future.

         Net Interest and Other Income. Net interest and other income increased to $22,000 during the three months ended June 30, 1999 from $4,000 during the same period in 1998. This increase results from a combination of two elements:
(1) a decrease in other expense realized from not consolidating FluorRx losses because the Company's ownership dropped below 50% during the third quarter 1998 and (2) a decrease in interest income to $31,000 for the three months ended June 30, 1999 from $146,000 during the same period during 1998 due to the decrease in the cash balances during 1999 versus the same period in 1998.

 COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

      General. Net losses increased to approximately $4.3 million during the six months ended June 30, 1999 from approximately $4.0 million during the same period in 1998 primarily due to an increase in research and development expenses and general and administrative expenses.

         Revenue. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The increase in revenue to $710,000 in the six months ended June 30, 1999 versus $439,000 in the same period in 1998 is a result of having realized product revenue for two quarters of 1999 versus one in 1998.

      Cost of Sales. Cost of sales was $743,000 for the six months ended June 30, 1999 versus $711,000 during the same period of 1998. The increase in cost is due to increased unit sales in 1999; excess capacity changes in production decreased in 1999 as compared to the same period in 1998.

      Research and development expenses. Research and development expenses increased to approximately $2.6 million during the six months ended June 30, 1999 from approximately $2.0 million during the same period in 1998. The increase in research and development expenses was primarily due to expansion of research in continuous glucose monitoring and cancer detection, including increases in the cost to build prototypes of its developmental products, and a decrease in the amounts reimbursed by its collaborative partners.

      Sales and marketing expenses. Sales and marketing expenses decreased to approximately $445,000 during the six months ended June 30, 1999 from approximately $572,000 during the same period in 1998. The decrease was primarily due to not incurring the level of costs that were associated with the initial rollout of the Company's infant jaundice product in 1998.

      General and administrative expenses. General and administrative expenses increased to approximately $1.3 million during the six months ended at June 30, 1999 compared to the approximately $1.2 million incurred during the same period in 1998. The increase is primarily due to an increase in insurance costs associated with new product sales, overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest and other income. Net interest and other income increased to $77,000 during the six months ended June 30, 1999 from an expense of $26,000 during the same period in 1998. This increase results from lesser interest income offset by lesser costs associated with the Company's investment in FluorRx.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through June 30, 1999, the Company received approximately $25.8 million in net proceeds from sales of its debt and equity securities. At June 30, 1999, the Company had cash of approximately $1.2 million and working capital of approximately $1.1 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

During July 1999 the Company and Roche Diagnostics signed new Agreements for the development and supply of the diabetes detection product. The Company received a milestone payment of $500,000 at the time of the signing. In addition the Company received funding related to manufacturing scale up and a purchase order for initial shipments.

In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. Assuming the Company meets its milestones under its agreements with its strategic collaborators and completes planned new agreements with those partners, the Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next six months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of its glucose monitoring product. However, there can be no assurance that the Company will meet its milestones or receive payments from its strategic collaborators or that it will enter into new agreements or receive any related payments. The Company is evaluating a variety of alternatives for additional funding including its collaborative arrangements.

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

Dependence on Collaborative Arrangements

          The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with, (i) Respironics under which Respironics has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada, (ii) Roche Diagnostics under which Roche Diagnostics has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes detection product, (iii) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product and (iv) Welch Allyn which is a cooperative development program in the early stages of determining product feasibility for a cervical cancer detection product. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche Diagnostics, Respironics and Welch Allyn. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Limited Operating History; History of Losses and Expectations of Future Losses

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of June 30, 1999, the Company had an accumulated deficit of approximately $23.1 million. To date, the Company has engaged primarily in research and development efforts. The Company has only generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

          The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company intends to seek clearance to market each of its products, where possible through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market the Company's infant jaundice product. A 510(k) premarket notification was filed with the FDA for clearance to market the Company's diabetes detection product, however, that notification has been subsequently withdrawn, with the intention to approach approval by a PMA path. The Company has not filed any other 510(k) premarket notification for clearance with the FDA. A 510(k) for the glucose monitoring product is expected after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. Preliminary expectations regarding the Company's cancer program are that those filings could be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          The Company will rely upon Abbott, Roche Diagnostics and Respironics to obtain United States and foreign regulatory approvals and clearances for its glucose monitoring, diabetes detection and infant jaundice products, respectively, and if such approvals or clearances are obtained the Company will rely upon these collaborative partners to maintain them in full force and effect and to otherwise remain in compliance with all applicable United States and foreign regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely affect the Company's business, financial condition and results of operations.

Dependence on Licensed Patent Applications and Proprietary Technology

          SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with Georgia Tech Research Corporation ("GTRC") that give the Company the right to use two patents related to its diabetes detection product, and the Company has licensed this proprietary technology to Roche Diagnostics pursuant to the Company's collaborative arrangement with Roche Diagnostics. The Company has license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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

Royalty Rates and Manufacturing Profits

          The majority of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that the Company will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of its glucose monitoring, diabetes detection and infant jaundice products, respectively. The royalties and manufacturing profits that the Company is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that the Company, together with its collaborative partners, will be able to sell sufficient volumes of the Company's products to generate substantial royalties and manufacturing profits for the Company. In addition, the Company's profit margins on some of its products are not likely to increase over time because the royalty rates and manufacturing profit rates on those products are predetermined.

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

Uncertainty of Market Acceptance

          The Company's products are based upon new methods of glucose monitoring, diabetes detection, infant jaundice monitoring and screening and cervical cancer detection. There can be no assurance that any of these products will gain market acceptance. Physicians and individuals will not recommend or use the Company's products unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based or other tests that have a long history of safe and effective use. To date, the Company's products have been utilized by only a limited number of subjects, and no independent studies regarding the Company's products have been published. The lack of any such independent studies may have an adverse effect on the Company's ability to successfully market its products. In addition, purchase decisions for products like the Company's diabetes detection and infant jaundice products are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Intense Competition

          The medical device industry in general, and the markets in which the company expects to offer products in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes detection tests, infant jaundice and cancer detection products.

          A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche Diagnostics, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.), are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

          Many of the Company's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than the Company and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that the Company will be able to effectively compete against these and other competitors. In addition, there can be no assurance that the Company's glucose monitoring, diabetes detection, infant jaundice or cancer detection products will replace any currently used devices or systems, which have long histories of safe and effective use. Furthermore, there can be no assurance that the Company's competitors will not succeed in developing, either before or after the development and commercialization of the Company's products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, diabetes detection, infant jaundice monitoring and cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or infant jaundice or otherwise render the Company's products obsolete. Such competition could have a material adverse effect on the Company's business, financial condition and results of operation.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

          To date, the Company's manufacturing activities have only included its BiliChek(TM) and BiliCal(TM) products on a limited scale. If the Company successfully develops its diabetes detection product and, together with Roche Diagnostics obtains FDA clearance and other regulatory approvals to market that product, the Company will undertake to manufacture both of these products in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

          The microspectrometer and disposable calibration element, components of the Company's infant jaundice product, and the blue light module and calibration element, components of the Company's diabetes detection product, are each available from only one supplier and these products would require a major redesign in order to incorporate a substitute component. Certain other components of the infant jaundice and diabetes detection products are currently obtained from only one supplier, but have readily available substitute components that can be incorporated in the applicable product with minimal design modifications. If the Company's products require a PMA, the inclusion of substitute components could require the Company to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, if the Company's products qualify for a 510(k) premarket notification, the substitute components need only meet the Company's product specifications. Any significant problem experienced by one of the Company's sole source suppliers may result in a delay or interruption in the supply of components to the Company until such supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in the Company's manufacturing operations, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

No Marketing and Sales Experience

          The Company is responsible for marketing its infant jaundice product in countries other than the United States and Canada. The Company has relatively limited experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully continue to market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a marketing and sales force or expand its arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliChek(TM) and BiliCal(TM) products, there can be no assurance that the Company will be able to successfully and fully develop a marketing and sales force or that it will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If the Company develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics for any revenues to be received from its glucose monitoring and diabetes detection products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

Need for Additional Capital; Uncertainty of Access to Capital

          Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to the Company's collaborative arrangements with Abbott, Roche Diagnostics, Respironics and Welch Allyn, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of the Company's collaborative partners to fund the Company's capital expenditures is largely discretionary and depends on a number of factors, including the Company's ability to meet certain milestones in the development and testing of its products. There can be no assurance that the Company will meet such milestones or that the Company's collaborative partners will continue to fund the Company's capital expenditures. Any failure of the Company's collaborative partners to fund its capital expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Control by Directors, Executive Officers and Affiliated Entities

          The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of June 30, 1999 approximately 33% of the Company's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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

         From June 30, 1997, the effective date of the Registration Statement to June 30, 1999, the approximate amount of net proceeds used were $5.3 million for the funding of the development of the Company's infant jaundice and diabetes detection products, $3.9 million for developing production capacity and increasing inventory, $2.1 million to develop sales, marketing and distribution capability and $1.6 million for other internal Research and Development. None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                     SPECTRX, INC.


Date:    August 13, 1999                    By:  /S/   THOMAS H. MULLER, JR.
                                               -------------------------------
                                                Thomas H. Muller, Jr.
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


    EXHIBIT
      NO.                                  DESCRIPTION
    -------                                -----------
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

 10.16A (1)      License Agreement, dated November 22, 1995, between Joseph R. Lakowicz, Ph.D. and the Company.

 10.16B (1)      Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz, Ph.D. and the
                 Company.

 10.16C (1)      Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and the Company.

 10.16D(4)       Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and the Company.

 10.16E(4)**     Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and the Company.

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

 10.19A (1)*     Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and the Company.

 10.19B(4)**     Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and the
                 Company.

  10.20 (1)      Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical Center and the Company.

 10.21A (1)*     Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and the Company.

10.21B(3) *      Letter Agreement, dated December 22, 1997, between Abbott Laboratories and the Company.

 10.22A (1)      Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza 85 Business Park
                 and the Company, together with amendments 1, 2 and 3 thereto and Tenant Estoppel Certificate, dated
                 September 20, 1994.

 10.24(4)**      Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and the Company.

 10.25A**        Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and the Company.

 10.25B**        Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and the Company.

   11.1          Calculation of earnings per share.

    EXHIBIT
      NO.                                  DESCRIPTION
    -------                                -----------

   12.1(4)       Calculation of ratios.

   21.1(4)       Subsidiaries of the Registrant.

   23.1(4)       Consent of independent accountants.

   24.1(4)       Power of Attorney (included at signature page.)

   27.1          Financial Data Schedule.(for SEC use only)

--------------


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