Form 10-Q/A
period 1999-06-30
SPECTRX INC
filed 1999-08-24
CIK 924515

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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
                                                                                ============      ==========

                        UNAUDITED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

SPECTRX

CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      THREE MONTHS                 SIX MONTHS
                                                                                      ENDED JUNE 30               ENDED JUNE 30,
                                                                                   1998          1999          1998          1999
                                                                                  -------       -------       -------       -------
REVENUE
                                   Product Sales                                  $   289       $   304           289           610
                                   Collaborative agreements                           100             0           150           100
                                                                                  -------       -------       -------       -------

 TOTAL                                                                                389           304           439           710

COST OF SALES                                                                         461           388           711           743
                                                                                  -------       -------       -------       -------
GROSS MARGIN                                                                          (72)          (84)         (272)          (33)

EXPENSES

                                   Research & development                           1,006         1,438         1,975         2,571
                                   Sales & marketing                                  336           260           572           445
                                   General & administrative                           629           707         1,151         1,306
                                                                                  -------       -------       -------       -------

                                       Total                                        1,971         2,405         3,698         4,322

                                                                                  -------       -------       -------       -------
                                   Operating (loss)                                (2,043)       (2,489)       (3,970)       (4,355)



OTHER EXPENSE (INCOME)                                                                142             9           308            11

INTEREST EXPENSE (INCOME)                                                            (146)          (31)         (283)          (88)





                                                                                  -------       -------       -------       -------
NET LOSS                                                                          ($2,039)      ($2,467)      ($3,995)      ($4,278)
                                                                                  =======       =======       =======       =======


NET (LOSS) PER SHARE
                                   BASIC                                          ($ 0.26)      ($ 0.31)      ($ 0.51)      $ (0.53)
                                                                                  =======       =======       =======       =======
                                   DILUTED                                        ($ 0.26)      ($ 0.31)      ($ 0.51)      ($ 0.53)
                                                                                  =======       =======       =======       =======


                                   WEIGHTED AVERAGE  SHARES
                                   OUTSTANDING
                                   BASIC                                            7,929         8,025         7,839         8,021
                                                                                  =======       =======       =======       =======

                                   DILUTED                                          7,929         8,025         7,839         8,021
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

         Revenue. The Company has historically only received revenue from achieving development milestones with one or more of its strategic partners. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The Company began shipping its infant jaundice product to its distributor in Canada during the quarter ended September 30, 1998. The revenue decrease to $304,000 for the quarter ended June 30, 1999 from $389,000 for the same period of 1998, is due to having no development milestones during the three months ended June 30, 1999, as compared to $100,000 of milestone revenue during the same period in 1998.

      Cost of Sales. Cost of sales was $388,000 for the three months ended June 30, 1999 versus $461,000 during the same period of 1998. While the cost of sales is directly related to product revenue, a portion of the cost of sales represents excess capacity production charges which were higher in this period in 1998. The Company expects excess capacity to exist for the remainder of this year.

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

      Sales and Marketing Expenses. Sales and marketing expenses decreased to approximately $260,000 during the three months ended June 30, 1999 from approximately $336,000 during the same period in 1998. The decrease during this period as compared to the same period in 1998 is the result of not having the significant roll out expenses incurred in the second quarter of 1998 due to the introduction of the BiliCheck. Marketing expenses however, are expected to increase in the future as BiliCheck sales expand geographically.

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



                                     SPECTRX, INC.


Date:    August 24, 1999                    By:  /S/   THOMAS H. MULLER, JR.
                                               -------------------------------
                                                Thomas H. Muller, Jr.
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial and
                                                Accounting Officer)

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

 10.24(4)**      Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and the Company.

 10.25A**(5)     Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and the Company.

 10.25B**(5)     Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and the Company.

   11.1(5)       Calculation of earnings per share.

    EXHIBIT
      NO.                                  DESCRIPTION
    -------                                -----------

   12.1(4)       Calculation of ratios.

   21.1(4)       Subsidiaries of the Registrant.

   23.1(4)       Consent of independent accountants.

   24.1(4)       Power of Attorney (included at signature page.)

   27.1(5)       Financial Data Schedule.(for SEC use only)

--------------


*     Confidential treatment granted for portions of these agreements.
**    Confidential treatment requested for portions of this agreement.
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 26, 1998.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 30, 1999.
(5) Incorporated by reference to the exhibit filed with the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999.