Form 10-Q
period 1999-09-30
SPECTRX INC
filed 1999-11-15
CIK 924515

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

             Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d)
     of the Securities Exchange Act of 1934 during the preceding 12 months
        (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
                      requirements for the past 90 days.

                                 YES [X] NO [ ]

               The number of issued and outstanding shares of the
                 Registrant's Common Stock, $0.001 par value,
                   as of September 30, 1999, was 8,044,693.

                                 SPECTRX, INC.

                                     INDEX

                                                                                                       PAGE NO.
                                                                                                       --------

PART I.  FINANCIAL INFORMATION .....................................................................       3

        ITEM 1.  FINANCIAL STATEMENTS ..............................................................

BALANCE SHEETS - DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 ..........................................       3

STATEMENTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 ..........       4

STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 ...........................       5

                 NOTES TO FINANCIAL STATEMENTS .....................................................       6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS .........................................................       7

        ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........................      19

PART II. OTHER INFORMATION .........................................................................      20

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................................      20

SIGNATURES .........................................................................................      21

EXHIBIT INDEX ......................................................................................      22

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SPECTRX, INC.

                                 BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                 1998          1999 (UNAUDITED)
                                                                             ------------      ----------------

                                    ASSETS
CURRENT ASSETS

        Cash & Cash Equivalents                                               $    4,962         $      964
        Accounts Receivable                                                          683                775
        Inventory                                                                    404                452
        Other Current Assets                                                         119                 72
                                                                              ----------         ----------
                          Total Current Assets                                     6,168              2,263

PROPERTY & EQUIPMENT, Net of Accumulated Depreciation of $837 and
        $1,092 in 1998 and 1999 respectively                                         973                895
                                                                              ----------         ----------
OTHER ASSETS
        Other Assets                                                                  42                 22
        Due from related parties                                                     471                492
                                                                              ----------         ----------
                          Total Other Assets                                         513                514

                                                                              ----------         ----------
TOTAL ASSETS                                                                  $    7,654         $    3,672
                                                                              ==========         ==========

                       LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts Payable                                                      $      436         $      420
        Accrued Liabilities                                                          399              1,330
                                                                              ----------         ----------
                          Total Current Liabilities                                  835              1,750


CUSTOMER ADVANCE                                                                       0                381

STOCKHOLDERS' EQUITY
        Common Stock                                                                   8                  8
        Additional paid-in-capital                                                25,761             25,825
        Deferred comp                                                               (134)               (77)
        Accumulated deficit                                                      (18,785)           (24,184)
        Notes Receivable from officers                                               (31)               (31)
                                                                              ----------         ----------
                          Total Stockholders' equity                               6,819              1,541

                                                                              ----------         ----------
TOTAL LIABILITIES & EQUITY                                                    $    7,654         $    3,672
                                                                              ==========         ==========

                       UNAUDITED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

SPECTRX

STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS                     NINE MONTHS
                                                                        ENDED SEPTEMBER 30             ENDED SEPTEMBER 30,
                                                                        1998           1999            1998            1999
                                                                     ---------       ---------       ---------       ---------
REVENUE
      Product Sales                                                  $     194       $     380       $     483       $     990
      Collaborative agreements                                             183           1,000             333           1,100
                                                                     -------------------------       ---------       ---------

TOTAL                                                                      377           1,380             816           2,090


                                                                     -------------------------       ---------       ---------


EXPENSES
      Cost of Sales                                                        382             454           1,093           1,197
      Research & development                                             1,063           1,212           3,038           3,783
      Sales & marketing                                                    232             221             804             666
      General & administrative                                             564             634           1,715           1,940
                                                                     ---------       ---------       ---------       ---------
          Total                                                          2,241           2,521           6,650           7,586

                                                                     -------------------------       ---------       ---------
      Operating (loss)                                                  (1,864)         (1,141)         (5,834)         (5,496)


OTHER EXPENSE (INCOME)                                                    (633)              3            (325)             14

INTEREST EXPENSE (INCOME)                                                  (96)            (23)           (379)           (111)
                                                                     -------------------------       -------------------------
NET LOSS                                                             $  (1,135)      $  (1,121)      $  (5,130)      $  (5,399)
                                                                     =========       =========       =========       =========


NET (LOSS) PER SHARE
      BASIC                                                          $   (0.14)      $   (0.14)      $   (0.65)      $   (0.67)
                                                                     =========       =========       =========       =========
      DILUTED                                                        $   (0.14)      $   (0.14)      $   (0.65)      $   (0.67)
                                                                     =========       =========       =========       =========

      WEIGHTED COMMON EQUIVALENT
      SHARES OUTSTANDING
      BASIC                                                              8,001           8,030           7,897           8,024
                                                                     =========       =========       =========       =========
      DILUTED                                                            8,001           8,030           7,897           8,024
                                                                     =========       =========       =========       =========

                                 SPECTRX, INC.

                       UNAUDITED STATEMENT OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Nine Months
                                                                                               Ended
                                                                                           September 30,
                                                                                     1998                 1999
                                                                                  ----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...............................................................          $   (5,130)          $   (5,399)

     Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization ...............................                 277                  275
           Minority Interest in Loss of FluorRx ........................                (329)                   0
           Amortization of deferred compensation .......................                  63                   57
           Changes in assets and liabilities:
                  Accounts receivable ..................................                 193                  (92)
                  Inventory ............................................                (144)                 (48)
                  Other assets .........................................                 (98)                  47
                  Due from related parties .............................                 (22)                 (21)
                  Accounts payable .....................................                (360)                 (16)
                  Accrued liabilities ..................................                 142                  931
                                                                                  ----------           ----------
                     Total adjustments .................................                (278)               1,133

                     Net cash used in operating activities .............              (5,408)              (4,266)
                                                                                  ----------           ----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment .......................                (280)                (177)

                                                                                  ----------           ----------
                     Net cash used in investing activities .............                (280)                (177)
                                                                                  ----------           ----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs) ..................                  95                   64

     Note Payable ......................................................                   0                  381
                                                                                  ----------           ----------
                     Net cash provided by financing activities .........                  95                  445
                                                                                  ----------           ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ..................................................              (5,593)              (3,998)
CASH AND CASH EQUIVALENTS, beginning of period .........................              12,124                4,962
                                                                                  ----------           ----------

                                                                                  ----------           ----------
CASH AND CASH EQUIVALENTS, end of period ...............................          $    6,531           $      964
                                                                                  ==========           ==========

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of September 30, 1999, the consolidated results of operations for the three months and nine months ended September 30, 1998 and 1999, and the consolidated cash flows for the nine months ended September 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of the Company continue unchanged from December 31, 1998. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 financial statements and notes thereto included in the Company's Annual Report on Form 10K.

The results of operations for the nine months ended September 30, 1998 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    FLUORRX

      In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 64.8% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx, Inc. is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000,$429,000, and $511,000 respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 45%. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, the Company began suspending the equity losses from its investment in FluorRx. The accompanying Statement of Operations for the nine months ended September 30, 1999 exclude $284,000 in losses which represents the Company's 45% equity in the loss of FluorRx. Cumulative suspended equity losses as of September 30, 1999 amount to $1,075,000.

3.    COMPREHENSIVE INCOME

      The Company currently has no other Comprehensive Income items as defined by SFAS No. 130.

4.    SUBSEQUENT EVENTS

      The Company announced in October, 1999, that it had been awarded a $292,000 grant from the Centers for Disease Control and Prevention (CDC) to adapt its continuous glucose monitoring technology to monitor blood sugar levels of children and elderly people who have diabetes. The Company expects to receive amounts under the grant over the next 12 months.

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

OVERVIEW

SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. The company has entered into collaborative arrangements with Abbott, Roche Diagnostics, Respironics, (a successor to Healthdyne Technologies, Inc.) and Welch Allyn for its glucose monitoring, diabetes detection, infant jaundice and cancer detection products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At September 30, 1999, as a result of a subsequent financing, the Company's interest in FluorRx was 45%.

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of September 30, 1999, the Company had an accumulated deficit of approximately $24.2 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998 and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

QUARTER OVERVIEW

In addition to the results from operations discussed below, the Company announced several items. In July it announced that it had entered into a new license and marketing agreement with Roche Diagnostics for the diabetes detection device. In August, the Company and Welch Allyn, its partner for the development of the cervical cancer detection device, announced that the prototypes under development had shown the potential to identify cervical cancer without taking a tissue sample and that the companies planned expanded studies. In September SpectRx announced achievement of milestones related to diabetes detection including the completion of key device tests and the delivery of units to Roche.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

      General. Net losses remained constant at $1.1 million during the three months ended September 30, 1999 as compared to the same period in 1998 due to an increase in milestone revenues offset by a decrease in other revenue from the deconsolidation of FluorRx, Inc. The Company expects similar net losses to continue.

      Revenue. The Company has historically received the majority of its revenue from achieving development milestones with one or more of its strategic partners. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and began shipping its infant jaundice product to its distributor in Canada during the quarter ended September 30, 1998. Revenue increased to $1,380,000 for the quarter ended September 30, 1999 from $377,000 for the same period of 1998. Milestone revenue, which is event-based rather than sales-based, increased to $1,000,000 during the three months ended September 30, 1999 from $183,000 during the same period in 1998 primarily due to milestones accomplished on SpectRx's diabetes detection device.

      Cost of Sales. Cost of sales was $454,000 for the three months ended September 30, 1999 versus $382,000 during the same period of 1998. While the cost of sales increase is directly related to product revenue, a portion of the cost of sales represents excess capacity production charges which were higher in this period in 1998. The Company expects excess capacity to exist for the remainder of this year.

      Research and Development Expenses. Research and development expenses increased to approximately $1,212,000 during the three months ended September 30, 1999 from approximately $1,063,000 during the same period in 1998. The increase in research and development expenses was primarily due to expansion of research in glucose monitoring, diabetes and cancer detection, including increases in the cost to build prototypes of its developmental products, and a decrease in the amounts reimbursed by its collaborative partners. The Company expects research and development expenses to increase in the future as it continues development and expands clinical trials for its products.

      Sales and Marketing Expenses. Sales and marketing expenses remained level at $221,000 during the three months ended September 30, 1999 from approximately $232,000 during the same period in 1998. Marketing expenses, however, are expected to increase in the future as BiliChek(TM) sales expand geographically.

      General and Administrative Expenses. General and administrative expenses increased to approximately $634,000 during the three months ended September 30, 1999 compared to the approximately $564,000 incurred during the same period in 1998. The increase is primarily due to an increase in insurance costs associated with new product sales, overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company. General and administrative expenses are expected to increase in the future.

      Net Interest and Other Income. Net interest and other income decreased to $20,000 during the three months ended September 30, 1999 from $729,000 during the same period in 1998. This decrease results from a combination of two elements: (1) a decrease in other income from the 3rd quarter of 1998, when SpectRx realized $633,000 from not consolidating FluorRx losses because the Company's ownership dropped below 50% during that quarter and (2) a decrease in interest income to $23,000 for the three months ended September 30, 1999 from $96,000 during the same period during 1998 due to the decrease in the cash balances during 1999 versus the same period in 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

      General. Net losses increased slightly to approximately $5.4 million during the nine months ended September 30, 1999 from approximately $5.1 million during the same period in 1998 primarily due to an increase in research and development expenses and general and administrative expenses.

      Revenue. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The increase in revenue to $2,090,000 in the nine months ended September 30, 1999 versus $816,000 in the same period in 1998 is a result of having realized product revenue for three quarters of 1999 versus two in 1998 ($990,000 in 1999 vs. $483,000 in 1998), and the achievement of greater milestones ($1,000,000 in 1999 vs. $333,000 in 1998.)

      Cost of Sales. Cost of sales was $1,197,000 for the nine months ended September 30, 1999 versus $1,093,000 during the same period of 1998. The increase in cost is due to increased unit sales in 1999; excess capacity charges in production decreased in 1999 as compared to the same period in 1998.

      Research and development expenses. Research and development expenses increased to approximately $3.8 million during the nine months ended September 30,1999 from approximately $3.0 million during the same period in 1998. The increase in research and development expenses was primarily due to expansion of research in continuous glucose monitoring and cancer detection, including increases in the cost to build prototypes of its developmental products, and a decrease in the amounts reimbursed by its collaborative partners.

      Sales and marketing expenses. Sales and marketing expenses decreased to approximately $666,000 during the nine months ended September 30, 1999 from approximately $804,000 during the same period in 1998. The decrease was primarily due to not incurring the level of costs that were associated with the initial rollout of the Company's infant jaundice product in 1998.

      General and administrative expenses. General and administrative expenses increased to approximately $1.9 million during the nine months ended
September 30,1999 compared to the approximately $1.7 million incurred during the same period in 1998. The increase is primarily due to an increase in insurance costs associated with new product sales, overhead costs associated with research and development activities and, to a lesser extent, expenses associated with being a public company.

      Net interest and other income. Net interest and other income decreased to $97,000 during the nine months ended September 30, 1999 from $704,000 during the same period in 1998. This decrease results from lesser interest income and no positive effect from the deconsolidation of FluorRx.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through September 30, 1999, the Company received approximately $25.8 million in net proceeds from sales of its debt and equity securities. At September 30, 1999, the Company had cash of approximately $1.0 million and working capital of approximately $0.5 million. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, before expenses related to the transaction, of approximately $14.0 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.


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

Dependence on Collaborative Arrangements

          The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with, (i) Respironics under which Respironics has had significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and has the responsibility for sales of the Company's infant jaundice product in the United States and Canada, (ii) Roche Diagnostics under which Roche Diagnostics has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes detection product, (iii) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring product and
(iv) Welch Allyn which is a cooperative development program in the early stages of determining product feasibility for a cervical cancer detection product. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche Diagnostics, Respironics and Welch Allyn. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Limited Operating History; History of Losses and Expectations of Future Losses

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of September 30, 1999, the Company had an accumulated deficit of approximately $24.2 million. To date, the Company has engaged primarily in research and development efforts. The Company has only generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2000 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

          The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company intends to seek clearance to market each of its products, where possible through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market the Company's infant jaundice product. A 510(k) premarket notification was filed with the FDA for clearance to market the Company's diabetes detection product, however that notification has been subsequently withdrawn with the intention to approach approval by a PMA path. The Company has not filed any other 510(k) premarket notification for clearance with the FDA. A 510(k) for the glucose monitoring product is expected after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. Preliminary expectations regarding the Company's cancer program are that those filings could be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Little Marketing and Sales Experience

           The Company is responsible for marketing its infant jaundice product in countries other than the United States and Canada. The Company has relatively limited experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully continue to market and sell its infant jaundice product outside the United States and Canada, the Company must either develop a larger marketing and sales force or expand its arrangements with third parties to market and sell this product. While the Company has signed distributor agreements for its BiliChek(TM) and BiliCal(TM) products, there can be no assurance that the Company will be able to successfully and fully develop a marketing and sales force or that it will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If the Company expands its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If the Company enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by the Company from this product will be dependent on this third party, and the Company will likely be required to pay a sales commission or similar amount to this party. Furthermore, the Company is currently dependent on the efforts of Abbott and Roche Diagnostics for any revenues to be received from its glucose monitoring and diabetes detection products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of the Company's products will be successful.

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

Need for Additional Capital; Uncertainty of Access to Capital

          Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to the Company's collaborative arrangements with Abbott, Roche Diagnostics , Respironics and Welch Allyn, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of the Company's collaborative partners to fund the Company's capital expenditures is largely discretionary and depends on a number of factors, including the Company's ability to meet certain milestones in the development and testing of its products. There can be no assurance that the Company will meet such milestones or that the Company's collaborative partners will continue to fund the Company's capital expenditures. Any failure of the Company's collaborative partners to fund its capital expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Control by Directors, Executive Officers and Affiliated Entities

          The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of September 30, 1999 approximately 32% of the Company's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                                  SPECTRX, INC.


Date:    November 15, 1999        By:   /S/   THOMAS H. MULLER, JR.
                                        --------------------------------------
                                        Thomas H. Muller, Jr.
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                 EXHIBIT INDEX

   EXHIBIT                                          DESCRIPTION
     NO.         ---------------------------------------------------------------------------------------
-------------
    3.1 (2)      Certificate of Incorporation of the Company, as amended, as currently in effect.

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

 10.16B (1)      Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz, Ph.D.
                 and the Company.

 10.16C (1)      Second Amendment to License Agreement, dated March 26, 1997, between Joseph R.
                 Lakowicz, Ph.D. and the Company.

 10.16D (4)      Third Amendment to License Agreement, dated November 20, 1998, between Joseph R.
                 Lakowicz, Ph.D. and the Company.

 10.16E (4)**    Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R.
                 Lakowicz, Ph.D. and the Company.

  10.17 (1)      License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-
                 Monitoring Company, Inc., Altea Technologies, Inc. and the Company.

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

  10.24(4)**     Development and Commercialization Agreement, dated December 31, 1998, between Welch
                 Allyn, Inc. and the Company.


   EXHIBIT                                          DESCRIPTION
     NO.         ---------------------------------------------------------------------------------------
-------------

 10.25A **(2)    Development and License Agreement, dated July 13, 1999, between Roche Diagnostics
                 Corporation and the Company.

 10.25B**(2)     Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and the Company.

   11.1          Calculation of earnings per share.

   21.1 (1)      Subsidiaries of the Registrant.

   23.1 (4)      Consent of independent accountants.

   24.1          Power of Attorney (included at signature page.)

   27.1          Financial Data Schedule (for SEC use only).


-----------------
*     Confidential treatment granted for portions of these agreements.
**    Confidential treatment requested for portions of this agreement.
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997, and amended on April 24, 1997, June 11, 1997, and June 30, 1997, which Registration Statement became effective June 30, 1997.
(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 filed August 12, 1997.
(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 26, 1998.
(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 30, 1999.
(5)   10Q for the quarter ended June 30, 1999 filed August 13, 1999.