Form 10-K405
period 1999-12-31
SPECTRX INC
filed 2000-03-30
CIK 924515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
         For the fiscal year ended December 31, 1999.

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $150 million as of February 29, 2000, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date by the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 29, 2000, the Registrant had outstanding 8,463,638 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders -- Items 10, 11, 12 and 13.

                                     PART I


ITEM 1.   BUSINESS

OVERVIEW

         SpectRx is a medical biophotonics company that develops and manufactures painless and bloodless alternatives to traditional medical diagnostic and monitoring procedures. Medical biophotonics is the technology of using light beams and other forms of energy to gain unique access to the human body to diagnose and monitor medical conditions. The Company has developed a non-invasive alternative to conventional tests for monitoring infant jaundice, and is developing less invasive and painless alternatives than are currently available for conventional diabetes detection, glucose monitoring and cancer detection tests. The Company has entered into collaborative arrangements with Respironics, Inc. ("Respironics") through its acquired business, Healthdyne Technologies, Inc., Abbott Laboratories ("Abbott"), Roche Diagnostics Boehringer Mannheim Corp. ("Roche Diagnostics") and Welch Allyn, Inc. ("Welch Allyn") to facilitate the development, commercialization and introduction of its infant jaundice, diabetes detection, glucose monitoring and cancer detection products, respectively.

SPECTRX'S BUSINESS STRATEGY

          The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use and provide rapid results at the point of care, thereby improving patient well being and reducing health care costs. To achieve this objective, the Company is pursuing the following business strategy:

         - Focus on Current Products. The Company intends to continue to advance its current products to commercialization by (i) leveraging the expertise of its collaborative partners, (ii) seeking 510(k) clearance from the United States Food and Drug Administration ("FDA") for these products where possible,
                  (iii) expanding its internal product development capabilities, and (iv) developing its sales, marketing and manufacturing capabilities. This includes the manufacturing and marketing of its BiliChek(TM) system and the continued development and introduction of the Company's diabetes detection product.

         - Develop Additional Products. Develop additional products from the current product foundation. The Company believes that its development activities in glucose monitoring and cancer detection have significant promise for as many as four additional product offerings that utilize the Company's biophotonic technologies. The Company believes that its diabetes detection product will lead to increased testing, enlarging the market for glucose monitoring. The Company also believes that the cancer detection products will be an extension upon the technology used in the BiliChek(TM) and diabetes detection products.

          - Collaborate with Market Leaders. The Company has selectively established collaborative arrangements with Abbott, Roche Diagnostics, Respironics and Welch Allyn to develop and commercialize its products. The Company intends to continue selectively establishing strategic relationships with leading companies, as appropriate, for the development, commercialization and introduction of future products.

          - Leverage Proprietary Technologies. The Company intends to leverage its proprietary biophotonic technologies by developing future products based on these technologies that can provide cost effective, less invasive alternatives to current diagnostic or monitoring products at the point of care. For example, the Company believes its interstitial fluid sampling technology may be applicable for monitoring analytes other than glucose.

          - Address Large Market Opportunities. The Company intends to selectively develop future products for large markets in which its products can ideally (i) apply for timely clearance from the FDA, (ii) incorporate a disposable component and
                  (iii) qualify for third-party reimbursement.

INDUSTRY OVERVIEWS

INFANT JAUNDICE

Background

          Infant jaundice is a condition that primarily affects newborns within the first three to ten days of life. If left untreated infant jaundice may, in extreme cases (kernicterus), lead to brain damage or death. Jaundice is characterized by a yellowing of the skin and eyes caused by an excess of bilirubin in the body. Bilirubin is a normal waste product resulting from the breakdown of red blood cells and is removed from the body by the liver. Prior to birth, the bilirubin in an infant is processed by the mother's liver and excreted. After birth, an infant must eliminate bilirubin without the mother's help. It may take the infant's system several days to begin eliminating the bilirubin faster than it is produced. Infants who are born prematurely, who are underfed, or who belong to certain ethnic groups are at increased risk of developing jaundice. The initial screening for jaundice is the observation of yellow skin. This is a subjective determination prone to errors due to differing skin colors and gestational ages. If a baby is selected for further jaundice testing, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel, which is a traumatic process for the infant. Since jaundice normally presents in infants 36 to 72 hours after birth, infants who are sent home after a short hospital stay pursuant to managed care guidelines in the United States are at risk because the condition may not have presented prior to release.

The Infant Jaundice Screening and Monitoring Market

          Of the approximately four million newborns each year in the United States, approximately 40-60% have recognizable jaundice. Annually, approximately 1.7 million newborns receive at least one blood test for bilirubin. Of those newborns tested, approximately 700,000 have elevated bilirubin levels, and a portion of these newborns will receive additional tests. The cost to the patient for a bilirubin test ranges from $22.25 to $37.75; the laboratory processing cost usually ranges from $10.00-$12.00. Many of those infants in the United States diagnosed with jaundice will undergo phototherapy, a treatment that converts bilirubin into a water soluble form that can be processed and eliminated from the infant's system. The Company believes that the average newborn under active phototherapy treatment receives three to four bilirubin monitoring tests.

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

          The design of the BiliChek(TM) consists of a hand held, battery-operated instrument, which, when not in use, sits in a compact charger base. This instrument incorporates a microspectrometer to collect spectroscopic information from the skin and a proprietary, disposable calibration element, BiliCal(TM). After calibration, the instrument is applied to the skin of the infant for five applications, which generally takes less than one minute to produce a measureable value. During this time the bilirubin level is measured by collecting the light reflected from the skin and analyzing it using a proprietary algorithm that adjusts for interfering factors that are present due to skin color, gestational age and other factors.

         In 1998, the Company received ISO 9001/EN 46001 certification and was granted the CE mark which allowed it to begin selling the BiliChek(TM) internationally. In April 1998, the Company announced it had begun commercially shipping BiliChek(TM) units to certain international distributors. The BiliChek(TM) is currently being marketed in more than 60 countries worldwide. In August 1998, the Company announced that a 510(k) premarket notification submission was filed with the U.S. Food and Drug Administration (FDA) on behalf of the BiliChek(TM) by Respironics (formerly Healthdyne Technologies). In March 1999, the Company announced that it had received clearance from the FDA for

Respironics to market the BiliChek(TM) in the U.S. Respironics commenced marketing of the BiliChek(TM) in the United States after obtaining FDA clearance. In September 1998, Atom Medical Corporation was named as distributor of the BiliChek(TM) in the Japanese market. In November 1999 the Japanese Ministry of Health and Welfare granted marketing clearance to Atom. In January 2000 Respironics reported it had filed a 510(k) premarket notification application with the FDA for expanded claims for use of the BiliChek(TM) during phototherapy.

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

          Diabetes occurs when the body does not produce sufficient levels of, or effectively utilize, insulin, a hormone that regulates the metabolism (breakdown) of glucose. Glucose levels in the blood must be within a specific concentration range to ensure proper cellular function and health. Insulin deficiency results in an abnormally high blood glucose concentration, which causes protein glycation throughout the body, impairs the ability of cells to intake glucose and has other adverse effects. In Type I (insulin-dependent juvenile-onset) diabetes, which affects from 5% to 10% of all people with diagnosed diabetes, the cells that make insulin have been destroyed. Type I diabetes is treated with daily insulin injections. In the more prevalent form of diabetes, Type II (non-insulin-dependent adult-onset) diabetes, the insulin producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose-using tissues such as skeletal muscle (a condition called insulin resistance). Type II diabetes is initially managed with proper diet, exercise and oral medication. Based on statistics published by the National Institutes of Health the Company estimates that approximately 50% of Type II diabetics will eventually require insulin therapy.

The Diabetes Detection Market

          The American Diabetes Association (the "ADA") estimates that approximately 16 million people in the United States have diabetes, but only
10.3 million have been diagnosed with the disease. The long term health care costs of a diabetic patient can be substantially reduced if the patient can be diagnosed in the early stages of the disease. Early diagnosis allows glucose levels to be monitored and properly controlled, thereby reducing complications that result from long term exposure to elevated glucose levels. These complications include diabetic retinopathy, kidney disease, nerve degeneration, and cardiovascular disease. Currently, approximately 798,000 new cases of diabetes are diagnosed each year in the United States, and many of those diagnosed have complications that generally appear eight to ten years after onset of the disease. The Company believes that the low rate of diabetes diagnosis and the failure in many cases to diagnose the disease prior to the onset of complications is due primarily to the lack of a convenient and accurate diabetes detection test. In June 1997, the ADA altered its recommendation for diabetes detection to increase the recommended level of screening for all adults over 45 years old to every three years, which the Company believes will increase market spending.

          There are several diabetes detection tests in use today. The diabetes detection procedure recommended by the ADA is the blood-based fasting plasma glucose test. This test is difficult and inconvenient to administer because it requires the patient to fast for eight hours prior to the drawing of blood, and because the blood sample is usually sent to a laboratory for analysis, which delays the receipt by the patient of the test results. Current methods for diabetes detection that utilize random finger stick blood glucose tests are no longer recommended by the ADA because the random nature of the tests results in an unacceptably low level of sensitivity (i.e., the ability to correctly determine that a particular person has diabetes) and specificity (i.e., the ability to correctly determine that a particular person does not have diabetes). Glucose urine test products, which are available over-the-counter, have an even lower test sensitivity and specificity and are not recommended for screening by the ADA. The low levels of sensitivity and specificity in both the random finger stick blood glucose test and the glucose urine test result in cases of both undetected diabetes, which can prevent early treatment of the disease in such cases, and false indications of diabetes, which can cause patients to incur the expense of, and devote the time for, needless additional testing.

The SpectRx Non-Invasive Diabetes Detection Product (The Accu-Chek(TM) D-Tector(TM))

          The SpectRx non-invasive diabetes detection product being developed by SpectRx and Roche is designed to detect and measure fluorescence in the lens of the eye and evaluate that measurement using the Company's proprietary algorithm. An abnormally high level of fluorescence in the lens of the eye may be indicative of prolonged exposure to high levels of glucose due to diabetes. A measurement indicating a patient is likely to have diabetes could be confirmed by subsequent testing using conventional blood-based diagnostics. The performance of the diabetes detection product has been shown to be comparable to that of the blood-based screening test. Unlike the blood based tests, however, the SpectRx diabetes detection product is painless, would provide the patient with test results in less than a minute at the point of care, and would not require the patient to fast for eight hours prior to administration of the test.

          The Company's non-invasive diabetes detection product is designed to be simple and painless to use and to produce accurate point-of-care results in a very short period of time. The Company believes that such a method of diabetes detection is likely to become as prevalent as glaucoma testing, which is regularly performed during eye exams. Thus, the Company believes that the product may result in increased diagnoses of the approximately 50 million undiagnosed diabetics worldwide, including the approximately 5.5 million in the United States. For this reason, the Company believes that its non-invasive diabetes detection product presents a substantial opportunity to identify new patients who can benefit from proper treatment thereby reducing incidence of complications and their associated cost.

          The diabetes detection instrument, trademarked Accu-Chek(TM) D-Tector(TM), is designed as a compact instrument that will meet the space requirements of optometrists' and physicians' offices and will also be suitable for retail establishments such as pharmacies. To use the device, the individual looks into the instrument while placing his or her head against a rest. The individual is instructed to look at a fixed light as the instrument locates the eye and automatically tracks the pupil opening. The device measures fluorescence in the lens of the eye using a low-intensity blue light. The results of the analysis will indicate either that the patient should undergo further diagnostic testing or that there is no indication of diabetes. In a pilot study of more than 1,300 subjects (both diabetics and non-diabetics) conducted by Roche Diagnostics, an early stage prototype of the Company's diabetes detection product demonstrated an ability to detect diabetes.

         The Company is in the process of final testing and manufacturing ramp-up of the product. In December 1998, a 510(k) premarket notification submission was filed with the U.S. Food and Drug Administration by Roche Diagnostics on behalf of the SpectRx non-invasive diabetes detection product. That application was withdrawn in June 1999. In June 1999 Roche reported that the FDA required a PMA approval process for the device and began the filing process. We expect the Accu-Chek(TM) D-Tector(TM) to be reviewed as an expedited PMA. In addition, Roche Diagnostics retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that the production or regulatory approval will occur.

          The Company has entered into a collaboration agreement with Roche Diagnostics, as a result the Company has granted Roche Diagnostics an exclusive worldwide license to sell and market the Company's non-invasive diabetes detection product. The Company receives development milestone payments and expects to receive a manufacturing profit on products sold to Roche Diagnostics. Roche Diagnostics is responsible for conducting clinical testing, obtaining regulatory approvals for, and the marketing, distribution and sales of the Accu-Chek(TM) D-Tector(TM). In 1999 the Company received development milestones for a total of $987,000 from Roche.

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

          In June 1993, the National Institutes of Health announced the results of the Diabetes Control and Complications Trial ("DCCT"). This long term study of approximately 1,400 people with Type I diabetes confirmed the importance of glucose control as a determinant of long term risk of degenerative complications. The data from the DCCT demonstrated that the risk of degenerative complications is significantly reduced if blood glucose concentrations in people with Type I diabetes can be brought closer to the concentrations measured in non-diabetic individuals. For example, the DCCT study demonstrated that the risk of complications of diabetic retinopathy, the leading cause of blindness in the United States, could be reduced up to 76% through proper glucose control. The DCCT panel recommended that Type I diabetics measure their blood glucose four times per day in order to maintain proper control over their glucose levels. Although the DCCT study involved people with Type I diabetes only, a similar Japanese study on Type II diabetics supports the conclusion of the DCCT study that maintaining low average glucose levels reduces the risks of complications associated with diabetes.

          Because glucose monitoring is an important part of the every day life of the world's diagnosed diabetics, the personal glucose monitoring market is substantial. The Company believes that the worldwide market for glucose monitoring products at manufacturers' price levels is approximately $3.0 billion annually and is growing at approximately 12%-18% per year. The North American market for such products was approximately $1.0 billion in 1996. The Company believes that the market for personal glucose monitoring products is driven by four main factors: 1) an aging population; 2) the realization that tight glucose control dramatically reduces the risk of complications; 3) the availability of third-party reimbursement in developed nations; and 4) the promotion and increased availability of glucose monitoring products. It is estimated that diabetics currently monitor their glucose on average less than twice a day instead of the DCCT recommendation of four times per day. The Company believes that the pain, inconvenience and cost associated with conventional finger stick blood glucose monitoring systems is the primary reason that most people with diabetes fail to comply with the recommendations of the DCCT panel. The Company believes that greater awareness of the benefit of frequent self-monitoring and less painful, more convenient monitoring products could significantly increase the global market. Currently, no non-invasive glucose monitoring systems are commercially available in the U.S.

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

The SpectRx Glucose Monitoring Products

          The Company is developing glucose monitoring products that utilize the Company's proprietary interstitial fluid sampling technology that will allow people with diabetes to easily and accurately measure their glucose levels. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on the Company's and independent research have indicated that interstitial fluid glucose levels correlate closely with blood glucose levels. The Company believes that using interstitial fluid to assay glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma prior to measurement. SpectRx's glucose monitoring products use the Company's microporation technology to collect a sample of interstitial fluid. This interstitial fluid sample may be measured once in a single-use application, or a stream of interstitial fluid may be repeatedly measured for a continuous monitoring application. Products using either sampling methodology are intended to measure the glucose concentration of the interstitial fluid using disposable assay technology. Because the Company's glucose monitoring products are designed to obtain a sample of interstitial fluid from the outermost layers of the skin and do not require a blood sample, their use does not stimulate pain sensors and capillaries found in the deeper layers of skin and is thus free of the pain and blood involved in conventional finger stick assaying techniques.

          The Company initially focused its research effort in the area of single use glucose monitoring in collaboration with Abbott. Since the fall of 1998 SpectRx has focused its research efforts on applications in the continuous monitoring area. In November 1999, the Company entered into an amendment to its agreement with Abbott to include continuous monitoring products. The primary focus of the Abbott/SpectRx collaboration is currently upon the continuous monitoring product.

Continuous Glucose Monitoring Product

          During the course of research and development of its single-use interstitial fluid-based glucose monitoring product, the Company discovered a technique which allows for continuous monitoring of glucose. By applying a constant state of low-level vacuum to an array of micropores, a stream of interstitial fluid is produced. This stream of interstitial fluid may be passed over a sensor which measures the glucose concentration periodically providing the patient with multiple readings. Feasibility data generated by the company in 1998 indicates that an array of micropores may be kept viable for up to three days. A second feasibility study showed that the concentration of interstitial fluid glucose continued to correlate to the concentration of blood glucose during a three day period.

          The product concept of the continuous glucose monitoring product consists of a disposable patch electronically connected to a beeper-sized meter. The patch would be placed over a small array of micropores created on the body. This array could be placed in a number of locations, but the current concept would have it placed on the torso. The patch would be designed to eliminate spent interstitial fluid. The meter would be worn on a belt or hidden under clothing. The system would collect a new glucose reading every 10 to 15 minutes which would be recorded by the meter and presented on the meter's display. The stored information would be capable of being downloaded for analysis. The meter could also indicate if the current reading is higher or lower than any previous reading, showing a trend. The meter would also be capable of indicating high or low glucose levels via an alarm. For convenience, the umbilical would be detachable so that the patient may bathe or engage in other activities, then reattach the umbilical and resume monitoring the stream of interstitial fluid. In June 1999, at the American Diabetes Association meeting, the Company publicly demonstrated an integrated prototype capable of measuring glucose concentration in a stream of interstitial fluid.

          In October 1999, the Company received a grant of $292,000 from the Centers for Disease Control to adapt its continuous glucose monitoring technology to monitor levels of children and the elderly.

         In November 1999, the Company and Abbott entered into an amendment of the agreement signed in 1996. The primary focus of the amendment was to include the continuous glucose monitoring research, development and commercialization effort with the agreement between SpectRx and Abbott. It also included potential manufacturing by SpectRx and other potential collaborations with Abbott. In addition, SpectRx issued redeemable, convertible preferred stock to Abbott for $5,250,000 in conjunction with the signing of the amendment.

         The research and development is focused on the integration of the Company's microporation technology, fluid management and the glucose assay technology into a prototype device. The Company expects prototype development to be followed by clinical trials and a regulatory submission. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Abbott retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that these events will occur.

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

          In October 1996, the Company entered into a collaborative arrangement with Abbott for the development and commercialization of the Company's glucose monitoring products. Pursuant to the arrangement, the Company granted Abbott an exclusive worldwide license for the Company's single use glucose monitoring product and other related glucose monitoring devices in all countries except Singapore and the Netherlands, where the license is non-exclusive. Pursuant to the terms of the collaborative arrangement, Abbott agreed to pay all costs associated with a joint research and development program, to make certain milestone payments to the Company and to pay the Company a royalty based on net sales. Abbott will also be responsible for conducting clinical trials, obtaining regulatory approval for and manufacturing, marketing, distributing, and selling the products covered by the arrangement. In addition, Abbott made a $3 million equity investment in the Company in 1996 whereby it purchased 500,000 shares of Series C Preferred Stock which converted into 357,143 shares of Common Stock upon the Company's initial public offering.

          The Company conducted research on the single use glucose monitoring product through the third quarter of 1998. At that point in time that research work was transferred to Abbott. Abbott is currently responsible for the research program for single use glucose monitoring. The focus of that research will be to produce methodologies that will permit collection of interstitial fluid at a minimum volume level, and within a specified time, on a universal basis within the target diabetic population. Abbott retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that these events will occur.

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

Cervical Cancer Market

         The American Cancer Society estimates that during 1999, about 12,800 cases of invasive cervical cancer will be diagnosed in the United States. Cervical cancer is the ninth most deadly cancer in the U.S. with 4,800 deaths predicted in 1999. According to published data, cervical cancer results in approximately 190,000 deaths annually worldwide with 371,000 new cases reported each year.

         The major market opportunities are in screening and diagnosis. Since the introduction of better screening and diagnosis methods, the number of cervical cancer deaths in the U.S. has declined dramatically. The main reason for this change is the increased use of the Pap smear screening test. However the Pap smear screening test has a wide variation in sensitivity (11% to 99%) and specificity (14% to 97%), according to a meta-analysis of Pap test accuracy published in the American Journal of Epidemiology, Vol. 141, No. 7, 1995. Approximately 55 million Pap tests are given annually in the U.S. and Europe. The average price of a Pap test in the U.S. is $26. New technologies improving the sensitivity and specificity of pap smear screening have recently been introduced and are finding acceptance in the market place.

         The standard for cervical cancer diagnosis, after screening, is a visual examination of the cervix using a Colposcope followed by a biopsy. This method looks for visual morphological changes attributable to cancer. There are approximately two million Colposcope examinations annually in the U.S. and Europe. The average cost of a Colposcope examination in the U.S. is $185.

Non-invasive Cervical Cancer Product

         The Company, in collaboration with Welch Allyn, is developing a non-invasive cervical cancer detection product. The product is based on SpectRx's proprietary biophotonic technology and the intended design is expected to identify cancers and precancers painlessly, non-invasively and at the point of care by shining light onto the cervix, then analyzing the light reflected from the cervix. The information presented by the reflected light will be used to produce a map or image of diseased tissue. Consequently, this test, unlike the Pap smear test or biopsy, preserves the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. The SpectRx/Welch-Allyn product, in addition to detecting the morphological changes, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way the cancer is detected early in its development thereby increasing the chances of effective treatment. The product is expected to incorporate a calibration disposable.

         During 1999, the Company conducted human clinical feasibility studies of laboratory prototypes. In December 1999, the Company concluded the feasibility studies and received a $700,000 milestone from Welch Allyn.
As a result the program moved into the development/engineering phase.

         The feasibility clinical studies were conducted at three U.S. centers and resulted in 252 enrolled patient tests. The prototype devices effectively differentiated cancerous and precancerous lesions from normal tissue and other lesions with sensitivity from the three studies ranging from 89% to 100% (0% to 11% false negative rate) and specificity ranging from 80% to 89% (11% to 20% false positive rate). In contrast, for patients where Pap test data could be obtained, the Pap test classified 30% of cancerous and precancerous lesions as normal or infection for a sensitivity of 70% (30% false negative rate), with a corresponding specificity of 72% (28% false positive rate). The majority of the cancerous and precancerous lesions missed by the Pap test were accurately classified by the SpectRx test as precancerous.

         The Company expects prototype development to be followed by pivotal clinical trials and a regulatory submission. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Welch Allyn retains a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, there can be no assurance that these events will occur.



COLLABORATIVE ARRANGEMENTS

          The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing, and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has been successful in its history in developing such strategic relationships. The Company currently has collaborative arrangements with Abbott, Roche Diagnostics, Respironics and Welch Allyn. The Company is, to varying degrees, dependent upon its collaborative partners for the development, clinical testing, regulatory approval, manufacturing, and commercialization of its products.

Respironics
          In June 1996, SpectRx entered into a Purchasing and Licensing Agreement with Healthdyne Technologies, Inc., which was later acquired by Respironics (the "Respironics Agreement"). This agreement was amended October 21, 1998. Pursuant to the Respironics Agreement, Respironics is responsible for clinical trials, the regulatory approval process and sale of the BiliChek(TM) in the United States and Canada. The Company retains manufacturing rights and is responsible for the regulatory approval process and sale of the infant jaundice product outside of the United States and Canada. Under the Respironics Agreement, the Company receives from Respironics licensing fees and a manufacturing profit on products sold to Respironics and shares any profit from the sales of disposables by Respironics. Respironics receives an exclusive license for the United States and Canada (i) to use and sell instruments for non-invasive bilirubin measurement ("Instruments"), (ii) to use and sell disposable probes, tips or other devices which, when used with Instruments, measure bilirubin levels ("Disposables") and items accessory to and not necessary for the operation of Instruments or Disposables ("Accessories"), and
(iii) to make Instruments, Disposables and/or Accessories (collectively, "Licensed Products"). Unless SpectRx is unable to supply Licensed Products, Respironics must purchase its requirements for Licensed Products from SpectRx. Respironics has agreed to pay SpectRx's cost for manufacturing each Licensed Product. Respironics and SpectRx then share equally the margin earned on the sale of Licensed Products. In order to maintain license exclusivity, Respironics has agreed to purchase from SpectRx certain minimum amounts of Licensed Products or pay a royalty to SpectRx for an equivalent number of Licensed Products. In the event that SpectRx is unable to supply Licensed Products, Respironics receives a license to manufacture the Licensed Products and pays a royalty to SpectRx on sales of Licensed Products.

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

Roche Diagnostics

          In December 1994, SpectRx entered into a Development and License Agreement with Boehringer Mannheim Corp. (which has since merged with Roche Diagnostics) with respect to a non-invasive instrument that measures changes in the lens of the human eye for the purpose of detecting diabetes. The agreement was superceded by a new Development and License Agreement (the "Development Agreement") between SpectRx and Roche in June 1999. Pursuant to the Development Agreement, SpectRx has granted to Roche Diagnostics an exclusive, worldwide license to sell and market the Company's diabetes detection product. SpectRx receives development milestone payments from Roche Diagnostics pursuant to the Development Agreement. The Development Agreement remains exclusive for so long as Roche Diagnostics meets certain minimum volume purchase requirements set forth in the Supply Agreement with Roche Diagnostics (discussed below). The Development Agreement may be terminated at any time by Roche Diagnostics upon written notice to SpectRx.

          In January 1996, Roche Diagnostics and SpectRx entered into a Supply Agreement for the supply by SpectRx to Roche Diagnostics of the Company's diabetes detection product. This agreement was also superceded by a new Supply Agreement (the "Supply Agreement") in June 1999. Roche Diagnostics 's purchase price for the Company's diabetes detection product is calculated pursuant to a formula based on a gross margin. Roche Diagnostics is required to meet minimum annual purchase requirements for the diabetes detection product each year or Roche Diagnostics forfeits its exclusivity under the marketing license granted in the Development Agreement. The term of the Supply Agreement is coincident with the term of the Development Agreement. Roche Diagnostics may terminate the Supply Agreement for material breach (including a failure to supply adequate requirements) of the agreement by the Company, which breach remains unremedied for 30 days after notice to the Company and in which case Roche Diagnostics is deemed to have acquired a manufacturing license under the Development Agreement. If Roche Diagnostics acquires this manufacturing license, it must pay royalties to SpectRx on Roche Diagnostics sales of the diabetes detection product. SpectRx would retain the right to reacquire the manufacturing license. During the term of the Supply Agreement, SpectRx cannot enter into any agreement to develop or manufacture a non-invasive diabetes detection instrument using the same or similar technology as used in the Company's diabetes detection product other than with Roche Diagnostics affiliates. Roche Diagnostics is not restricted from pursuing the development of a diabetes detection instrument with another party.

Abbott Laboratories

          In October 1996, SpectRx entered into a Research & Development and License Agreement with Abbott for the development and commercialization of the Company's glucose monitoring technology in the field of extracting interstitial fluid samples for glucose monitoring (the "Field"). In November 1999, SpectRx and Abbott entered into an amendment of the Research Development and License Agreement which included specific terms related to the continuous monitoring program (the "Abbott Agreement".) Pursuant to the Agreement, SpectRx has granted to Abbott a worldwide license under its patents, patent applications and know how (the "Technology") useful in the Field, including improvements, to manufacture and sell products in the Field. The license is exclusive in all countries except Singapore and the Netherlands where the license is non-exclusive. Abbott also has certain rights of first negotiation with the Company regarding any rights the Company may have to license the Technology for the development and commercialization of other products relating to the measurement of analytes in interstitial fluid and the delivery of therapeutic agents based on such measurements. Under the Abbott Agreement, SpectRx receives from Abbott development funding, payments on achievement of milestones and a royalty on Abbott product sales.

          In conjunction with the first agreement, Abbott made a $3 million equity investment in SpectRx in 1996 whereby it purchased 500,000 shares of Series C Preferred Stock which converted into 357,143 shares of Common Stock upon the Company's initial public offering. Abbott subsequently purchased SpectRx Common Stock on the open market and currently owns 6.2% of the outstanding Stock of the Company. In conjunction with the signing of the amendment, Abbott made a $5.25 million equity investment whereby it purchased 100,000 shares of Redeemable, Convertible Preferred Stock which is convertible into the Company Common Stock. The conversion price is to be set at the market price at the date of conversion, or at $9.388 per share, whichever is higher. If the stock were to convert at $9.388 per share, Abbott would own 13.2% of the outstanding stock of the Company, based upon shares outstanding on December 31, 1999.

          Under the Abbott Agreement, the parties agreed to jointly conduct a research program designed to demonstrate that the Company's single use glucose monitoring product can extract an adequate sample of interstitial fluid in a targeted time period. The focus of that development activity through August 1998 was toward a single use product concept. During the joint development program, which began in the fourth quarter of 1996, Abbott paid mutually agreed development costs. Abbott currently is responsible for all research on means of extracting adequate samples of interstitial fluid related to single use glucose monitoring applications. The current focus of research and development activity is on the continuous monitoring application. After satisfactory demonstration of sample extraction and measurement of glucose in interstitial fluid using the continuous process, and if Abbott wishes to commercialize the product, it is responsible for further product development and obtaining all required regulatory approvals. After obtaining these regulatory approvals, Abbott is required to diligently pursue the sales of the products but is not prohibited from marketing competing products. If Abbott elects not to commercialize the product the agreement may be terminated by either party. Abbott has a fixed period from the date of notice to the Company of its intention to commercialize the product in which to complete commercialization and begin shipment of products. If such commercialization has not been completed within the permitted time, SpectRx may terminate the agreement.

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

          The Abbott Agreement remains in effect until the expiration of the last licensed patent to expire. Abbott has the right to terminate the Abbott Agreement without cause upon not less than 60 days' prior notice to the Company at any time prior to the first shipment of products and upon not less than 120 days' prior notice to the Company thereafter. Abbott may terminate the Abbott Agreement upon not less than 30 days' prior notice to the Company for certain product development failures.

Welch Allyn

          In December 1998, SpectRx entered into a Development and Commercialization Agreement with Welch Allyn, Inc. with respect to noninvasive cervical and skin cancer diagnostic products. Under the terms of the agreement, the two companies jointly share in the development costs for such products and also will jointly share in the revenue produced by such products, if those products are developed to commercialization. SpectRx can also receive certain milestone payments pursuant to the agreement. The agreement further anticipates that both Welch Allyn and SpectRx would manufacture portions of any commercialized products and would collaborate in sales and marketing. Both SpectRx and Welch Allyn are prohibited from pursuing development of devices, utilizing the technology covered by the agreement, with another party while the collaboration remains in effect. The agreement specifically focuses on the development of a cervical cancer detection product. Should SpectRx determine through research efforts that an application of the technology for the detection of skin cancer is feasible, the agreement provides for, and retains certain rights for Welch Allyn to expand the relationship with SpectRx to develop and commercialize a skin cancer (melanoma) detection product. In December 1999, SpectRx completed the requirements for Phase II (feasibility), which triggered a milestone payment of $700,000.

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

Altea Technologies, Inc

          In March 1996, SpectRx entered into a License and Joint Development Agreement (the "Altea/Nimco Agreement") among the Company, Altea ("Altea") and Non-Invasive Monitoring Company, Inc. ("Nimco") pursuant to which certain rights in respect of jointly developed technology are allocated between the Company and Altea. Both Altea and Nimco are jointly controlled by Jonathan Eppstein, a former Vice President of the Company, and his sister. The Altea/Nimco Agreement also covers one granted patent and know how related to the glucose monitoring product, the joint application of the Company and Altea for a U.S. patent and an international patent related to the glucose monitoring product, and provides for continued joint development efforts between SpectRx and Altea as mutually agreed. The Altea/Nimco Agreement further provides for the joint ownership by SpectRx and Altea of certain patents and technology relating to the transdermal/intradermal movement of substances utilizing various methods. Under the Altea/Nimco Agreement, SpectRx receives worldwide, exclusive rights to any technology for monitoring applications covered by the Nimco patents and related joint technology and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. Future inventions in certain areas made by each of SpectRx and Altea based on newly developed technology related to the licensed technology could be included within the Altea/Nimco Agreement.

          SpectRx is obligated to pay royalties to Nimco for products using its technology and to Altea for products using its technology, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using both Nimco and Altea technology will be allocated as mutually agreed. Minimum annual royalties are payable by SpectRx to Altea. See Note 8 of Notes to Consolidated Financial Statements. If actual accrued royalties are less than the minimum royalty amount, SpectRx may pay Altea the difference or the license will become non-exclusive. Thereafter, SpectRx must offer a right of first refusal to acquire exclusive rights to the monitoring technology to Altea.

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

The University of Texas M.D. Anderson Cancer Center

          In March 1996, SpectRx, entered into a Patent License Agreement with the Board of Regents (the "Board") of the University of Texas System and M.D. Anderson pursuant to which the Board granted SpectRx an exclusive license under certain of its patents to manufacture, have manufactured, use and sell products within the United States for use within the licensed field of optical measurement of bilirubin in human tissue (the "MDA Patent License Agreement"). SpectRx has the right to assign this license to affiliates and the right to sublicense the foregoing rights. In connection with the MDA Patent License Agreement, SpectRx has agreed to pay all expenses incurred in prosecuting and maintaining the patents licensed and a royalty on net sales of products that incorporate the licensed patents, subject to annual minimum royalty payments. See Note 8 of Notes to Consolidated Financial Statements. The term of the MDA Patent License Agreement is until the expiration date of the last expiring patent licensed. The Board has the right at any time after one year from the effective date of the MDA Patent License Agreement to terminate the license if SpectRx, within 90 days after written notice from the Board, fails to provide written evidence satisfactory to the Board that SpectRx has commercialized or is actively and effectively attempting to commercialize an invention licensed under the MDA Patent License Agreement.

Joseph Lakowicz, Ph.D.

          The Company has a license agreement with Joseph Lakowicz, Ph.D. whereby Dr. Lakowicz has granted the Company an exclusive, worldwide license (including the right to grant sublicenses) to make, use, and sell medical products that incorporate Dr. Lakowicz's intellectual property related to lifetime fluorescence technology (the "Lakowicz Agreement"). The intellectual property consists of a portfolio of granted patents, patent applications and foreign filings in the area of lifetime fluorescence technology. The Company has agreed to pay a royalty to Dr. Lakowicz on net sales of such products manufactured and sold. Additionally, the Company is committed to fund certain research programs under the direction of Dr. Lakowicz. See Note 8 of Notes to Consolidated Financial Statements, which includes these funding commitments. The Company has sublicensed some parts of this intellectual property related to invasive blood tests to its subsidiary, FluorRx, Inc. The term of the Lakowicz Agreement is until the expiration date of the last expiring patent covering any of the technology licensed.


RESEARCH, DEVELOPMENT AND ENGINEERING

          To date, the Company has been engaged primarily in the research, development and testing of the Company's glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of its core biophotonic technologies. Since inception to December 31, 1999, the Company incurred approximately $17.6 million in research and development expenses, net of approximately $4.6 million which was reimbursed through collaborative arrangements. Three distinct groups within the Company conduct research, development and engineering. One group consists of 24 engineers and support personnel who design optics, electronics, mechanical components and software for the infant jaundice, diabetes detection, continuous glucose monitoring and non-invasive cervical cancer detection products. A second group consists of 21 scientists and engineers who devote their time to the development of microporation technology for the monitoring of glucose and other analytes. The third group consists of 12 scientists and engineers focused on the development of cancer detection products.

          The Company believes that the interstitial fluid sampling technology under development at SpectRx and Abbott for use in connection with the Company's glucose monitoring products may also be used to develop alternatives for certain blood tests where the analyte being tested is also present in comparable volumes in interstitial fluid. Abbott has a right of first negotiation with the Company regarding the use of interstitial fluid sampling technology for these applications.

          In 1996, SpectRx executed a licensing agreement with Dr. Lakowicz of the University of Maryland pursuant to which the Company licenses a portfolio of intellectual property related to lifetime fluorescence technology, a technology used to determine the spectroscopic fingerprint of a substance. The Company believes lifetime fluorescence technology may have applications including in vitro blood chemistry, molecular diagnostics, flow cytometry, combinatorial chemistry for pharmaceutical discovery research and noninvasive optical diagnostics. All activity related to this technology is being conducted by our subsidiary, FluorRx.

          To date, the Company has only tested prototypes of its glucose monitoring and cancer products. Because the Company's research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of the Company's glucose monitoring and cancer detection products are produced. The company is developing the pre-production prototypes and beginning its ramp-up for production of the diabetes detection device. While significant progress has been made in development and engineering, considerable additional effort and expense will be required before a commercial device is shipped.


MANUFACTURING

          One element of the Company's business strategy is to manufacture certain of its products and to outsource the production of other, high volume products and associated disposables. To date, the Company's manufacturing activities have consisted of building certain prototype devices, developing production infrastructure and building production versions of its BiliChek(TM) and BiliCal(TM) products. If the Company successfully develops its diabetes detection product and, together with Roche Diagnostics obtains FDA clearance and other regulatory approvals to market this product, the Company will undertake to manufacture both of these products in commercial quantities. The Company has little experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. Currently 12 individuals are employed by the Company to accomplish the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. The Company announced in 1998 that it had received ISO 9001/EN46001 and CE mark Certification. These approvals enabled the Company to commence production of its BiliChek(TM) and BiliCal(TM) products and to begin shipment of these products into markets for which it has received regulatory clearance.


SALES, MARKETING AND DISTRIBUTION

          The Company has elected to focus most of the sales and distribution of its current and developing products through its collaborative partners. The Company believes that by aligning with larger, more established partners, in specific market segments, it can utilize its partners' already developed strengths and more effectively and quickly penetrate the market place. The Company's primary efforts to date have been to build the skill and information base to identify and quantify market segments to which the Company's technologies can be economically developed and marketed and to launch the BiliChek(TM) product system.

          The Company has developed the BiliChek(TM) and BiliCal(TM) internal marketing and distribution program to an introductory stage. SpectRx has developed packaging, advertising, display materials, and training, and has, in addition, signed distribution agreements or is in negotiation with companies it believes to be highly experienced in the neonatal markets that SpectRx is targeting in Europe, Asia and South America. The Company has also added or engaged marketing personnel to develop and execute the programs necessary to launch the BiliChek(TM) system and to manage sales of these products. The Company launched its products in markets outside the U.S. and Canada in April 1998 and began introductory programs during the remainder of 1998. Nevertheless, significant volumes of these products have not yet been shipped and the efficacy of the marketing programs or the distributors has not yet been tested with SpectRx's products.

          Respironics has the exclusive right to market and sell the Company's infant jaundice product in the United States and Canada. Abbott has the exclusive right to market and sell the Company's glucose monitoring products in all countries except Singapore and the Netherlands, where the license is non-exclusive. Roche Diagnostics has the exclusive worldwide right to market and sell the Company's diabetes detection product. It is anticipated that Welch Allyn and SpectRx will jointly manage the sales and marketing of any cancer products that are developed.


PATENTS

         The Company has pursued a strategy of developing and acquiring patents and patent rights and licensing technology. SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Nimco one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with GTRC that give the Company the right to use two patents related to its diabetes detection product, and the Company has licensed this proprietary technology to Roche Diagnostics pursuant to the Company's collaborative arrangement. The Company has license agreements with M.D. Anderson that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Dr. Joseph Lakowicz of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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


COMPETITION

          The medical device industry in general, and the markets for glucose monitoring, cervical cancer detection and diabetes detection devices and processes in particular, are intensely competitive. If successful in its product development, the Company will compete with other providers of personal glucose monitors, diabetes detection tests, infant jaundice and cancer products.

          A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche Diagnostics, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.) are currently marketing traditional single use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

          There is also competition in the diabetes detection and infant jaundice markets. The existing blood test providers, companies that produce blood tests and other technologies that could replace blood testing will compete for a share of these markets.

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

          International sales of the Company's products are subject to the regulatory requirements of each target country. The regulatory review process varies from country to country. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products received by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification was one of the CE mark certification requirements required by mid-1998. The Company currently has ISO 9001/EN46001 certification. Failure, however, to maintain the right to affix the CE mark would prohibit the Company from selling its products in member countries of the European Union.

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


EMPLOYEES AND CONSULTANTS

          As of December 31, 1999, the Company had 62 employees and consulting or other contract arrangements with 41 additional persons to provide services to the Company on a full- or part-time basis. Of the 103 people so employed or engaged by the Company, 59 are engaged in research and development activities, 10 are engaged in sales and marketing activities, 7 are engaged in regulatory affairs and quality assurance, 13 are engaged in manufacturing and development, and 14 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

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

Dependence on Collaborative Arrangements

          The Company's business strategy for the development, clinical testing, regulatory approval, manufacturing and commercialization of its products depends upon the Company's ability to selectively enter into and maintain collaborative arrangements with leading medical device companies. The Company has entered into collaborative arrangements with, (i) Respironics under which Respironics has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's infant jaundice product in the United States and Canada, (ii) Roche Diagnostics under which Roche Diagnostics has significant responsibility for undertaking or funding the development, clinical testing, regulatory approval process and sale of the Company's diabetes detection product, (iii) Abbott under which Abbott is primarily responsible for undertaking or funding the development, clinical testing, regulatory approval process, manufacture and sale of the Company's glucose monitoring products and (iv) Welch Allyn which is a cooperative development program in the early stages of product development for a cervical cancer detection product. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each of Abbott, Roche Diagnostics, Respironics and Welch Allyn. For example, each of these collaborative partners may terminate their respective collaborative arrangements with the Company effective upon the expiration of certain notice periods. In addition, the obligation of each of the Company's collaborative partners to fund or undertake the development, clinical testing, regulatory approval process, marketing, distribution and/or sale of the products covered by their respective collaborative arrangements with the Company is, to a large extent, dependent upon the satisfaction of certain goals or "milestones" by certain specified dates, some of which are outside the Company's control. To the extent that the obligations of the Company's collaborative partners to fund or undertake all or certain of the foregoing activities are not contingent upon the satisfaction of certain goals or milestones, the collaborative partners nevertheless retain a significant degree of discretion regarding the timing of these activities and the amount and quality of financial, personnel and other resources that they devote to these activities. Furthermore, there can be no assurance that disputes will not arise between the Company and one or more of its collaborative partners regarding their respective rights and obligations under the collaborative arrangements. Finally, there can be no assurance that one or more of the Company's collaborative partners will not be able, due to financial, regulatory or other reasons, to satisfy its obligations under its collaborative arrangement with the Company or will not intentionally or unintentionally breach its obligations under the arrangement.

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

Limited Operating History; History of Losses and Expectations of Future Losses

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 1999, the Company had an accumulated deficit of approximately $25.3 million. To date, the Company has engaged primarily in research and development efforts. The Company has only generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2001 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

          The design, manufacturing, labeling, distribution and marketing of the Company's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for the Company to market its products in the United States, the Company must obtain clearance or approval from the FDA. The Company intends to seek clearance to market each of its products, where possible through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market the Company's infant jaundice product. A 510(k) has been filed for expanded use during phototherapy treatment for the BiliChek(TM). A 510(k) premarket notification was filed in 1998 with the FDA for clearance to market the diabetes detection product. The 510(k) was later withdrawn, and discussions have been held by Roche Diagnostics with the FDA in preparation for clinical activity and the submission of a PMA for this product to be filed in 2000. The Company has not filed any other 510(k) premarket notification or PMA for clearance with the FDA. A 510k or PMA for the glucose monitoring product is expected after the completion of development. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of the Company's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market one or more of the Company's products. Preliminary expectations regarding the Company's cancer program and glucose program are that those filings would be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit the Company's ability to market its products. Further, if the Company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that the Company conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing the Company's products to market and substantial additional research and other expenditures by the Company. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of the Company's products could hinder the Company's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether the

Company's ability to market and distribute its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Licensed Patent Applications and Proprietary Technology

          SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. The Company has licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with Georgia Tech Research Corporation ("GTRC") that give the Company the right to use two patents related to its diabetes detection product, and the Company has licensed this proprietary technology to Roche Diagnostics pursuant to the Company's collaborative arrangement with Boehringer Mannheim. The Company has license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give SpectRx access to one patent related to the Company's infant jaundice product, and the Company has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts.

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

Uncertainty of Market Acceptance

         The Company's products are based upon new methods of glucose monitoring, diabetes detection, infant jaundice monitoring and cervical cancer detection. There can be no assurance that any of these products will gain market acceptance. Physicians and individuals will not recommend or use the Company's products unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based or other tests that have a long history of safe and effective use. To date, the Company's products have been utilized by only a limited number of subjects, and no independent studies regarding the Company's products have been published. The lack of any such independent studies may have an adverse effect on the Company's ability to successfully market its products. In addition, purchase decisions for products like the Company's diabetes detection and infant jaundice products are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Little Manufacturing Experience; Dependence on Sole Sources of Supply

          To date, the Company's manufacturing activities have only included its BiliChek(TM) and BiliCal(TM) products on a limited scale. If the Company successfully develops its diabetes detection product and, together with Roche Diagnostics obtains FDA clearance and other regulatory approvals to market that product, the Company will undertake to manufacture this product in significant volumes. The Company has no experience manufacturing such products in the volumes that would be necessary for the Company to achieve significant commercial sales. There can be no assurance that the Company will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although the Company has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by the Company in manufacturing scale-up or failure by the Company to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

          The microspectrometer and disposable calibration element, components of the Company's infant jaundice product, and the blue light module and calibration element, components of the Company's diabetes detection product, are each available from only one supplier and these products would require a major redesign in order to incorporate a substitute component. Certain other components of the infant jaundice and diabetes detection products are currently obtained from only one supplier, but have readily available substitute components that can be incorporated in the applicable product with minimal design modifications. For the Company's products which require a PMA, the inclusion of substitute components could require the Company to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for the Company's products which qualify for a 510(k) premarket notification, the substitute components need only meet the Company's product specifications. Any significant problem experienced by one of the Company's sole source suppliers may result in a delay or interruption in the supply of components to the Company until such supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in the Company's manufacturing operations, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

Limited Marketing and Sales Experience

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

          In addition to funds that the Company expects to be provided by its collaborative partners, the Company may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. The Company believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 12 months, but may not be sufficient to fund the Company's operations to the point of commercial introduction of either of its glucose monitoring product concepts. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Need to Attract and Retain Key Employees

          The Company's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. The officers listed in the Executive Officers and Directors table included in the Company's 2000 Proxy Statement comprise the Company's key personnel. None of these key employees has an employment contract with the Company nor are any of these employees covered by key person or similar insurance. In addition, if the Company, together with its collaborative partners, is able to successfully develop and commercialize the Company's products, the Company will need to hire additional scientific, technical, marketing, managerial and finance personnel. The Company faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

Control by Directors, Executive Officers and Affiliated Entities

          The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of December 31, 1999 approximately 32% of the Company's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 2.   PROPERTIES

          The Company leases approximately 38,000 square feet in Norcross, Georgia, which comprise the Company's administrative, research and development, marketing and production facilities and the Company's planned manufacturing facility. The Company's lease for the portion of this facility housing the finance department and certain planned manufacturing operations extends through 2001, the portions housing certain research and development operations expire in June 2002 and March 2003 and the portion housing administration, sales and marketing, engineering and certain other planned manufacturing operations expires in March 2001.


ITEM 3.   LEGAL PROCEEDINGS

          In March 2000, SpectRx filed a Demand for Arbitration of certain disputes arising under its License Agreement with Altea/NIMCO and a former officer-employee of SpectRx, Jonathan Eppstein, who is also a principal in Altea/NIMCO. SpectRx seeks an interpretation of certain portions of the License Agreement relating to SpectRx's obligation to assign future intellectual property rights and seeks relief and damages for these and other issues. Altea has subsequently sent a letter to SpectRx purporting to give notice of material breach of the License Agreement for failure to assign certain intellectual property rights to Altea or NIMCO and to participate in a joint development program. The company believes that Altea's claims are without merit, but intends to abide by the decision of the Arbitration panel as to the proper scope of SpectRx's duties to assign future intellectual property rights under the License Agreement and to participate in a joint development program.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol SPRX). The number of record holders of the Company's Common Stock at February 28, 2000 was 103.

          The Company completed an initial public offering of 2,361,699 shares of Common Stock in July 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

         The high and low last sales prices for the calendar year 1999 as reported by the Nasdaq National Market are as follows:

                                                    1999
                                            -----------------------
                                             HIGH             LOW
                                            ------           ------
          First Quarter                     $ 8.00           $4.875
          Second Quarter                    $8.125           $ 6.00
          Third Quarter                     $11.25           $ 7.25
          Fourth Quarter                    $12.50           $ 8.25

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

         In conjunction with the amendment of the Abbott Agreement in November 1999, the Company received a total of $5.25 million in November 1999 and January 2000. The funds received are to be applied to research on the continuous monitoring technology.

         In February of 2000, the Company sold 400,000 shares of Common Stock in a private placement transaction to a small group of individual investors for total gross proceeds of $5.0 million.

ITEM 6.   SELECTED FINANCIAL DATA

SPECTRX
(IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)


                                                                            YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------
                                                   1999        1998          1997         1996         1995          1994
STATEMENTS OF OPERATIONS DATA:
REVENUES                                         $ 3,337      $ 1,406      $    901      $   452      $ 1,179      $   122
COST AND EXPENSES:
     COST OF PRODUCT SALES                         1,708        1,626             0            0            0            0
     RESEARCH & DEVELOPMENT                        5,170        4,234         3,714        1,815        1,189          869
     MARKETING                                       900        1,058           835          221          146          126
     GENERAL & ADMINISTRATIVE                      2,222        1,908         2,272        1,526          637          350
                                                 -------      -------      --------      -------      -------      -------

LOSS FROM OPERATIONS                              (6,663)      (7,420)       (5,920)      (3,110)        (793)      (1,223)

NET INTEREST AND OTHER INCOME (EXPENSE)              125          783           194          (68)         113         (124)
                                                 -------      -------      --------      -------      -------      -------

NET LOSS                                         $(6,538)     $(6,637)     $ (5,726)     $(3,178)     $  (680)     $(1,347)
                                                 =======      =======      ========      =======      =======      =======
PREFERRED STOCK DIVIDENDS                            (14)
                                                 -------
LOSS AVAILABLE TO COMMON SHARE STOCKHOLDERS      $(6,552)
                                                 =======
NET LOSS PER SHARE
     BASIC                                       $  (.82)     $  (.84)     $  (1.26)     $ (2.13)     $ (0.48)     $ (0.96)
     DILUTED                                     $  (.82)     $  (.84)     $  (1.26)     $ (2.13)     $ (0.48)     $ (0.96)

SHARES USED TO COMPUTE NET LOSS PER SHARE
     BASIC                                         8,033        7,926         4,528        1,494        1,410        1,410
     DILUTED                                       8,033        7,926         4,528        1,494        1,410        1,410

CONSOLIDATED BALANCE SHEET DATA
     TOTAL ASSETS                                  7,693        7,654        14,999        5,946          751        1,327
     TOTAL LONG TERM OBLIGATIONS, INCLUDING        5,645            0           752          250            0          475
     CONVERTIBLE, REDEEMABLE PREFERRED STOCK

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

OVERVIEW

          SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public and private sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, the Company immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of its business strategy, the Company has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. The company has entered into collaborative arrangements with Abbott, Roche Diagnostics, Respironics, (a successor to Healthdyne Technologies, Inc.) and Welch Allyn for its glucose monitoring, diabetes detection, infant jaundice and cancer detection products, respectively. In December 1996, the Company sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At December 31, 1999, as a result of a subsequent financing, SpectRx's interest in FluorRx was 45%.

          The Company has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 1999, the Company had accumulated deficit of approximately $25.3 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998 and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that the Company's development efforts will result in commercially viable products, that the Company will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that the Company's products will ever gain market acceptance or that the Company will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects its operating losses to continue through 2001 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RESULTS OF OPERATIONS

Comparison of 1999 and 1998

         General. Net losses were approximately $6.6 million, or ($.82) per share, for the year ended December 31, 1999 compared to approximately $6.6 million, or ($.84) per share, in 1998 due to increases in cost of production, research and development expenses and administrative expenses. The Company expects net losses to continue. If the Company is unable to attain certain milestones under a collaboration agreement, its collaborative partner may not make milestone payments under, or may terminate altogether, such agreement. If this were to happen, future net losses would escalate rapidly because of spending increases necessary to complete research, development and clinical trials of the Company's products, commence sales and marketing efforts and establish a manufacturing capability.

          Revenues and Cost of Sales. Revenues increased to approximately $3.3 million for the year ended December 31, 1999 from approximately $1.4 million in 1998. The increase was both in revenue from product sales and milestones from collaboration partners. Product sales of the Company's BiliCheck(TM) product grew 75% to approximately $1.4 million in 1999. Revenue from collaborative agreements, which is generally predicated on achievement of milestones, increased to approximately $1.9 million for the twelve months ended December 31, 1999 from approximately $600,000 in 1998. Cost of Sales were approximately $1.7 million for the twelve months ended December 31, 1999, compared to $1.6 million in 1998. All Cost of Sales are related to product sales and those costs exceeded sales revenues because the Company is in the early stages of product introduction and has excess capacity.

          Research and Development Expenses. Research and development expenses increased to approximately $5.2 million for the year ended December 31, 1999 from approximately $4.2 million in 1998. The increase in research and development expenses was primarily due to increases in prototype materials ($290,000) temporary help ($130,000) and royalty expense ($125,000) primarily related to the initiatives in continuous glucose monitoring and cancer detection, in clinical costs ($70,000) for the company's infant jaundice and diabetes detection products, in legal expenses ($183,000) for patent filings and patent maintenance and a reduction in reimbursed expenses. The Company expects research and development expenses to increase in the future as it expands clinical trials for its products.

         Sales and marketing expenses. Sales and marketing expenses decreased to approximately $900,000 for the year ended December 31, 1999 from $1.1 million in 1998. The decrease was due primarily to decreases in marketing materials ($112,000), and in travel costs ($56,000) related to the infant jaundice product introduction and marketing activity. Sales and marketing expenses are expected to increase in the future, however, as the Company begins to market this product in additional territories.

          General and administrative expenses. General and administrative expenses increased to approximately $2.2 million for the year ended December 31, 1999 from approximately $1.9 million in 1998. The increase in general and administrative expense was due to the increases in compensation ($112,000), and outside professional fees ($148,000). General and administrative expenses are expected to increase in the future as a result of overhead costs associated with expanded research and development activities and, to a lesser extent, expenses associated with being a public company.

          Net interest income and other expense. Net interest and other income decreased to $125,000 for the year ended December 31, 1999 from $783,000 in 1998. This decrease results primarily from recognizing $329,000 of income in 1998 relating to the deconsolidation of FluorRx and lower interest income due to lower cash balances.

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

          Research and development expenses. Research and development expenses increased to approximately $4.2 million for the year ended December 31, 1998 from approximately $3.7 million in 1997. The increase in research and development expenses was primarily due to increases in compensation ($392,000) primarily related to new initiatives in continuous glucose monitoring and cancer detection, in clinical costs ($108,000) for the company's infant jaundice and diabetes detection products, in legal expenses ($76,000) for patent filings and patent maintenance, offset by a reduction in FluorRx expense ($550,000) as a result of reporting FluorRx results under the equity method.

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

          Net interest expense and other expense. Net interest and other income increased to $783,000 for the year ended December 31, 1998 from $194,000 in 1997. This increase results primarily from a one-time gain of $329,000 (net of previously recognized losses in connection with the deconsolidation of FluorRx) (See Note 3 in the accompanying notes), and from an increase in interest received on cash balances received from the initial public offering, available for a full year in 1998, offset by other expense items.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since inception primarily through private sales of its debt and equity securities and public sale of its common stock. From October 27, 1992 (inception) through December 31, 1999, the Company received approximately $31.2 million in net proceeds from sales of its debt and equity securities. At December 31, 1999, the Company had cash of approximately $2.1 million and working capital of approximately $4.8 million. In November 1999, the Company received $2.75 million from its sale of redeemable convertible preferred stock to Abbott in conjunction with an amendment to its Agreement with Abbott for research and development of the Company's glucose monitoring technology. The Company completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by the Company, of approximately $13.2 million. The Company currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop the Company's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of the Company's collaborative partners to fund its development expenditures would have a material adverse effect on the Company's business, financial condition and results of operations.

          Subsequent to December 31, 1999, the Company received additional financing. In January 2000 it received $2.5 million for completion of its sale of Redeemable Convertible Preferred Stock to Abbott, and in February 2000, it received $5.0 million in gross proceeds from the sale of 400,000 shares of its Common Stock in a private placement transaction.

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

OTHER MATTERS

         Year 2000 Issue Update: We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by year 2000 or similar issues. Currently we are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers. Expenditures related to year 2000 compliance efforts were less than $40,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

            [Not applicable]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  SPECTRX, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        ASSETS                                                          1998              1999
                                        ------                                                       --------           -------
CURRENT ASSETS:
   Cash and cash equivalents                                                                          $  4,962             2,143
   Accounts receivable, net of allowance for doubtful accounts of  $24 and $69 in  1998 AND 1999,          683               952
      respectively
   Inventories                                                                                             404               541
   Subscription receivable                                                                                   0             2,500
                                                                                                      --------           -------
   Other current assets                                                                                    119               204
                                                                                                      --------           -------
            Total current assets                                                                         6,168             6,340
                                                                                                      --------           -------


PROPERTY AND EQUIPMENT, NET                                                                                973               839
                                                                                                      --------           -------


OTHER ASSETS:
   Other assets, net                                                                                        42                15
   Due from related parties                                                                                471               499
                                                                                                      --------           -------
            Total other assets                                                                             513               514
                                                                                                      --------           -------
                                                                                                      $  7,654             7,693
                                                                                                      ========           =======



                         LIABILITIES AND STOCKHOLDERS' EQUITY                                           1998              1999
                         ------------------------------------                                         --------           -------

CURRENT LIABILITIES:
   Accounts payable                                                                                   $    436               534
   Accrued liabilities                                                                                     399             1,044
                                                                                                      --------           -------
            Total current liabilities                                                                      835             1,578
                                                                                                      --------           -------
COLLABORATIVE PARTNER ADVANCE                                                                                0               381


REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                                       0             5,264
                                                                                                      --------           -------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 5,000 shares authorized , 0 and 525 shares                              0                 0
      issued as redeemable convertible preferred stock in 1998 and 1999 respectively
   Common stock, $.001 par value; 50,000 shares authorized, 8,014  and 8,056 shares                          8                 8
      issued and outstanding in 1998 and 1999, respectively
   Additional paid-in capital                                                                           25,761            25,888
   Deferred compensation                                                                                  (134)              (58)
   Notes receivable from officers                                                                          (31)              (31)
   Accumulated deficit                                                                                 (18,785)          (25,337)
                                                                                                      --------           -------
            Total stockholders' equity                                                                   6,819               470
                                                                                                      --------           -------
                                                                                                      $  7,654             7,693
                                                                                                      ========           =======

      The accompanying notes are an integral part of these balance sheets.

                                  SPECTRX, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          1997            1998           1999
                                                        -------        --------       --------
REVENUES
      PRODUCT SALES                                           0             823          1,440
      COLLABORATIVE AGREEMENTS                              901             583          1,897
                                                        -------        --------       --------
               TOTAL REVENUE                            $   901        $  1,406       $  3,337
EXPENSES:
   Cost of Product sales                                      0           1,626          1,708
   Research and development                               3,714           4,234          5,170
   Sales and marketing                                      835           1,058            900
   General and administrative                             2,272           1,908          2,222
                                                        -------        --------       --------
                                                          6,821           8,826         10,000
                                                        -------        --------       --------
            Operating loss                               (5,920)         (7,420)        (6,663)

INTEREST EXPENSE (INCOME), NET                             (430)           (462)          (133)

OTHER (INCOME) EXPENSE                                      236            (321)             8
                                                        -------        --------       --------
NET LOSS                                                $(5,726)       $ (6,637)      $ (6,538)
                                                        =======        ========       ========

PREFERRED STOCK DIVIDENDS                                     0               0            (14)
LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $(5,726)       $ (6,637)      $ (6,552)
                                                        =======        ========       ========

BASIC AND DILUTED NET LOSS PER SHARE                    $ (1.26)       $  (0.84)      $  (0.82)
                                                        =======        ========       ========

BASIC AND DILUTED WEIGHTED AVERAGE                        4,528           7,926          8,033
                                                        =======        ========       ========
   SHARES OUTSTANDING


        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       DECEMBER 31, , 1997, 1998 AND 1999

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          SERIES A            SERIES B            SERIES C       COMMON STOCK     ADDITIONAL
                                       PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK  ---------------    PAID-IN
                                       ----------------    ----------------    ---------------
                                       SHARES    AMOUNT    SHARES    AMOUNT    SHARES   AMOUNT  SHARES   AMOUNT     CAPITAL
                                       -------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996              3,104        3      1,272        1       500       1     1,532       2       11,503
    Issuance of common stock at $7          0        0          0        0         0       0     2,160       1       13,152
       per share, net of issuance
       costs of $909,000
    Conversion of convertible          (3,104)     (3)     (1,272)      (1)     (500)     (1)    3,483       4            1
       preferred stocks
    Exercise of warrants at a               0        0          0        0         0       0       560       1          693
       weighted average price per
       share of $1.24
    Exercise of stock options at a          0        0          0        0         0       0        10       0            3
       weighted average price per
       share of $.26
    Employee stock purchase plan at         0        0          0        0         0       0         3       0           20
       a weighted average price per
       share of $5.95
    Amortization of deferred                0        0          0        0         0       0         0       0            0
       compensation
    Net loss                                0        0          0        0         0       0         0       0            0
                                       ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  0     $  0          0     $  0         0    $  0     7,748    $  8      $25,372
                                       ====================================================================================
    Exercise of stock options               0        0          0        0         0       0       169       0           37
    Employee stock purchase plan            0        0          0        0         0       0        14       0           63
    Amortization of deferred                0        0          0        0         0       0         0       0            0
       compensation
    Conversion of subordinated              0        0          0        0         0       0        83       0          289
       promissory notes to equity
       securities
    Repayment of note receivable            0        0          0        0         0       0         0       0            0
       from officer
    Net loss                                0        0          0        0         0       0         0       0            0
                                       ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  0     $  0          0     $  0         0    $  0     8,014    $  8      $25,761
                                       ====================================================================================
    Exercise of stock options               0        0          0        0         0       0        31       0           84
    Employee stock purchase plan            0        0          0        0         0       0        11       0           43
    Amortization of deferred                0        0          0        0         0       0         0       0            0
       compensation
    Dividend on preferred stock             0        0          0        0         0       0         0       0            0
    Net loss                                0        0          0        0         0       0         0       0            0
                                       ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                  0     $  0          0     $  0         0    $  0     8,056    $  8      $25,888
                                       ====================================================================================


                                        DEFERRED       NOTES      ACCUMULATED     STOCKHOLDERS
                                                    RECEIVABLE       DEFICIT         EQUITY
                                                       FROM
                                      COMPENSATION   OFFICERS
                                      --------------------------------------------------------

BALANCE, DECEMBER 31, 1996                (286)         (48)         (6,422)          4,754
    Issuance of common stock at $7           0            0               0          13,153
       per share, net of issuance
       costs of $909,000
    Conversion of convertible                0            0               0               0
       preferred stocks
    Exercise of warrants at a                0            0               0             694
       weighted average price per
       share of $1.24
    Exercise of stock options at a           0            0               0               3
       weighted average price per
       share of $.26
    Employee stock purchase plan at          0            0               0              20
       a weighted average price per
       share of $5.95
    Amortization of deferred                76            0               0              76
       compensation
    Net loss                                 0            0          (5,726)         (5,726)
                                        ----------------------------------------------------
BALANCE, DECEMBER 31, 1997              $ (210)        $(48)       $(12,148)        $12,974
    Exercise of stock options                0            0               0              37
    Employee stock purchase plan             0            0               0              63
    Amortization of deferred                76            0               0              76
       compensation
    Conversion of subordinated               0            0               0             289
       promissory notes to equity
       securities
    Repayment of note receivable             0           17               0              17
       from officer
    Net loss                                 0            0          (6,637)         (6,637)
                                        ----------------------------------------------------
BALANCE, DECEMBER 31, 1998              $ (134)        $(31)       $(18,785)        $ 6,819
                                        ====================================================
    Exercise of stock options                0            0               0              84
    Employee stock purchase plan             0            0               0              43
    Amortization of deferred                76            0               0              76
       compensation
    Dividend on preferred stock              0            0             (14)            (14)
    Net loss                                 0            0          (6,538)         (6,538)
                                        ----------------------------------------------------
BALANCE, DECEMBER 31, 1999              $  (58)        $(31)       $(25,337)        $   470
                                        ====================================================

        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                               YEAR ENDED DECEMBER 31
                                                                                     1997               1998              1999
                                                                                   --------           --------           -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $ (5,726)          $  6,637           $(6,538)
                                                                                   --------           --------           -------
   Adjustments to reconcile net loss to net cash in operating activities:
         Depreciation and amortization                                                  281                375               374
         Gain on deconsolidation of FluorRx                                               0               (329)                0
         Retirement of Fixed Assets                                                       0                  0                38


         Amortization of deferred compensation                                           76                 76                76
         Changes in operating assets and liabilities:

            Accounts receivable                                                        (553)              (129)             (269)
            Inventory                                                                  (218)              (186)             (137)
            Other assets                                                                (36)               (16)              (85)
            Due from related parties                                                    (30)               (29)              (28)
            Accounts payable                                                            (42)               (79)               98
            Accrued liabilities                                                         354                 (4)              645
                                                                                   --------           --------           -------
               Total adjustments                                                       (168)              (321)              712
                                                                                   --------           --------           -------
               Net cash used in operating activities                                 (5,894)            (6,958)           (5,826)
                                                                                   --------           --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                 (769)              (321)             (251)
                                                                                   --------           --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net                                                     13,870                100               127
   Issuance of redeemable convertible preferred stock                                     0                  0             2,750
     Advance from a collaborative partner                                               521                  0               381
     Repayment of note receivable from officer                                            0                 17                 0
                                                                                   --------           --------           -------
               Net cash provided by financing activities                             14,391                117             3,258
                                                                                   --------           --------           -------
NET CHANGE  IN CASH AND CASH EQUIVALENTS                                              7,728             (7,162)           (2,819)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          4,721             12,124             4,962
                                                                                   --------           --------           -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $ 12,449           $  4,962           $ 2,143
                                                                                   ========           ========           =======

CASH PAID FOR:
   Interest                                                                        $     10           $      8           $     2
                                                                                   ========           ========           =======

   Income taxes                                                                    $      0           $      0           $     0
                                                                                   ========           ========           =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Conversion of subordinated promissory notes to equity securities             $      0           $    289           $     0
                                                                                   ========           ========           =======


        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


1.       ORGANIZATION AND BACKGROUND

                  SpectRx, Inc. (the "Company") is engaged in the research and development of products that offer painless and less invasive alternatives to blood tests currently used for glucose monitoring, diabetes screening, and infant jaundice. The Company is also in the process of developing a cervical cancer detection system. The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use, and provide rapid results at the point of care, thereby improving patient well-being and reducing health care costs. The Company's infant jaundice product and products in development for glucose monitoring, diabetes screening, and cervical cancer are based on proprietary electro-optical and microporation technology that can eliminate the pain and inconvenience of a blood sample. The Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche"), Respironics, Inc. ("Respironics"), and Welch Allyn, Inc. ("Welch Allyn") to facilitate the development, commercialization, and introduction of its glucose monitoring, diabetes screening, infant jaundice, and cervical cancer detection system products, respectively.

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

         INVENTORIES

                  Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, 1998 and 1999 (in thousands):


                                              1998          1999
                                             ------        ------
                    Raw materials            $  261        $  323
                    Work in process               5            78
                    Finished goods              138           140
                                             ------        ------
                                             $  404        $  541
                                             ======        ======

         PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 1998 and 1999 (in thousands):


                                              1998          1999
                                             ------        ------
         Equipment                           $1,496        $1,676
         Furniture and fixtures                 314           287
                                             ------        ------
                                              1,810         1,963
         Less accumulated depreciation          837         1,124
                                             ------        ------
         Property and equipment, net         $  973        $  839
                                             ======        ======

         LONG-LIVED ASSETS

                  The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and purchased technology, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         PATENT COSTS

                  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $286,000, $496,000, and $608,000 in 1997, 1998, and 1999, respectively.

         REVENUE RECOGNITION

                  Revenue from product sales is recorded upon shipment of the product to the customer.

                  Revenue from collaborative research and development agreements is recorded when milestones have been met. Periodic license fee payments under collaborative agreements related to future performance are deferred and recognized as income when earned.

         RESEARCH AND DEVELOPMENT

                  Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties. All research and development costs are expensed as incurred.

         NET LOSS PER SHARE

                  The calculation and presentation of net loss per share are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable on the conversion of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). For all periods presented, CSEs have been excluded from weighted average shares outstanding, as their impact was antidilutive.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The book values of cash, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's collaborative partner advance is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the fair value of the Company's collaborative partner advance was not significantly different than the stated value at December 31, 1999.

         COMPREHENSIVE INCOME

                  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components; however, the Company has no other comprehensive income items as defined in SFAS No. 130.

         RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SAFS No. 137 which deterred the effective date of SFAS No. 133 for fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier adoption is permitted. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2001. Management does not believe the adoption of this statement will have a material effect on the financial statements of the Company.

3.       INVESTMENT IN FLUORRX, INC.

                  In December 1996, the Company sublicensed certain technology to and acquired a 65% interest in FluorRx, Inc. ("FluorRx"), a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and
         1.2 million shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998, and April 1999, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000, and $300,000, respectively.
         The issuance of additional preferred stock reduced the Company's ownership (on a converted basis) to 45%.

                  For the year ended December 31, 1997, FluorRx incurred an operating loss of $632,000 which was fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Beginning with the December 1997 funding and through the August 1998 funding, the Company consolidated the FluorRx losses, but with appropriate allocations to the minority shareholders. FluorRx losses recorded by the Company during the fiscal 1998 amounted to $306,000. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection with the change in accounting from consolidation to the equity method, the Company adjusted its investment in FluorRx to $0, which resulted in a one-time gain of $635,000. All FluorRx activity (losses and the one-time gain) is reflected in other (income) expense in the accompanying statements of operations. The Company has also suspended recording losses from its investment in FluorRx. Suspended equity losses amounted to $577,000 and $342,000 for the years ended December 31, 1998 and 1999, respectively. At December 31, 1999, the cumulative suspended equity loss amounted to $1,133,000.

                  In 1997, 1998, and 1999, the Company paid certain patent maintenance and minimum royalty costs amounting to $157,000, $57,000, and $80,000, respectively, related to technology owned by the Company and sublicensed to FluorRx. These costs have been expensed as paid.

4.       STOCKHOLDERS' EQUITY

         INITIAL PUBLIC OFFERING

                  In July 1997, the Company successfully completed its initial public offering of common stock. The Company sold 2,160,000 shares of common stock, including an underwriter's overallotment of 160,000 shares, at an initial public offering price of $7. The total proceeds of the initial public offering, net of underwriting discounts and offering expenses, were approximately $13.2 million. In connection with the offering, all outstanding shares of Series A, B, and C preferred stock converted into 3,482,762 shares of common stock. Additionally, warrants to purchase 559,986 shares of common stock were exercised for proceeds of $694,000.

         PREFERRED STOCK

                  In January 1997, the Company authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

                  In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or securities at a rate of 6% per annum. The preferred shares, together with any accrued but unpaid dividends, are convertible into common shares at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares are mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of December 31, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares (which notice may not be given prior to June 1, 2002). Additionally, the Company may redeem the shares upon receiving a conversion notice. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

                  In November 1999, Abbott subscribed to 525,000 shares of Redeemable Convertible Preferred Stock for consideration of $5,250,000 of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

         CONVERSION OF SUBORDINATED PROMISSORY NOTES

                  In June 1996, the Company issued an 8% convertible subordinated promissory note for $250,000. In June 1998, the holder of the note converted outstanding principal and interest into 82,637 shares of common stock at a conversion rate of $3.50.

         STOCK OPTIONS

                  In May 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") (as amended), under which 1,428,572 shares of common stock are authorized and reserved for use in the Plan. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At December 31, 1999, options to purchase 110,494 shares of common stock were available for future grant under the Plan.

                  Stock option activity for each of the three years ended December 31, 1999 is as follows:


                                                                                 WEIGHTED
                                                                                 AVERAGE
                                                            NUMBER OF           PRICE PER
                                                             OPTIONS              SHARE
                                                            ---------           ---------
         Outstanding, December 31, 1996                       663,362           $   0.64
             Granted                                          418,000               7.50
             Exercised                                        (10,065)              0.26
             Canceled                                          (5,656)              0.46
                                                            ---------
         Outstanding, December 31, 1997                     1,065,641               3.34
             Granted                                          121,000               6.43
             Exercised                                       (169,472)              0.22
             Canceled                                         (44,256)              3.69
                                                            ---------
         Outstanding, December 31, 1998                       972,913               4.25
             Granted                                          194,500               7.52
             Exercised                                        (31,130)              2.65
             Canceled                                         (29,274)              6.51
                                                            ---------
         Outstanding, December 31, 1999                     1,107,009               4.82
                                                            =========

         Exercisable, December 31, 1999                       645,243               3.39
                                                            =========           ========

         The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price:


                                         OPTIONS OUTSTANDING
                              -------------------------------------------            OPTIONS EXERCISABLE
                                                               WEIGHTED           --------------------------
                                                 WEIGHTED      AVERAGE                              WEIGHTED
           RANGE OF             NUMBER            AVERAGE     CONTRACTUAL          NUMBER            AVERAGE
       EXERCISE PRICES        OF SHARES            PRICE          LIFE            OF SHARES           PRICE
       ---------------        ---------          --------     -----------         ---------         --------
         $0.21-$0.70            364,621          $   0.55       6.2 years          338,617          $   0.53
         $2.45-$4.13             94,288              2.90       8.9 years           60,700              2.65
         $5.13-$8.50            648,100              7.51       8.5 years          245,926              7.50
                              ---------                                            -------
            Total             1,107,009              4.82       7.7 years          645,243              3.39
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

                  The Company has elected to account for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," however, the Company has computed for pro forma disclosure purposes the value of all options granted in each of the three years ended December 31, 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 1997, 1998, and 1999:



                                                 1997         1998         1999
                                                -------      -------      --------
               Risk-free interest rate             5.86%        5.17%        5.09%
               Expected dividend yield                0%           0%           0%
               Expected lives                   4 years      4 years      4 years
               Expected volatility                   58%          58%          58%

         The total values of the options granted during the years ended December 31, 1997, 1998, and 1999 were computed as approximately $1,587,000, $437,000, and $749,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported net loss and net loss per share for each of the three years ended December 31, 1999 would have increased by the following pro forma amounts (in thousands, except per share amounts):


                                                                      1997                1998                1999
                                                                   ---------           ---------           ---------
               Net loss available to common shareholders:
                      As reported                                  $  (5,726)          $  (6,637)          $  (6,552)
                      SFAS No. 123 Pro forma                          (5,890)             (7,226)             (7,315)
               Basic and diluted net loss per share:

                      As reported                                  $   (1.26)         $     (.84)          $    (.82)
                      SFAS No. 123 Pro forma                           (1.30)               (.91)               (.91)

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

         EMPLOYEE STOCK PURCHASE PLAN

                  In connection with the offering, the Company adopted an employee stock purchase plan under which the Company may issue up to 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 1999, there were 185,948 shares available for future issuance under the Plan.

5.       INCOME TAXES

                  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 1999, the Company had net operating loss carryforwards of approximately $24,357,000 available to offset its future income tax liability. The NOL carryforwards begin to expire in 2007. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years if significant ownership changes have occurred.

                  Components of deferred tax assets are as follows at December 31, 1998 and 1999 (in thousands):


                                               1998              1999
                                             -------           -------
                NOL carryforwards            $ 6,852           $ 9,256
                Valuation allowance           (6,852)           (9,256)
                                             -------           -------
                Deferred tax assets          $     0           $     0
                                             =======           =======

6.       COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments at December 31, 1999 under noncancellable operating leases for office space and equipment are as follows (in thousands):

                          2000                        $270
                          2001                         249
                          2002                         102

                  Rental expense was $215,000, $261,000, and $225,000 in 1997,
         1998, and 1999, respectively.

                  In the past, the Company has been subject to certain asserted and unasserted claims against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management, there are no known claims against the Company's owned or licensed intellectual property rights that will have a material adverse impact on the Company's financial position or results of operations.

7.       RELATED-PARTY TRANSACTIONS

                  In connection with a June 1994 sale of restricted stock, the Company loaned two officers of the Company $48,000, of which $31,000 is outstanding at December 31, 1999. These loans are secured by common stock of the Company held by the officers, bear interest at 6% per annum, and become payable on December 31, 2001. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheets.

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

8.       LICENSE AND TECHNOLOGY AGREEMENTS

                  As part of the Company's efforts to conduct research and development activities and to commercialize potential products, the Company, from time to time, enters into agreements with certain organizations and individuals that further those efforts but also obligate the Company to make future minimum payments or to remit royalties ranging from 1% to 3% of revenue from the sale of commercial products developed from the research.

                  The Company generally has the option not to make required minimum royalty payments, in which case the Company loses the exclusive license to develop applicable technology. Minimum required payments to maintain exclusive rights to licensed technology are as follows at December 31, 1999 (in thousands):

                          2000                        $   858
                          2001                          1,160
                          2002                          1,410
                          2003                          1,410
                          2004                          1,410

         During 1997, 1998, and 1999, the Company incurred royalty expenses of $110,000, $188,000, and $423,000, respectively.

                  Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

9.       COLLABORATIVE AGREEMENTS

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

         ABBOTT

                  The Abbott Agreement, as amended, requires Abbott to make milestone payments based on progress achieved, to remit royalties to the Company based on net product sales, and to reimburse certain direct expenses incurred by the Company in connection with the development of glucose monitoring products. Reimbursed expenses of $1,798,000, $1,260,000, and $39,000 for the years ended December 31, 1997, 1998, and 1999, respectively, have been netted with research and development expenses in the accompanying statements of operations.

                  The Company recorded revenues of $500,000 during 1997 related to the achievement of a milestone. Additionally, in 1997, Abbott purchased $3,000,000 of Series C preferred stock and in November 1999, subscribed to $5,250,000 of redeemable convertible preferred stock (Note 4).

         WELCH ALLYN

                  The Welch Allyn agreement requires Welch Allyn to share equally the operating expenses and cost of capital assets, to make milestone payments based on progress achieved, and to pay the Company a technology access fee. Reimbursed expenses of $0, $250,000, and $524,000 for the years ended December 31, 1997, 1998, and 1999, respectively, have been netted with research and development expenses in the accompanying statements of operations. Welch Allyn will have the exclusive rights to manufacture and supply the cervical cancer detection system product with the exception of a certain module. The parties have agreed to enter into a joint venture for purposes of carrying out the commercialization of the cervical product. The Company recorded revenues of $0, $250,000, and $700,000 during 1997, 1998, and 1999, respectively, related to the achievement of certain milestones.

                  At December 31, 1999, a receivable from Welch Allyn represented 74 % of accounts receivable. The balance due was paid in January 2000.

         ROCHE

                  The Roche agreement requires Roche to make milestone payments based on progress achieved and to purchase diabetes screening products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. During 1997, 1998, and 1999, the Company recorded $0, $0, and $987,000, respectively, in revenues related to the achievement of certain milestones.

                  In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times from Roche. The balance is non interest bearing and is due January 2001.

         RESPIRONICS

                  The Respironics agreement requires Respironics to make milestone payments based on progress achieved and to purchase infant jaundice products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. The Company recorded revenues of $250,000, $275,000, and $200,000 in 1997, 1998, and 1999, respectively, related to the achievement of certain milestones. Additionally, Respironics purchased products amounting to $0, $191,000, and $364,000 during 1997, 1998, and 1999, respectively, from the Company.

10.      BUSINESS SEGMENT INFORMATION

                  The Company operates in one business segment, the research and development of products that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring, diabetes screening, cervical cancer detection, and infant jaundice. The Company had no product sales prior to fiscal year 1998. During fiscal years 1998 and 1999, total product revenues of $823,000 and $1,440,000, respectively, related to the Company's infant jaundice product. The Company has licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics. The Company distributes the product outside the United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenues attributable to countries based on the location of the customer are as follows (in thousands):


                                                  1997        1998          1999
                                                 ------      ------        ------
               Europe                            $    0      $  480        $  566
               United States and Canada               0         191           364
               Mexico                                 0           4           209
               Middle East                            0          64           154
               Far East                               0          39            81
               Other                                  0          45            66
                                                 ------      ------        ------
                             Total               $    0      $  823        $1,440

                                                 ======      ======        ======


         Because all product revenues are derived from the sale of U.S.-produced product, the Company has no significant long-lived assets located outside the United States.

11.      SUBSEQUENT EVENT

                  On February 23, 2000, the Company completed a private placement of 400,000 shares of common stock. The shares were sold for $12.50 per share resulting in gross proceeds of $5,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 25, 2000, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors and nominees for directors of the Company is incorporated by reference to the Company's Proxy Statement.

         The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages at February 28, 2000, are as follows:


     NAME                        AGE                           POSITION

Mark A. Samuels                   42         Chairman, Chief Executive Officer and Director
Keith D. Ignotz                   52         President, Chief Operating Officer and Director
Thomas H. Muller, Jr.             58         Executive Vice President, Chief Financial Officer and Secretary
Mark L. Faupel                    44         Vice President, Research & Development
Richard L. Fowler                 43         Vice President, Engineering
Robert G. Rothfritz               50         Vice President, Operations

         Except as set forth below, all of the executive officers have been associated with the Company in their present or other capacities for more than the past five years. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. There are no family relationships among executive officers of the Company.

         Mark A. Samuels has served as a member of the Company's Board of Directors and Chief Executive Officer since co-founding the Company in 1992. Prior to that time, Mr. Samuels was a founder of Laser Atlanta Optics, Inc., an optical sensor company, where he held the position of President and Chief Executive Officer until 1992, and was a director until October 1996. While at Laser Atlanta Optics, Mr. Samuels focused on the development of commercial and medical applications of electro-optics. Mr. Samuels earned a B.S. in Physics and an M.S. (Electrical Engineering) from Georgia Institute of Technology.

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

         Thomas H. Muller, Jr. has served as the Company's Chief Financial Officer since joining the Company in December 1996. Prior to that time, Mr. Muller was President of Muller & Associates, an operational and financial management services company and Chief Financial Officer of Nurse On Call, Inc. From 1984 to 1992, Mr. Muller was Chief Financial Officer of HBO & Company, a provider of information systems and services to the health care industry. Mr. Muller is a member of the board of directors of NetB@nk, Inc., an internet banking company. Mr. Muller earned a B.I.E. in Industrial Engineering from Georgia Institute of Technology and an M.B.A. from Harvard Business School.

Mark L. Faupel, Ph.D. has served as the Company's Vice President of Research and Development since August 1998. Dr. Faupel joined the Company on February 2, 1998 in the capacity of Vice President, New Product Development. Prior to that time, Dr. Faupel was an independent consultant to the Company and other firms in cancer research. From 1987-1997, Dr. Faupel held various positions with Biofield Corporation, a medical device company in the area of breast cancer detection, a firm which he co-founded and served as Vice President, Director of Science and Vice President, Research and Development.

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

         (C)      EXHIBITS

                  The exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

                                  EXHIBIT INDEX


  EXHIBIT                                                   DESCRIPTION
    NO.           -------------------------------------------------------------------------------------------------
------------
   3.1 (2)        Certificate of Incorporation of the Company, as amended, as currently in effect.

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

10.21A (1)*       Research and Development and License Agreement, dated
                  October 10, 1996, between Abbott Laboratories and the Company.

10.21B(3)*        Letter Agreement, dated December 22, 1997, between Abbott
                  Laboratories and the Company.



  EXHIBIT                                                   DESCRIPTION
    NO.           -------------------------------------------------------------------------------------------------
------------


10.21C**          Third Amendment to Research and Development and License
                  Agreement, dated November 30, 1999 between Abbott Laboratories and the Company

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

   27.1           Financial Data Schedule.


-------------------
*     Confidential treatment granted for portions of these agreements.

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

(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 1998, filed March 30, 1999.

(5) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on the 30th day of March 2000.

                                      SPECTRX, INC.

                                      By: /s/ MARK A. SAMUELS
                                         ---------------------------------------
                                         Mark A. Samuels
                                         Chairman and Chief Executive Officer

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


                SIGNATURE                                         TITLE                                  DATE
                                           -----------------------------------------------      -----------------------

           /s/ MARK A. SAMUELS             Chairman,  Chief Executive Officer and Director          March 30, 2000
---------------------------------------
                                           (Principal Executive Officer)
             Mark A. Samuels


        /s/ THOMAS H. MULLER, JR.          Executive Vice President and Chief Financial             March 30, 2000
---------------------------------------
                                           Officer (Principal Financial and Accounting
          Thomas H. Muller, Jr.            Officer)


           /s/ KEITH D. IGNOTZ             President, Chief Operating Officer and Director          March 30, 2000
---------------------------------------

             Keith D. Ignotz


          /s/ CHARLES G. HADLEY            Director                                                 March 30, 2000
---------------------------------------

            Charles G. Hadley


            /s/ EARL R. LEWIS              Director                                                 March 30, 2000
---------------------------------------

              Earl R. Lewis


            /s/ WILLIAM E. ZACHARY         Director                                                 March 30, 2000
---------------------------------------
              William E. Zachary

