Form 10-K405/A
period 1999-12-31
SPECTRX INC
filed 2000-04-05
CIK 924515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       to
                                   FORM 10-K

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SpectRx, Inc.:


We have audited the accompanying balance sheets of SPECTRX, INC. (a Delaware corporation) as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectRx, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
February 23, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on the 5th day of April 2000.

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


                SIGNATURE                                         TITLE                                  DATE
                                           -----------------------------------------------      -----------------------

           /s/ MARK A. SAMUELS             Chairman,  Chief Executive Officer and Director          April 5, 2000
---------------------------------------
                                           (Principal Executive Officer)
             Mark A. Samuels


        /s/ THOMAS H. MULLER, JR.          Executive Vice President and Chief Financial             April 5, 2000
---------------------------------------
                                           Officer (Principal Financial and Accounting
          Thomas H. Muller, Jr.            Officer)


           /s/ KEITH D. IGNOTZ             President, Chief Operating Officer and Director          April 5, 2000
---------------------------------------

             Keith D. Ignotz


          /s/ CHARLES G. HADLEY            Director                                                 April 5, 2000
---------------------------------------

            Charles G. Hadley


            /s/ EARL R. LEWIS              Director                                                 April 5, 2000
---------------------------------------

              Earl R. Lewis


            /s/ WILLIAM E. ZACHARY         Director                                                 April 5, 2000
---------------------------------------
              William E. Zachary

