Form 10-Q
period 2000-03-31
SPECTRX INC
filed 2000-05-15
CIK 924515

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 YES [X] NO [ ]

                  The number of issued and outstanding shares
                    of the Registrant's Common Stock, $0.001
                      par value, as of March 31, 2000, was
                                   8,471,339.

                                 SPECTRX, INC.

                                     INDEX


                                                         PAGE NO.
                                                         --------
PART I.  FINANCIAL INFORMATION..........................    3

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS -
         DECEMBER 31, 1999 AND MARCH 31, 2000...........    3

         STATEMENTS OF OPERATIONS -
         THREE MONTHS ENDED MARCH 31, 1999 AND 2000.....    4

         STATEMENTS OF CASH FLOWS -
         THREE MONTHS ENDED MARCH 31, 1999 AND 2000 ....    5

         NOTES TO FINANCIAL STATEMENTS..................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..    7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK....................................   18

PART II. OTHER INFORMATION..............................   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............   19

SIGNATURES..............................................   20

EXHIBIT INDEX...........................................   21


                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          DECEMBER 31,     MARCH 31,
                                                             1999            2000
                                                          -----------      ---------

                                        ASSETS

CURRENT ASSETS
  Cash & Cash Equivalents..............................    $  2,143        $ 8,042
  Accounts Receivable..................................         952            399
  Inventory............................................         541            416
  Subscription Receivable..............................       2,500              0
  Other Current Assets.................................         204            319
                                                           --------        -------
     Total Current Assets..............................       6,340          9,176

PROPERTY & EQUIPMENT, Net of Accumulated
 Depreciation of $1,124 and $1,206 in 1999
 and 2000 respectively.................................         839            993
                                                           --------        -------

OTHER ASSETS
  Other Assets.........................................          15              8
  Due from related parties.............................         499            507
                                                           --------        -------
     Total Other Assets................................         514            515
                                                           --------        -------
TOTAL ASSETS...........................................    $  7,693        $10,684
                                                           ========        =======

                          LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts Payable....................................     $   534         $   351
  Accrued Liabilities.................................       1,044           1,002
                                                           -------         -------
     Total Current Liabilities........................       1,578           1,353

CUSTOMER ADVANCE......................................         381             381
REDEEMABLE CONVERTIBLE PREFERRED STOCK................       5,264           5,343
STOCKHOLDERS' EQUITY
  Common Stock........................................           8               8
  Additional paid-in-capital..........................      25,888          30,756
  Deferred comp.......................................         (58)            (39)
  Accumulated deficit.................................     (25,337)        (27,087)
  Notes Receivable from officers......................         (31)            (31)
                                                          --------         -------
     Total Stockholders' equity.......................         470           3,607
                                                          --------         -------
TOTAL LIABILITIES & EQUITY............................    $  7,693        $ 10,684
                                                          ========        ========


                                  SPECTRX, INC.

                       UNAUDITED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS
                                                         ENDED MARCH 31
                                                      --------------------
                                                        1999        2000
                                                      -------      -------
REVENUE

  Product Sales                                       $   306      $   561
  Collaborative agreements                                100          500
                                                      -------      -------
TOTAL                                                     406        1,061

EXPENSES

  Cost of Sales                                           355          530
  Research & development                                1,133        1,555
  Sales & marketing                                       185          218
  General & administrative                                599          519
                                                      -------      -------
    Total                                               2,272        2,822
                                                      -------      -------

  Operating (loss)                                     (1,866)      (1,761)


OTHER EXPENSE (INCOME)                                    (55)         (21)

INTEREST EXPENSE (INCOME)                                  (0)         (69)


NET LOSS                                              $(1,811)     $(1,671)
  Preferred Stock Dividends                                 0          (79)
                                                      -------      -------
  Loss Available to Common Shareholders                (1,811)      (1,750)
                                                      =======      =======
Net (Loss) Per Share

  Basic                                               $ (0.23)     $ (0.21)
                                                      =======      =======
  Diluted                                             $ (0.23)     $ (0.21)
                                                      =======      =======

  Weighted Common Equivalent
  Shares Outstanding
  Basic                                                 8,017        8,256
                                                      =======      =======
  Diluted                                               8,017        8,256
                                                      =======      =======

                                 SPECTRX, INC.

                       UNAUDITED STATEMENT OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              ------------------
                                                                1999      2000
                                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss....................................................  $(1,811)  $(1,671)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       91        86

    Amortization of deferred compensation...................       19        19
    Changes in assets and liabilities:
      Accounts receivable...................................      413       553
      Inventory.............................................       (5)      125
      Other assets..........................................      (98)     (123)
      Subscription Receivable...............................        0     2,500
      Accounts payable......................................      (46)     (183)
      Accrued liabilities...................................      392       (42)
                                                              -------   -------
        Total adjustments...................................      766     2,935

        Net cash used in operating activities...............   (1,045)   (1,264)
                                                              -------   -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment...............      (66)     (233)
                                                              -------   -------
        Net cash used in investing activities...............      (66)     (233)
                                                              -------   -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock (net of issuance costs)..........        2     4,868
                                                              -------   -------
        Net cash provided by financing activities...........        2     4,868
                                                              -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (1,109)    5,899
CASH AND CASH EQUIVALENTS, beginning of period..............    4,962     2,143
                                                              -------   -------
CASH AND CASH EQUIVALENTS, end of period....................  $ 3,853   $ 8,042
                                                              =======   =======

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim financial statements included herein have been prepared by SpectRx without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of March 31, 2000, the consolidated results of operations for the three months ended March 31, 1999 and 2000, and the consolidated cash flows for the three months ended March 31, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of SpectRx continue unchanged from December 31, 1999. SpectRx believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 financial statements and notes thereto included in SpectRx's Annual Report on Form 10K.

     The results of operations for the three months ended March 31, 1999 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   FLUORRX

     In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 64.8% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. SpectRx's interest in FluorRx, Inc. is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000,$429,000, and $511,000 respectively. The issuance of additional preferred stock reduced SpectRx's ownership (on an as converted basis) to 45%. Effective with the August 1998 funding, SpectRx began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, SpectRx began suspending the equity losses from its investment in FluorRx. The accompanying Statement of Operations for the three months ended March 31, 2000 exclude $69,917 in losses which represents SpectRx's 45% equity in the loss of FluorRx. Cumulative suspended equity losses as of March 31, 2000 amount to $1,202,917.

3.   COMPREHENSIVE INCOME

     SpectRx currently has no other Comprehensive Income items as defined by SFAS No. 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with SpectRx's Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

     SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, issuance of debt securities, the public and private sale of common stock and funding from collaborative arrangements. Following its initial funding in early 1993, SpectRx immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of its business strategy, SpectRx has selectively established arrangements with leading medical device companies for the development, commercialization and introduction of its products. SpectRx has entered into collaborative arrangements with Abbott Laboratories, Roche Diagnostics, Respironics (a successor to Healthdyne Technologies, Inc.) and Welch Allyn for its glucose monitoring, diabetes detection, infant jaundice and cancer detection products, respectively. In December 1996, SpectRx sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At March 31, 2000, as a result of subsequent financings, SpectRx's interest in FluorRx was 45%.

     SpectRx has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. SpectRx has experienced operating losses since its inception, and, as of March 31, 2000, SpectRx had accumulated deficit of approximately $27.1 million. To date, SpectRx has engaged primarily in research and development efforts. SpectRx first generated revenues from product sales in 1998 and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that SpectRx's development efforts will result in commercially viable products, that SpectRx will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that SpectRx's products will ever gain market acceptance or that SpectRx will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. SpectRx expects its operating losses to continue through 2001 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

     The majority of SpectRx's revenues and profits are expected to be derived from royalties and manufacturing profits that SpectRx will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of its glucose monitoring, diabetes detection and infant jaundice products, respectively. SpectRx's collaboration with Welch Allyn is more like a joint venture, so revenues and profits expected to be derived from the sales of cervical cancer detection products will be sales to distributors and end users. The royalties, manufacturing profits and distribution profits that SpectRx is expected to receive from each of its collaborations depend on sales of such products. There can be no assurance that SpectRx, together with its collaborative partners, will be able to sell sufficient volumes of SpectRx's products to generate substantial revenues and profits for SpectRx.

     SpectRx has entered into collaborative arrangements with Abbott, Roche Diagnostics, Respironics, and Welch Allyn. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of SpectRx's collaborative partners were to terminate its arrangement with SpectRx, SpectRx would either need to reach agreement with a replacement collaborative partner or undertake at its own expense the activities handled by its collaborative partner prior to such termination, which would require SpectRx to develop expertise it does not currently possess, would significantly increase SpectRx's capital requirements and would limit the programs SpectRx could pursue. SpectRx would likely encounter significant delays in introducing its products and the development, manufacture and sales of its products would be adversely affected by the absence of such collaborative arrangements. The termination of any of SpectRx's collaborative arrangements would have a material adverse effect on SpectRx's business, financial condition and results of operations.

QUARTER OVERVIEW

     In addition to the results from operations discussed below, SpectRx announced several items during the quarter. In January we announced that we had received $2.75 million from Abbott completing the redeemable convertible preferred stock financing. Also, in January, we demonstrated a hand-held laser prototype device which will be part of the continuous glucose monitoring system we are developing. In March, we completed a private financing of $5.0 million in common stock. At the end of the quarter we also received a $500,000 milestone from Abbott for our work on the continuous glucose monitoring product. The financial results below show revenue from shipments of our Accu-Check D-Tector(TM) to our partner Roche. These are the first production units to be shipped and will be used to complete clinical studies for FDA submission.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

     General. Net losses remained constant at $1.8 million during the three months ended March 31, 2000 as compared to the same period in 1999 due to an increase in milestone and product revenues offset by an increase in R&D spending. SpectRx expects similar net losses to continue.

     Revenue. SpectRx has historically received the majority of its revenue from achieving development milestones with one or more of its strategic partners. SpectRx began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the 1st quarter of 1999. In March 2000 we shipped the first Accu-Check D-Tector(TM) units which will be used in clinical trials. Product revenue increased to $561,000 for the quarter ended March 31, 2000 from $306,000 for the same period of 1999. Milestone revenue, which is event-based rather than sales-based, increased to $500,000 during the three months ended March 31, 2000 from $100,000 during the same period in 1999 primarily due to the milestone accomplished on SpectRx's glucose monitoring device.

     Cost of Sales. Cost of sales was $530,000 for the three months ended March 31, 2000 versus $355,000 during the same period of 1999. While the cost of sales increase is directly related to product revenue, a portion of the cost of sales represents excess capacity production charges which were equal to this period in 1999. SpectRx expects excess capacity to exist for the remainder of this year.

     Research and Development Expenses. Research and development expenses increased to approximately $1,555,000 during the three months ended March 31, 2000 from approximately $1,133,000 during the same period in 1999. The increase in research and development expenses was primarily due to expansion of research in glucose monitoring and cancer detection, including increases in costs to conduct clinical trials, salaries, consulting and contracted research for its developmental products.SpectRx expects research and development expenses to remain at a high level this year as it continues development and expands clinical trials for its products.

     Sales and Marketing Expenses. Sales and marketing expenses increased slightly to $218,000 during the three months ended March 31, 2000 from approximately $185,000 during the same period in 1999. Marketing expenses are expected to increase in the future as BiliChek(TM) sales expand geographically.

     General and Administrative Expenses. General and administrative expenses decreased to approximately $519,000 during the three months ended March 31, 2000 compared to the approximately $599,000 incurred during the same period in 1999. The decrease is primarily due to reduced compensation expense and lower legal fees than in the first quarter of 1999. General and Administrative expenses, however, are expected to increase in the future.

     Net Interest and Other Income. Net interest and other income increased to $90,000 during the three months ended March 31, 2000 from $55,000 during the same period in 1999. This increase is due to a higher amount of interest being earned on higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     SpectRx has financed its operations since inception primarily through private sales of its debt and private and public sales of its equity securities. From October 27, 1992 (inception) through March 31, 2000, SpectRx received approximately $36.0 million in proceeds from sales of its debt and equity securities. At March 31, 2000, SpectRx had cash of approximately $8.0 million and working capital of approximately $7.8 million. SpectRx completed an initial public offering of its common stock on July 7, 1997 which resulted in net proceeds received by SpectRx, before expenses related to the transaction, of approximately $14.0 million. SpectRx issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the amendment to its agreement with Abbott which was signed at the same time. SpectRx also issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million.

     SpectRx currently invests its excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop SpectRx's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Any failure of SpectRx's collaborative partners to fund its development expenditures would have a material adverse effect on SpectRx's business, financial condition and results of operations. In addition to funds that SpectRx expects to be provided by its collaborative partners, SpectRx may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. Assuming SpectRx meets its milestones under its agreements with its strategic collaborators SpectRx believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next twelve months, but may not be sufficient to fund SpectRx's operations to the point of commercial introduction of its glucose monitoring product. However, there can be no assurance that SpectRx will meet its milestones or receive payments from its strategic collaborators.

OTHER MATTERS

Year 2000 Issue Update

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

Legal Proceedings

     In March 2000, SpectRx filed a Demand for Arbitration of certain disputes arising under its License Agreement with Altea/NIMCO and a former officer-employee of SpectRx, Jonathan Eppstein, who is also a principal in Altea/NIMCO. SpectRx seeks an interpretation of certain portions of the License Agreement relating to SpectRx's obligation to assign future intellectual property rights and seeks relief and damages for these and other issues. Altea has subsequently sent a letter to SpectRx purporting to give notice of material breach of the License Agreement for failure to assign certain intellectual property rights to Altea or NIMCO and to participate in a joint development program. As part of the arbitration process, SpectRx and Altea have agreed that the cure period for the purported default will be held in abeyance pending a final resolution of the arbitration proceedings. The company believes that Altea's claims are without merit, but intends to abide by the decision of the Arbitration panel as to the proper scope of SpectRx's duties to assign future intellectual property rights under the License Agreement and to participate in a joint development program.

RISK FACTORS

     The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. SpectRx's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following risk factors.

Limited Operating History; History of Losses and Expectations of Future Losses

     SpectRx has a limited operating history upon which its prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. SpectRx has experienced operating losses since its inception, and, as of March 31, 2000, SpectRx had an accumulated deficit of approximately $27.1 million. To date, SpectRx has engaged primarily in research and development efforts. SpectRx has only generated limited revenues from product sales and does not have significant experience in manufacturing, marketing or selling its products. There can be no assurance that SpectRx's development efforts will result in commercially viable products, that SpectRx will be successful in introducing its products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that SpectRx's products will ever gain market acceptance or that SpectRx will ever generate significant revenues or achieve profitability. The development and commercialization of its products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. SpectRx expects its operating losses to continue through 2001 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

     The design, manufacturing, labeling, distribution and marketing of SpectRx's products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for SpectRx to market its products in the United States, SpectRx must obtain clearance or approval from the FDA. SpectRx intends to seek clearance to market each of its products, where possible, through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market SpectRx's infant jaundice product. A 510(k) has been filed for expanded use during phototherapy treatment for the BiliChek(TM). A 510(k) premarket notification was filed in 1998 with the FDA for clearance to market the diabetes detection product. The 510(k) was later withdrawn, and discussions have been held by Roche Diagnostics with the FDA in preparation for clinical activity and the submission of a PMA for this product to be filed in 2000. SpectRx has not filed any other 510(k) premarket notification or PMA for clearance with the FDA. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of SpectRx's products. In addition, there can be no assurance that the FDA will not require the submission of a premarket approval ("PMA") application to obtain FDA approval to market other SpectRx products. Preliminary expectations regarding SpectRx's cancer program and glucose program are that each of those filings would be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit SpectRx's ability to market its products. Further, if SpectRx wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that SpectRx conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing SpectRx's products to market and substantial additional research and other expenditures by SpectRx. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of SpectRx's products could hinder SpectRx's ability to effectively market its products. Any of the foregoing actions by the FDA could delay or prevent altogether SpectRx's ability to market and distribute its products and could have a material adverse effect on SpectRx's business, financial condition and results of operations.

     In order for SpectRx to market its products under development in Europe and certain other foreign jurisdictions, SpectRx and its distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain foreign regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, SpectRx has obtained ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. While SpectRx has received ISO 9001 and CE mark certification, it must maintain its certifications in future periods. Failure to receive or maintain ISO 9001 or CE mark certification or other foreign regulatory approvals could have a material adverse effect on SpectRx's business, financial condition and results of operations. There can be no assurance that SpectRx will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market SpectRx's products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on SpectRx's business, financial condition and results of operations.

     SpectRx and its collaborative partners will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practice ("GMP") and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in foreign jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on SpectRx's business, financial condition and results of operations.

     The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices (the "Branch") has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel (the "Panel") is an external advisory panel that provides advice to the Branch regarding devices that are reviewed by the Branch. The panel meets from time to time and provides comments to the Branch regarding guidelines. There can be no assurance that the Panel's comments will not result in a FDA policy or change in FDA policy that is materially adverse to SpectRx's regulatory position.

     SpectRx will rely upon Abbott, Roche Diagnostics and Respironics to obtain certain United States and foreign regulatory approvals and clearances for its glucose monitoring, diabetes detection and infant jaundice products, respectively, and if such approvals or clearances are obtained SpectRx will rely upon these collaborative partners to maintain them in full force and effect and to otherwise remain in compliance with all applicable United States and foreign regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely affect SpectRx's business, financial condition and results of operations.

Dependence on Licensed Patent Applications and Proprietary Technology

     SpectRx's success depends in large part upon its ability to establish and maintain the proprietary nature of its technology through the patent process and to license from others patents and patent applications necessary to develop its products. SpectRx has licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and has licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. SpectRx has license agreements with Georgia Tech Research Corporation ("GTRC") that give SpectRx the right to use two patents related to its diabetes detection product, and SpectRx has licensed this proprietary technology to Roche Diagnostics pursuant to SpectRx's collaborative arrangement with Roche Diagnostics. SpectRx has license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give SpectRx access to one patent related to SpectRx's infant jaundice product, and SpectRx has applied for two patents related to this product. SpectRx has licensed the one patent and two patent applications to Respironics pursuant to its collaborative arrangement with that company. In addition, SpectRx has licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that it intends to use in its research and development efforts. SpectRx has been issued, in total, eight U.S. patents. In addition, it has filed for a total of 30 U.S. patents that are still in prosecution.

     There can be no assurance that one or more of the patents held directly by SpectRx or licensed by SpectRx from third parties, including the disposable components to be used in connection with its glucose monitoring and infant jaundice products, or processes used in the manufacture of SpectRx's products, will not be successfully challenged, invalidated or circumvented or that SpectRx will otherwise be able to rely on such patents for any reason. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with SpectRx's ability to make, use and sell its products either in the United States or in foreign markets. If any of SpectRx's patents are successfully challenged, invalidated or circumvented or SpectRx's right or ability to manufacture its products were to be proscribed or limited, SpectRx's ability to continue to manufacture and market its products could be adversely affected, which would likely have a material adverse effect upon SpectRx's business, financial condition and results of operations.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Certain companies in the medical device industry have instituted intellectual property litigation, including patent infringement actions, for legitimate and, in certain cases, competitive reasons. In addition, the United States Patent and Trademark Office ("USPTO") may institute litigation or interference proceedings. There can be no assurance that SpectRx will not become subject to patent infringement claims or litigation or interference proceedings instituted by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to SpectRx, to protect trade secrets or know-how owned by SpectRx or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by or otherwise involving SpectRx may require SpectRx to incur substantial legal and other fees and expenses and may require some of SpectRx's employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. An adverse determination in litigation or interference proceedings to which SpectRx may become a party, including any litigation that may arise against SpectRx, could subject SpectRx to significant liabilities to third parties, require SpectRx to seek licenses from third parties or prevent SpectRx from selling its products in certain markets, or at all. Although patent and intellectual property disputes regarding medical devices are often settled through licensing or similar arrangements, there can be no assurance that SpectRx would be able to reach a satisfactory settlement of such a dispute that would allow it to license necessary patents or other intellectual property. Even if such a settlement were reached, the settlement process may be expensive and time consuming and the terms of the settlement may require SpectRx to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent SpectRx from manufacturing and selling its products, which would have a material adverse effect on SpectRx's business, financial condition and results of operations.

     In addition to patents, SpectRx relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. There can be no assurance that such confidentiality or proprietary information agreements will not be breached, that SpectRx would have adequate remedies for any breach, or that SpectRx's trade secrets will not otherwise become known to or be independently developed by competitors.

Royalty Rates and Manufacturing Profits

     The majority of SpectRx's revenues and profits are expected to be derived from royalties and manufacturing profits that SpectRx will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of its glucose monitoring, diabetes detection and infant jaundice products, respectively. SpectRx's collaboration with Welch Allyn is more like a joint venture, so revenues and profits expected to be derived from the sales of cervical cancer detection products will be sales to distributors and end users. The royalties, manufacturing profits and distribution profits that SpectRx is expected to receive from each of its collaborative partners depend on sales of such products. There can be no assurance that SpectRx, together with its collaborative partners, will be able to sell sufficient volumes of SpectRx's products to generate substantial profits for SpectRx. In addition, SpectRx's profit margins on some of its products are not likely to increase over time because the royalty rates and manufacturing profit rates on those products are predetermined.

     In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer such discounts or rebates to expand the use of their products and thus increase the market for the disposable assay strips they sell for use with their products. Because Abbott may, pursuant to its collaborative arrangement with SpectRx, determine the prices at which it sells SpectRx's glucose monitoring devices, it may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which it sells SpectRx's glucose monitoring devices, the amounts earned by SpectRx in respect of such sales will be less. There can be no assurance that, if this strategy is adopted, royalties earned by SpectRx on sales of the disposable cartridges to be used in connection with its glucose monitoring device will be equal to or greater than the amounts SpectRx would have earned had its glucose monitoring devices not been sold at a discount. This possible reduction in sales of SpectRx's glucose monitoring devices could have a material adverse effect upon SpectRx's business, financial condition and results of operations.

     The collaboration with Welch Allyn is a joint development and commercialization effort. It is anticipated that both SpectRx and Welch Allyn would manufacture portions of the cancer detection device and both would share in the revenues of products sold to customers. There can be no assurance, however, that SpectRx, together with Welch Allyn, will sell sufficient volumes of these products to generate substantial revenues.

Uncertainty of Market Acceptance

     SpectRx's products are based upon new methods of glucose monitoring, diabetes detection, infant jaundice monitoring and cervical cancer detection. There can be no assurance that any of these products will gain market acceptance. Physicians and individuals will not recommend or use SpectRx's products unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based or other tests that have a long history of safe and effective use. To date, SpectRx's products have been utilized by only a limited number of subjects, and no independent studies regarding SpectRx's products have been published. The lack of any such independent studies may have an adverse effect on SpectRx's ability to successfully market its products. In addition, purchase decisions for products like SpectRx's diabetes detection and infant jaundice products are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Failure of SpectRx's products to achieve significant market acceptance would have a material adverse effect on SpectRx's business, financial condition and results of operations.

Intense Competition

     The medical device industry in general, and the markets in which SpectRx expects to offer products in particular, are intensely competitive. If successful in its product development, SpectRx will compete with other providers of personal glucose monitors, diabetes detection tests, infant jaundice and cancer detection products.

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

     Many of SpectRx's competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than SpectRx and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that SpectRx will be able to effectively compete against these and other competitors. In addition, there can be no assurance that SpectRx's glucose monitoring, diabetes detection, infant jaundice or cancer detection products will replace any currently used devices or systems, which have long histories of safe and effective use. Furthermore, there can be no assurance that SpectRx's competitors will not succeed in developing, either before or after the development and commercialization of SpectRx's products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, diabetes detection, infant jaundice monitoring and cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes, infant jaundice or cervical cancer or otherwise render SpectRx's products obsolete. Such competition could have a material adverse effect on SpectRx's business, financial condition and results of operation.

     In addition, there can be no assurance that one or more of SpectRx's collaborative partners will not, for competitive reasons, reduce its support of its collaborative arrangement with SpectRx or support, directly or indirectly, a company or product that competes with SpectRx's product that is the subject of the collaborative arrangement.

Little Manufacturing Experience; Dependence on Sole Sources of Supply

     To date, SpectRx's manufacturing activities have only included its BiliChek(TM) and BiliCal(TM) products and the Accu-Chek(TM) D-Tector(TM) diabetes detection product on a limited scale. If SpectRx , together with Roche Diagnostics obtains FDA clearance and other regulatory approvals to market the diabetes detection product, SpectRx will undertake to manufacture this product in significant volumes. SpectRx has no experience manufacturing such products in the volumes that would be necessary for SpectRx to achieve significant commercial sales. There can be no assurance that SpectRx will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although SpectRx has leased space that it plans to use to manufacture its products, it may encounter various problems in establishing and maintaining its manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, SpectRx's manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by SpectRx in manufacturing scale-up or failure by SpectRx to implement and maintain its manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on SpectRx's business, financial condition and results of operations.

     The microspectrometer and disposable calibration element, components of SpectRx's infant jaundice product, and the blue light module and calibration element, components of SpectRx's diabetes detection product, are each available from only one supplier and these products would require a major redesign in order to incorporate a substitute component. Certain other components of the infant jaundice and diabetes detection products are currently obtained from only one supplier, but have readily available substitute components that can be incorporated in the applicable product with minimal design modifications. For SpectRx's products which require a PMA, the inclusion of substitute components could require SpectRx to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for SpectRx's products which qualify for a 510(k) premarket notification, the substitute components need only meet SpectRx's product specifications. Any significant problem experienced by one of SpectRx's sole source suppliers may result in a delay or interruption in the supply of components to SpectRx until such supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in SpectRx's manufacturing operations, which could have a material adverse effect upon SpectRx's business, financial condition and results of operations.

Little Marketing and Sales Experience

     SpectRx is responsible for marketing its infant jaundice product in countries other than the United Sates and Canada. SpectRx has relatively limited experience in marketing or selling medical device products and only has a six person marketing and sales staff. In order to successfully continue to market and sell its infant jaundice product outside the United States and Canada, SpectRx must either develop a marketing and sales force or expand its arrangements with third parties to market and sell this product. While SpectRx has signed distributor agreements for its BiliCheck(TM) and BiliCal(TM) products, there can be no assurance that SpectRx will be able to successfully fully develop a marketing and sales force or that it will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If SpectRx develops its own marketing and sales capabilities, it will compete with other companies that have experienced and well-funded marketing and sales operations. If SpectRx enters into a marketing arrangement with a third party for the marketing and sale of its infant jaundice product outside the United States and Canada, any revenues to be received by SpectRx from this product will be dependent on this third party, and SpectRx will likely be required to pay a sales commission or similar amount to this party. Furthermore, SpectRx is currently dependent on the efforts of Abbott and Roche Diagnostics for any revenues to be received from its glucose monitoring and diabetes detection products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of SpectRx's products will be successful.

Product Liability Risk; Limited Insurance Coverage

     The development, manufacture and sale of medical products entail significant risks of product liability claims. SpectRx currently has no product liability insurance coverage beyond that provided by its general liability insurance. Accordingly, there can be no assurance that SpectRx is adequately protected from any liabilities, including any adverse judgments or settlements, it might incur in connection with the development, clinical testing, manufacture and sale of its products. In addition, product liability insurance is expensive and may not be available to SpectRx on acceptable terms, if at all. A successful product liability claim or series of claims brought against SpectRx that results in an adverse judgment against or settlement by SpectRx in excess of any insurance coverage could have a material adverse effect on SpectRx's business, financial condition and results of operations.

Need for Additional Capital; Uncertainty of Access to Capital

     Substantial capital will be required to develop SpectRx's products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing its products. Pursuant to SpectRx's collaborative arrangements with Abbott, Roche Diagnostics, Respironics and Welch Allyn, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of SpectRx's collaborative partners to fund SpectRx's capital expenditures is largely discretionary and depends on a number of factors, including SpectRx's ability to meet certain milestones in the development and testing of its products. There can be no assurance that SpectRx will meet such milestones or that SpectRx's collaborative partners will continue to fund SpectRx's capital expenditures. Any failure of SpectRx's collaborative partners to fund its capital expenditures would have a material adverse effect on SpectRx's business, financial condition and results of operations.

     In addition to funds that SpectRx expects to be provided by its collaborative partners, SpectRx may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. SpectRx believes that its existing capital resources will be sufficient to satisfy its funding requirements for at least the next 12 months, but may not be sufficient to fund SpectRx's operations to the point of commercial introduction of either of its glucose monitoring product concepts. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to SpectRx, or at all, which could have a material adverse effect on SpectRx's business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Uncertainty of Third-Party Reimbursement

     In the United States, patients, hospitals and physicians who purchase medical devices such as SpectRx's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse them for all or a portion of the cost of the medical device. Reimbursement for devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are gradually adopting a managed care system in which such providers contract to provide comprehensive health care services for a fixed cost per person. SpectRx is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although SpectRx anticipates that patients, hospitals and physicians will justify the use of SpectRx's products by the attendant cost savings and clinical benefits that SpectRx believes will be derived from the use of its products, there can be no assurance that this will be the case. Furthermore, SpectRx could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Any inability of patients, hospitals, physicians and other users of SpectRx's products to obtain sufficient reimbursement from health care payors for SpectRx's products or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for such products could have a material adverse effect on SpectRx's business, financial condition and results of operations.

     If SpectRx obtains the necessary foreign regulatory approvals, market acceptance of SpectRx's products in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although SpectRx intends to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of SpectRx's products in the international markets in which such approvals are sought.

     In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If SpectRx succeeds in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow SpectRx to sell its products on a competitive basis.

Need to Attract and Retain Key Employees

     SpectRx's ability to operate successfully and manage its potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and its ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. The officers listed in the Executive Officers and Directors table included in SpectRx's 2000 Proxy Statement comprise SpectRx's key personnel. None of these key employees has an employment contract with SpectRx nor are any of these employees covered by key person or similar insurance. In addition, if SpectRx, together with its collaborative partners, is able to successfully develop and commercialize SpectRx's products, SpectRx will need to hire additional scientific, technical, marketing, managerial and finance personnel. SpectRx faces intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that SpectRx will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on SpectRx's business, financial condition and results of operations.

Control by Directors, Executive Officers and Affiliated Entities

     SpectRx's directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of March 31, 2000 approximately 30% of SpectRx's outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by the stockholders of SpectRx, including the election of directors and the approval of mergers and other business combination transactions.

Potential Volatility of Stock Price

     The stock markets have experienced extreme price and volume fluctuations that have substantially affected small capitalization medical technology companies, resulting in changes in the market prices of the stocks of many such companies that may not have been directly related to their operating performance. Such broad market fluctuations may adversely affect the market price of SpectRx's Common Stock. In addition, the market price of the Common Stock may be highly volatile. Factors such as variations in SpectRx's financial results, changes in SpectRx's collaborative arrangements, comments by security analysts, announcements of technological innovations or new products by SpectRx or its competitors, changing government regulations and developments with respect to FDA submissions, patents and proprietary rights, or litigation may have a material adverse effect on the market price of the Common Stock.

Anti-Takeover Effect of Certain Charter and Bylaw Provisions on Price of Common Stock

     Certain provisions of SpectRx's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of SpectRx. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of SpectRx's Common Stock. Certain of these provisions allow SpectRx to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. Certain provisions of Delaware law applicable to SpectRx, including
Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholders for a period of three years unless certain conditions are met, could also delay or make more difficult a merger, tender offer or proxy contest involving SpectRx. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of SpectRx, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of SpectRx's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of SpectRx's Common Stock.

Lack of Dividends

     SpectRx has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     SpectRx has not entered into any transactions using derivative financial instruments and believes its exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         RECENT SALES OF UNREGISTERED SECURITIES

         On February 23, 2000, we sold 400,000 shares of our common stock for an aggregate of $5,000,000 to a small group of private investors. The transaction was effected as a private placement pursuant to the exemption of Section 4(2) of the Securities Act of 1933 in reliance upon the representations of the private investors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

     (b) Reports on Form 8-K

     The Registrant filed the following Current Report on Form 8-K during the quarter ended March 31, 2000.

     - March 1, 2000 (Private placement of common stock, reported under item 5.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

                                        SPECTRX, INC.

                                        By:  /S/   THOMAS H. MULLER, JR.
                                        --------------------------------
                                        Thomas H. Muller, Jr.
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

Date:    May 15, 2000

                                  EXHIBIT INDEX


    Exhibit
      No.                                              DESCRIPTION
--------------   ---------------------------------------------------------------------------------------------------
    3.1 (2)      Certificate of Incorporation of SpectRx, as amended, as currently in effect.

    3.2 (1)      Bylaws of SpectRx.

    4.1 (1)      Specimen Common Stock Certificate.

    4.2 (7)      Redeemable Convertible Preferred Stock.

    4.3          Second Amendment to the Amended and Restated Registration Rights Agreement dated February 17, 2000.

   10.1 (1)      1997 Employee Stock Purchase Plan and form of agreement thereunder.

   10.2 (1)      1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.

   10.3 (1)      Stock Purchase Agreement, dated June 30, 1994, between Mark A. Samuels and SpectRx.

   10.4 (1)      Stock Purchase Agreement, dated June 30, 1994, between Keith D. Ignotz and SpectRx.

   10.5 (1)      Assignment and Bill of Sale, dated February 29, 1996, between Laser Atlanta Optics, Inc. and SpectRx.

   10.6 (1)      Security Agreement, dated October 31, 1996, between Mark A. Samuels and SpectRx.

   10.7 (1)      Security Agreement, dated October 31, 1996, between Keith D. Ignotz and SpectRx.

 10.11A (1)*     License Agreement, dated May 7, 1991, between Georgia Tech Research Corporation and Laser Atlanta
                 Optics, Inc.

 10.11B (1)      Agreement for Purchase and Sale of Technology, Sale, dated January 16, 1993, between Laser Atlanta
                 Optics, Inc. and SpectRx.

 10.11C (1)      First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech
                 Research Corporation and SpectRx.

 10.12 (1)       Clinical Research Study Agreement, dated July 22, 1993, between Emory University and SpectRx.

 10.13A (1)*     Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim
                 Corporation and SpectRx.

 10.13B (1)*     Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and SpectRx.

 10.14 (1)       Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D.
                 Anderson Cancer Center and SpectRx.

 10.15 (1)       Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems,
                 Inc. and SpectRx.

 10.16A (1)      License Agreement, dated November 22, 1995, between Joseph R. Lakowicz, Ph.D. and SpectRx.

 10.16B (1)      Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.

 10.16C (1)      Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.

 10.16D(4)       Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.

 10.16E(4)**     Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.

 10.17 (1)       License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company,
                 Inc., Altea Technologies, Inc. and SpectRx.

 10.18 (1)*      Patent License Agreement, dated March 12, 1996, between the Board of Regents of the University of
                 Texas System, M.D. Anderson and SpectRx.

 10.19A (1)*     Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and SpectRx.

 10.19B(4)**     Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and
                 SpectRx.

 10.20 1)        Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical
                 Center and SpectRx.

 10.21A (1)*     Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and SpectRx.

10.21B(3) *      Letter Agreement, dated December 22, 1997, between Abbott Laboratories and SpectRx.

10.21 C**        Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between
                 Abbott Laboratories and the SpectRx.

10.22A (1)       Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza 85 Business Park
                 and SpectRx, together with amendments 1, 2 and 3 thereto and Tenant Estoppel Certificate, dated September 20, 1994.

10.24(4)**       Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and
                 SpectRx.

10.25A**(5)      Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.

10.25B**(5)      Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.



  EXHIBIT
    NO.                                 DESCRIPTION
  -------     ------------------------------------------------------------------
   11.1       Calculation of earnings per share.

   21.1(6)    Subsidiaries of the Registrant.

   23.1(6)    Consent of independent accountants.

   24.1       Power of Attorney (included at signature page.)

   27.1       Financial Data Schedule.

[FN]
___________

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

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 13, 1999.

(6) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000.

(7) Incorporated by reference to Exhibit 10.21C; Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories, as Appendix 5.5 thereto, filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000.