Form 10-Q
period 2000-06-30
SPECTRX INC
filed 2000-08-14
CIK 924515

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 YES [X] NO [ ]

     The number of issued and outstanding shares of the Registrant's Common
          Stock, $0.001 par value, as of June 30, 2000, was 8,480,071.

                                 SPECTRX, INC.

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.  FINANCIAL INFORMATION ......................................................       3

   ITEM 1.  FINANCIAL STATEMENTS

 BALANCE SHEETS -
          DECEMBER 31, 1999 AND JUNE 30, 2000 .......................................       3

 STATEMENTS OF OPERATIONS -
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000 ..................       4

 STATEMENTS OF CASH FLOWS -
          SIX MONTHS ENDED JUNE 30, 1999 AND 2000 ...................................       5

       NOTES TO FINANCIAL STATEMENTS ................................................       6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS ....................................................       7

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............      19

PART II. OTHER INFORMATION ..........................................................      20

   ITEM 1. LEGAL PROCEEDINGS ........................................................      20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................................      20

SIGNATURES ..........................................................................      21

EXHIBIT INDEX .......................................................................      22

              PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 SPECTRX, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 DECEMBER 31,   JUNE 30, 2000
                                                                                    1999          (UNAUDITED)
                                                                                 ------------   -------------
                                                      ASSETS

CURRENT ASSETS
        Cash & Cash Equivalents                                                   $   2,143        $   6,333
        Accounts Receivable, net                                                        952              431
        Inventory                                                                       541              365
        Other Current Assets                                                            204              411
        Subscription Receivable                                                       2,500                0
                                                                                  ---------        ---------
                          Total Current Assets                                        6,340            7,540

PROPERTY & EQUIPMENT, Net of Accumulated Depreciation of $1,124 and                     839              986
                                                                                  ---------        ---------
        $1,309 in 1999 and 2000 respectively

OTHER ASSETS
        Other Assets                                                                     15                1
        Due from Related Parties                                                        499              514
                                                                                  ---------        ---------
                          Total Other Assets                                            514              515

                                                                                  ---------        ---------
TOTAL ASSETS                                                                      $   7,693        $   9,041
                                                                                  =========        =========

                                         LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts Payable                                                          $     534        $     657
        Accrued Liabilities                                                           1,044            1,144
                                                                                  ---------        ---------
                          Total Current Liabilities                                   1,578            1,801

NOTE PAYABLE                                                                            381              381
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                5,264            5,422

STOCKHOLDERS' (DEFICIT) EQUITY
        Common Stock                                                                      8                8
        Additional Paid-in-Capital                                                   25,888           30,800
        Deferred Comp                                                                   (58)             (20)
        Accumulated Deficit                                                         (25,337)         (29,320)
        Notes Receivable from Officers                                                  (31)             (31)
                                                                                  ---------        ---------
                          Total Stockholders' (Deficit) Equity                          470            1,437
                                                                                  ---------        ---------
TOTAL LIABILITIES & EQUITY                                                        $   7,693        $   9,041
                                                                                  =========        =========

            Accompanying notes are integral to these balance sheets.

                                    SPECTRX
                       UNAUDITED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS                      SIX MONTHS
                                                                             ENDED JUNE 30                   ENDED JUNE 30,
                                                                         1999            2000            1999            2000
                                                                       ---------       ---------       ---------       ---------

REVENUE
                                   Product Sales                       $     304       $     552             610       $   1,113
                                   Collaborative Agreements                    0             249             100             749
                                                                       ---------       ---------       ---------       ---------

 TOTAL                                                                       304             801             710           1,862

COST OF SALES                                                                388             410             743             940
                                                                       ---------       ---------       ---------       ---------
GROSS MARGIN                                                                 (84)            391             (33)            922

EXPENSES

                                   Research & Development                  1,438           1,679           2,571           3,234
                                   Sales & Marketing                         260             243             445             461
                                   General & Administrative                  707             724           1,306           1,243
                                                                       ---------       ---------       ---------       ---------
                                       Total                               2,405           2,646           4,322           4,938
                                                                       ---------       ---------       ---------       ---------
                                   Operating (loss)                       (2,489)         (2,255)         (4,355)         (4,016)

OTHER EXPENSE (INCOME)                                                         9               0              11             (21)

INTEREST EXPENSE (INCOME)                                                    (31)           (101)            (88)           (170)
                                                                       ---------       ---------       ---------       ---------
NET LOSS                                                               $  (2,467)      $  (2,154)      $  (4,278)      $  (3,825)
                                                                       =========       =========       =========       =========
PREFERRED STOCK DIVIDENDS                                                      0             (79)              0            (158)
LOSS AVAILABLE TO COMMON STOCKHOLDERS                                  $  (2,467)      $  (2,233)      $  (4,278)      $  (3,983)
                                                                       =========       =========       =========       =========

NET (LOSS) PER SHARE
                                   BASIC                               $   (0.31)      $   (0.26)      $   (0.53)      $   (0.48)
                                                                       =========       =========       =========       =========
                                   DILUTED                             $   (0.31)      $   (0.26)      $   (0.53)      $   (0.48)
                                                                       =========       =========       =========       =========

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES
OUTSTANDING

                                   BASIC                                   8,025           8,477           8,021           8,366
                                                                       =========       =========       =========       =========
                                   DILUTED                                 8,025           8,477           8,021           8,366
                                                                       =========       =========       =========       =========


       Accompanying notes are integral to these statements of operations

                                 SPECTRX, INC.

                      UNAUDITED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                        Six Months
                                                                                          Ended
                                                                                         June 30,

                                                                                   1999            2000
                                                                                 ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ..................................................................      $  (4,278)      $  (3,825)

     Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization ..................................            182             199
           Minority Interest in loss of FluorRx ...........................              0               0
           Amortization of deferred compensation ..........................             38              38
           Changes in assets and liabilities:
                  Accounts receivable .....................................            342             521
                  Inventory ...............................................              4             176
                  Other assets ............................................           (228)           (207)
                  Due from related parties ................................            (14)            (15)
                  Accounts payable ........................................            (57)            123
                  Accrued liabilities .....................................            381             100
                   Subscription Receivable ................................              0           2,500
                                                                                 ---------       ---------
                   Total adjustments ......................................            648           3,435
                                                                                 ---------       ---------

                   Net cash used in operating activities ..................         (3,630)           (390)
                                                                                 ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment ..........................           (131)           (332)

                                                                                 ---------       ---------
                     Net cash used in investing activities ................           (131)           (332)
                                                                                 ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs) .....................              8           4,912
                                                                                         0               0
                                                                                 ---------       ---------
                     Net cash provided by financing activities ............              8           4,912
                                                                                 ---------       ---------
                     Issuance of Preferred Dividends ......................              0               0

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .....................................................         (3,753)          4,190
CASH AND CASH EQUIVALENTS, beginning of period ............................          4,962)          2,143
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ..................................      $  (1,209)      $   6,333
                                                                                 =========       =========

                        Accompanying notes are integral
                        to these statements of cash flow

                                 SPECTRX, INC.

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by SpectRx without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 1999 and 2000, and the cash flows for the six months ended June 30, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of SpectRx continue unchanged from December 31, 1999. SpectRx believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 financial statements and notes thereto included in SpectRx's Annual Report on Form 10K.

The results of operations for the three months ended June 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

  2.     FLUORRX

         In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 64.8% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. SpectRx's interest in FluorRx, Inc. is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, and $511,000, respectively. The issuance of additional preferred stock reduced SpectRx's ownership (on an as converted basis) to 45%. Effective with the August 1998 funding, SpectRx began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, SpectRx began suspending the equity losses from its investment in FluorRx. The accompanying Statement of Operations for the three and six months ended June 30, 2000 excludes $55,893 and $125,810, respectively, in losses which represents SpectRx's 45% equity in the loss of FluorRx. Cumulative suspended equity losses as of June 30, 2000 amounted to $1,258,810.

3.       COMPREHENSIVE INCOME

         SpectRx currently has no other Comprehensive Income items as defined by SFAS No. 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical fact. These statements are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with our Financial Statements and Notes included in this report.

OVERVIEW

         SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, the issuance of debt securities, the public and private sale of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive medical diagnostic, screening and monitoring products. As part of our business strategy, we have selectively established arrangements with leading medical companies for the development, commercialization and introduction of our products. We have entered into collaborative arrangements with Abbott Laboratories, Roche Diagnostics, Respironics (a successor to Healthdyne Technologies, Inc.) and Welch Allyn for our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, respectively. In December 1996, we sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At June 30, 2000, as a result of subsequent financings, SpectRx's interest in FluorRx was 45%.

         We have a limited operating history upon which our prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2000, we have an accumulated deficit of approximately $29.3 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998 and do not have significant experience in manufacturing, marketing or selling our products. There can be no assurance that our development efforts will result in commercially viable products, that we will be successful in introducing our products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that our products will ever gain market acceptance or that we will ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. we expect our operating losses to continue through 2001 as we continues to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         A significant portion of our revenues and profits are expected to be derived from royalties and manufacturing profits that we will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of our glucose monitoring, diabetes detection and infant jaundice products, respectively. Another significant portion of our revenues and profits are expected to be derived from the sale of cervical cancer products. Our collaboration with Welch Allyn is more like a joint venture, so revenues and profits expected to be derived from the sales of cervical cancer detection products will be sales to distributors and end users. The royalties, manufacturing profits and distribution profits that we expect to receive from each of our collaborations depend on sales of such products. There can be no assurance that we, together with our collaborative partners, will be able to sell sufficient volumes of our products to generate substantial revenues and profits.

         We have entered into collaborative arrangements with Abbott, Roche Diagnostics, Respironics, and Welch Allyn. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of our collaborative partners were to terminate its arrangement with us, we would either need to reach agreement with a replacement collaborative partner or undertake at our own expense the activities handled by our collaborative partner prior to any such termination. This would require us to develop expertise we do not currently possess, would significantly increase our capital requirements and would limit the programs we could pursue. We would likely encounter significant delays in introducing our products and the development, manufacture and sales of our products would be adversely affected by the absence of such collaborative arrangements. The termination of any of our collaborative arrangements would have a material adverse effect on our business, financial condition and results of operations.

QUARTER OVERVIEW

In April 2000, we announced that we had presented results of clinical tests of prototypes of our cervical cancer detection device at a major research meeting in Paris. The presentation at the EUROGIN (European Research Organization on Genital Infection and Neoplasia) conference showed study results that found 31% more cervical precancerous lesions than conventional Pap tests. In June 2000, we demonstrated new prototype continuous glucose monitoring devices at the American Diabetes Association (ADA) annual meeting, and presented data showing that our laser-based glucose monitoring prototypes are capable of continuously measuring glucose in people with diabetes over an extended time with a correlation to fingerstick blood measurements of approximately 90%. As we discuss below we also received a milestone payment from our partner Roche Diagnostics for completing shipments of production units to be used in clinical studies prior to FDA submission.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

         General. Net losses decreased to $2.2 million from $2.5 million during the three months ended June 30, 2000 as compared to the same period in 1999 due to an increase in milestone and product revenues. We expect similar net losses to continue.

         Revenue. We have historically received the majority of our revenue from achieving development milestones with one or more of our strategic partners. We began shipping our infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the first quarter of 1999. In March 2000, we shipped the first Accu-Check D-Tector(TM) units which will be used in clinical trials. Product revenue increased to $552,000 for the quarter ended June 30, 2000 from $304,000 for the same period of 1999. Milestone revenue, which is event-based rather than sales-based, increased to $249,000 during the three months ended June 30, 2000 from none during the same period in 1999, primarily due to the milestones accomplished on our BiliCheck device and our diabetes detection device.

         Cost of Sales. Cost of sales was $410,000 for the three months ended June 30, 2000 versus $388,000 during the same period of 1999. While the cost of sales increase is directly related to product revenue, a portion of the cost of sales represents excess capacity production charges which were lower than in this period in 1999. We expect excess capacity to exist for the remainder of this year.

         Research and Development Expenses. Research and development expenses increased to approximately $1,679,000 during the three months ended June 30, 2000 from approximately $1,438,000 during the same period in 1999. The increase in research and development expenses was primarily due to expansion of research in glucose monitoring and cancer detection, including increases in costs to conduct clinical trials, salaries, consulting and contracted research for its developmental products. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for our products.

         Sales and Marketing Expenses. Sales and marketing expenses decreased slightly to $243,000 during the three months ended June 30, 2000 from approximately $260,000 during the same period in 1999. Marketing expenses are expected to increase in the future as BiliChek(TM) sales expand internationally.

         General and Administrative Expenses. General and administrative expenses remained relatively constant at $724,000 during the three months ended June 30, 2000 compared to approximately $707,000 incurred during the same period in 1999. The increase is primarily due to increased legal expense over the first quarter of 1999. General and Administrative expenses, however, are expected to increase in the future.

         Net Interest and Other Income. Net interest and other income increased to $101,000 during the three months ended June 30, 2000 from $22,000 during the same period in 1999. This increase is due to a higher amount of interest being earned on higher cash balances.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         General. Net losses decreased to approximately $4.0 million during the six months ended June 30, 2000 from approximately $4.3 million during the same period in 1999 primarily due to an increase in revenue offset by a smaller increase in expenses.

         Revenue. The Company began shipping its infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998. The increase in revenue to $1,862,000 in the six months ended June 30, 2000 versus $710,000 in the same period in 1999 is a result of having a more established distributor base and achieving milestones of $749,000 for the six months.

         Cost of Sales. Cost of sales was $940,000 for the six months ended June 30, 2000 versus $743,000 during the same period of 1999. The increase in cost is due to increased unit sales in 2000; Excess capacity charges in production decreased in 2000 as compared to the same period in 1999.

         Research and development expenses. Research and development expenses increased to approximately $3.2 million during the six months ended June 30, 2000 from approximately $2.6 million during the same period in 1999. The increase in research and development expenses was primarily due to expansion of research in continuous glucose monitoring and cancer detection, including increases in the cost to build prototypes of our developmental products, and increases in clinical costs.

         Sales and marketing expenses. Sales and marketing expenses remained relatively constant at $461,000 during the six months ended June 30, 2000 from approximately $445,000 during the same period in 1999.

         General and administrative expenses. General and administrative expenses decreased slightly to approximately $1.2 million during the six months ended at June 30, 2000 compared to the approximately $1.3 million incurred during the same period in 1999. The decrease is primarily due to a decrease in compensation expense and sponsored research.

         Net interest and other income. Net interest and other income increased to $191,000 during the six months ended June 30, 2000 from $77,000 during the same period in 1999. This increase results from higher cash balances associated with the funding received from Abbott in the fourth quarter of 1999 and the first quarter of 2000.

FINANCIAL CONDITION

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through June 30, 2000, we received approximately $36.2 million in proceeds from sales of its debt and equity securities. At June 30, 2000, we had cash of approximately $6.3 million and working capital of approximately $5.7 million. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the amendment to our agreement with Abbott which was signed at the same time. We also issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million.

We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and international regulatory approvals and clearances, commencing and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund development expenditures would have a material adverse effect on our business, financial condition and results of operations.

In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. Assuming we meet our milestones under our agreements with our strategic collaborators, we believe that our existing capital resources will be sufficient to satisfy our funding requirements for at least the next twelve months, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring product or our cervical cancer product. However, there can be no assurance that we will meet our milestones or receive payments from our strategic collaborators or that we will enter into new agreements or receive any related payments.

OTHER MATTERS

Year 2000 Issue Update

We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. We believe that any such problems are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by year 2000 or similar issues. Currently we are not aware of any significant year 2000 or similar problems that have arisen for our customers and suppliers. Total expenditures related to year 2000 compliance efforts were less than $40,000.

Legal Proceedings

As disclosed in our Form 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, in March 2000, we filed a Demand for Arbitration of certain disputes arising under our License Agreement with Altea/NIMCO and a former officer-employee of SpectRx, Jonathan Eppstein, who is also a principal in Altea/NIMCO. We seek an interpretation of certain portions of the License Agreement relating to our obligation to assign future intellectual property rights and seek relief for these and other issues. We have also asked for damages related to these and other issues. Altea has subsequently sent a letter to us purporting to give notice of material breach of the License Agreement for failure to assign certain intellectual property rights to Altea or NIMCO and to participate in a joint development program. As part of the arbitration process, we and Altea have agreed that the cure period for the alleged default will be tolled pending a final resolution of the arbitration proceedings. Following that agreement, Altea has sent a second letter to us purporting to give notice of new additional material breaches. We expect to seek an agreement to have the cure periods for the new alleged default be tolled pending a final resolution of the arbitration proceedings as well. We believe that Altea's claims are without merit, but we intend to abide by the decision of the Arbitration panel as to the proper scope of our duties to assign future intellectual property rights under the License Agreement and to participate in a joint development program. A hearing is set for September 2000 with a ruling expected in October 2000.

RISK FACTORS

         The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following risk factors.

Limited Operating History; History of Losses and Expectations of Future Losses

         We have a limited operating history upon which our prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2000, we have an accumulated deficit of approximately $29.3 million. To date, we have engaged primarily in research and development efforts. We have only generated limited revenues from product sales and do not have significant experience in manufacturing, marketing or selling our products. There can be no assurance that our development efforts will result in commercially viable products, that we will be successful in introducing our products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that our products will ever gain market acceptance or that we will ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

         The design, manufacturing, labeling, distribution and marketing of our products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We intend to seek clearance to market each of our products, where possible, through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market our infant jaundice product. A 510(k) was filed in February, 2000 for expanded use during phototherapy treatment for the BiliChek(TM). The FDA has requested additional information to be included in the application, which we expect will be supplied during the fourth quarter of 2000. A 510(k) premarket notification was filed in 1998 with the FDA for clearance to market the diabetes detection product. The 510(k) was later withdrawn, and discussions have been held by Roche Diagnostics with the FDA in preparation for clinical activity and the submission of a modular PMA for this product to be filed in 2000. Roche has notified us that it has reached an agreement with the FDA on an approval path forward and on the protocol for submission clinicals, which could be concluded by year end. We have not filed any other 510(k) premarket notification or premarket approval ("PMA") application for clearance with the FDA. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of our products. In addition, there can be no assurance that the FDA will not require the submission of a PMA application to obtain FDA approval to market other of our products. Preliminary expectations regarding our cancer program and glucose program are that each of those filings would be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the foregoing actions by the FDA could delay or prevent altogether our ability to market and distribute our products and could have a material adverse effect on our business, financial condition and results of operations.

         In order for us to market our products under development in Europe and certain other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals and otherwise comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. Specifically, certain international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to commence sales in Europe, we have obtained ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. While we have received ISO 9001 and CE mark certification, we must maintain our certifications in future periods. Failure to receive or maintain ISO 9001 or CE mark certification or other international regulatory approvals could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will obtain any other required regulatory registrations or approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals could have a material adverse effect on our business, financial condition and results of operations.

         We and our collaborative partners will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practice ("GMP") and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

         The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices (the "Branch") has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel (the "Panel") is an external advisory panel that provides advice to the Branch regarding devices that are reviewed by the Branch. The panel meets from time to time and provides comments to the Branch regarding guidelines. There can be no assurance that the Panel's comments will not result in a FDA policy or change in FDA policy that is materially adverse to our regulatory position.

         We will rely upon Abbott, Roche Diagnostics and Respironics to obtain United States and certain international regulatory approvals and clearances for our glucose monitoring, diabetes detection and infant jaundice products, respectively, and if such approvals or clearances are obtained we will rely upon these collaborative partners to maintain them in full force and effect and to otherwise remain in compliance with all applicable United States and international regulatory restrictions. The inability or failure of such third parties to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations. We and Welch Allyn will jointly seek such regulatory approvals for the cervical cancer product.

Dependence on Licensed Patent Applications and Proprietary Technology

         Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to our glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and have licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. We have license agreements with Georgia Tech Research Corporation ("GTRC") that give us the right to use two patents related to our diabetes detection product, and we have licensed this proprietary technology to Roche Diagnostics pursuant to our collaborative arrangement with them. We have license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give us access to one patent related to our infant jaundice product, and we have applied for two patents related to this product. We have licensed the one patent and two patent applications to Respironics pursuant to our collaborative arrangement with that company. In addition, we have licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that we intend to use in our research and development efforts. We have been issued, in total, 15 U.S. patents. In addition, we have filed for a total of 28 U.S. patents that are still in prosecution.

         There can be no assurance that one or more of the patents held directly by us or licensed by us from third parties, including the disposable components to be used in connection with our glucose monitoring and infant jaundice products, or processes used in the manufacture of our products, will not be successfully challenged, invalidated or circumvented or that we will otherwise be able to rely on such patents for any reason. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. If any of our patents are successfully challenged, invalidated or circumvented or our right or ability to manufacture our products were to be proscribed or limited, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Certain companies in the medical device industry have instituted intellectual property litigation, including patent infringement actions, for legitimate and, in certain cases, competitive reasons. In addition, the United States Patent and Trademark Office ("USPTO") may institute litigation or interference proceedings. There can be no assurance that we will not become subject to patent infringement claims or litigation or interference proceedings instituted by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings brought against, initiated by or otherwise involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the prosecution or defense of such litigation or proceedings. An adverse determination in litigation or interference proceedings to which we may become a party, including any litigation that may arise against us, could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in certain markets, or at all. Although patent and intellectual property disputes regarding medical devices are often settled through licensing or similar arrangements, there can be no assurance that we would be able to reach a satisfactory settlement of such a dispute that would allow it to license necessary patents or other intellectual property. Even if such a settlement were reached, the settlement process may be expensive and time consuming and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

         In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. There can be no assurance that such confidentiality or proprietary information agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or be independently developed by competitors.


Royalty Rates and Manufacturing Profits

         The majority of our revenues and profits are expected to be derived from royalties and manufacturing profits that we will receive from Abbott, Roche Diagnostics and Respironics resulting from sales of our glucose monitoring, diabetes detection and infant jaundice products, respectively. Another significant portion of our revenues and profits are expected to be derived from the sale of cervical cancer products. Our collaboration with Welch Allyn is more like a joint venture, so revenues and profits expected to be derived from the sales of cervical cancer detection products will be sales to distributors and end users. The royalties, manufacturing profits and distribution profits that we expect to receive from each of our collaborative partners depend on sales of such products. There can be no assurance that we, together with our collaborative partners, will be able to sell sufficient volumes of our products to generate substantial profits for us. In addition, our profit margins on some of our products are not likely to increase over time because the royalty rates and manufacturing profit rates on those products are predetermined.

         In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer such discounts or rebates to expand the use of their products and thus increase the market for the disposable assay strips they sell for use with their products. Because Abbott may, pursuant to its collaborative arrangement with us, determine the prices at which they sell our glucose monitoring devices, they may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which they sell our glucose monitoring devices, the amounts earned by us in respect of such sales will be less. There can be no assurance that, if this strategy is adopted, royalties earned by us on sales of the disposable cartridges to be used in connection with our glucose monitoring device will be equal to or greater than the amounts we would have earned had our glucose monitoring devices not been sold at a discount. This possible reduction in sales of our glucose monitoring devices could have a material adverse effect upon our business, financial condition and results of operations.

         The collaboration with Welch Allyn is a joint development and commercialization effort. It is anticipated that both we and Welch Allyn would manufacture portions of the cancer detection device and both would share in the revenues of products sold to customers. There can be no assurance, however, that we, together with Welch Allyn, will sell sufficient volumes of these products to generate substantial revenues.

Uncertainty of Market Acceptance

         Our products are based upon new methods of glucose monitoring, diabetes detection, infant jaundice monitoring and cervical cancer detection. There can be no assurance that any of these products will gain market acceptance. Physicians and individuals will not recommend or use our products unless they determine, based on experience, clinical data, relative cost, and other factors, that these products are an attractive alternative to current blood-based or other tests that have a long history of safe and effective use. To date, our products have been utilized by only a limited number of subjects, and no independent studies regarding our products have been published. The lack of any such independent studies may have an adverse effect on our ability to successfully market our products. In addition, purchase decisions for products like our diabetes detection and infant jaundice products are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Failure of our products to achieve significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.

Intense Competition

         The medical device industry in general, and the markets in which we expect to offer products in particular, are intensely competitive. If successful in our product development, we will compete with other providers of personal glucose monitors, diabetes detection tests, infant jaundice and cancer detection products.

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

         Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. There can be no assurance that we will be able to effectively compete against these and other competitors. In addition, there can be no assurance that our glucose monitoring, diabetes detection, infant jaundice or cancer detection products will replace any currently used devices or systems, which have long histories of safe and effective use. Furthermore, there can be no assurance that our competitors will not succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, diabetes detection, infant jaundice monitoring and cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or infant jaundice or otherwise render our products obsolete. Such competition could have a material adverse effect on our business, financial condition and results of operation.

         In addition, there can be no assurance that one or more of our collaborative partners will not, for competitive reasons, reduce their support of their collaborative arrangement with us or support, directly or indirectly, a company or product that competes with our product that is the subject of the collaborative arrangement.

Little Manufacturing Experience; Dependence on Sole Sources of Supply

         To date, our manufacturing activities have only included our BiliChek(TM) and BiliCal(TM) products and the Accu-Chek(TM) D-Tector(TM) diabetes detection product on a limited scale. If we, together with Roche Diagnostics obtain FDA clearance and other regulatory approvals to market the diabetes detection product, we will undertake to manufacture this product in significant volumes. We have no experience manufacturing such products in the volumes that would be necessary for us to achieve significant commercial sales. There can be no assurance that we will be able to establish and maintain reliable, full scale manufacturing of these products at commercially reasonable costs. Although we have leased space that we plan to use to manufacture our products, we may encounter various problems in establishing and maintaining our manufacturing operations, resulting in inefficiencies and delays. Specifically, companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. In addition, our manufacturing facilities will be subject to GMP regulations, including possible preapproval inspection, international quality standards and other regulatory requirements. Difficulties encountered by us in manufacturing scale-up or failure by us to implement and maintain our manufacturing facilities in accordance with GMP regulations, international quality standards or other regulatory requirements could result in a delay or termination of production, which could have a material adverse effect on our business, financial condition and results of operations.

         The microspectrometer and disposable calibration element, components of our infant jaundice product, and the blue light module and calibration element, components of our diabetes detection product, are each available from only one supplier and these products would require a major redesign in order to incorporate a substitute component. Certain other components of the infant jaundice and diabetes detection products are currently obtained from only one supplier, but have readily available substitute components that can be incorporated in the applicable product with minimal design modifications. For our products which require a PMA, the inclusion of substitute components could require us to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for our products which qualify for a 510(k) premarket notification, the substitute components need only meet our product specifications. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until such supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations, which could have a material adverse effect upon our business, financial condition and results of operations.

Little Marketing and Sales Experience

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. We have relatively limited experience in marketing or selling medical device products and only have a six person marketing and sales staff. In order to successfully continue to market and sell our infant jaundice product outside the United States and Canada, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell this product. While we have signed distributor agreements for our BiliCheck(TM) and BiliCal(TM) products, there can be no assurance that we will be able to successfully fully develop a marketing and sales force or that we will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party for the marketing and sale of our infant jaundice product outside the United States and Canada, any revenues to be received by us from this product will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche Diagnostics for any revenues to be received from our glucose monitoring and diabetes detection products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of our products will be successful.

Product Liability Risk; Limited Insurance Coverage

         The development, manufacture and sale of medical products entail significant risks of product liability claims. We currently have no product liability insurance coverage beyond that provided by our general liability insurance. Accordingly, there can be no assurance that we are adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale of our products. In addition, product liability insurance is expensive and may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us that results in an adverse judgment against or settlement by us in excess of any insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Need for Additional Capital; Uncertainty of Access to Capital

         Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and international regulatory approvals and clearances, commencing and scaling up manufacturing and marketing our products. Pursuant to our collaborative arrangements with Abbott, Roche Diagnostics, Respironics and Welch Allyn, these collaborative partners will either directly undertake these activities or will fund a substantial portion of these expenditures. The obligations of our collaborative partners to fund our capital expenditures is largely discretionary and depends on a number of factors, including our ability to meet certain milestones in the development and testing of our products. There can be no assurance that SpectRx will meet such milestones or that our collaborative partners will continue to fund our capital expenditures. Any failure of our collaborative partners to fund our capital expenditures would have a material adverse effect on our business, financial condition and results of operations.

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements for at least the next 12 months, but may not be sufficient to fund our operations to the point of commercial introduction of either of our glucose monitoring product concepts. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Uncertainty of Third-Party Reimbursement

         In the United States, patients, hospitals and physicians who purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse them for all or a portion of the cost of the medical device. Reimbursement for devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are gradually adopting a managed care system in which such providers contract to provide comprehensive health care services for a fixed cost per person. We are unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Although we anticipate that patients, hospitals and physicians will justify the use of our products by the attendant cost savings and clinical benefits that we believe will be derived from the use of our products, there can be no assurance that this will be the case. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Any inability of patients, hospitals, physicians and other users of our products to obtain sufficient reimbursement from health care payors for our products or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for such products could have a material adverse effect on our business, financial condition and results of operations.

         If we obtain the necessary international regulatory approvals, market acceptance of our products in international markets will be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Although we intend to seek international reimbursement approvals, there can be no assurance that such approvals will be obtained in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

         In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow us to sell our products on a competitive basis.

Need to Attract and Retain Key Employees

         Our ability to operate successfully and manage our potential future growth depends in significant part upon the continued service of certain key scientific, technical, managerial and finance personnel, and our ability to attract and retain additional highly qualified scientific, technical, managerial and finance personnel. The officers listed in the Executive Officers and Directors table included in our 2000 Proxy Statement comprise our key personnel. None of these key employees have an employment contract with us nor are any of these employees covered by key person or similar insurance. In addition, if we, together with our collaborative partners, are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers, and there can be no assurance that we will be able to attract and retain such personnel. The loss of key personnel or inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

Control by Directors, Executive Officers and Affiliated Entities

         Our directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of June 30, 2000 approximately 32% of our outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Potential Volatility of Stock Price

          The stock markets have experienced extreme price and volume fluctuations that have substantially affected small capitalization medical technology companies, resulting in changes in the market prices of the stocks of many such companies that may not have been directly related to their operating performance. Such broad market fluctuations may adversely affect the market price of our Common Stock. In addition, the market price of the Common Stock may be highly volatile. Factors such as variations in our financial results, changes in our collaborative arrangements, comments by security analysts, announcements of technological innovations or new products by us or by our competitors, changing government regulations and developments with respect to FDA submissions, patents and proprietary rights, or litigation may have a material adverse effect on the market price of the Common Stock.

Anti-Takeover Effect of Certain Charter and Bylaw Provisions on Price of Common Stock

         Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. Certain of these provisions allow us to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. Certain provisions of Delaware law applicable to us, including
Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholders for a period of three years unless certain conditions are met, could also delay or make more difficult a merger, tender offer or proxy contest involving us. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of us, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock.

Lack of Dividends

         We have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  LEGAL PROCEEDINGS

      The information disclosed in Part I, Item 2, under the heading "Other Matters--Legal Proceedings" is incorporated herein by reference.

      (a) Exhibits

      The Exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

      (b) Reports on Form 8-K

      The Registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.


                              SPECTRX, INC.


Date:    August 14, 2000      By:  /S/   THOMAS H. MULLER, JR.
                              --------------------------------------
                              Thomas H. Muller, Jr.
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
      NO.                                             DESCRIPTION
    -------                                           -----------

    3.1 (2)      Certificate of Incorporation of SpectRx, as amended, as currently in effect.
    3.2 (1)      Bylaws of SpectRx.
    4.1 (1)      Specimen Common Stock Certificate.
   10.1 (1)      1997 Employee Stock Purchase Plan and form of agreement thereunder.
   10.2 (1)      1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
   10.3 (1)      Stock Purchase Agreement, dated June 30, 1994, between Mark A. Samuels and SpectRx.
   10.4 (1)      Stock Purchase Agreement, dated June 30, 1994, between Keith D. Ignotz and SpectRx.
   10.5 (1)      Assignment and Bill of Sale, dated February 29, 1996, between Laser Atlanta Optics, Inc. and SpectRx.
   10.6 (1)      Security Agreement, dated October 31, 1996, between Mark A. Samuels and SpectRx.
   10.7 (1)      Security Agreement, dated October 31, 1996, between Keith D. Ignotz and SpectRx.
 10.11A (1)*     License Agreement, dated May 7, 1991, between Georgia Tech Research Corporation and Laser Atlanta Optics,
                 Inc.
 10.11B (1)      Agreement for Purchase and Sale of Technology, dated January 16, 1993, between Laser Atlanta Optics, Inc.
                 and SpectRx.
 10.11C (1)      First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and SpectRx.
  10.12 (1)      Clinical Research Study Agreement, dated July 22, 1993, between Emory University and SpectRx.
 10.13A (1)*     Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and SpectRx.
 10.13B (1)*     Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and SpectRx.
  10.14 (1)      Sponsored Research Agreement, No. SR95-006, dated May 3, 1995, between University of Texas, M.D. Anderson
                 Cancer Center and SpectRx.
  10.15 (1)      Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc.
                 and SpectRx.
 10.16A (1)      License Agreement, dated November 22, 1995, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.16B (1)      Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.16C (1)      Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.
 10.16D (4)      Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.
 10.16E (4)**    Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and
                 SpectRx.
  10.17 (1)      License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company,
                 Inc., Altea Technologies, Inc. and SpectRx.
  10.18 (1)*     Patent License Agreement, dated March 12, 1996, between the Board of Regents of the University of
                 Texas System, M.D. Anderson and SpectRx.
 10.19A (1)*     Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and SpectRx.
 10.19B (4)**    Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and SpectRx.
  10.20 (1)      Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical Center and SpectRx.
 10.21A (1)*     Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and
                 SpectRx.
10.21B(3) *      Letter Agreement, dated December 22, 1997, between Abbott and SpectRx.
10.21 C**        Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between
                 Abbott Laboratories and the SpectRx.
 10.22A (1)      Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza 85 Business Park and
                 SpectRx, together with amendments 1, 2 and 3 thereto and Tenant Estoppel Certificate, dated September 20, 1994.
 10.24(4)**      Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and
                 SpectRx.
10.25A**(6)      Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.
10.25B**(5)      Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.

    EXHIBIT
      NO.                                             DESCRIPTION
    -------                                           -----------


   11.1          Calculation of earnings per share.
   21.1 (6)      Subsidiaries of the Registrant.
   23.1 (6)      Consent of independent accountants.
   24.1 (6)      Power of Attorney
   27.1          Financial Data Schedule (for SEC use only).

---------------
*     Confidential treatment granted for portions of these agreements.

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