Form 10-Q
period 2000-09-30
SPECTRX INC
filed 2000-11-14
CIK 924515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    ------------------

                        COMMISSION FILE NUMBER: 0-22179

                                 SPECTRX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                     58-2029543
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

                                 YES [X] NO [ ]

     The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2000, was 8,484,629.

                                TABLE OF CONTENTS


                                 SPECTRX, INC.

                                     INDEX


                                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION .................................................           3

         ITEM 1.  FINANCIAL STATEMENTS

 BALANCE SHEETS -

         DECEMBER 31, 1999 AND SEPTEMBER 30, 2000 ..............................           3

 STATEMENTS OF OPERATIONS -

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 ........           4

 STATEMENTS OF CASH FLOWS -

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000 .........................           5

    NOTES TO FINANCIAL STATEMENTS ..............................................           6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS ....................................           6

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...          21

PART II. OTHER INFORMATION .....................................................          22

         ITEM 1. LEGAL PROCEEDINGS .............................................          22

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................          22

SIGNATURES .....................................................................          23

EXHIBIT INDEX ..................................................................          24

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                     1999            2000
                                                                                 ------------   --------------
                                                                                          (UNAUDITED)
                                                      ASSETS

CURRENT ASSETS
        Cash & Cash Equivalents                                                   $   2,143        $   3,701
        Accounts Receivable, net                                                        952              517
        Inventory                                                                       541              440
        Other Current Assets                                                            204              528
        Subscription Receivable                                                       2,500                0
                                                                                  ---------        ---------
                          Total Current Assets                                        6,340            5,186

PROPERTY & EQUIPMENT, Net of Accumulated Depreciation of $1,124 and
        $1,413 in 1999 and 2000, respectively                                           839              984

OTHER ASSETS
        Other Assets                                                                     15                0
        Due from Related Parties                                                        499              521
                                                                                  ---------        ---------
                          Total Other Assets                                            514              521

                                                                                  ---------        ---------
TOTAL ASSETS                                                                      $   7,693        $   6,691
                                                                                  =========        =========

                                         LIABILITIES & STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts Payable                                                          $     534        $     517
        Accrued Liabilities                                                           1,044            1,231
                                                                                  ---------        ---------
                          Total Current Liabilities                                   1,578            1,748

NOTE PAYABLE                                                                            381              381
REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                5,264            5,500

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' (DEFICIT) EQUITY
        Common Stock                                                                      8                8
        Additional Paid-in-Capital                                                   25,888           30,829
        Deferred Comp                                                                   (58)              (1)
        Accumulated Deficit                                                         (25,337)         (31,743)
        Notes Receivable from Officers                                                  (31)             (31)
                                                                                  ---------        ---------
                          Total Stockholders' (Deficit) Equity                          470             (938)
                                                                                  ---------        ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $   7,693        $   6,691
                                                                                  =========        =========



Accompanying notes are integral to these balance sheets.

                                 SPECTRX, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    THREE MONTHS                  NINE MONTHS
                                                                  ENDED SEPTEMBER 30          ENDED SEPTEMBER 30,
                                                                   1999          2000          1999            2000
                                                                 -------       -------       -------       -------
REVENUE
                                   Product Sales                 $   380       $   529       $   990       $ 1,642
                                   Collaborative Agreements        1,000                     0 1,100           749
                                                                 -------       -------       -------       -------

 TOTAL REVENUE                                                     1,380           529         2,090         2,391


OPERATING EXPENSE
                                   Cost of Sales                     454           499         1,197         1,439
                                   Research & Development          1,212         1,374         3,783         4,608
                                   Sales & Marketing                 221           239           666           700
                                   General & Administrative          634           900         1,940         2,143
                                                                 -------       -------       -------       -------
                                       Total                       2,521         3,012         7,586         8,890
                                                                 -------       -------       -------       -------
                                   Operating loss                 (1,141)       (2,483)       (5,496)       (6,499)

OTHER EXPENSE (INCOME)                                                 3             0            14           (21)

INTEREST EXPENSE (INCOME)                                            (23)         (138)         (111)         (308)
                                                                 -------       -------       -------       -------
NET LOSS                                                         $(1,121)      $(2,345)      $(5,399)      $(6,170)
                                                                 =======       =======       =======       =======
PREFERRED STOCK DIVIDENDS                                              0           (78)            0          (236)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                        $(1,121)      $(2,423)      $(5,399)      $(6,406)
                                                                 =======       =======       =======       =======

NET LOSS PER SHARE
                                   BASIC                         $ (0.14)      $ (0.29)      $ (0.67)      $ (0.76)
                                                                 =======       =======       =======       =======
                                   DILUTED                       $ (0.14)      $ (0.29)      $ (0.67)      $ (0.76)
                                                                 =======       =======       =======       =======

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES
OUTSTANDING

                                   BASIC                           8,030         8,484         8,024         8,406
                                                                 =======       =======       =======       =======
                                   DILUTED                         8,030         8,484         8,024         8,406
                                                                 =======       =======       =======       =======





       Accompanying notes are integral to these statements of operations

                                 SPECTRX, INC.

                      UNAUDITED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                                                                 Nine months
                                                                                                   Ended
                                                                                                 September 30,
                                                                                             1999            2000
                                                                                          --------           --------
Net Loss .......................................................................          $(5,399)          $(6,170)

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization .......................................              275               304
           Amortization of deferred compensation ...............................               57                57
           Changes in assets and liabilities:
                  Accounts receivable ..........................................              (92)              435
                  Inventory ....................................................              (48)              101
                  Other assets .................................................               47              (324)
                  Due from related parties .....................................              (21)              (22)
                  Accounts payable .............................................              (16)              (17)
                  Accrued liabilities ..........................................              931               187
                  Subscription Receivable ......................................                0             2,500
                                                                                          -------           -------
                   Total adjustments ...........................................            1,133             3,221
                                                                                          -------           -------

                   Net cash used in operating activities .......................           (4,266)           (2,949)
                                                                                          -------           -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property, plant, and equipment ...............................             (177)             (434)

                                                                                          -------           -------
                     Net cash used in investing activities .....................             (177)             (434)
                                                                                          -------           -------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs) ..........................               64             4,941
     Advance from a collaborative partner ......................................              381                 0
                                                                                          -------           -------
                     Net cash provided by financing activities .................              445             4,941
                                                                                          -------           -------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS ..........................................................           (3,998)            1,558
CASH AND CASH EQUIVALENTS, beginning of period .................................            4,962             2,143
                                                                                          -------           -------
CASH AND CASH EQUIVALENTS, end of period .......................................          $   964           $ 3,701
                                                                                          =======           =======

                         Accompanying notes are integral
                        to these statements of cash flows

                                  SPECTRX, INC.

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by SpectRx without audit. These statements reflect all adjustments, all of which are of a normal, recurring nature, and in the opinion of management, necessary to present fairly the consolidated financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 1999 and 2000, and the cash flows for the nine months ended September 30, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The accounting policies of SpectRx are unchanged from December 31, 1999. SpectRx believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in SpectRx's Annual Report on Form 10-K, for the year ended December 31, 1999.

The results of operations for the three months and nine months ended September 30, 1999 and 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

  2.     FLUORRX, INC.

         In December 1996, SpectRx (the "Company") sublicensed certain technology to and acquired a 64.8% interest in FluorRx, a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. SpectRx's interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, and August 1998, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, and $511,000, respectively. In September 2000, FluorRx sold additional convertible preferred stock for contracted engineering services provided to FluorRx amounting to $521,080. The issuance of additional preferred stock reduced SpectRx's ownership (on an as converted basis) to 42.5%. Effective with the August 1998 funding, SpectRx began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, SpectRx began suspending the equity losses from its investment in FluorRx because SpectRx's investment has a net book value of zero. The accompanying Statements of Operations for the three and nine months ended September 30, 2000 excludes $342,972 and $468,782 in losses, respectively, which represents SpectRx's 42.5% equity in the loss of FluorRx. Cumulative suspended equity losses as of September 30, 2000 amounted to $1,601,782.

3.       COMPREHENSIVE INCOME

         SpectRx currently has no other comprehensive income items as defined by Statement of Financial Accounting Standards No. 130.

4.       COMMITMENTS AND CONTINGENCIES

         The company is subject to lawsuits, as described below in "Legal Proceedings" in "Other Matters" section of Form 10-Q herein, arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings will not have a material adverse effect on the company's business or financial condition and results of operations.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make statements in this report which express our "belief", "anticipation" or "expectation" as well as other statements which are not historical facts. These statements are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in or incorporated by reference into this report. The following discussion should be read in conjunction with our Financial Statements and Notes included in this report.

OVERVIEW

         SpectRx was incorporated on October 27, 1992, and since that date has raised capital through the sale of preferred stock, the issuance of debt securities, the public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive medical diagnostic, screening and monitoring products. As part of our business strategy, we have selectively established arrangements with leading medical companies for the development, commercialization and introduction of our products. We have entered into collaborative arrangements with Abbott Laboratories, Roche Diagnostics, Respironics and Welch Allyn for our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, respectively. In December 1996, we sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At September 30, 2000, as a result of subsequent financings, SpectRx's interest in FluorRx was 42.5%.

         We have a limited operating history upon which our prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2000, we have an accumulated deficit of approximately $31.7 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998 and do not have significant experience in manufacturing, marketing or selling our products. There can be no assurance that our development efforts will result in commercially viable products, that we will be successful in introducing our products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that our products will ever gain market acceptance or that we will ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         A significant portion of our revenues and profits are expected to be derived from royalties and manufacturing profits that we will receive from future sales by Abbott, Roche Diagnostics and Respironics of any glucose monitoring, diabetes detection and infant jaundice products, respectively, that we may develop in the future. Another significant portion of our revenues and profits are expected to be derived from the sale of any cervical cancer products. Our collaboration with Welch Allyn is more like a joint venture, so revenues and profits expected to be derived from the sales of cervical cancer detection products will be sales to distributors and end users. The royalties, manufacturing profits and distribution profits that we expect to receive from each of our collaborations depend on both the successful development and sales of the products. There can be no assurance that we, together with our collaborative partners, will be able to successfully develop the products, or sell sufficient volumes of our products to generate substantial revenues and profits.

Our collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of our collaborative partners were to terminate its arrangement with us, we would either need to reach agreement with a replacement collaborative partner or undertake at our own expense the activities handled by our collaborative partner prior to any such termination. This would require us to develop expertise we do not currently possess, would significantly increase our capital requirements and would limit the programs we could pursue. We would likely encounter significant delays in introducing our products and the development, manufacture and sales of our products could be adversely affected by the absence of such collaborative arrangements. The termination of any of our collaborative arrangements could have a material adverse effect on our business, financial condition and results of operations.


QUARTER OVERVIEW

In August 2000, we announced that a significant study, involving 490 newborn babies, confirmed that our BiliChek TM Non-invasive Bilirubin Analyzer is capable of using light to painlessly measure bilirubin, the cause of infant jaundice. The study also showed that the BiliChek TM biophotonic device accurately measures jaundice in babies of many races and may be used as a replacement for the painful "heel stick" blood test. According to the results of the study, which was published in the medical journal Pediatrics (Vol. 106, issue 2), BiliChek TM measurements showed strong correlation with blood samples tested by the "gold standard" high-performance laboratory analyzer, at the University of Wisconsin. In September 2000, we announced the appointment to our Board of Directors of Chris Monahan, 61, a former Divisional Vice President and General Manager within Abbott Laboratories' Diagnostics Division.

Development and marketing partner Roche Diagnostics reported to us that it has received expedited review status from the U.S. FDA for a three-module premarket approval (PMA) filing for the Accu-Chek(TM) D-Tector(TM) non-invasive diabetes detection device. Roche expects to file its first module of the PMA before year's end. Clinical studies of the device to support the PMA application are underway.

Additionally, marketing partner Respironics reported that it has secured a CPT code that covers the use of the BiliChek(TM) in the U.S. We also expect Respironics to submit in the near future additional data requested by the FDA for expanded phototherapy claims for the BiliChek(TM).

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         General. Net losses increased to $2.4 million from $1.1 million during the three months ended September 30, 2000 as compared to the same period in 1999 due to a decrease in milestone revenue. We expect similar net losses to continue.

         Revenue. Product revenue increased to $529,000 for the quarter ended September 30, 2000 from $380,000 for the same period of 1999. The majority of the increase (64%) represents increased BiliChek TM and BiliCal TM sales. In addition, Accu-Chek TM sales for clinical trials and other revenue comprised the rest of the increase. Milestone revenue, which is event-based rather than sales-based, decreased to $0 during the three months ended September 30, 2000 from $1,000,000 during the same period in 1999 because no milestone payments were received.

         Cost of Sales. Cost of sales was $499,000 for the three months ended September 30, 2000 versus $454,000 during the same period of 1999. While the cost of sales increase is directly related to product sales, a portion of the cost of sales represents excess capacity production charges which were lower for this quarter of 2000 than in this period in 1999. We expect excess capacity to exist for the remainder of this year and most of 2001.

         Research and Development Expenses. Research and development expenses increased to approximately $1,374,000 during the three months ended September 30, 2000 from approximately $1,212,000 during the same period in 1999. The increase in research and development expenses was primarily due to expansion of research in our glucose monitoring and cancer detection programs, including increases in costs related to clinical trials, salaries, consulting and contracted research. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for our products.

         Sales and Marketing Expenses. Sales and marketing expenses increased slightly to $239,000 during the three months ended September 30, 2000 from approximately $221,000 during the same period in 1999. Marketing expenses are expected to increase in the future as BiliChek(TM) sales expand internationally.

         General and Administrative Expenses. General and administrative expenses increased to $900,000 during the three months ended September 30, 2000 compared to approximately $634,000 incurred during the same period in 1999. The increase is primarily due to increased legal expense compared to the third quarter of 1999. General and administrative expenses, however, are expected to remain at a high level for the remainder of the year but to decrease in the future.

         Net Interest and Other Income. Net interest and other income increased to $138,000 during the three months ended September 30, 2000 from $20,000 during the same period in 1999. This increase is due to a higher amount of interest being earned on higher cash balances from private financing received in early 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         General. Net losses increased to approximately $6.4 million during the nine months ended September 30, 2000 from approximately $5.4 million during the same period in 1999 primarily due to increased research and development expenses during 2000 and lower milestone revenue in 2000 versus the same period in 1999.

         Revenue. The increase in revenue to $2,391,000 in the nine months ended September 30, 2000 versus $2,090,000 in the same period in 1999 is a result of having a more established distributor sales system and increasing demand for the BiliChek TM product. Sales of the Accu-Chek D-Tector TM in 2000 slightly offset the lower levels of milestone revenue.

         Cost of Sales. Cost of sales was $1.43 million for the nine months ended September 30, 2000 versus $1.2 million during the same period of 1999. The increase in cost is due to increased unit sales in 2000. Excess capacity charges in production decreased in 2000 as compared to the same period in 1999.

         Research and development expenses. Research and development expenses increased to approximately $4.6 million during the nine months ended September 30, 2000 from approximately $3.8 million during the same period in 1999. The increase in research and development expenses was primarily due to expansion of research in continuous glucose monitoring and cancer detection, including increases in the cost to build prototypes of our developmental products, and increases in clinical costs.

         Sales and marketing expenses. Sales and marketing expenses increased 5% to $700,000 during the nine months ended September 30, 2000 from approximately $666,000 during the same period in 1999.

         General and administrative expenses. General and administrative expenses increased to approximately $2.1 million during the nine months ended September 30, 2000 compared to approximately $1.9 million for the same period in 1999. The increase is primarily due to an increase in legal fees relating to the arbitration with Altea/Nimco.

         Net interest and other income. Net interest and other income increased to $329,000 during the nine months ended September 30, 2000 from $97,000 during the same period in 1999. This increase results from higher interest earned on higher cash balances associated with the private funding received in the first quarter of 2000.

FINANCIAL CONDITION

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.

From October 27, 1992 (inception) through September 30, 2000, we received approximately $36.3 million in proceeds from sales of our debt and equity securities. At September 30, 2000, we had cash of approximately $3.7 million and working capital of approximately $3.4 million. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the amendment to our agreement with Abbott. We also issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million.

We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing instruments until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and international regulatory approvals and clearances, commencing and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund development expenditures would have a material adverse effect on our business, financial condition and results of operations.

In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. Assuming we meet our milestones under our agreements with our strategic collaborators, we believe that our existing capital resources will be sufficient to satisfy our funding requirements for at least the next nine months, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring product or our cervical cancer product. However, there can be no assurance that we will meet our milestones or receive payments from our collaborative partners or that we will enter into new agreements or receive any related payments.

OTHER MATTERS

Legal Proceedings

As disclosed in our Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, in March 2000, we filed a Demand for Arbitration of certain disputes arising under our License Agreement with Altea/NIMCO and a former officer-employee of SpectRx, Jonathan Eppstein, who is also a principal in Altea/NIMCO. We sought an interpretation of certain portions of the License Agreement relating to our obligation to assign future intellectual property rights and seek relief for these and other issues. We also asked for damages related to these and other issues. Altea had sent two letters to us purporting to give notice of material breach of the License Agreement for failure to assign certain intellectual property rights to Altea or NIMCO and to participate in a joint development program and other items. As part of the arbitration process, we and Altea had agreed that the cure period for the alleged defaults would be postponed pending a final resolution of the arbitration proceedings. Final arguments were held October 23, 2000 and a decision was entered on November 7,2000. The Arbitration panel denied the claims for damages by both parties. They also denied the claims by Altea/NIMCO that SpectRx is required to continue a program of Joint Development and all claims that SpectRx has breached the License and Joint Development Agreement. The Panel interpreted the scope of Joint Technology under the Agreement as requested by Altea and as a result said that two patent applications should be jointly assigned to Altea. The Panel also resolved a dispute over stock options in effect at the time Altea/NIMCO principal Jonathan Eppstein's employment ended at SpectRx. The Panel also denied the claims of both sides for attorney's fees and expenses of arbitration.

In August 2000, SpectRx filed a complaint for Declaratory Judgment against Ampersand Medical Corp. seeking a declaration that SpectRx has not misappropriated or improperly disclosed any alleged confidential information or alleged trade secrets disclosed to it by Ampersand. Ampersand subsequently filed a counter-suit in Illinois against SpectRx alleging that SpectRx had misappropriated trade secrets belonging to Ampersand. SpectRx believes Ampersand's claims are without merit.

SUBSEQUENT EVENTS

In October 2000, we received another grant of $307,000 from the Centers for Disease Control and Prevention (CDC) to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The funding will be used to conduct clinical studies, research ergonomic issues and to assist in developing a plan for regulatory approval of the technology for children and the elderly. The grant announcement represents a commitment of more than $600,000 in funding to date from the CDC.

RISK FACTORS

         The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following risk factors:

Limited Operating History; History of Losses and Expectations of Future Losses

         We have a limited operating history upon which our prospects can be evaluated. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry, which is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2000, we have an accumulated deficit of approximately $31.7 million. To date, we have engaged primarily in research and development efforts. We have only generated limited revenues from product sales and do not have significant experience in manufacturing, marketing or selling our products. There can be no assurance that our development efforts will result in commercially viable products, that we will be successful in introducing our products, or that required regulatory clearances or approvals will be obtained in a timely manner, or at all. There can be no assurance that our products will ever gain market acceptance or that we will ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Government Regulations; No Assurance of Regulatory Approvals

         The design, manufacturing, labeling, distribution and marketing of our products will be subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory clearance or approvals is lengthy, expensive and uncertain. In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We intend to seek clearance to market each of our products, where possible, through a 510(k) premarket notification supported by clinical data. A 510(k) premarket notification has been filed with and approved by the FDA, for clearance to market our infant jaundice product. A 510(k) was filed in February 2000 for expanded use during phototherapy treatment for the BiliChek(TM). The FDA has requested additional information to be included in the application, which we expect will be supplied during the fourth quarter of 2000. A 510(k) premarket notification was filed in 1998 with the FDA for clearance to market the diabetes detection product. The 510(k) was later withdrawn, and discussions have been held by Roche Diagnostics with the FDA in preparation for clinical activity and the submission of a modular PMA for this product to be filed in 2000. Roche has notified us that it has reached an agreement with the FDA on an approval path forward and on the protocol for submission clinicals, which could be concluded by year end. We have not filed any other 510(k) premarket notification or premarket approval ("PMA") application for clearance with the FDA. There can be no assurance that any such notifications will be filed in accordance with this schedule, that the FDA will act favorably or quickly on such 510(k) submissions, or that significant difficulties and costs will not be encountered during efforts to obtain FDA clearance or approval. Specifically, the FDA may request additional data or require additional clinical studies be conducted to obtain 510(k) clearance for one or more of our products. In addition, there can be no assurance that the FDA will not require the submission of a PMA application to obtain FDA approval to market other of our products. Preliminary expectations regarding our cancer program and glucose program are that each of those filings would be a PMA. The PMA process is more rigorous and lengthier than the 510(k) clearance process and can take several years from initial filing and require the submission of extensive supporting data and clinical information. In addition, there can be no assurance that the FDA will not impose strict labeling or other requirements as a condition of its 510(k) clearance or PMA, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier PMA process could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the foregoing actions by the FDA could delay or prevent altogether our ability to market and distribute our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Dependence on Licensed Patent Applications and Proprietary Technology

         Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring Company, Inc. ("Nimco") one granted patent and know-how related to our glucose monitoring product, jointly applied with Altea Technologies, Inc. ("Altea") for a U.S. patent and an international patent related to this device and have licensed this granted patent and these patent applications to Abbott pursuant to the parties' collaborative arrangements. We have license agreements with Georgia Tech Research Corporation ("GTRC") that give us the right to use two patents related to our diabetes detection product, and we have licensed this proprietary technology to Roche Diagnostics pursuant to our collaborative arrangement with them. We have license agreements with the University of Texas M.D. Anderson Cancer Center ("M.D. Anderson") that give us access to one patent related to our infant jaundice product, and we have applied for two patents related to this product. We have licensed the one patent and two patent applications to Respironics pursuant to our collaborative arrangement with that company. In addition, we have licensed from Joseph Lakowicz, Ph.D. of the University of Maryland several granted patents and patent applications related to fluorescence spectroscopy that we intend to use in our research and development efforts. We have been issued, in total, 28 U.S. patents. In addition, we have filed for a total of 37 U.S. patents that are still in prosecution.

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

Little Marketing and Sales Experience

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. We have relatively limited experience in marketing or selling medical device products and only have a six person marketing and sales staff. In order to successfully continue to market and sell our infant jaundice product outside the United States and Canada, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell this product. While we have signed distributor agreements for our BiliChek(TM) and BiliCal(TM) products, there can be no assurance that we will be able to successfully fully develop a marketing and sales force or that we will be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party for the marketing and sale of our infant jaundice product outside the United States and Canada, any revenues to be received by us from this product will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche Diagnostics for any revenues to be received from our glucose monitoring and diabetes detection products, respectively. There can be no assurance that the efforts of these third parties for the marketing and sale of our products will be successful.

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

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements for at least the next nine months, but may not be sufficient to fund our operations to the point of commercial introduction of either of our glucose monitoring product concepts or our cervical cancer product. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

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

Control by Directors, Executive Officers and Affiliated Entities

         Our directors, executive officers and entities affiliated with them, in the aggregate, beneficially owned as of September 30, 2000 approximately 30.2% of our outstanding Common Stock. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

         (b)      Reports on Form 8-K

         The Registrant filed no Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.


                              SPECTRX, INC.


Date:    November 14, 2000      By:  /S/   THOMAS H. MULLER, JR.
                              --------------------------------------
                              Thomas H. Muller, Jr.
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial and Accounting Officer)

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
 10.16B (1)      Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.16C (1)      Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.16D (4)      Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.16E (4)**    Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.16F          Fifth Amendment to License Agreement, dated May 31, 2000, between Joseph R. Lakowicz, Ph.D. and SpectRx.
 10.17  (1)      License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring
                 Company, Inc., Altea Technologies, Inc. and SpectRx.

 10.18 (1)*      Patent License Agreement, dated March 12, 1996, between the Board of Regents of the University of
                 Texas System, M.D. Anderson and SpectRx.
 10.19A (1)*     Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and SpectRx.
 10.19B (4)**    Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and
                 SpectRx.
 10.20 (1)       Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical Center and SpectRx.
 10.21A (1)*     Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and
                 SpectRx.
 10.21B(3) *     Letter Agreement, dated December 22, 1997, between Abbott and SpectRx.
 10.21 C(6)**    Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between
                 Abbott Laboratories and the SpectRx.
 10.22A (1)      Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza 85 Business Park and
                 SpectRx, together with amendments 1, 2 and 3 thereto and Tenant
                 Estoppel Certificate, dated September 20, 1994.
 10.24(4)**      Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and
                 SpectRx.
 10.25A**(5)     Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.
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