Form 10-K
period 2000-12-31
SPECTRX INC
filed 2001-04-02
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2000.

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $67 million as of February 28, 2001, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date by the Nasdaq National Market.

         As of February 28, 2001, the Registrant had outstanding 8,512,642 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders -- Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

         We are a specialty point-of-care medical diagnostics company that employs leading-edge biophotonic technologies to provide painless, non-invasive and minimally invasive alternatives to blood and tissue sampling procedures. Biophotonic technology is the use of light and other forms of energy to access the human body to diagnose and monitor disease. We have developed a product that provides a non-invasive alternative to the conventional blood test for detecting and monitoring infant jaundice. We are also developing products that we believe will provide less invasive and painless alternatives to products that are currently available for conventional diabetes detection, glucose monitoring and cancer detection. We believe these products can improve patient well-being and reduce healthcare costs since they reduce or eliminate pain, are convenient to use and provide rapid results at the point of care. We have entered into collaborative arrangements with the following companies to help develop, commercialize and sell the following products:


         COLLABORATIVE PARTNER              PRODUCT BEING DEVELOPED
         ---------------------              -----------------------
         Respironics, Inc.                  Infant Jaundice Detection and Monitoring
         Welch Allyn, Inc.                  Cancer Detection
         Abbott Laboratories                Glucose Monitoring
         Roche Diagnostics                  Diabetes Detection

OUR BUSINESS STRATEGY

        We exist to provide innovative medical products that improve the quality of life. Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and grows stockholder value. To achieve this mission, we are pursuing the following business strategy:

         - Focus on Current Programs. We intend to expand the market for our current product by using focused marketing techniques, leveraging clearance for expanded claims for use of the product, and developing product improvements. We will also continue to advance our products being developed to commercialization. We intend to implement this strategy by:

                  - leveraging the expertise of our collaborative partners;

                  - seeking clearance for these products where possible from the United States Food and Drug Administration, or FDA;

                  - focusing and streamlining our internal product development capabilities; and

                  - developing our sales, marketing and manufacturing capabilities.

         - Develop Additional Products. We need to ensure a future product pipeline. We intend to leverage our proprietary biophotonic technologies to develop additional products from our current product and our other product development activities. We believe that our development activities in glucose monitoring and cancer detection have significant promise for additional product offerings that use our biophotonic technologies. For example, we believe our interstitial fluid sampling technology may be applicable for monitoring compounds other than glucose. We also believe that the technology used in the cancer detection products we are developing can be used for the detection of other cancers.

         - Collaborate with Market Leaders. We have established collaborative arrangements with Abbott, Roche, Respironics and Welch Allyn to develop and commercialize our products. We may seek to establish strategic relationships with other leading companies for the development, commercialization and introduction of additional products, if it is the best path to commercialization for those products.

         - Address Large Market Opportunities. We believe that large market opportunities exist for products using our proprietary biophotonic technologies. We intend to address these opportunities by selectively developing future products that incorporate a disposable component and qualify for third-party reimbursement.

INDUSTRY OVERVIEWS

INFANT JAUNDICE

Background

          Infant jaundice is a condition that primarily affects newborns within the first three to ten days of life. If left untreated, in extreme cases infant jaundice may lead to brain damage or death. Jaundice is characterized by a yellowing of the skin and eyes caused by an excess of bilirubin in the body. Bilirubin is a normal waste product resulting from the breakdown of red blood cells that is removed from a healthy body by the liver. Before birth, a baby's bilirubin is processed by the mother's liver. After birth, an infant must eliminate bilirubin on its own. It may take the infant's system several days to begin eliminating the bilirubin as fast as it is produced. Infants who are born prematurely, who are underfed, or who belong to some ethnic groups are at increased risk of developing jaundice. The initial screening for jaundice is the observation of yellow skin. This is a subjective determination that is prone to errors due to differing skin colors and gestational ages. If a baby is selected for further jaundice testing, the current procedure requires that a blood sample be obtained from the infant, usually by lancing the infant's heel. This can be a traumatic and painful process for the infant. Since jaundice normally presents in infants 36 to 72 hours after birth, infants who are sent home after a short hospital stay, which commonly occurs under managed care guidelines in the United States, are at risk because the condition may not have presented before they are released.

The Infant Jaundice Screening and Monitoring Market

         According to published reports, about 60% of the four million newborns each year in the United States have recognizable jaundice. Annually, about 1.7 million newborns receive at least one blood test for bilirubin levels. Of those newborns tested, about 700,000 have elevated bilirubin levels, and a portion of these newborns will receive additional tests. The cost to the patient for a bilirubin test ranges from $22.25 to $37.75, and the laboratory processing cost usually ranges from $10.00-$12.00. About 10% of those infants in the United States diagnosed with jaundice will undergo phototherapy, a treatment that converts bilirubin into a water soluble form that can be processed and eliminated from the infant's system. We believe that the average newborn under active phototherapy treatment receives three to four bilirubin monitoring tests.

Our Non-Invasive Infant Jaundice Detection and Monitoring Product (Point of Care Bilirubin Testing)

         Our infant jaundice product, trademarked the BiliChek in the United States and the BiliCheck internationally, is based on a form of biophotonic technology. This product measures bilirubin regardless of the baby's skin color or gestational age. The product is designed to provide rapid, point-of-care bilirubin measurements and to serve as an initial screening and ongoing monitoring device. We believe that, in many cases, the BiliChek has the potential to replace the painful heel stick procedure currently utilized.

          The design of the BiliChek consists of a hand-held, battery-operated instrument, which sits in a compact charger base when not in use. This instrument incorporates a microspectrometer to collect biophotonic information from the skin as well as a proprietary, disposable calibration element, trademarked the BiliCal. After calibration, the instrument is applied to the skin of the infant to produce a measureable value of bilirubin, which generally takes less than one minute. During this time the bilirubin level is measured by collecting the light reflected from the skin and analyzing it using a proprietary algorithm that adjusts for interfering factors such as skin color and gestational age.

         In 1998, we received ISO 9001/EN 46001 certification and were granted the right to use the CE mark. This certification and mark, which demonstrates compliance with specified standards of quality, allowed us to begin selling the BiliChek in Europe. In April 1998, we began selling BiliChek units to international distributors. The BiliChek is currently being marketed in more than 60 countries worldwide. In March 1999, the BiliChek received clearance from the FDA for

Respironics to market the product in the U.S., which began after Respironics obtained the initial FDA clearance. During 2000, about 29% of BiliChek units and 14% of BiliCal units were sold to Respironics for sales in the United States and Canada.

          In January 2000, Respironics reported it had filed a premarket notification submission with the FDA for expanded claims for use of the BiliChek during phototherapy. In August 2000, the FDA requested that additional clinical data be collected to support these expanded claims for use, which was supplied in January 2001. In March 2001, the FDA granted clearance for expanded claims for the BiliChek, including use during and after phototherapy. In November 2000, the BiliChek was approved for third-party reimbursement in the U.S. under CPT code 88400. We believe that Respironics plans to implement a major marketing effort for the BiliChek in the U.S. now that it has received the additional
FDA clearance.

        Our infant jaundice product was developed under a collaborative arrangement with Respironics. Under the terms of the arrangement, we developed and manufacture the product, and Respironics paid and will continue to pay specified costs associated with additional product development and clinical trials. Respironics has been granted a license to market and sell the product in the United States and Canada, while we retain the right to sell the product in all other geographic markets. Respironics retains a significant degree of discretion regarding the timing of the activities for which it has responsibility and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, we cannot be sure that the marketing schedules will be met, if at all.

NON-INVASIVE CANCER DETECTION

Background

         According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide, and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found, and the sooner treatment begins, the better a patient's chances are of a cure. We began investigating the applications of our technologies to cancer detection before 1997, when we initiated a market analysis for these uses. We concluded that our biophotonic technologies had applications to detect a variety of cancers that could be exposed to light. We selected cervical cancer and skin cancer from a list of the ten most attractive applications as categories of cancer to pursue initially.

Cervical Cancer

         Cervical cancer is a cancer that begins in the lining of the cervix, the lower part of the uterus. Cervical cancer forms over time and may spread to other parts of the body if left untreated. There is generally a gradual change from a normal cervix to a cervix with precancerous cells to cervical cancer. For some women, precancerous changes may go away without any treatment. While the majority of precancerous changes do not advance to cancer, if these precancers are treated, true cancers can be prevented. The Pap smear, where a sample of cervical tissue is placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening.

Cervical Cancer Market

         The American Cancer Society estimates that about 12,800 cases of invasive cervical cancer will be diagnosed annually in the United States, with 4,600 deaths predicted annually. According to published data, cervical cancer results in about 190,000 deaths annually worldwide, with 371,000 new cases reported each year.

         We believe the major market opportunities related to cervical cancer are in screening and diagnosis. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the U.S. has declined dramatically, due mainly to the increased use of the Pap smear screening test. However the Pap smear screening test has a wide variation in sensitivity, or the ability to detect the disease (11% to 99%), and specificity, or the ability to exclude false positives (14% to 97%), according to an analysis of Pap test accuracy published in the American Journal of Epidemiology, Vol. 141, No. 7, 1995. About 55 million Pap tests are given annually in the U.S. The average price of a Pap test in the U.S. is $26. New technologies improving the sensitivity and specificity of Pap smear screening have recently been introduced and are finding acceptance in the market place.

         After screening for cervical cancer by use of a Pap smear, if necessary, a visual examination of the cervix using a colposcope is followed by a biopsy. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the U.S. and Europe. The average cost of a colposcope examination in the U.S. is $185.

Our Non-invasive Cervical Cancer Product

         In collaboration with Welch Allyn, we are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The intended design is expected to identify cancers and precancers painlessly, non-invasively and at the point of care by shining light onto the cervix, then analyzing the light reflected or emanating from the cervix. The information presented by the reflected light will be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, preserves the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. Our product, in addition to detecting the structural changes attributed to cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, the cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a disposable single-use calibration and alignment component.

         During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population consisted of 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 cases, there were 20 high-grade precancers, 36 low-grade precancers, 146 benign lesions, and 116 normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

        We expect prototype development to be followed by pivotal clinical trials and a regulatory submission. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, we and Welch Allyn will jointly seek regulatory approvals for our cervical cancer detection product. Welch Allyn retains a significant degree of discretion regarding the timing of these activities for which it has responsibility and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, we cannot be sure that these events will occur.

DIABETES

Background

         Diabetes is a major health care problem and, according to recent estimates by the World Health Organization, the number of people with diabetes will grow from 140 million people worldwide to 300 million over the next 25 years. If undiagnosed or untreated, diabetes can lead to severe medical complications over time, including blindness, loss of kidney function, nerve degeneration, and cardiovascular disease. Diabetes is the sixth leading cause of death by disease in the United States and is estimated to cost the American economy over $130 billion annually, including indirect costs such as lost productivity.

         Diabetes occurs when the body does not produce sufficient levels of, or cannot effectively use, insulin, a hormone that regulates the body's use of glucose. Glucose levels in the blood must be within a specific concentration range to ensure proper health. Insulin deficiency results in an abnormally high blood glucose concentration, which causes detectable changes in some proteins throughout the body, impairs the ability of cells to intake glucose and has other adverse effects. There are two types of diabetes. Type I diabetes is generally characterized as juvenile-onset and results in insulin dependency. In Type I diabetes, which affects from 5% to 10% of all people with diagnosed diabetes, the cells that make insulin have been damaged or destroyed. Type I diabetes is treated with daily insulin injections. Type II diabetes is the more prevalent form of diabetes and is generally characterized as adult-onset; it does not necessarily result in insulin dependency. In Type II diabetes, the insulin producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose-using tissues such as skeletal muscle; a condition called insulin resistance. Type II diabetes is initially managed with proper diet, exercise and oral medication.

The Glucose Monitoring Market

          People with diabetes have difficulty achieving optimal glucose control. For proper glucose control, each insulin injection or other form of medication should be adjusted to reflect the person's current blood glucose concentration, carbohydrate consumption, exercise pattern, stress or other health factors. Accordingly, personal glucose monitoring products have become critical in managing diabetes by allowing people with diabetes to measure their glucose levels in order to adjust their diet, exercise and use of oral medication or insulin.

          In June 1993, the National Institutes of Health announced the results of the Diabetes Control and Complications Trial. This long-term study of about 1,400 people with Type I diabetes confirmed the importance of glucose control as a determinant of long-term risk of degenerative complications. The data from the trial demonstrated that the risk of degenerative complications is significantly reduced if blood glucose concentrations in people with Type I diabetes can be brought closer to the concentrations measured in non-diabetic individuals. For example, the trial demonstrated that the risk of complications of diabetic retinopathy, the leading cause of blindness in the United States, could be reduced up to 76% through proper glucose control. The trial panel recommended that people with Type I diabetes measure their blood glucose four times per day in order to maintain proper control over their glucose levels. Although the study involved people with Type I diabetes only, similar Japanese and United Kingdom studies on people with Type II diabetes support the conclusion of the Diabetes Control and Complications Trial that maintaining low average glucose levels reduces the risks of complications associated with diabetes.

         Because glucose monitoring is an important part of every day life for people diagnosed with diabetes, the world-wide personal glucose monitoring market is substantial. Abbott and we believe that the worldwide market for glucose monitoring products at manufacturers' price levels is about $3.7 billion annually and is growing at about 12%-18% per year. We believe that the market for personal glucose monitoring products is driven by four main factors:

         -        an aging population;

         - the realization that tight glucose control dramatically reduces the risk of complications;

         - the availability of third-party reimbursement in developed nations; and

         - the promotion and increased availability of glucose monitoring products.

         It is estimated that people with diabetes currently monitor their glucose on average less than twice a day, instead of four times a day as recommended by the Diabetes Control and Complications Trial. We believe that the pain, inconvenience and cost associated with conventional finger stick blood glucose monitoring systems are the primary reasons that most people with diabetes fail to comply with this recommendation. We believe that greater awareness of the benefit of frequent self-monitoring and the availability of less painful, more convenient monitoring products could significantly increase the global market.

          Most commercially available glucose monitoring systems are painful and inconvenient. All of these systems require that a blood sample be obtained from a patient, applied to a disposable test strip and then measured for glucose concentrations using a battery-powered, handheld monitor. Under most of these systems, the blood sample is usually obtained from a patient's fingertip because of the high concentration of capillaries at this site and because the blood produced at the fingertip can most easily be applied directly to test strips used in these devices. These systems typically require the patient to complete the following steps: insert the disposable test strip into the meter, lance the body part, apply the drop of blood to the test strip and wait for the meter to display the results. Because nerve endings are concentrated in the fingertips, the sampling process used in most systems can be painful. The level of patient discomfort is compounded by the fact that the fingertips offer a limited surface area from which to obtain a blood sample. Thus, the patient can be required to repeatedly sample from the same site, eventually resulting in callouses. In addition, applying the drop of blood to the test strip is difficult for those people with diabetes who have lost dexterity in their extremities due to nerve degeneration.

             Glucose monitoring products have evolved rapidly over time. The largest portion of this market is in conventional finger stick products. There are also blood glucose monitoring products now on the market that are designed to draw blood from the arm or leg, called alternate site products. Also emerging, though not in significant commercial quantities, are continuous glucose monitoring products, which may reduce the need for finger sticks to draw blood. Various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products.

Our Glucose Monitoring Products

         We are developing glucose monitoring products that will allow people with diabetes to easily and accurately measure their glucose levels. These products use our proprietary interstitial fluid sampling technology. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on our research, as well as independent research, have shown that interstitial fluid glucose levels correlate closely with blood glucose levels. We believe that using interstitial fluid to measure glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma before it can be measured. We create micropores by directing a laser on the outer layer of the skin. We believe the creation of micropores will not damage adjacent tissue or penetrate deeply enough to reach the capillary bed or nerve layer below the outer layer of skin. Our glucose monitoring products use our microporation technology to collect a sample of interstitial fluid. This interstitial fluid sample may be measured once in a single-use application, or a stream of interstitial fluid may be repeatedly measured for a continuous monitoring application. Products using both sampling methodologies are intended to measure the glucose concentration of the interstitial fluid using disposable technology. Because our glucose monitoring products are designed to obtain a sample of interstitial fluid through the outermost layers of the skin and do not require a blood sample, their use does not significantly stimulate pain sensors and capillaries found in the deeper layers of skin. These products are expected to be free of the pain and blood involved in conventional finger stick or alternate site techniques.

          We initially focused our research efforts in the area of single-use glucose monitoring, in collaboration with Abbott. Since the fall of 1998, we have focused our research efforts on applications in the continuous monitoring area. In November 1999, we amended our agreement with Abbott to include continuous monitoring products. The primary focus of our collaboration is currently on the continuous monitoring product, with a lesser amount of research by Abbott into the single-use application.

Continuous Glucose Monitoring Product

          During the course of research and development of our single-use glucose monitoring product, we discovered a technique in 1998 which allows for continuous monitoring of glucose. By applying a constant state of low-level vacuum to an array of micropores, a stream of interstitial fluid is produced. This stream of interstitial fluid may be passed over a sensor which measures the glucose concentration, periodically providing the patient with readings. Feasibility data we generated in 1998 indicates that an array of micropores may be kept viable for up to three days. A second feasibility study showed that the concentration of glucose in the interstitial fluid continued to correlate to the concentration of glucose in the blood during a three day period.

         The product concept of the continuous glucose monitoring product consists of a disposable patch electronically connected to a small meter. The patch would be placed over an array of four micropores created on the surface of the skin. This array could be placed in a number of locations, but the current concept would have it placed on the torso. The patch would be designed to eliminate spent interstitial fluid. The meter would be worn on a belt or hidden under clothing. The system would automatically collect a new glucose reading periodically, which would be recorded by the meter and presented on its display unit. The stored information could be downloaded for analysis. The meter could also indicate if the current reading is higher or lower than any previous reading, showing a trend. The meter would also be capable of giving an alarm for high or low glucose levels. For convenience, the umbilical would be detachable so that the patient may bathe or engage in other activities, then reattach the umbilical and resume monitoring the stream of interstitial fluid.

           In November 1999, Abbott and we entered into an amendment of the collaborative arrangement we originally entered into in 1996. The primary focus of the amendment was to include the continuous glucose monitoring research, development and commercialization effort with our agreement. It also included potential manufacturing by us and other potential collaborations with Abbott. In addition, we issued redeemable, convertible preferred stock to Abbott for $5,250,000 in connection with the signing of the amendment.

           In April 2000, we announced that Abbott paid us a $500,000 milestone payment for progress in the continuous glucose monitoring development program.

           In June 2000, we presented data at the American Diabetes Association meeting showing that our glucose monitoring prototypes were capable of continuously measuring glucose in people with diabetes over an extended time with a correlation to finger stick blood measurements of about 90%. The research matched 1,001 data pairs in three separate clinical studies.

           In October 2000, we announced receipt of a grant of $307,000 from the U.S. Centers for Disease Control and Prevention. We have now received more than $600,000 in funding to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes.

           In December 2000, we received a $2,000,000 milestone payment from Abbott for development of a continuous glucose monitoring device for people with diabetes. The milestone payment was related to establishing feasibility of our continuous glucose monitoring technology.

         Our research and development is focused on the integration of our microporation technology, fluid management and the glucose assay technology into a product. We expect product development to be followed by clinical trials and a regulatory submission. Under our collaborative arrangement with Abbott, we are jointly responsible for research for the continuous glucose monitoring product. If Abbott wishes to commercialize the product, then they will be responsible for further product development and obtaining all regulatory approvals. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Abbott retains a significant degree of discretion regarding the timing of these activities for which it has responsibility and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, we cannot be sure that these events will occur.

Single-use Glucose Monitoring Product

          Our single-use glucose monitoring product is expected to be comprised of a small, hand held battery-powered, monitoring device and a proprietary, disposable cartridge. The monitoring device will be placed on the skin, and a laser or other suitable energy source mounted in the housing will be used to create micropores. We anticipate that the device will have a proprietary mechanism that will cause the interstitial fluid to flow out of the micropores and into the disposable cartridge. When the cartridge is full and the interstitial fluid has been analyzed, the results will appear on a display.

          In January 1996, we undertook a pilot study of 10 people, six of whom had diabetes and four of whom did not. This study was performed under a protocol reviewed and approved by the Georgia Baptist Medical Center. The study was designed to evaluate the correlation between results obtained using early stage prototypes of our glucose monitoring product and a leading conventional personal blood glucose monitoring system. The study compared the glucose levels in interstitial fluid and blood of the 10 people, who were each administered 75 grams of glucose. The study, which yielded a total of 876 glucose measurements, including 438 contemporaneous measurements of interstitial fluid and blood, produced a correlation coefficient of 0.96 between glucose levels in interstitial fluid and blood.

          In October 1996, we entered into a collaborative arrangement with Abbott for the development and commercialization of our glucose monitoring products. We granted Abbott an exclusive worldwide license for our single-use glucose monitoring product and other related glucose monitoring devices in all countries except Singapore and the Netherlands, where the license is non-exclusive. As part of the agreement, Abbott agreed to pay all costs associated with a joint research and development program, to make specified milestone payments to us and to pay us a royalty based on net sales. Abbott was also to be responsible for conducting clinical trials, obtaining regulatory approval and manufacturing, marketing, distributing, and selling the products covered by the arrangement. In addition, we issued 500,000 shares of series C preferred stock in 1996 to Abbott, which converted into 357,143 shares of common stock upon our initial public offering. As mentioned above, this agreement was amended in November 1999.

          We conducted research on the single-use glucose monitoring product through the third quarter of 1998, when that research work was transferred to Abbott when it was determined that significant additional research would be required to reach feasibility. Abbott is currently responsible for the research program for single-use glucose monitoring. The focus of that research will be to produce methodologies that will permit collection of interstitial fluid at a minimum volume level, and within a specified time, on a universal basis within the target diabetic population. Abbott retains a significant degree of discretion regarding the timing of these activities for which it has responsibility and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, we cannot be sure that these events will occur.

The Diabetes Detection Market

          The American Diabetes Association estimates that about 15.7 million people in the United States have diabetes, but only about 10.3 million have been diagnosed with the disease. The long term health care costs of a person with diabetes can be substantially reduced if the patient can be diagnosed in the early stages of the disease. Early diagnosis allows glucose levels to be monitored and properly controlled, which can reduce complications that result from long term exposure to elevated glucose levels. The American Diabetes Association currently recommends screening for all adults over 45 years old every three years. Currently, about 798,000 new cases of diabetes are diagnosed each year in the United States, and many of those diagnosed have complications that generally appear eight to ten years after onset of the disease. We believe that the low rate of diabetes diagnosis and the failure in many cases to diagnose the disease before the onset of complications is due primarily to the lack of a convenient and accurate diabetes detection test.

          There are several diabetes detection tests in use today. The diabetes detection procedure recommended by the American Diabetes Association is the blood-based fasting plasma glucose test. This test may be considered difficult and inconvenient to administer because it requires the patient to fast for eight hours before blood is drawn. Additionally, the blood sample is usually sent to a laboratory for analysis, which delays the receipt by the patient of the test results.

Our Non-Invasive Diabetes Detection Product

          The non-invasive diabetes detection product we are developing with Roche, trademarked the Accu-Chek D-Tector, is designed to detect and measure fluorescence in the lens of the eye and evaluate that measurement using our proprietary algorithm. An abnormally high level of fluorescence in the lens of the eye may be indicative of prolonged exposure to high levels of glucose due to diabetes. A measurement indicating a patient is likely to have diabetes could be confirmed by subsequent testing using conventional blood-based diagnostics. The performance of the diabetes detection product has been shown to be comparable to that of the blood-based screening test. Unlike the blood based tests, however, our diabetes detection product is painless, would provide the patient with test results in less than a minute at the point of care, and would not require the patient to fast for eight hours before the test. Roche has named the product the Accu-Chek D-Tector after its leading brand of blood glucose testing products, trademarked under the name Accu-Chek.

          The Accu-Chek D-Tector product is designed to be simple and painless to use and to produce accurate point-of-care results in a very short period of time. We believe that such a method of diabetes detection is likely to become as prevalent as glaucoma testing, which is regularly performed during eye exams. Therefore, we believe that this product may result in increased diagnoses of the millions of undiagnosed people with diabetes worldwide, of which about 5.4 million live in the United States. For this reason, we believe that our non-invasive diabetes detection product presents a substantial opportunity to identify new patients who can benefit from proper treatment, which should reduce incidences of complications and their associated cost.

         The Accu-Chek D-Tector is designed as a compact instrument that will meet desk-top space limitations of optometrists' and physicians' offices and will also be suitable for retail establishments such as pharmacies. To use the device, the patient looks into the instrument while placing their head against a rest. The patient is instructed to look at a fixed light as the instrument locates the eye and automatically tracks the pupil opening. The device measures fluorescence in the lens of the eye using a low-intensity blue light. The results of the analysis will indicate either that the patient should undergo further diagnostic testing or that there is no indication of diabetes. In a pilot study conducted by Roche of more than 1,300 patients, including both diabetics and non-diabetics, an early stage prototype of our diabetes detection product demonstrated an ability to detect diabetes.

           Roche is in the process of conducting FDA clinical trials in anticipation of an expedited review for its premarket approval application for the Accu-Chek D-Tector. In December 1998, Roche filed a 510(k) premarket notification submission with the FDA on behalf of our non-invasive diabetes detection product. That application was withdrawn in June 1999, and Roche reported that the FDA required a premarket approval process for the device. In August 2000, we reported that Roche had reached an agreement with the FDA granting the Accu-Chek D-Tector expedited review status for a modular premarket approval. In March and April 2000, we delivered to Roche 30 Accu-Chek D-Tector units for use during clinical trials. In late 2000, Roche began conducting clinical trials to support the application for premarket approval. We cannot be sure when Roche will have enough data from these trials to support its application for premarket approval.

         We entered into a collaboration agreement with Roche, and as a result we have granted Roche an exclusive worldwide license to sell and market our non-invasive diabetes detection product. We received development milestone payments and are entitled to a manufacturing profit on products sold to Roche. In 2000, we received $124,000 in development milestones and $225,000 in product revenue from Roche. Roche is responsible for conducting clinical testing, obtaining regulatory approvals, and marketing, distribution and sales of the Accu-Chek D-Tector. Roche retains a significant degree of discretion regarding the timing of these activities for which it has responsibility and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, we cannot be sure that these events will occur.

COLLABORATIVE ARRANGEMENTS

        Our business strategy for the development and commercialization of our products depends, to a significant degree, on our ability to enter into and maintain collaborative arrangements with leading medical device companies. We currently have collaborative arrangements with Abbott, Roche, Respironics and Welch Allyn. We are, to varying degrees, dependent upon our collaborative partners for funding or providing the development, clinical testing, regulatory approval, manufacturing, and commercialization of our products.

Respironics

        In June 1996, we entered into a Purchasing and Licensing Agreement with Healthdyne Technologies, Inc., which was later acquired by Respironics. This agreement was amended in October 1998. Under this agreement, Respironics is responsible for clinical trials, the regulatory approval process and sale of the BiliChek in the United States and Canada. We retain manufacturing rights and are responsible for the regulatory approval process and sale of the BiliCheck outside of the United States and Canada. Under our agreement with Respironics, Respironics pays us licensing fees, and we are entitled to a manufacturing profit on products sold to Respironics and to share any profit from the sales of disposables by Respironics. Respironics has an exclusive license for the United States and Canada:

         - to use and sell instruments for non-invasive bilirubin measurement;

         - to use and sell disposable probes, tips or other devices which, when used with instruments, measure bilirubin levels;

         - to use and sell items accessory to and not necessary for the operation of instruments or disposables; and

         - to make instruments, disposables and accessories under specified circumstances.

         Respironics must purchase its requirements for licensed products from us, unless we are unable to supply these licensed products. We sell the BiliChek product to Respironics at a negotiated price, subject to renegotiation if our or Respironics' gross margins fall outside of a pre-determined range. Respironics has agreed to pay our cost for manufacturing for the BiliCal product, and we then share equally the margin earned on the sale of the BiliCal product. In order to maintain license exclusivity, Respironics has agreed to purchase from us specified minimum amounts of licensed products or pay us a royalty for an equivalent number of licensed products. If we are unable to supply licensed products, Respironics will receive a license to manufacture these products and will pay us a royalty on sales of these products.

          We have granted to Respironics the exclusive option to acquire an exclusive license for the United States and Canada, on terms substantially similar to those contained in the agreement with Respironics, for specified new intellectual property that comes into existence after the effective date of the agreement. This covers devices that would compete, directly or indirectly, with the licensed products and for which we have the right and authority to grant licenses. In this event, Respironics has agreed to reimburse us for one-half of our cost to develop and commercialize the product, rather than paying any license fees. If Respironics fails to exercise the option, we may license the intellectual property to any third party on terms no more favorable than those offered to Respironics.

         The agreement with Respironics remains in effect for the longer of 15 years or until the expiration date of the last licensed patent to expire. Upon expiration of the agreement, Respironics has the option to renew the agreement for additional 15 year terms indefinitely. Respironics also has the right to terminate the agreement without cause upon not less than 30 days' written notice to us.

Welch Allyn

          In December 1998, we entered into a Development and Commercialization Agreement with Welch Allyn, Inc. for noninvasive cervical and skin cancer diagnostic products. Under the terms of the agreement, we jointly share in the development costs for the products and also will jointly share in the revenue produced by the products, if those products are developed to commercialization. We can also receive milestone payments under the agreement. The agreement anticipates that both Welch Allyn and we would manufacture portions of any commercialized products and would collaborate in sales and marketing. Both we and Welch Allyn are prohibited from pursuing development of devices utilizing the technology covered by the agreement with another party while the collaboration remains in effect. The agreement specifically focuses on the development of a cervical cancer detection product. Should we determine through research efforts that an application of the technology for the detection of skin cancer is feasible, the agreement provides for, and retains rights for Welch Allyn to expand the relationship with us, to develop and commercialize a skin cancer detection product. In December 1999, we completed the requirements for the feasibility phase, which triggered a milestone payment of $700,000. There were no milestone payments earned in 2000.

Abbott Laboratories

          In October 1996, we entered into a research development and license agreement with Abbott for the development and commercialization of our glucose monitoring technology in the field of extracting interstitial fluid samples for glucose monitoring. In November 1999, we and Abbott entered into an amendment of the research development and license agreement to include specific terms related to the continuous monitoring program. Under this agreement, we have granted to Abbott a worldwide license under our patents, patent applications and know how useful in the field, including improvements, to manufacture and sell these kinds of products. The license is exclusive in all countries except Singapore and the Netherlands, where the license is non-exclusive. Abbott also has rights of first negotiation with us regarding any rights we may have to license the technology for the development and commercialization of other products relating to the measurement of analytes in interstitial fluid and the delivery of therapeutic agents based on those measurements. Under the agreement with Abbott, we receive from Abbott development funding, payments on achievement of milestones and a royalty on Abbott's product sales.

         As part of the first agreement, Abbott made a $3 million equity investment in us in 1996 by purchasing 500,000 shares of series C preferred stock, which converted into 357,143 shares of common stock at our initial public offering. Abbott later purchased our common stock in the open market and currently owns 5.9% of our outstanding stock. In connection with the November 1999 amendment, Abbott purchased $5.25 million of redeemable, convertible preferred stock from us, which is convertible into our common stock. Because these shares are redeemable, they are classified as debt on our balance sheet. If the preferred stock is tendered for conversion, we may redeem the shares, at our option. If the preferred stock is converted, the conversion price is to be set at the market price at the date of conversion, or at $9.388 per share, whichever is higher. If the stock were to convert at $9.388 per share, Abbott would own 12.1% of our outstanding stock, based upon shares outstanding on December 31, 2000.

         Under the agreement with Abbott, we and Abbott agreed to jointly conduct a research program designed to demonstrate that our single-use glucose monitoring product can extract an adequate sample of interstitial fluid in a targeted time period. The focus of that development activity through August 1998 was toward a single-use product concept. During the joint development program, which began in the fourth quarter of 1996, Abbott paid mutually agreed development costs. Abbott currently is responsible for all research on means of extracting adequate samples of interstitial fluid related to single-use glucose monitoring applications. Our current focus of research and development activity is on the continuous monitoring application. After satisfactory demonstration of sample extraction and measurement of glucose in interstitial fluid using the continuous process, and if Abbott wishes to commercialize the product, it is responsible for further product development and obtaining all required regulatory approvals. After obtaining these regulatory approvals, Abbott is required to diligently pursue the sales of the products but is not prohibited from marketing competing products. If Abbott elects not to commercialize the product, the agreement may be terminated by either party. Abbott has a fixed period from the date of notice to us of their intention to commercialize the product in which to complete commercialization and begin shipment of products. If commercialization has not been completed within the permitted time, we may terminate the agreement.

         Under the agreement with Abbott, all technology invented solely by us during the joint development program is owned solely by us. All technology invented solely by Abbott and all clinical data, regulatory filings and government marketing approvals developed solely by Abbott are the property of Abbott. On specified early termination events, we have a right to obtain a license to some of the relevant Abbott technology. Technology jointly invented during the joint development program will be jointly owned under a royalty sharing arrangement.

         The agreement remains in effect until the expiration of the last licensed patent to expire. Abbott has the right to terminate the agreement without cause upon not less than 60 days' prior notice to us at any time before the first shipment of products and upon not less than 120 days' prior notice to us after the first shipment. Abbott may terminate the agreement upon not less than 30 days' prior notice to us for specified product development failures.

Roche Diagnostics

         In December 1994, we entered into a Development and License Agreement with Boehringer Mannheim Corp., which has since merged with Roche, for a non-invasive instrument that measures changes in the lens of the human eye for the purpose of detecting diabetes. The agreement was replaced by a new Development and License Agreement between us and Roche in June 1999. Under this agreement, we have granted to Roche an exclusive, worldwide license to sell and market our diabetes detection product, and we have received development milestone payments from Roche. The agreement remains exclusive for so long as Roche meets specified minimum volume purchase requirements. Roche must obtain clearance to sell the product in the United States from the FDA. This agreement may be terminated at any time by Roche upon written notice to us.

         In January 1996, we entered into a supply agreement with Roche for our diabetes detection product. This agreement was also replaced by a new supply agreement in June 1999. Roche's purchase price for our diabetes detection product is calculated according to a formula based on a gross margin. Roche is required to meet minimum annual purchase requirements for the diabetes detection product each year or it forfeits its exclusivity under the marketing license granted in the development agreement. The term of the supply agreement is coincident with the term of the development agreement. Roche may terminate the supply agreement for our material breach, including a failure to supply adequate requirements, which breach remains unremedied for 30 days after notice to us. If this occurs, Roche is deemed to have acquired a manufacturing license under the development agreement. If Roche acquires this manufacturing license, they must pay royalties to us on sales of the diabetes detection product, and we would retain the right to reacquire the manufacturing license. During the term of the supply agreement, we cannot enter into any agreement to develop or manufacture a non-invasive diabetes detection instrument using the same or similar technology as used in our diabetes detection product, other than with Roche's affiliates. Roche is not restricted from pursuing the development of a diabetes detection instrument with another party.

LICENSING ARRANGEMENTS

Georgia Tech Research Corporation

         We have a license agreement with Georgia Tech Research Corporation. Under this agreement entered into in May 1991, as amended, Georgia Tech Research has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement.

Altea Technologies, Inc.

         In March 1996, we entered into a license and joint development agreement among us, Altea and Non-Invasive Monitoring Company, Inc. Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. Both Altea and Non-Invasive Monitoring are jointly controlled by Jonathan Eppstein, formerly our vice president, and his sister. This agreement also covers one granted patent and know-how related to our glucose monitoring product, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring product. It also provides for continued joint development efforts between us and Altea, as mutually agreed. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. Future inventions in some areas made by us or Altea based on newly developed technology related to the licensed technology could be included within the agreement.

         We are obligated to pay royalties to Non-Invasive Monitoring for products using its technology and to Altea for products using its technology, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea. See note 8 of the notes to consolidated financial statements. If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference or the license will become non-exclusive. Thereafter, we must offer a right of first refusal to acquire exclusive rights to the monitoring technology to Altea.

         The term of the agreement is for the life of the patents covered by the agreement. The agreement may be terminated by any party in the event of a default by any other party that is not cured within 90 days of notice to the defaulting party. The agreement may be terminated globally by Altea if we fail to commercialize any product, use or application using the monitoring technology in any major country by the date of the first commercial shipment date under our agreement with Abbott. In addition, we may delay the deadline for commercialization if there is a major new invention related to the technology. It may also be terminated by Altea with respect to specified regions if we fail to commercialize any product, use or application in those regions by this date. We may terminate the agreement upon not less than three months prior notice to Altea and Non-Invasive Monitoring if given before it has commercialized the technology and upon not less than six months prior notice to each party if given after commercialization has begun. Except in the case of termination of the agreement by us for breach, upon termination all technology and joint technology becomes the exclusive property of Altea, except the Non-Invasive Monitoring patents. If the agreement is terminated by us for breach, all rights to the monitoring technology in the countries in which we have retained our exclusive rights become our exclusive property, each party retains non-exclusive rights to the monitoring technology in other countries, and Altea retains all rights to the delivery technology. If we lose our rights to the monitoring technology for failure to commercialize but not due to breach, Altea and Non-Invasive Monitoring, after their reacquisition of rights from us, will pay a royalty to us according to a formula to reflect each party's relative investment. We and Altea and Non-Invasive Monitoring have arbitrated specified claims under these agreements as discussed in "Item 3. Legal Proceedings."

The University of Texas M.D. Anderson Cancer Center

         In March 1996, we entered into a patent license agreement with the Board of Regents of the University of Texas System and M.D. Anderson Cancer Center. Under this agreement, we have an exclusive license to some of M.D. Anderson's patents to manufacture, have manufactured, use and sell products within the United States for use in optical measurement of bilirubin in human tissue. We have the right to assign this license to affiliates and the right to sublicense these rights. In connection with the patent license agreement, we have agreed to pay all expenses incurred in prosecuting and maintaining the patents licensed and a royalty on net sales of products that incorporate the licensed patents, subject to annual minimum royalty payments. See note 8 of notes to consolidated financial statements. The term of the patent license agreement is until the expiration date of the last expiring patent licensed. The Board of Regents has the right at any time after one year from the effective date of the patent license agreement to terminate the license if we, within 90 days after written notice, fail to provide written evidence satisfactory to the Board of Regents that we have commercialized or are actively and effectively attempting to commercialize an invention licensed under the patent license agreement.

Joseph Lakowicz, Ph.D.

         We have a license agreement with Joseph Lakowicz, Ph.D. Under this agreement, Dr. Lakowicz has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use, and sell medical products that incorporate Dr. Lakowicz's intellectual property related to lifetime fluorescence technology. The intellectual property consists of a portfolio of granted patents, patent applications and foreign filings in the area of lifetime fluorescence technology. We have agreed to pay a royalty to Dr. Lakowicz on net sales of these products manufactured and sold. We are obligated to pay specified minimum royalty payments to Dr. Lakowicz. See note 8 of the notes to consolidated financial statements. We have sublicensed some parts of this intellectual property related to invasive blood tests to our affiliate, FluorRx, Inc. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed.

RESEARCH, DEVELOPMENT AND ENGINEERING

         To date, we have been engaged primarily in the research, development and testing of our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. Since inception to December 31, 2001, we incurred about $23.4 million in research and development expenses, net of about $6.5 million, which was reimbursed through collaborative arrangements. Research and development costs were about $4.2 million in 1998, $5.2 million in 1999, and $5.8 million in 2000. Three distinct groups conduct research, development and engineering. One group consists of 21 engineers and support personnel who design optics, electronics, mechanical components and software for the infant jaundice, diabetes detection, continuous glucose monitoring and non-invasive cervical cancer detection products. A second group consists of 36 scientists and engineers who devote their time to the development of microporation technology for the monitoring of glucose and other compounds. The third group consists of 19 scientists and engineers focused on the development of cancer detection products.

         We believe that the interstitial fluid sampling technology we have under development with Abbott for use in connection with our glucose monitoring products may also be used to develop alternatives for some blood tests where the analyte being tested is also present in comparable volumes in interstitial fluid. Abbott has a right of first negotiation with us regarding the use of interstitial fluid sampling technology for these applications.

         In 1996, we executed a licensing agreement with Dr. Lakowicz of the University of Maryland under which we license a portfolio of intellectual property related to lifetime fluorescence technology, a technology used to determine the spectroscopic fingerprint of a substance. We believe lifetime fluorescence technology may have applications including in vitro blood chemistry, molecular diagnostics, flow cytometry, combinatorial chemistry for pharmaceutical discovery research and noninvasive optical diagnostics. All activity related to this technology is being conducted by our affiliate, FluorRx.

         To date, we have only tested prototypes of our glucose monitoring and cancer products. Because our research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our glucose monitoring and cancer detection products are produced. We have developed the pre-production prototypes of the diabetes detection device that are currently being used by Roche for clinical testing. While significant progress has been made in development and engineering, considerable additional effort and expense will be required before a commercial device is shipped.

MANUFACTURING

         We plan to manufacture some of our products and to outsource the production of other, high volume products and associated disposables. To date, our manufacturing activities have consisted of building prototype devices, developing production infrastructure and building production versions of our BiliChek and BiliCal products. If we successfully develop our diabetes detection product and, together with Roche, obtain FDA clearance and other regulatory approvals to market this product, we will undertake to manufacture both of these products in commercial quantities. We have little experience manufacturing products in the volumes that would be necessary for us to achieve significant commercial sales. Currently, we employ 18 individuals to accomplish the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. In 1998, we announced that we had received ISO 9001/EN46001 and CE mark certification. These approvals enabled us to begin production of our BiliCheck and BiliCal products and to begin shipment of these products into markets for which we have received regulatory clearance.

SALES, MARKETING AND DISTRIBUTION

         We have elected to focus most of the sales and distribution of our current and developing products through our collaborative partners. We believe that by aligning with larger, more established partners in specific market segments, we can use our partners' already developed strengths to more effectively and quickly penetrate the market place. Our primary efforts to date have been to build the skill and information base to identify and quantify market segments to which our technologies can be economically developed and marketed and to launch the BiliChek product system.

         We have developed internal marketing and a distribution program for the BiliChek and BiliCal products to an introductory stage. We have developed packaging, advertising, display materials, and training. In addition, we have signed distribution agreements or have entered into negotiations with companies we believe to be highly experienced in the neonatal markets that we are targeting in Europe, Asia and South America. We have also added or engaged marketing personnel to develop and execute the programs necessary to launch the BiliCheck system and to manage sales of these products. We launched our BiliCheck product in markets outside the U.S. and Canada in April 1998 and began introductory programs during the remainder of 1998. Nevertheless, we are still early in this product's market introduction, and the efficacy of the marketing programs or the distributors has not yet been fully tested with our products.

         Respironics has the exclusive right to market and sell our infant jaundice product in the United States and Canada. Abbott has the exclusive right to market and sell our glucose monitoring products in all countries except Singapore and the Netherlands, where the license is non-exclusive. Roche has the exclusive worldwide right to market and sell our diabetes detection product. It is anticipated that Welch Allyn and we will jointly manage the sales and marketing of any cancer detection products that are developed.

PATENTS

         We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea for a U.S. patent and an international patent related to this device, and have licensed this granted patent and these patent applications to Abbott under our collaborative arrangements. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product, and we have licensed this proprietary technology to Roche under our collaborative arrangement. We have a license agreement with M.D. Anderson that gives us access to one patent related to our infant jaundice product, and we have applied for two patents related to this product. We have licensed the one patent and two patent applications to Respironics under our collaborative arrangement with that company. In addition, we licensed from Dr. Joseph Lakowicz several granted patents and patent applications related to fluorescence spectroscopy that we intend to use in our research and development efforts.

         One or more of the patents held directly by us or licensed by us from third parties, including the disposable components to be used in connection with our glucose monitoring and infant jaundice products, as well as processes used in the manufacture of our products, may be successfully challenged, invalidated or circumvented. Additionally, we may not otherwise be able to rely on these patents. In addition, we cannot be sure that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in foreign markets. If any of our patents are successfully challenged, invalidated or circumvented or our rights or ability to manufacture our products were to be proscribed or limited, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

COMPETITION

         The medical device industry in general, and the markets for glucose monitoring and cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of personal glucose monitors, diabetes detection tests, and infant jaundice and cancer detection products.

         A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.) are currently marketing traditional single-use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have developed products for alternate site glucose monitoring, including Amira, Johnson & Johnson, Thermasense and our collaborative partner, Abbott. Some competitors to our continuous glucose monitoring product, including Cygnus and MiniMed, have developed products and have received some form of FDA clearance. Accordingly, competition in this area is expected to increase.

         There is also competition in the diabetes detection and infant jaundice markets. The existing blood test providers, companies that produce blood tests and other technologies that could replace blood testing will compete for a share of these markets.

         Competition in cancer detection is also intense. Current screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection, such as Thin-Prep from Cytec and Human Papilloma Virus testing from Digene, have introduced other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection. We will be required, in conjunction with Welch Allyn, to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage. In addition to existing external competitors, our partner, Welch Allyn, is currently a competitor in the colposcopy market.

GOVERNMENT REGULATION

         All of our products are or will be regulated as medical devices. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and may be subject to regulations of relevant foreign agencies. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals or clearances, recall or seizure of products, operating restrictions, denial of export applications, governmental prohibitions on entering into supply contracts, and criminal prosecution. Failure to obtain regulatory approvals or the restriction, suspension or revocation of regulatory approvals or clearances, as well as any other failure to comply with regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

         The FDA regulates the clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping for these products to ensure that medical products distributed in the United States are safe and effective for their intended uses. The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel is an external advisory panel that provides advice to the Clinical Chemistry Branch regarding devices that it reviews. This panel meets from time to time and provides comments on testing guidelines. There may be new FDA policies or changes in FDA policy that are materially adverse to us.

         In the United States, medical devices are classified into one of three classes on the basis of the controls deemed necessary by the FDA to reasonably assure the devices' safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls, such as labeling requirements, notification to the FDA before beginning marketing activities and adherence to specified good manufacturing practices. Class II devices are subject to general and special controls, such as performance standards, surveillance after beginning market activities, patient registries, and FDA guidelines. Generally, Class III devices are those which must receive premarket approval from the FDA to ensure their safety and effectiveness. Examples of Class III devices include life-sustaining, life-supporting and implantable devices, as well as new devices which have not been found substantially equivalent to legally marketed Class I or II devices.

         A medical device manufacturer may seek clearance to market a medical device by filing a 510(k) premarket notification with the FDA if the manufacturer establishes that a newly developed device is substantially equivalent to either a device that was legally marketed before May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to a device that is currently legally marketed and has received 510(k) premarket clearance from the FDA. The 510(k) premarket notification must be supported by appropriate information, which may include data from clinical trials to establish the claim of substantial equivalence. Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take substantially longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or may require additional information.

         An adverse determination or a request for additional information could delay the market introduction of new products that fall into this category, which could have a material adverse effect on our business, financial condition and results of operations. For any of our products that are or will be cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions or approval of an application for premarket approval. Any modified device for which a new 510(k) premarket notification is required cannot be distributed until 510(k) clearance is obtained for the modified device. We may not be able to obtain 510(k) clearance in a timely manner, if at all, for any devices or modifications to devices for which we may submit a 510(k) notification.

         An application for premarket approval must be submitted if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or for specified Class III devices. The application must contain valid scientific evidence to support the safety and effectiveness of the device, which includes the results of clinical trials, all relevant bench tests, and laboratory and animal studies. The application must also contain a complete description of the device and its components, as well as a detailed description of the methods, facilities and controls used for its manufacture, including, where appropriate, the method of sterilization and its assurance. In addition, the application must include proposed labeling, advertising literature and any required training methods. If human clinical trials of a device are required in connection with an application and the device presents a significant risk, the sponsor of the trial is required to file an application for an investigational device exemption before beginning human clinical trials. Usually, the manufacturer or distributor of the device is the sponsor of the trial. The application must be supported by data, typically including the results of animal and laboratory testing, and a description of how the device will be manufactured. If the application is reviewed and approved by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specified number of investigational sites with a specified number of patients. If the device presents a nonsignificant risk to the patient, a sponsor may begin clinical trials after obtaining approval for the study by one or more appropriate institutional review boards, but FDA approval for the commencement of the study is not required. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study if the compensation received does not exceed the costs of manufacture, research, development and handling. A supplement for an investigational device exemption must be submitted to and approved by the FDA before a sponsor or an investigator may make a significant change to the investigational plan that may affect the plan's scientific soundness or the rights, safety or welfare of human subjects.

         Upon receipt of a premarket approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA makes this determination, it will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. An FDA review of a premarket approval application generally takes one to two years from the date the application is accepted for filing. However, this review period is often significantly extended by requests for more information or clarification of information already provided in the submission. During the review period, the submission may be sent to an FDA-selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the premarket approval application review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable good manufacturing practice. If the FDA evaluations of both the premarket approval application and the manufacturing facilities are favorable, the FDA will issue a letter. This letter usually contains a number of conditions which must be met in order to secure final approval of the application. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter authorizing commercial marketing of the device for specified indications and intended uses.

         The premarket approval application review process can be expensive, uncertain and lengthy. A number of devices for which a premarket approval has been sought have never been approved for marketing. The FDA may also determine that additional clinical trials are necessary, in which case the premarket approval may be significantly delayed while trials are conducted and data is submitted in an amendment to the premarket approval application. Modifications to the design, labeling or manufacturing process of a device that has received premarket approval may require the FDA to approve supplements or new applications. Supplements to a premarket approval application often require the submission of additional information of the same type required for an initial premarket approval, to support the proposed change from the product covered by the original application. The FDA generally does not call for an advisory panel review for premarket approval supplements. If any premarket approvals are required for our products, we may not be able to meet the FDA's requirements or we may not receive any necessary approvals. Failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

         Regulatory approvals and clearances, if granted, may include significant labeling limitations and limitations on the indicated uses for which the product may be marketed. In addition, to obtain regulatory approvals and clearances, the FDA and some foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Any products we manufacture or distribute under FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA. The FDA also requires us to provide it with information on death and serious injuries alleged to have been associated with the use of our products, as well as any malfunctions that would likely cause or contribute to death or serious injury.

         The FDA requires us to register as a medical device manufacturer and list our products. We are also subject to biannual inspections by the FDA and state agencies acting under contract with the FDA to confirm compliance with good manufacturing practice. The good manufacturing practice regulations require that we manufacture our products and maintain documents in a prescribed manner with respect to manufacturing, testing, quality assurance and quality control activities. The FDA also has promulgated final regulatory changes to these regulations that require, among other things, design controls and maintenance of service records. These changes will increase the cost of complying with good manufacturing practice requirements.

         We are also subject to a variety of other controls that affect our business. Labeling and promotional activities are subject to scrutiny by the FDA and, in some instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved users. We are also subject, as are our products, to a variety of state and local laws and regulations in those states and localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those regions. Manufacturers are also subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with these laws and regulations now or in the future. These laws or regulations may have a material adverse effect on our ability to do business.

         International sales of our products are subject to the regulatory requirements of each country in which we market our products. The regulatory review process varies from country to country. The ISO 9000 series of standards for quality operations establish standards of quality to which companies must adhere to receive certification. The European Union has promulgated rules that require medical products to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The ISO 9001 certification is one of the CE mark certification requirements. We currently have ISO 9001/EN46001 certification. If we lose the right to affix the CE mark, we would be prohibited from selling our products in member countries of the European Union. This could have a material adverse effect on our business, financial condition and results of operations.

         We will rely on our collaborative partners to obtain most United States and foreign regulatory approvals. If they are able to obtain these approvals, we will rely upon our collaborative partners to remain in compliance with ongoing United States and foreign regulatory restrictions. The inability or failure of these third parties to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

EMPLOYEES AND CONSULTANTS

         As of December 31, 2000, we had 70 employees and consulting or other contract arrangements with 50 additional persons to provide services to us on a full- or part-time basis. Of the 120 people so employed or engaged by us, 64 are engaged in research and development activities, 9 are engaged in sales and marketing activities, 13 are engaged in regulatory affairs and quality assurance, 18 are engaged in manufacturing and development, and 17 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

         Our ability to operate successfully and manage our potential future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, and our ability to attract and retain additional highly qualified personnel in these fields. None of these key employees has an employment contract with us, nor are any of these employees covered by key person or similar insurance, except our chief executive officer. In addition, if we, together with our collaborative partners, are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

         Because limited historical information is available on our operations, it will be difficult for you to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE FOR SEVERAL YEARS.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $32 million at December 31, 2000.

OUR ABILITY TO SELL OUR PRODUCTS IS CONTROLLED BY GOVERNMENT REGULATIONS, AND WE MAY NOT BE ABLE TO OBTAIN ANY NECESSARY CLEARANCES OR APPROVALS.

         The design, manufacturing, labeling, distribution and marketing of our products are and will be subject to extensive and rigorous government regulation, which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products.

         IN THE UNITED STATES, THE FDA'S ACTIONS COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR GROWTH AND STRATEGY PLANS.

         In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We cannot be sure:

         -        that we will make timely filings with the FDA;
         - that the FDA will act favorably or quickly on these submissions;
         - that we will not be required to submit additional information or perform additional clinical studies;
         - that we would not be required to submit an application for premarket approval, rather than a premarket notification submission; or
         - that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

         The premarket approval process is more rigorous and lengthier than the clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, we previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any other premarket notifications or premarket approval applications pending, but we currently believe our other cancer detection product and our glucose monitoring products will require submission of applications for premarket approval.

         The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a premarket notification or approval of a premarket approval application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier premarket approval process, could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

         IN FOREIGN COUNTRIES, INCLUDING EUROPEAN COUNTRIES, WE ARE ALSO SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS IN THOSE JURISDICTIONS.

         In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain any required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 or CE mark certification or other international regulatory approvals would prevent us from selling in Europe.

         EVEN IF WE OBTAIN CLEARANCE OR APPROVAL TO SELL OUR PRODUCTS, WE ARE SUBJECT TO ONGOING REQUIREMENTS AND INSPECTIONS THAT COULD LEAD TO THE RESTRICTION, SUSPENSION OR REVOCATION OF OUR CLEARANCE.

         We and our collaborative partners will be required to adhere to applicable FDA regulations regarding good manufacturing practice, which include testing, control, and documentation requirements. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

SINCE WE WILL RELY PRINCIPALLY ON OUR COLLABORATIVE PARTNERS TO OBTAIN AND MAINTAIN OUR REGULATORY APPROVALS, ANY FAILURE OF OUR COLLABORATIVE PARTNERS TO PERFORM COULD HURT OUR OPERATIONS.

         Because they have primary responsibility for regulatory compliance, the inability or failure of our collaborative partners to comply with the varying regulations, or the imposition of new regulations, would limit our ability to produce and sell our products. We will solely rely upon Abbott, Roche and Respironics to obtain United States and international regulatory approvals and clearances for our glucose monitoring, diabetes detection and infant jaundice products. We and Welch Allyn will jointly seek regulatory approvals for our cervical cancer detection product, but we do not have control over the timing or amount of resources Welch Allyn devotes to these activities.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT THE PROPRIETARY INFORMATION ON WHICH WE BASE OUR PRODUCTS.

         Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others patents and patent applications necessary to develop our products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products were to be proscribed or limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

         We have been issued, in total, 31 U.S. patents. In addition, we have filed for a total of 41 U.S. patents that are still in prosecution. One or more of the patents we hold directly or licensed from third parties, including those for the disposable components to be used with our glucose monitoring and infant jaundice products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute litigation or interference proceedings. The defense and prosecution of intellectual property suits, Patent and Trademark Office proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

OUR REVENUES WILL BE PRIMARILY DERIVED FROM SALES OF OUR PRODUCTS BY THIRD PARTIES OVER WHOM WE HAVE LIMITED INFLUENCE, AND THEY MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

         The revenues that we expect to receive from each of our collaborative partners depend primarily on sales of our products, most of which are still in development. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with our collaborative partners, may not be able to sell sufficient volumes of our products to generate substantial profits for us. In addition, our profit margins on some of our products are not likely to increase over time because the royalty rates and manufacturing profit rates on those products are predetermined. The majority of our revenues and profits are expected to be derived from royalties and manufacturing profits that we will receive from Abbott, Roche and Respironics resulting from sales of the products we are developing with each of these companies. Another significant portion of our revenues and profits are expected to be derived from the sale of cervical cancer detection products and we would share with Welch Allyn in the revenues generated from sales of these products to distributors and end users.

         In addition, it is common practice in the glucose monitoring device industry for manufacturers to sell their glucose monitoring devices at substantial discounts to their list prices or to offer customers rebates on sales of their products. Manufacturers offer these discounts or rebates to expand the use of their products, which increases the market for the disposable strips they sell for use with their products. Because Abbott has discretion to determine the prices at which they sell our glucose monitoring devices, they may choose to adopt this marketing strategy. If Abbott adopts this marketing strategy and discounts the prices at which they sell our glucose monitoring devices, the amounts we earn for these sales will be less. In this case, royalties we earn on sales of our disposable cartridges may be less than the amounts we would have earned had our glucose monitoring devices not been sold at a discount.

BECAUSE OUR PRODUCTS, WHICH USE DIFFERENT TECHNOLOGY THAN OTHER MEDICAL DEVICES, ARE OR WILL BE NEW TO THE MARKET, WE MAY NOT BE SUCCESSFUL IN LAUNCHING OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

         Our products are based on new methods of glucose monitoring, diabetes detection, infant jaundice and cervical cancer detection. If they do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current blood-based or other tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

         The medical device industry in general, and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. For example, a number of competitors are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them. Also, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

         Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, diabetes detection, infant jaundice or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or infant jaundice or otherwise render our products obsolete.

         In addition, one or more of our collaborative partners may, for competitive reasons, reduce their support of their collaborative arrangement with us or support, directly or indirectly, a company or product that competes with our products. This would limit our ability to compete with others.

WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

         We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have only included our BiliChek and BiliCal products, as well as the Accu-Chek D-Tector diabetes detection product on a limited scale. If we obtain the necessary regulatory approvals to market the diabetes detection product, we will undertake to manufacture this product in significant volumes. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

SINCE WE RELY ON SOLE-SOURCE SUPPLIERS FOR SEVERAL OF OUR PRODUCTS, ANY FAILURE OF THOSE SUPPLIERS TO PERFORM WOULD HURT OUR OPERATIONS.

         Several of the components used in our products are available from only one supplier, and substitutes for these components are infeasible or would require substantial modifications to our products. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The microspectrometer and disposable calibration element, components of our infant jaundice product, and the blue light module and calibration element, components of our diabetes detection product, are each available from only one supplier. For our products which require premarket approval, the inclusion of substitute components could require us to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for our products which qualify for premarket notification, the substitute components must meet our product specifications.

OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. We have relatively limited experience in marketing or selling medical device products and only have a nine person marketing and sales staff. In order to successfully continue to market and sell our infant jaundice product outside the United States and Canada, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell this product. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party for the marketing and sale of our infant jaundice product outside the United States and Canada, any revenues we would receive from this product will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche for any revenues to be received from our glucose monitoring and diabetes detection products. The efforts of these third parties for the marketing and sale of our products may not be successful.

BECAUSE WE OPERATE IN AN INDUSTRY WITH SIGNIFICANT PRODUCT LIABILITY RISK, AND WE HAVE NOT SPECIFICALLY INSURED AGAINST THIS RISK, WE MAY BE SUBJECT TO SUBSTANTIAL CLAIMS AGAINST OUR PRODUCTS.

         The development, manufacture and sale of medical products entail significant risks of product liability claims. We currently have no product liability insurance coverage beyond that provided by our general liability insurance. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale of our products. A successful product liability claim or series of claims brought against us that results in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. In addition, product liability insurance is expensive and may not be available to us on acceptable terms, if at all.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

         We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. Any failure of our collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Under our collaborative arrangements with Abbott, Roche, Respironics and Welch Allyn, these collaborative partners will either directly undertake the activities to develop our products or will fund a substantial portion of these expenditures. The obligations of our collaborative partners to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of our products. We may not be able to meet these milestones, or our collaborative partners may not continue to fund our expenditures.

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements through 2001, but may not be sufficient to fund our operations to the point of commercial introduction of either of our glucose monitoring products or our cervical cancer product. Any required additional funding may not be available on terms attractive to us, or at all, would limit our ability to continue to develop and introduce products to market. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN, WHICH MAY LIMIT CONSUMER USE AND THE MARKET FOR OUR PRODUCTS.

         In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Any inability of patients, hospitals, physicians and other users of our products to obtain sufficient reimbursement from third-party payors for our products, or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for these products, could limit our ability to sell our products on a competitive basis. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Moreover, third-party payors are increasingly challenging the prices charged for medical products and services, and some health care providers are gradually adopting a managed care system in which the providers contract to provide comprehensive health care services for a fixed cost per person. Patients, hospitals and physicians may not be able to justify the use of our products by the attendant cost savings and clinical benefits that we believe will be derived from the use of our products, and therefore may not be able to obtain third-party reimbursement.

         Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. We may not be able to obtain approvals for reimbursement from these international third-party payors in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which approvals are sought.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL.

         Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. None of our key employees have an employment contract with us, nor are any of these employees, except our chief executive officer, covered by key person or similar insurance. In addition, if we are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

WE ARE CONTROLLED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 30% of our outstanding common stock as of December 31, 2000. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

ITEM 2.  PROPERTIES

         We lease about 38,000 square feet in Norcross, Georgia, which comprise our administrative, research and development, marketing and production facilities and our planned manufacturing facility. Our lease for the portion of this facility housing the finance department and some of our planned manufacturing operations extends through December 2001, the portions housing research and development operations expire in June 2002 and March 2003 and the portion housing administration, sales and marketing, engineering and other planned manufacturing operations expires in March 2004.


ITEM 3.  LEGAL PROCEEDINGS

         On March 9, 2000, we filed a Demand for Arbitration of disputes arising under our license agreement with Altea, Non-Invasive Monitoring and our former vice president, Jonathan Eppstein, who is also a principal in Altea and Non-Invasive Monitoring. We sought an interpretation of portions of the license agreement relating to our obligation to assign future intellectual property rights and relief and damages for these and other issues. Altea had sent two letters to us purporting to give notice of our material breach of the license agreement for failure to assign specified intellectual property rights to Altea or Non-Invasive Monitoring and to participate in a joint development program and other items. Final arguments were held October 23, 2000 and a decision was entered on November 7, 2000 when the arbitration panel denied the claims for damages by both parties. They also denied the claims by Altea and Non-Invasive Monitoring that we were in breach due to our failure to continue a program of joint development and that we had breached the license and joint development agreement. The panel interpreted the scope of joint technology under the agreement as requested by Altea and as a result, said that two patent applications should be jointly assigned to Altea. The Panel also resolved a dispute over stock options in effect at the time Altea and Non-Invasive Monitoring principal Jonathan Eppstein's employment ended at SpectRx. The panel also denied the claims of both sides for attorney's fees and expenses of arbitration.

         On December 11, 2000, Altea and Non-Invasive Monitoring filed a new Demand for Arbitration of certain disputes arising under the licensing agreement with us. Altea and Non-Invasive Monitoring sought to require us to engage in future agreements with Altea for joint development, to obtain assignment of additional patents, to have us held liable for specified actions by a subcontractor and to receive a finding that commercialization has not occurred. Subsequently, we filed a Motion to Dismiss or Limit Issues for Arbitration. On March 13, 2001, the panel issued an order dismissing the issue regarding commercialization filed by Altea and Non-Invasive Monitoring. We are continuing with arbitration on the remaining items. We believe that Altea's claims are without merit but intend to abide by the decision of this second arbitration panel as to the proper scope of our duty to assign future intellectual property rights under the license agreement and to participate in a joint development program.

         On August 16, 2000, we filed a complaint for Declaratory Judgment against Ampersand Medical Corp. seeking a declaration that we have not misappropriated or improperly disclosed any alleged confidential information or alleged trade secrets disclosed to us by Ampersand. Ampersand subsequently filed a counter-suit in Illinois against us, alleging that we had misappropriated trade secrets belonging to Ampersand. The parties have agreed to mediation, and the counter-suit filed in Illinois by Ampersand will be withdrawn and refiled in Gwinnett County, Georgia if mediation is unsuccessful. We believe Ampersand's claims are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock is traded on the Nasdaq National Market under the ticker symbol SPRX. The number of record holders of our common stock at February 28, 2001 was 105.

         We completed an initial public offering of 2,361,699 shares of common stock in July 1997. Before the initial public offering, our common stock was not publicly traded.

         The high and low last sales prices for the calendar years 1999 and 2000 as reported by the Nasdaq National Market are as follows:

                                            1999                              2000
                                    -----------------------           -----------------------
                                     HIGH             LOW              HIGH             LOW
                                    ------           ------           ------           ------
          First Quarter             $ 8.00           $4.875           $18.00           $11.875
          Second Quarter            $8.125           $ 6.00           $14.50           $  9.00
          Third Quarter             $11.25           $ 7.25           $10.25           $ 7.625
          Fourth Quarter            $12.50           $ 8.25           $10.25           $ 7.315

          We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future.

         On July 1, 1997, we completed our initial public offering of 2,361,699 shares of our common stock, $0.001 par value per share, at a public offering price of $7.00 per share. Hambrecht & Quist LLC and Volpe Brown Whelan & Company, LLC were the managing underwriters of the offering. Aggregate gross proceeds to us were $15,120,000 before deduction of underwriting discounts and commissions and expenses of the offering. We paid underwriting discounts and commissions of $1,058,400 and other expenses of about $896,000 in connection with the offering. The total expenses paid by us in the offering were $1,954,400, and the net proceeds to us were $13,165,600.

         In conjunction with the amendment of the agreement with Abbott in November 1999, we received a total of $5.25 million in November 1999 ($2.75 million) and January 2000 ($2.25 million) in exchange for 525,000 shares of our redeemable convertible preferred stock under the exemption from registration provided by Regulation D of the Securities Act of 1933. This preferred stock is classified as debt on our balance sheet but can be converted into common stock at any time after the first anniversary of the issue date, and automatically on December 31, 2004, at a conversion rate equal to the greater of $9.388 per share or the average of the closing sale price of our common stock on the Nasdaq National Market for a specified period of time. The funds received are to be applied to research for the continuous monitoring technology.

         In February 2000, we sold 400,000 shares of common stock in a private placement transaction to a small group of individual investors for total gross proceeds of $5.0 million under the exemption from registration provided by Regulation D of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

SPECTRX
(IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)

                                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                   2000         1999         1998        1997         1996
STATEMENTS OF OPERATIONS DATA:
REVENUES                                         $ 4,968      $ 3,337      $ 1,406    $    901      $   452
COST AND EXPENSES:
     COST OF PRODUCT SALES                         1,732        1,708        1,626           0            0
     RESEARCH & DEVELOPMENT                        5,804        5,170        4,234       3,714        1,815
     MARKETING                                       957          900        1,058         835          221
     GENERAL & ADMINISTRATIVE                      3,177        2,222        1,908       2,272        1,526
                                                 -------      -------      -------    --------      -------

LOSS FROM OPERATIONS                              (6,702)      (6,663)      (7,420)     (5,920)      (3,110)

NET INTEREST AND OTHER INCOME (EXPENSE)              355          125          783         194          (68)
                                                 -------      -------      -------    --------      -------

NET LOSS                                         $(6,347)     $(6,538)     $(6,637)   $ (5,726)     $(3,178)

PREFERRED STOCK DIVIDENDS                           (315)         (14)           0           0            0
                                                 -------      -------      -------    --------      -------
LOSS AVAILABLE TO COMMON SHARE STOCKHOLDERS      $(6,662)     $(6,552)     $(6,637)   $ (5,726)     $(3,178)
                                                 =======      =======      =======    ========      =======
NET LOSS PER SHARE
     BASIC                                       $  (.79)     $  (.82)     $  (.84)   $  (1.26)     $ (2.13)
     DILUTED                                     $  (.79)     $  (.82)     $  (.84)   $  (1.26)     $ (2.13)

SHARES USED TO COMPUTE NET LOSS PER SHARE
     BASIC                                         8,429        8,033        7,926       4,528        1,494
     DILUTED                                       8,429        8,033        7,926       4,528        1,494

CONSOLIDATED BALANCE SHEET DATA
     TOTAL ASSETS                                  7,148        7,693        7,654      14,999        5,946
     TOTAL LONG TERM OBLIGATIONS, INCLUDING        5,960        5,645            0         752          250
     CONVERTIBLE, REDEEMABLE PREFERRED STOCK

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those listed under "Risk Factors" and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

         - whether our products in development will prove safe and effective;
         - whether and when we or our strategic partners will obtain approval from the FDA and corresponding foreign agencies;
         - our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
         - the lack of immediate alternate sources of supply for some critical components of our products;
         -        our patent and intellectual property position;
         - the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our potential product lines;
         - the effectiveness and ultimate market acceptance of our products; and
         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of products developed by us.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

         We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of our products. We have entered into collaborative arrangements with Respironics for our infant jaundice product, with Welch Allyn for our cancer detection product, with Abbott for our glucose monitoring products, and with Roche for our diabetes detection product. In December 1996, we sublicensed specified technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At December 31, 2000, as a result of subsequent financings, our interest in FluorRx was 43%.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2000, we have an accumulated deficit of about $32.0 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         The majority of our revenues and profits are expected to be derived from royalties and manufacturing profits that we will receive from Abbott, Roche and Respironics resulting from sales of the products for which we have collaborative arrangements with each of these companies. The royalties and manufacturing profits that we expect to receive from each of our collaborative partners depend on sales of these products. We and our collaborative partners may not be able to sell sufficient volumes of our products to generate substantial royalties and manufacturing profits for us.

         We have entered into collaborative arrangements with Respironics, Welch Allyn, Abbott and Roche. The agreements evidencing these collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If one or more of our collaborative partners were to terminate their arrangement with us, we would either need to reach agreement with a replacement collaborative partner or undertake, at our own expense, the activities previously handled by our collaborative partner. This would require us to develop expertise we do not currently possess, would significantly increase our capital requirements and would limit the programs we could pursue. We would likely encounter significant delays in introducing our products, and the development, manufacture and sales of our products would be adversely affected by the absence of collaborative arrangements.

RESULTS OF OPERATIONS

Comparison of 2000 and 1999

         General. Loss available to common stockholders increased to about $6.7 million, or ($.79) per share, for the year ended December 31, 2000 from about $6.6 million, or ($.82) per share, in 1999. This increased loss was due primarily to increases in research and development expenses and administrative expenses. We expect net losses to continue. If we are unable to attain specified milestones under collaboration agreements, our collaborative partner may not make milestone payments under, or may terminate altogether, the agreement. If this were to happen, future net losses would escalate rapidly because of spending increases necessary to complete research, development and clinical trials of our products, begin sales and marketing efforts and establish a manufacturing capability. This would delay some of our product development activities.

          Revenues and Cost of Product Sales. Revenues increased to about $5.0 million for the year ended December 31, 2000 from about $3.3 million in 1999. The increase was both in revenue from product sales and milestones from collaboration partners. The primary reason product sales increased was that our BiliChek product line grew 29% to about $1.9 million in 2000. Revenue from collaborative agreements, which is generally in the form of milestone payments increased to about $2.7 million for the year ended December 31, 2000 from about $1.9 million in 1999, $2.5 million of the milestones were received from Abbott for our continuous glucose monitoring program. Cost of product sales were about $1.7 million for the year ended December 31, 2000, unchanged from $1.7 million in 1999. All cost of sales are related to product sales. Those costs did not exceed sales revenues for the first time in 2000, but at a relatively low margin, because we are in the early stages of product introduction and have excess capacity.

          Research and Development Expenses. Research and development expenses increased to about $5.8 million for the year ended December 31, 2000 from about $5.2 million in 1999. The increase in research and development expenses was primarily due to increases in employee costs of $816,000, costs of prototype materials of $317,000, temporary help and consulting costs of $237,000, royalty expenses of $279,000, primarily related to the initiatives in continuous glucose monitoring and cancer detection, internal and external clinical costs of $118,000 for our infant jaundice and diabetes detection products. Research and development costs increases were offset by an increase of reimbursements by our collaborative partners of $1,046,000. We expect research and development expenses to decrease in the future even as we expand clinical trials for our products, because we expect increased reimbursement for our continuous glucose monitoring activities.

         Sales and marketing expenses. Sales and marketing expenses increased to about $957,000 for the year ended December 31, 2000 from $900,000 in 1999. The increase was due primarily to increases in marketing materials of $36,000 and consulting costs for Latin and South America of $26,000. Sales and marketing expenses are expected to increase in the future as we expand our marketing effort for this product in additional territories.

         General and administrative expenses. General and administrative expenses increased to about $3.2 million for the year ended December 31, 2000 from about $2.2 million in 1999. The increase in general and administrative expense was due to the increases in legal fees of $700,000, compensation costs of $50,000, recruiting costs of $30,000 and costs of contractual agreements of $130,000. The increase in legal fees is primarily due to expenses incurred for the Altea arbitration and other activities to protect our intellectual property. General and administrative expenses are expected to increase in the future as a result of overhead costs associated with expanded research and development activities, and continuing legal and litigation expenses.

         Net interest income and other expense. Net interest and other income increased to about $355,000 for the year ended December 31, 2000 from $125,000 in 1999. This increase results primarily from interest received on higher average cash balances in 2000.

Comparison of 1999 and 1998

         General. Loss available to common stockholders was about $6.5 million, or ($.82) per share, for the year ended December 31, 1999 compared to about $6.6 million, or ($.84) per share, in 1998. These net losses were due to increases in cost of production, research and development expenses and administrative expenses.

         Revenues and Cost of Product Sales. Revenues increased to about $3.3 million for the year ended December 31, 1999 from about $1.4 million in 1998. The increase was both in revenue from product sales and milestones from collaboration partners. Product sales of our BiliCheck product grew 75% to about $1.4 million in 1999. Revenue from collaborative agreements, which is generally in the form of milestone payments, increased to about $1.9 million for the year ended December 31, 1999 from about $600,000 in 1998. Cost of product sales were about $1.7 million for the year ended December 31, 1999, compared to $1.6 million in 1998. All cost of sales are related to product sales, and those costs exceeded sales revenues because we are in the early stages of product introduction and have excess capacity.

         Research and Development Expenses. Research and development expenses increased to about $5.2 million for the year ended December 31, 1999 from about $4.2 million in 1998. The increase in research and development expenses was primarily due to increases in prototype materials costs of $290,000, temporary help costs of $130,000, royalty expense of $125,000, primarily related to the initiatives in continuous glucose monitoring and cancer detection clinical costs of $70,000 for our infant jaundice and diabetes detection products, legal expenses of $183,000 for patent filings and patent maintenance and a reduction in reimbursed expenses.

         Sales and marketing expenses. Sales and marketing expenses decreased to about $900,000 for the year ended December 31, 1999 from about $1.1 million in 1998. The decrease was due primarily to decreases in costs of marketing materials of $112,000 and travel costs of $56,000 related to the infant jaundice product introduction and marketing activity.

         General and administrative expenses. General and administrative expenses increased to about $2.2 million for the year ended December 31, 1999 from about $1.9 million in 1998. The increase in general and administrative expense was due to the increases in compensation expense of $112,000 and outside professional fees of $148,000.

         Net interest income and other expense. Net interest and other income decreased to $125,000 for the year ended December 31, 1999 from $783,000 in 1998. This decrease results primarily from recognizing $329,000 of income in 1998 relating to the de-consolidation of FluorRx and lower interest income due to lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of our debt and equity securities and the public sale of our common stock. From October 27, 1992, our date of inception, through December 31, 2000, we received about $36.52 million in net proceeds from sales of our debt and equity securities. At December 31, 2000, we had cash of about $3.6 million and working capital of about $3.4 million. We completed an initial public offering of our common stock on July 7, 1997, which resulted in our receipt of net proceeds of about $13.2 million. In November 1999, we received $2.75 million from our sale of redeemable convertible preferred stock to Abbott in conjunction with an amendment to our agreement with Abbott for research and development of our glucose monitoring technology.

         After December 31, 1999, we received additional financing. In January 2000, we received $2.5 million from of our sale of redeemable convertible preferred stock to Abbott, and in February 2000 we received $5.0 million in gross proceeds from the sale of 400,000 shares of our common stock in a private placement transaction.

         Our major cash flows in 2000 consisted of cash out-flow of $5.6 million from operations and $440,000 in additions to property and equipment, offset by the $5.0 million of private placement financing and the $2.25 million redeemable, convertible preferred financing.

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources will be sufficient to satisfy our funding requirements for at least the next 12 months. However, these resources may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring product.

         We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until the funds are used in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required FDA and foreign regulatory approvals and clearances, beginning and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund our development expenditures would have a material adverse effect on our business, financial condition and results of operations.

OTHER MATTERS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

         We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SpectRx, Inc.:

We have audited the accompanying balance sheets of SPECTRX, INC. (a Delaware corporation) as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectRx, Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


Atlanta, Georgia
February 16, 2001

                                  SPECTRX, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                             ASSETS                               1999               2000
                                                                --------           --------
CURRENT ASSETS:
    Cash and cash equivalents                                   $  2,143           $  3,609
    Accounts receivable, net of allowance for doubtful
       accounts of $69 and $138 in 1999 and 2000,
       respectively                                                  952              1,259
    Inventories                                                      541                481
    Subscription receivable                                        2,500                  0
    Other current assets                                             204                377
                                                                --------           --------
              Total current assets                                 6,340              5,726
                                                                --------           --------


PROPERTY AND EQUIPMENT, NET                                          839                894
                                                                --------           --------


OTHER ASSETS:
    Other assets, net                                                 15                  0
    Due from related parties                                         499                528
                                                                --------           --------
              Total other assets                                     514                528
                                                                --------           --------
                                                                $  7,693           $  7,148
                                                                ========           ========

             LIABILITIES AND STOCKHOLDERS' EQUITY                 1999               2000
                                                                --------           --------
CURRENT LIABILITIES:
    Accounts payable                                            $    670           $  1,020
    Accrued liabilities                                              908              1,262
                                                                --------           --------
              Total current liabilities                            1,578              2,282
                                                                --------           --------
COLLABORATIVE PARTNER ADVANCE                                        381                381
                                                                --------           --------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

REDEEMABLE CONVERTIBLE PREFERRED STOCK                             5,264              5,579
                                                                --------           --------
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value; 5,000
       shares authorized, 525 shares issued
       and outstanding as redeemable
       convertible preferred stock in 1999
       and 2000                                                        0                  0
    Common stock, $.001 par value; 50,000
       shares authorized, 8,056 and 8,508
       shares issued and outstanding in 1999
       and 2000, respectively                                          8                  9
    Additional paid-in capital                                    25,888             30,927
    Deferred compensation                                            (58)                 0
    Notes receivable from officers                                   (31)               (31)
    Accumulated deficit                                          (25,337)           (31,999)
                                                                --------           --------
              Total stockholders' equity
                  (deficit)                                          470             (1,094)
                                                                --------           --------
                                                                $  7,693           $  7,148
                                                                ========           ========

      The accompanying notes are an integral part of these balance sheets.

                                  SPECTRX, INC.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     1998               1999               2000
                                                   --------           --------           --------
REVENUES:
    Product sales                                  $    823           $  1,440           $  2,219
    Collaborative agreements                            583              1,897              2,749
                                                   --------           --------           --------
              Total revenue                           1,406              3,337              4,968
                                                   --------           --------           --------
COSTS AND EXPENSES:
    Cost of product sales                             1,626              1,708              1,732
    Research and development                          4,234              5,170              5,804
    Sales and marketing                               1,058                900                957
    General and administrative                        1,908              2,222              3,177
                                                   --------           --------           --------
                                                      8,826             10,000             11,670
                                                   --------           --------           --------
              Operating loss                         (7,420)            (6,663)            (6,702)

INTEREST INCOME, NET                                    462                133                334

OTHER EXPENSE (INCOME)                                 (321)                 8                 21
                                                   --------           --------           --------
NET LOSS                                             (6,637)            (6,538)            (6,347)

PREFERRED STOCK DIVIDENDS                                 0                (14)              (315)
                                                   --------           --------           --------
LOSS AVAILABLE TO COMMON STOCKHOLDERS              $ (6,637)          $ (6,552)          $ (6,662)
                                                   ========           ========           ========

BASIC AND DILUTED NET LOSS PER SHARE               $  (0.84)          $  (0.82)          $  (0.79)
                                                   ========           ========           ========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES
       OUTSTANDING                                    7,926              8,033              8,429
                                                   ========           ========           ========


        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            NOTES
                                                    COMMON STOCK   ADDITIONAL                             RECEIVABLE   STOCKHOLDERS'
                                                  ---------------   PAID-IN       DEFERRED      FROM     ACCUMULATED      EQUITY
                                                 SHARES    AMOUNT   CAPITAL    COMPENSATION   OFFICERS     DEFICIT       (DEFICIT)
                                                 ------    ------  ----------  ------------   --------   -----------   -------------
BALANCE, DECEMBER 31, 1997                        7,748      $ 8    $25,372       $(210)        $(48)      $(12,148)     $ 12,974

    Exercise of stock options                       169        0         37           0            0              0            37
    Employee stock purchase plan                     14        0         63           0            0              0            63
    Amortization of deferred compensation             0        0          0          76            0              0            76
    Conversion of subordinated promissory
         notes to equity securities                  83        0        289           0            0              0           289
    Repayment of note receivable from officer         0        0          0           0           17              0            17
    Net loss                                          0        0          0           0            0         (6,637)       (6,637)
                                                  -----      ---    -------       -----         ----       --------      --------
BALANCE, DECEMBER 31, 1998                        8,014        8     25,761        (134)         (31)       (18,785)        6,819

    Exercise of stock options                        31        0         84           0            0              0            84
    Employee stock purchase plan                     11        0         43           0            0              0            43
    Amortization of deferred compensation             0        0          0          76            0              0            76
    Dividend on preferred stock                       0        0          0           0            0            (14)          (14)
    Net loss                                          0        0          0           0            0         (6,538)       (6,538)
                                                  -----      ---    -------       -----         ----       --------      --------
BALANCE, DECEMBER 31, 1999                        8,056        8     25,888         (58)         (31)       (25,337)          470

    Issuance of common stock                        406        1      4,863           0            0              0         4,804
    Exercise of stock options                        37        0        107           0            0              0           167
    Employee stock purchase plan                      9        0         69           0            0              0            69
    Amortization of deferred compensation             0        0          0          58            0              0            58
    Dividend on preferred stock                       0        0          0           0            0           (315)         (315)
    Net loss                                          0        0          0           0            0         (6,347)       (6,347)
                                                  -----      ---    -------       -----         ----       --------      --------
BALANCE, DECEMBER 31, 2000                        8,508      $ 9    $30,927       $   0         $(31)      $(31,999)     $ (1,094)
                                                  =====      ===    =======       =====         ====       ========      ========


        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                 (IN THOUSANDS)

                                                                     1998               1999              2000
                                                                   --------           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $ (6,637)          $ (6,538)         $ (6,347)
                                                                   --------           --------          --------
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                    375                374               400
       Gain on deconsolidation of FluorRx                              (329)                 0                 0
       Retirement of property and equipment                               0                 38                 0
       Amortization of deferred compensation                             76                 76                58
       Changes in operating assets and liabilities:
           Accounts receivable                                         (129)              (269)             (307)
           Inventories                                                 (186)              (137)               60
           Other current assets                                         (16)               (85)             (173)
           Accounts payable                                             (79)               234               350
           Accrued liabilities                                           (4)               509               354
                                                                   --------           --------          --------
              Total adjustments                                        (292)               740               742
                                                                   --------           --------          --------
              Net cash used in operating activities                  (6,929)            (5,798)           (5,605)
                                                                   --------           --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                (321)              (251)             (440)
                                                                   --------           --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net                                       100                127             5,040
    Issuance of redeemable convertible preferred stock                    0              2,750             2,500
    Due from related parties                                            (29)               (28)              (29)
    Advance from a collaborative partner                                  0                381                 0
    Repayment of note receivable from officer                            17                  0                 0
                                                                   --------           --------          --------
              Net cash provided by financing activities                  88              3,230             7,511
                                                                   --------           --------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              (7,162)            (2,819)            1,466

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         12,124              4,962             2,143
                                                                   --------           --------          --------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $  4,962           $  2,143          $  3,609
                                                                   ========           ========          ========
CASH PAID FOR:
    Interest                                                       $      8           $      2          $      3
                                                                   ========           ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
    ACTIVITIES:
       Conversion of subordinated promissory notes to
           equity securities                                       $    289           $      0          $      0
                                                                   ========           ========          ========

       Payment of dividends in the form of redeemable
           convertible preferred stock                             $      0           $     14          $    315
                                                                   ========           ========          ========
       Common stock issued for royalty payments                    $      0           $      0          $     60
                                                                   ========           ========          ========


        The accompanying notes are an integral part of these statements.

                                  SPECTRX, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

1.       Organization and Background


              SpectRx, Inc. (the "Company"), a Delaware corporation, is engaged in the research and development of products that offer painless and less invasive alternatives to blood tests currently used for glucose monitoring, diabetes screening, and infant jaundice. The Company is also in the process of developing a cervical cancer detection system. The Company's goal is to develop and commercialize products that improve patient well-being and reduce health care costs since they reduce or eliminate pain, are convenient to use, and provide rapid results at the point of care. The Company's infant jaundice product and products in development for glucose monitoring, diabetes screening, and cervical cancer are based on proprietary biophotonic and microporation technologies that can eliminate the pain and inconvenience of a blood sample. The Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche"), Respironics, Inc. ("Respironics"), and Welch Allyn, Inc. ("Welch Allyn") to facilitate the development, commercialization, and introduction of its glucose monitoring, diabetes screening, infant jaundice, and cervical cancer detection products, respectively.

          The Company has a limited operating history upon which its prospects can be evaluated. The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 2000, it has an accumulated deficit of about $32.0 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998, but does have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through 2001 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

         The majority of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that it will receive from Abbott, Roche and Respironics resulting from sales of the products for which it has collaborative arrangements with each of these companies. The royalties and manufacturing profits that the Company expects to receive from each of its collaborative partners depend on sales of these products. The Company and its collaborative partners may not be able to sell sufficient volumes of its products to generate substantial royalties and manufacturing profits for the Company.

2.       Summary of Significant Accounting Policies

Presentation
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or cash equivalents.

Inventories
              Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, 1999 and 2000 (in thousands):

                                           1999          2000
                                           ----          ----
                  Raw materials            $323          $380
                  Work in process            78            11
                  Finished goods            140            90
                                           ----          ----
                                           $541          $481
                                           ====          ====

Property and Equipment

              Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 1999 and 2000 (in thousands):

                                                          1999            2000
                                                         ------          ------
                  Equipment                              $1,676          $2,016
                  Furniture and fixtures                    287             388
                                                         ------          ------
                                                          1,963           2,404
                  Less accumulated depreciation           1,124           1,510
                                                         ------          ------
                  Property and equipment, net            $  839          $  894
                                                         ======          ======

Long-Lived Assets

              In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of property and equipment in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Patent Costs

              Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $496,000, $608,000, and $550,000 in 1998, 1999, and 2000.

Accrued Liabilities

              Accrued liabilities are summarized as follows at December 31, 1999 and 2000 (in thousands):

                                                          1999            2000
                                                         ------          ------
                  Accrued compensation                   $  379          $  622
                  Accrued royalties                          23             182
                  Other accrued expenses                    506             458
                                                         ------          ------
                                Accrued liabilities      $  908          $1,262
                                                         ======          ======

Revenue Recognition

               The Company records revenue from product sales upon shipment of the product to the customer.

              Revenue from collaborative research and development agreements is recorded when milestones have been met. Periodic license fee payments under collaborative agreements related to future performance are deferred and recognized as income when earned.

              The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Research and Development

              Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties. All research and development costs are expensed as incurred.

Income Taxes
              Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

              The calculation and presentation of net loss per share are in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of common stock equivalent shares ("CSEs") issuable on the conversion of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). For all periods presented, CSEs have been excluded from weighted average shares outstanding, as their impact was antidilutive.

Fair Value of Financial Instruments

              The book values of cash, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's collaborative partner advance is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the fair value of the Company's collaborative partner advance was not significantly different than the stated value at December 31, 1999 and 2000.

Comprehensive Income

              The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components; however, the Company has no other comprehensive income items as defined in SFAS No. 130.

New Accounting Pronouncements

              The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138," Accounting for Certain Derivative Instruments and Certain hedging Activities--an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position as the Company has no material derivative instruments.

Reclassification

              Certain amounts in the December 31, 1998 and 1999 financial statements have been reclassified to conform to the current year presentation.

3.       Investment in FluorRx, Inc.

              In December 1996, the Company sublicensed certain technology to and acquired a 65% interest in FluorRx, Inc. ("FluorRx"), a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and 1.2 million shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998, and April 1999, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000, and $300,000, respectively.
The issuance of additional preferred stock reduced the Company's ownership (on a converted basis) to 43%.

              For the year ended December 31, 1997, FluorRx incurred an operating loss of $632,000 which was fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Beginning with the December 1997 funding and through the August 1998 funding, the Company consolidated the FluorRx losses, but with appropriate allocations to the minority shareholders. FluorRx losses recorded by the Company during fiscal 1998 amounted to $306,000. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection with the change in accounting from consolidation to the equity method, the Company adjusted its investment in FluorRx to $0, which resulted in a one-time gain of $635,000. All

FluorRx activity (losses and the one-time gain) is reflected in other (income) expense in the accompanying statements of operations. The Company has also suspended recording losses from its investment in FluorRx. Suspended equity losses amounted to $577,000, $342,000, and $367,000 for the years ended December 31, 1998, 1999, and 2000, respectively. At December 31, 2000, the cumulative suspended equity loss amounted to $1,500,000.

              In 1998, 1999, and 2000, the Company paid certain patent maintenance and minimum royalty costs amounting to $57,000, $80,000, and $226,000, respectively, related to technology owned by the Company and sublicensed to FluorRx. These costs have been expensed as paid.

4.       Stockholders' Equity

Common Stock

              On February 23, 2000, the Company completed a private placement of 400,000 shares of common stock. The shares were sold for $12.50 per share resulting in proceeds of $5,000,000. The Company incurred issuance costs of $197,000 which is presented as a reduction of proceeds in the accompanying statements of stockholders' equity.

              During the year ended December 31, 2000, the Company issued 5,862 shares of common stock in satisfaction of minimum royalty payments amounting to $60,055 related to the Company's exclusive rights to certain licensed technology.

Preferred Stock

              In January 1997, the Company authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

              In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or securities at a rate of 6% per annum. During the years ended December 31, 1999 and 2000, the Company paid dividends in the form of redeemable convertible preferred stock of $14,000 and $315,000, respectively. The preferred shares, together with any accrued but unpaid dividends, are convertible into common shares at the greater of $9.388 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares are mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares (which notice may not be given prior to June 1, 2002). Additionally, the Company may redeem the shares upon receiving a conversion notice. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

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

Stock Options

              In May 1995, the Company adopted the 1995 Stock Option Plan (the "Plan") (as amended), under which 1,428,572 shares of common stock are authorized and reserved for use in the Plan. During the year ended December 31, 2000, the Company's board of directors amended the Plan by increasing the number of shares authorized and reserved for use in the Plan by 500,000 shares of common stock. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At December 31, 2000, options to purchase 250,731 shares of common stock were available for future grant under the Plan.

Stock option activity for each of the three years ended December 31, 2000 is as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                           NUMBER OF          PRICE PER
                                                            OPTIONS             SHARE
                                                           ---------          ---------
                  Outstanding, December 31, 1997           1,065,641           $ 3.34
                      Granted                                121,000             6.43
                      Exercised                             (169,472)            0.22
                      Canceled                               (44,256)            3.69
                                                           ---------
                  Outstanding, December 31, 1998             972,913             4.25
                      Granted                                204,500             7.59
                      Exercised                              (31,130)            2.65
                      Canceled                               (31,774)            6.51
                                                           ---------
                  Outstanding, December 31, 1999           1,114,509             4.82
                      Granted                                398,500            11.04
                      Exercised                              (36,712)            3.05
                      Canceled                               (46,237)            9.92
                                                           ---------
                  Outstanding, December 31, 2000           1,430,060             6.47
                                                           =========

    The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2000:

                                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                -------------------------------------------   -----------------------
                                                                 WEIGHTED
                                                WEIGHTED          AVERAGE                    WEIGHTED
                                  NUMBER        AVERAGE         CONTRACTUAL     NUMBER       AVERAGE
RANGE OF EXERCISE PRICES        OF SHARES        PRICE             LIFE       OF SHARES       PRICE
------------------------        ---------       --------        -----------   ---------      --------
     $  0.21-$0.70                356,077        $0.55          5.19 years     356,077        $ 0.55
     $  2.45-$4.13                 88,573         2.92          6.42            81,281          2.81
     $  5.13-$9.00                640,910         7.59          7.58           377,346          7.52
     $10.25-$16.50                344,500        11.40          9.36            52,581         11.50
       Total                    1,430,060         6.47          7.34           867,285          4.46

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

         The Company has elected to account for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," however, the Company has computed for pro forma disclosure purposes the value of all options granted in each of the three years ended December 31, 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 1998, 1999, and 2000:

                                          1998         1999         2000
                                        -------      -------      -------
       Risk-free interest rate             5.17%        5.09%        6.05%
       Expected dividend yield                0%           0%           0%
       Expected lives                   4 years      4 years      4 YEARS
       Expected volatility                   58%          58%          65%

         The total values of the options granted during the years ended December 31, 1998, 1999, and 2000 were computed as approximately $437,000, $749,000, and
$1,041,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported net loss and net loss per share for each of the three years ended December 31, 2000 would have increased by the following pro forma amounts (in thousands, except per share amounts):

                                                             1998                1999                2000
                                                           --------            --------            --------
       Net loss available to common stockholders:
           As reported                                     $ (6,637)           $ (6,552)           $ (6,662)
           SFAS No. 123 Pro forma                            (7,226)             (7,315)             (7,703)
       Basic and diluted net loss per share:
           As reported                                     $  (0.84)           $  (0.82)           $  (0.79)
           SFAS No. 123 Pro forma                             (0.91)              (0.91)              (0.91)

Employee Stock Purchase Plan

                In 1997, the Company adopted an employee stock purchase plan under which the Company may issue up to 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 2000, there were 176,627 shares available for future issuance under this plan.

5.       Income Taxes

                The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $30,117,000 available to offset its future income tax liability. The NOL carryforwards begin to expire in 2007. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years if significant ownership changes have occurred.

                Components of deferred tax assets are as follows at December 31, 1999 and 2000 (in thousands):

                                           1999              2000
                                         --------          --------
            NOL carryforwards            $  9,256          $ 11,444
            Valuation allowance            (9,256)          (11,444)
                                         --------          --------
            Deferred tax assets          $      0          $      0
                                         ========          ========

6.       Commitments and Contingencies

Operating Leases

                Future minimum rental payments at December 31, 2000 under noncancellable operating leases for office space and equipment are as follows (in thousands):

                          2001                        $252
                          2002                         251
                          2003                         158
                          2004                          58
                          2005                          24

         Rental expense was $261,000, $225,000, and $360,000 in 1998, 1999, and
2000, respectively.

Litigation and Claims

               The Company has been subject to certain asserted and unasserted claims, as described below, against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management, there are no known claims against the Company's owned or licensed intellectual property rights that will have a material adverse impact on the Company's financial position or results of operations.

Legal Proceedings

               In March 2000, the Company filed a Demand for Arbitration of certain disputes arising under its License Agreement with Altea/NIMCO and a former officer-employee of SpectRx who is also a principal in Altea/NIMCO. The Company sought an interpretation of certain portions of the License Agreement relating to the Company's obligation to assign future intellectual property rights and seek relief for these and other issues. The Company also asked for damages related to these and other issues. Altea had sent two letters to the Company purporting to give notice of material breach of the License Agreement for Failure to assign certain intellectual property rights to Altea or NIMCO and to participate in a joint development program and other items. Final arguments were held October 23, 2000 and a decision was entered on November 7, 2000 and the Arbitration panel denied the claims for damages by both parties. They also denied the claims by Altea/NIMCO that SpectRx is required to continue a program of Joint Development and all claims that SpectRx has breached the License and Joint Development Agreement. The Panel interpreted the scope of Joint Technology under the Agreement as requested by Altea and as a result said that two patent applications should be jointly assigned to Altea. The Panel also resolved a dispute over stock options in effect at the time Altea/NIMCO principal Jonathan Eppstein's employment ended at SpectRx. The Panel also denied the claims of both sides for attorney's fees and expenses of arbitration.

                In December 2000, Altea/NIMCO filed a new Demand for Arbitration of certain disputes arising under the licensing agreement with SpectRx. Altea/NIMCO sought to require SpectRx to engage in future agreements with Altea for joint development, to obtain assignment of additional patents, to have SpectRx held liable for certain actions by a subcontractor and to receive a finding that "commercialization" has not occurred. Subsequently, the Company filed a Motion to Dismiss or Limit Issues for Adjudication. On March 13, 2001, the Arbitration Panel issued an order dismissing the issue regarding commercialization filed by Altea/NIMCO.

                In August 2000, SpectRx filed a complaint for Declaratory Judgment against Ampersand Medical Corp. seeking a declaration that SpectRx has not misappropriated or improperly disclosed any alleged confidential information or alleged trade secrets disclosed to it by Ampersand. Ampersand subsequently filed a counter-suit in Illinois against SpectRx alleging that SpectRx had misappropriated trade secrets belonging to Ampersand. The parties have agreed to mediation, and the countersuit filed in Illinois by Ampersand will be withdrawn and refiled in Gwinnett County, Georgia, if mediation is not successful. SpectRx believes Ampersand's claims are without merit.

Grant

                In October 2000, the Company received another grant of $307,000 from the Center's for Disease Control and Prevention ("CDC") to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The funding will be used to conduct clinical studies, research ergonomic issues and to assist in developing a plan for regulatory approval of the technology for children and the elderly. The grant announcement represents a commitment of more than $600,000 in funding to date from the CDC.

7.       Related-Party Transactions

                In connection with a June 1994 sale of restricted stock, the Company loaned two officers of the Company $48,000, of which $31,000 is outstanding at December 31, 2000. These loans are secured by common stock of the Company held by the officers, bear interest at 6% per annum, and become payable on December 31, 2001. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheets.

                In October 1996, the Company loaned two officers a total of $400,000. The loans are secured by common stock of Laser Atlanta Optics, Inc. ("LAO") and Company shares of common stock. The Company and LAO are related through a common group of shareholders. The loans bear interest at 6.72% per annum and are due and payable in cash in October 2001. However, it is management's intention not to call the notes in 2001. Outstanding balances are reflected as due from related parties in the accompanying balance sheets.

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

                The Company generally has the option not to make required minimum royalty payments, in which case the Company loses the exclusive license to develop applicable technology. Minimum required payments to maintain exclusive rights to licensed technology are as follows at December 31, 2000 (in thousands):

                          2001                     $1,135
                          2002                      1,463
                          2003                      1,483
                          2004                      1,502
                          2005                      1,522

During 1998, 1999, and 2000, the Company incurred royalty expenses of $188,000, $423,000, and $813,000, respectively.

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

Abbott

              The Abbott Agreement, as amended, requires Abbott to make milestone payments based on progress achieved, to remit royalties to the Company based on net product sales, and to reimburse certain direct expenses incurred by the Company in connection with the development of glucose monitoring products. Reimbursed expenses of $1,260,000, $39,000, and $827,000 for the years ended December 31, 1998, 1999, and 2000, respectively, have been netted with research and development expenses in the accompanying statements of operations.

              The Company recorded revenues of $500,000 during 1997 related to the achievement of a milestone. Additionally, in 1997, Abbott purchased $3,000,000 of Series C preferred stock and in November 1999, subscribed to $5,250,000 of redeemable convertible preferred stock (Note 4).

Welch Allyn

              The Welch Allyn agreement requires Welch Allyn to share equally the operating expenses and cost of capital assets, to make milestone payments based on progress achieved, and to pay the Company a technology access fee. Reimbursed expenses of $250,000, $524,000, and $987,000 for the years ended December 31, 1998, 1999, and 2000, respectively, have been netted with research and development expenses in the accompanying statements of operations. Welch Allyn will have the exclusive rights to manufacture and supply the cervical cancer detection system product with the exception of a certain module. The parties have agreed to enter into a joint venture for purposes of carrying out our commercialization of the cervical product. The Company recorded revenues of $250,000, $700,000, and $0 during 1998, 1999, and 2000, respectively, related to the achievement of certain milestones.

              At December 31, 1999, a receivable from Welch Allyn represented 74 % of accounts receivable. The balance due was paid in January 2000.

Roche

              The Roche agreement requires Roche to make milestone payments based on progress achieved and to purchase diabetes screening products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. During 1998, 1999, and 2000, the Company recorded $0, $987,000, and $124,000, respectively, in revenues related to the achievement of certain milestones.

              In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times from Roche. The balance is noninterest bearing and is due upon the date in which Roche has received delivery of 250 diabetes screening devices pursuant to the Roche agreement and Federal Drug Administration Regulatory clearance has been issued.

Respironics

              The Respironics agreement requires Respironics to make milestone payments based on progress achieved and to purchase infant jaundice products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. The Company recorded revenues of $275,000, $200,000, and $125,000 in 1998, 1999, and 2000,
respectively, related to the achievement of certain milestones. Additionally, Respironics purchased products amounting to $191,000, $364,000, and $479,000 during 1998, 1999, and 2000, respectively, from the Company.

10.      Business Segment Information

              The Company operates in one business segment, the research and development of products that offer less invasive and painless alternatives to blood tests currently used for glucose monitoring, diabetes screening, cervical cancer detection, and infant jaundice. The Company had no product sales prior to fiscal year 1998. During fiscal years 1998, 1999, and 2000, total product revenues of $823,000, $1,440,000, and $2,219,000, respectively, related primarily to the Company's infant jaundice product. The Company has licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics. The Company distributes the product outside the

United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenues attributable to countries based on the location of the customer are as follows (in thousands):

                                                                            1998     1999       2000
                                                                           ------   ------     ------
        Europe                                                             $  480   $  566     $  687
        United States and Canada                                              191      364        837
        Mexico                                                                  4      209        135
        Middle East                                                            64      154         54
        Far East                                                               39       81        400
        Other                                                                  45       66        106
                                                                           ------   ------     ------
                      Total                                                $  823   $1,440     $2,219
                                                                           ======   ======     ======

         Because all product revenues are derived from the sale of U.S.-produced product, the Company has no significant long-lived assets located outside the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the registrant's 2001 Annual Meeting of Stockholders to be held on May 23, 2001, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement is hereby incorporated by reference.

         Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers as of February 28, 2001:

     NAME                        AGE                       POSITION
     ----                        ---                       --------
Mark A. Samuels                   42         Chairman, chief executive officer and
                                               director
Keith D. Ignotz                   53         President, chief operating officer and
                                               director
Thomas H. Muller, Jr.             59         Executive vice president, chief
                                               financial officer and secretary
Mark L. Faupel                    45         Vice president, research & development
Richard L. Fowler                 44         Vice president, technology assessment
Robert G. Rothfritz               51         Vice president, operations

         Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among our executive officers.

         Mark A. Samuels has served as a member of our board of directors and chief executive officer since co-founding SpectRx in 1992. Prior to that time, Mr. Samuels was a founder of Laser Atlanta Optics, Inc., an optical sensor company, where he held the position of president and chief executive officer until 1992, and was a director until October 1996. While at Laser Atlanta Optics, Mr. Samuels focused on the development of commercial and medical applications of electro-optics. Mr. Samuels earned a B.S. in Physics and an M.S. (Electrical Engineering) from Georgia Institute of Technology.

         Keith D. Ignotz has served as a member of our board of directors and chief operating officer since co-founding SpectRx in 1992. Formerly, Mr. Ignotz was president of Humphrey Instruments SmithKline Beckman (Japan), president of Humphrey Instruments GmbH (Germany), and senior vice president of Allergan Humphrey Inc., a $100 million per year ophthalmic diagnostic company. Mr. Ignotz is a member of the board of directors of Vismed, Inc. (Dicon), an ophthalmic diagnostic products company, and Pennsylvania College of Optometry. Mr. Ignotz earned a B.A. in Sociology from San Jose State University and an M.B.A. from Pepperdine University.

         Thomas H. Muller, Jr. has served as our chief financial officer since joining us in December 1996. Prior to that time, Mr. Muller was president of Muller & Associates, an operational and financial management services company and chief financial officer of Nurse On Call, Inc. From 1984 to 1992, Mr. Muller was chief financial officer of HBO & Company, a provider of information systems and services to the health care industry. Mr. Muller is a member of the board of directors of NetBank, Inc., an internet banking company. Mr. Muller earned a B.I.E. in Industrial Engineering from Georgia Institute of Technology and an M.B.A. from Harvard Business School.

           Mark L. Faupel, Ph.D. has served as our vice president of research and development since August 1998. Dr. Faupel joined us on February 2, 1998 in the capacity of vice president, new product development. Prior to that time, Dr. Faupel was an independent consultant to us and other firms in cancer research. From 1987-1997, Dr. Faupel held various positions with Biofield Corporation, a medical device company in the area of breast cancer detection, a firm which he co-founded and served as vice president, director of science and vice president, research and development.

           Richard L. Fowler has served as our vice president of technology assessment since August 2000 and our vice president of engineering since joining us in February 1996. Prior to that time, Mr. Fowler worked for Laser Atlanta Optics, Inc., where he held the positions of president and chief executive officer from August 1994 to February 1996. As vice president of engineering for Laser Atlanta Optics from 1992 to 1994, Mr. Fowler managed the development of three laser sensor products. Mr. Fowler earned a B.S. in Electrical Engineering from University of Texas.

         Robert G. Rothfritz, has served as our vice president of operations since joining us in July 1996. From 1994 to 1996, Mr. Rothfritz was director of manufacturing for Atlantic Envelope Company, a National Service Industries, Inc. division, and from 1993 to 1994, he was a senior manager, manufacturing systems leader for Ethicon EndoSurgery, a Johnson & Johnson division. From 1988 to 1992, Mr. Rothfritz was vice president, operations for the Oral Care Division of Bausch & Lomb, Inc. Mr. Rothfritz earned a B.S. in Mechanical Engineering from Georgia Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors - Director Compensation" and "- Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in our proxy statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Share Ownership of Directors, Officers and Certain Beneficial Owners" in our proxy statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Transactions" in our proxy statement is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A) The following documents are filed as a part of this Report:

                  1.       FINANCIAL STATEMENTS
                           Report of Independent Public Accountants
                           Balance Sheets as of December 31, 1999 and 2000 Statement of Operations for the Years Ended
                                    December 31, 1998, 1999 and 2000
                           Statements of Stockholders' Equity for the
                                    Years Ended December 31, 1998, 1999 and
                                    2000
                           Statements of Cash Flows for the Years Ended
                                    December 31, 1998, 1999 and 2000
                           Notes to Financial Statements

                  2.       FINANCIAL STATEMENT SCHEDULE.

                  Schedules are not included in this Annual Report on Form 10-K, as they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                  3.       EXHIBITS

                           Refer to (c) below.

         (B)      REPORTS ON FORM 8-K

                  We were not required to and did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

         (C)      EXHIBITS

                  The exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report.

                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 3.1A(2)         Certificate of Incorporation, as amended.

 3.1B(7)         Certificate of Designations for Redeemable Convertible
                 Preferred Stock.

 3.2A(1)         Bylaws.

 3.2B(7)         Amendment to Bylaws.

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

10.2(1) 1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.

10.3(1)          Stock Purchase Agreement, dated June 30, 1994, between Mark A.
                 Samuels and SpectRx.

10.4(1)          Stock Purchase Agreement, dated June 30, 1994, between Keith D.
                 Ignotz and SpectRx.

10.5(1)          Assignment and Bill of Sale, dated February 29, 1996, between
                 Laser Atlanta Optics, Inc. and SpectRx.

10.6(1)          Security Agreement, dated October 31, 1996, between Mark A.
                 Samuels and SpectRx.

10.7(1)          Security Agreement, dated October 31, 1996, between Keith D.
                 Ignotz and SpectRx.

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

10.11B(1)        Agreement for Purchase and Sale of Technology, Sale, dated
                 January 16, 1993, between Laser Atlanta Optics, Inc. and SpectRx.

10.11C(1)        First Amendment to License Agreement, dated October 19,
                 1993, between Georgia Tech Research Corporation and SpectRx.

10.12(1)         Clinical Research Study Agreement, dated July 22, 1993, between
                 Emory University and SpectRx.

10.13A(1)*       Development and License Agreement, dated December 2,
                 1994, between Boehringer Mannheim Corporation and SpectRx.

10.13B(1)*       Supply Agreement, dated January 5, 1996, between Boehringer
                 Mannheim and SpectRx.

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

10.15(1) Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and SpectRx.

10.16A(1)        License Agreement, dated November 22, 1995, between Joseph R.
                 Lakowicz, Ph.D. and SpectRx.

10.16B(1)        Amendment of License Agreement, dated November 28, 1995, between
                 Joseph R. Lakowicz, Ph.D. and SpectRx.

10.16C(1)        Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and SpectRx.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
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

 10.18(1)*       Patent License Agreement, dated March 12, 1996, between the
                 Board of Regents of the University of Texas System, M.D. Anderson
                 and SpectRx.

10.19A(1)*       Purchasing and Licensing Agreement, dated June 19, 1996, between
                 Respironics and SpectRx.

10.19B(4)*       Amendment to Purchasing and Licensing Agreement, dated October
                 21, 1998 between Respironics and SpectRx.

 10.20(1) Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical
                 Center and SpectRx.

10.21A(1)*       Research and Development and License Agreement, dated
                 October 10, 1996, between Abbott Laboratories and SpectRx.

10.21B(3)*       Letter Agreement, dated December 22, 1997, between Abbott
                 Laboratories and SpectRx.

10.21C(6)*       Third Amendment to Research and Development and License
                 Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.

10.22A(1)        Lease, dated September 21, 1993, between National Life
                 Insurance Company d/b/a Plaza 85 Business Park and SpectRx,
                 together with amendments 1, 2 and 3 thereto and Tenant
                 Estoppel Certificate, dated September 20, 1994.

10.24(4)*        Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and SpectRx.

10.25A(5)*       Development and License Agreement, dated July 13, 1999,
                 between Roche Diagnostics Corporation and SpectRx.

10.25B(5)*       Supply Agreement, dated July 13, 1999, between Roche
                 Diagnostics Corporation and SpectRx.

11.1(7)          Calculation of earnings per share.

23.1(7)          Consent of Arthur Andersen LLP.

24.1             Power of Attorney (included at signature page.)

-------------------
* Confidential treatment granted for portions of these agreements.

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

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 27, 1998.

(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10K for the year ended December 31, 1998, filed March 30, 1999, as amended.

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed August 16, 1999,as amended.

(6) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000, as amended.

(7)   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on the 30th day of March 2001.

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



   DATE         SIGNATURE                                TITLE
-------------- --------------------------  -------------------------------------




March 30, 2001  /s/   Mark A. Samuels      Chairman, Chief Executive Officer and
               --------------------------  Director (Principal Executive Officer)
                     Mark A. Samuels



March 30, 2001  /s/ Thomas H. Muller, Jr.  Executive Vice President and Chief
               --------------------------  Financial Officer (Principal Financial
                  Thomas H. Muller, Jr.    and Accounting Officer)




March 30, 2001  /s/ Keith D. Ignotz        President, Chief Operating Officer
               --------------------------  and Director
                    Keith D. Ignotz



March 30, 2001  /s/ Charles G. Hadley      Director
               --------------------------
                  Charles G. Hadley


                /s/ Earl R. Lewis
March 30, 2001 --------------------------  Director
                    Earl R. Lewis



March 30, 2001  /s/ William E. Zachary     Director
               --------------------------
                   William E. Zachary



March 30, 2001  /s/ Chris Monahan          Director
               --------------------------
                     Chris Monahan