Form 10-Q
period 2001-03-31
SPECTRX INC
filed 2001-05-14
CIK 924515

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 YES [X] NO [ ]

  The number of issued and outstanding shares of the Registrant's Common Stock,
             $0.001 par value, as of April 30, 2001, was 8,521,490.

                                  SPECTRX, INC.

                                      INDEX

                                                                           PAGE NO.
                                                                           --------
PART I. FINANCIAL INFORMATION..................................................3

   ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

      BALANCE SHEETS -
          DECEMBER 31, 2000 AND MARCH 31, 2001.................................3

      STATEMENTS OF OPERATIONS -
          THREE MONTHS ENDED MARCH 31, 2000 AND 2001...........................4

      STATEMENTS OF CASH FLOWS -
          THREE MONTHS ENDED MARCH 31, 2000 AND 2001...........................5

      NOTES TO FINANCIAL STATEMENTS............................................6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................7

    ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........16


PART II. OTHER INFORMATION....................................................17

    ITEM 1. LEGAL PROCEEDINGS.................................................17

    ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K..................................17

SIGNATURES....................................................................18

EXHIBIT INDEX.................................................................19

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                            UNAUDITED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  DECEMBER 31,        MARCH 31,
                                                                                      2000               2001
                                                                                  ------------        ---------
                                                      ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                   $  3,609           $  1,592
        Accounts receivable                                                            1,259                749
        Inventory                                                                        481                543
        Other current assets                                                             377                233
                                                                                    --------           --------
                          Total Current Assets                                         5,726              3,117
                                                                                    --------           --------

PROPERTY & EQUIPMENT, Net                                                                894                846
                                                                                    --------           --------

OTHER ASSETS                                                                             528                536
                                                                                    --------           --------

TOTAL ASSETS                                                                        $  7,148           $  4,499
                                                                                    ========           ========

                                        LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Accounts payable                                                            $  1,020           $    823
        Accrued liabilities                                                            1,262              1,042
                                                                                    --------           --------
                          Total Current Liabilities                                    2,282              1,865
                                                                                    --------           --------

COLLABORATIVE PARTNER ADVANCE                                                            381
                                                                                                            381
                                                                                    --------           --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                 5,579              5,658
                                                                                    --------           --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock                                                                       9                  9
        Additional paid-in-capital                                                    30,927             31,005
        Accumulated deficit                                                          (31,999)           (34,388)
        Notes receivable from officers                                                   (31)               (31)
                                                                                    --------           --------
                          Total Stockholders' Equity (Deficit)                        (1,094)            (3,405)
                                                                                    --------           --------

TOTAL LIABILITIES & EQUITY                                                          $  7,148           $  4,499
                                                                                    ========           ========

                                  SPECTRX, INC.

                        UNAUDITED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
                                                                        2000              2001
                                                                      --------          --------
REVENUE
                                   Product sales                      $    561          $    521
                                   Collaborative agreements                500               100
                                                                      --------          --------

                                         Total                           1,061               621
                                                                      --------          --------


EXPENSES
                                   Cost of sales                           530               501
                                   Research & development                1,555             1,572
                                   Sales & marketing                       218               177
                                   General & administrative                519               717
                                                                      --------          --------
                                       Total                             2,822             2,967
                                                                      --------          --------

                                   Operating loss                       (1,761)           (2,346)

OTHER INCOME                                                               (21)                0

INTEREST INCOME                                                            (69)              (36)
                                                                      --------          --------


NET LOSS                                                                (1,671)           (2,310)
    PREFERRED STOCK DIVIDENDS                                              (79)              (79)
                                                                      --------          --------
    Loss available to common stockholders                             $ (1,750)         $ (2,389)
                                                                      ========          ========
NET (LOSS) PER SHARE
                                   BASIC                              $  (0.21)         $  (0.28)
                                                                      ========          ========
                                   DILUTED                            $  (0.21)         $  (0.28)
                                                                      ========          ========

                                   WEIGHTED AVERAGE
                                   COMMON SHARES OUTSTANDING
                                         BASIC                           8,256             8,512
                                                                      ========          ========
                                         DILUTED                         8,256             8,512
                                                                      ========          ========

                                  SPECTRX, INC.

                        UNAUDITED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                        2000              2001
                                                                      --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,671)         $ (2,310)
                                                                      --------          --------

     Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                    86                95

           Amortization of deferred compensation                            19                 0
           Changes in assets and liabilities:
                  Accounts receivable                                      553               510
                  Inventory                                                125               (62)
                  Other current assets                                    (123)              136
                  Accounts payable                                        (183)             (197)
                  Accrued liabilities                                      (42)             (220)
                                                                      --------          --------
                     Total adjustments                                     435               262
                                                                      --------          --------

                     Net cash used in operating activities              (1,236)           (2,048)
                                                                      --------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                  (233)              (47)

                                                                      --------          --------
                     Net cash used in investing activities                (233)              (47)
                                                                      --------          --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs)                    4,868                78
     Issuance of redeemable convertible preferred stock                  2,500                 0

                                                                      --------          --------
                     Net cash provided by financing activities           7,368                78
                                                                      --------          --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                    5,899            (2,017)
CASH AND CASH EQUIVALENTS, beginning of period                           2,143             3,609

                                                                      --------          --------
CASH AND CASH EQUIVALENTS, end of period                              $  8,042          $  1,592
                                                                      ========          ========

                                  SPECTRX, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of March 31, 2001, the consolidated results of operations for the three months ended March 31, 2000 and 2001, and the consolidated cash flows for the three months ended March 31, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accounting policies of SpectRx continue unchanged from December 31, 2000. It is suggested that these financial statements be read in conjunction with the December 31, 2000 financial statements and notes thereto included in SpectRx's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

         The results of operations for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results for a full fiscal year.

2. FLUORRX

         In December 1996, SpectRx sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. SpectRx's interest in FluorRx is represented by two seats on the board of directors and 1.2 million shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998, and April 1999 FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000 and $300,000 respectively. The issuance of additional preferred stock reduced SpectRx's ownership (on an as converted basis) to 43%. Effective with the August 1998 funding, SpectRx began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, SpectRx began suspending the equity losses from its investment in FluorRx. The accompanying Statement of Operations for the three months ended March 31, 2001 excludes $34,142 in losses which represents SpectRx's 43% equity in the losses of FluorRx. Cumulative suspended equity losses as of March 31, 2001 amounted to $1,534,538.

3. COMPREHENSIVE INCOME

         SpectRx currently has no other comprehensive income items as defined by Statement of Financial Accounting Standards ("SFAS") No. 130.

4. RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedges. It requires that all derivatives be recognized as other assets or liabilities at fair value and established specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends accounting and reporting standards for SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company adopted these statements with no material impact to its results of operations or financial position as the Company does not have any material derivative instruments.

5. LITIGATION

         The Company is involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

6. RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current period presentation.

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

         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of products developed by us; and

         - other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including those contained in our Annual Report and on Form 10-K for the year ended December 31, 2000.

The following discussion should be read in conjunction with SpectRx's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

          We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of our products. We have entered into collaborative arrangements with Respironics, Inc. for our infant jaundice product, with Welch Allyn, Inc. for our cancer detection product, with Abbott Laboratories for our glucose monitoring products, and with Roche Diagnostics for our diabetes detection product. In December 1996, we sublicensed specified technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At March 31, 2001, as a result of subsequent financings, our interest in FluorRx was 43%.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2001, we had an accumulated deficit of about $34.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

QUARTER OVERVIEW

         In January 2001, we announced that U.S. marketing partner Respironics had filed data to support expanded use for claims during and after phototherapy for the BiliChek(TM) Non-invasive Bilirubin Analyzer with the U.S. Food and Drug Administration (FDA). In March 2001, the FDA granted these expanded claims for use during and after phototherapy treatment. As a result, we believe that the BiliChek is the only non-invasive product cleared by the FDA to measure infant jaundice before, during and after phototherapy treatment. After receiving this latest FDA clearance, Respironics told us that it plans to re-launch the product in the U.S.

         In January 2001, we also announced that Abbott Laboratories paid us a $2 million cash milestone payment for development of a continuous glucose monitoring device for people with diabetes. This milestone payment was related to establishing feasibility of our continuous glucose monitoring technology. After the end of the quarter, in April 2001, we announced that Abbott Laboratories had assumed financial responsibility for the continuous glucose monitoring program, as of April 1, 2001. Until March 31, 2001, we had been funding part of the research and development program. We had previously announced that we expected to receive a $2 million development milestone payment related to the program in March 2001. We now expect to receive this milestone payment before August 31, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.

         General. Net loss available to common shareholders increased to $2.4 million during the three months ended March 31, 2001 as compared to $1.8 million during the same period in 2000 due to decrease in milestone revenue from collaborative agreements and product revenues along with an increase in general and administrative expenses. We expect similar net losses to continue.

         Revenue. We have historically received the majority of our revenue from achieving development milestones with one or more of our strategic partners. We began shipping our infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the 1st quarter of 1999. In March 2000, we shipped the first Accu-Check(TM) D-Tector(TM) units, which have been used in clinical trials. Product revenue decreased slightly to $521,000 for the quarter ended March 31, 2001 from $561,000 for the same period in 2000. Product revenue is lower for this quarter than for the comparable period in 2000 due to the fact that there were no Accu-Check D-Tector units shipped in 2001. There were increases in BiliChek sales, transdermal sales and licensing revenue. Collaborative agreements revenue, which is event-based rather than sales-based, decreased to $100,000 during the three months ended March 31, 2001 from $500,000 during the same period in 2000 primarily due to the milestone accomplished on our continuous glucose monitoring device in 2000 and a smaller milestone received from our Bilirubin device in 2000.

         Cost of Sales. Cost of sales decreased to $501,000 for the three months ended March 31, 2001 from $530,000 during the same period in 2000. While the cost of sales decrease is directly related to decreased product revenue, a portion of the cost of sales represents excess capacity production charges, which were slightly higher for this period in 2000. SpectRx expects excess capacity to exist for the remainder of this year.

         Research and Development Expenses. Research and development expenses remained constant at $1,572,000 for the three months ended March 31, 2001 compared to $1,555,000 for the same period in 2000. The research and development expenses were primarily due to research in glucose monitoring and cancer detection, including costs to conduct clinical trials, salaries, consulting and contracted research for our developmental products. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for our products.

         Sales and Marketing Expenses. Sales and marketing expenses decreased slightly to $177,000 during the three months ended March 31, 2001 from approximately $218,000 during the same period in 2000, due mainly to the design and printing costs for a sales brochure in the 1st quarter of 2000. Marketing expenses are expected to increase in the future as BiliChek sales expand geographically.

         General and Administrative Expenses. General and administrative expenses increased to approximately $717,000 during the three months ended March 31, 2001 compared to the approximately $519,000 incurred during the same period in 2000. The increase is primarily due to increased public relations costs, increased attorney fees and increased payments made to maintain exclusivity of certain patents. General and administrative expenses are expected to increase in the future.

         Net Interest and Other Income. Net interest and other income decreased to $36,000 during the three months ended March 31, 2001 from $90,000 during the same period in 2000. This decrease is due to a lesser amount of interest being earned on smaller cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through March 31, 2001, we received approximately $36.7 million in proceeds from sales of our debt and equity securities. At March 31, 2001, we had cash of approximately $1.6 million and working capital of approximately $1.3 million. We completed an initial public offering of its common stock on July 7, 1997, which resulted in net proceeds received by us, before expenses related to the transaction, of approximately $14.0 million. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of amendment to our agreement with Abbott. We also issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million.

         Our major cash flows in the first quarter of 2001 consisted of cash out-flow of $2.0 million from operations and $47,000 in additions to property and equipment, offset by $78,000 of stock purchases and $79,000 of dividends on the redeemable, convertible preferred. The stock purchases and dividends were non-cash transactions.

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We are pursuing financing opportunities including those similar to the financings we received in 2000. We believe that our existing and available capital resources plus anticipated milestones will be sufficient to satisfy our funding requirements for at least the remainder of 2001. However, these resources may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring product.

         We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund our development expenditures would have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE FOR SEVERAL YEARS.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $34 million at March 31, 2001.

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

         We have been issued, in total, 34 U.S. patents. In addition, we have filed for a total of 40 U.S. patents that are still pending. One or more of the patents we hold directly or licensed from third parties, including those for the disposable components to be used with our glucose monitoring and infant jaundice products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We are currently pursuing financing opportunities including those similar to the financings we received in 2000. We believe that our existing and available capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements through the remainder of 2001, but may not be sufficient to fund our operations to the point of commercial introduction of either of our glucose monitoring products or our cervical cancer product. Any required additional funding may not be available on terms attractive to us, or at all, would limit our ability to continue to develop and introduce products to market. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

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

WE ARE CONTROLLED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 30% of our outstanding common stock as of March 31, 2001. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         The exhibit listed on the accompanying Index to Exhibits is filed as part hereof to this Report.

         (b) Reports on Form 8-K

         The registrant filed no Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.



                        SPECTRX, INC.


Date: May 14, 2001      By: /S/ THOMAS H. MULLER, JR.
                            ----------------------------------------------------
                            Thomas H. Muller, Jr.
                            Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal
                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

The exhibit listed below is filed herewith.

EXHIBIT
  NO.                         DESCRIPTION
--------                      -----------
 11.1             Calculation of earnings per share.