Form 10-Q
period 2001-06-30
SPECTRX INC
filed 2001-08-14
CIK 924515

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 YES [X] NO [ ]

          The number of outstanding shares of the Registrant's Common Stock, $0.001 par value, as of July 31, 2001, was 10,428,658.

                                  SPECTRX, INC.

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------

PART I.  FINANCIAL INFORMATION.........................................................................     3

         ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

              BALANCE SHEETS -
                        DECEMBER 31, 2000 AND JUNE 30, 2001............................................     3

              STATEMENT OF OPERATIONS -
                        THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001.......................     4

              STATEMENT OF CASH FLOWS -
                        SIX MONTHS ENDED JUNE 30, 2000 AND 2001........................................     5

              NOTES TO FINANCIAL STATEMENTS............................................................     6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS.............................................................     7

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................    16

PART II. OTHER INFORMATION.............................................................................    17

         ITEM 1. LEGAL PROCEEDINGS.....................................................................    17

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................    17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................    18

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................................    18

SIGNATURES.............................................................................................    19

EXHIBIT INDEX..........................................................................................    20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,      JUNE 30,
                                                                           2000            2001
                                                                                         UNAUDITED
                                                                       ------------      ---------
                                             ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                        $  3,609        $ 12,171
        Accounts receivable                                                 1,259             542
        Inventory                                                             481             581
        Other current assets                                                  377             369
                                                                         --------        --------
                          Total Current Assets                              5,726          13,663
                                                                         --------        --------

PROPERTY & EQUIPMENT, Net                                                     894             768
                                                                         --------        --------

OTHER ASSETS                                                                  528             543
                                                                         --------        --------

TOTAL ASSETS                                                             $  7,148        $ 14,974
                                                                         ========        ========

                               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                 $  1,020        $  1,457
        Accrued liabilities                                                 1,262           1,062
                                                                         --------        --------
                          Total Current Liabilities                         2,282           2,519
                                                                         --------        --------

COLLABORATIVE PARTNER ADVANCE                                                 381             381
                                                                         --------        --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                      5,579           5,737
                                                                         --------        --------

CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock                                                            9              10
        Additional paid-in-capital                                         30,927          42,185
        Accumulated deficit                                               (31,999)        (35,827)
        Notes receivable from officers                                        (31)            (31)
                                                                         --------        --------
                          Total Stockholders' Equity (Deficit)             (1,094)          6,337
                                                                         --------        --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $  7,148        $ 14,974
                                                                         ========        ========

The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                       UNAUDITED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS                     SIX MONTHS
                                                               ENDED JUNE 30                   ENDED JUNE 30
                                                            2000            2001            2000            2001
                                                          --------        --------        --------        --------

REVENUE
                  Product sales                           $    552        $    635        $  1,113        $  1,156
                  Collaborative agreements                     249               0             749             100
                                                          --------        --------        --------        --------

                                                               801             635           1,862           1,256
                                                          --------        --------        --------        --------

EXPENSES
                  Cost of sales                                410             506             940           1,007
                  Research & development                     1,679             636           3,234           2,208
                  Sales & marketing                            243             197             461             374
                  General & administrative                     724             698           1,243           1,415
                                                          --------        --------        --------        --------
                        Total                                3,056           2,037           5,878           5,004
                                                          --------        --------        --------        --------

                  Operating loss                            (2,255)         (1,402)         (4,016)         (3,748)

OTHER INCOME                                                     0               2              21               2

INTEREST INCOME                                                101              40             170              76
                                                          --------        --------        --------        --------

NET LOSS                                                    (2,154)         (1,360)         (3,825)         (3,670)
    PREFERRED STOCK DIVIDENDS                                  (79)            (79)           (158)           (158)
                                                          --------        --------        --------        --------
    Loss available to common stockholders                 $ (2,233)       $ (1,439)       $ (3,983)       $ (3,828)
                                                          ========        ========        ========        ========
NET (LOSS) PER SHARE
                   BASIC                                  $  (0.26)       $  (0.16)       $  (0.48)       $  (0.44)
                                                          ========        ========        ========        ========
                   DILUTED                                $  (0.26)       $  (0.16)       $  (0.48)       $  (0.44)
                                                          ========        ========        ========        ========

                   WEIGHTED AVERAGE
                   COMMON STOCK OUTSTANDING
                       BASIC                                 8,477           9,048           8,366           8,781
                                                          ========        ========        ========        ========
                       DILUTED                               8,477           9,048           8,366           8,781
                                                          ========        ========        ========        ========

The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    SIX MONTHS
                                                                                                      ENDED
                                                                                                     JUNE 30,

                                                                                               2000            2001
                                                                                             --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                     $ (3,825)       $ (3,670)
                                                                                             --------        --------

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                          199             183

           Amortization of deferred compensation                                                   38               0
           Changes in assets and liabilities:
                  Accounts receivable                                                             521             717
                  Inventory                                                                       176            (100)
                  Other current assets                                                           (207)              8
                  Other assets                                                                    (15)            (15)
                  Accounts payable                                                                123             437
                  Accrued liabilities                                                             100            (200)
                                                                                             --------        --------
                     Total adjustments                                                            935           1,030
                                                                                             --------        --------

                     Net cash used in operating activities                                     (2,890)         (2,640)
                                                                                             --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                         (332)            (57)

                                                                                             --------        --------
                     Net cash used in investing activities                                       (332)            (57)
                                                                                             --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock (net of issuance costs)                             4,912          11,259
     Proceeds from issuance of redeemable convertible preferred stock                           2,500               0

                                                                                             --------        --------
                     Net cash provided by financing activities                                  7,412          11,259
                                                                                             --------        --------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                           4,190           8,562
CASH AND CASH EQUIVALENTS, beginning of period                                                  2,143           3,609

                                                                                             --------        --------
CASH AND CASH EQUIVALENTS, end of period                                                     $  6,333        $ 12,171
                                                                                             ========        ========

The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the consolidated financial position as of June 30, 2001, the consolidated results of operations for the three months and six months ended June 30, 2000 and 2001, and the consolidated cash flows for the six months ended June 30, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires that our management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2000. These financial statements should be read in conjunction with the December 31, 2000 financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

         The results of operations for the three and six months ended June 30, 2000 and 2001 are not necessarily indicative of the results for a full fiscal year.

2. FLUORRX

         In December 1996, we sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. Our interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998, and April 1999 FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000 and $300,000 respectively. The issuance of additional preferred stock reduced our ownership (on an as converted basis) to 43%. Effective with the August 1998 funding, we began accounting for its investment in FluorRx under the equity method of accounting. In connection therewith, we began suspending the equity losses from our investment in FluorRx. The accompanying statement of operations for the three months and six months ended June 30, 2001 excludes $15,000 in income and $19,510 in losses respectively which represents our 43% equity in the losses of FluorRx. Cumulative suspended equity losses as of June 30, 2001 amounted to $1,519,906.

3. COMPREHENSIVE INCOME

         We currently have no other comprehensive income items as defined by Statement of Financial Accounting Standards ("SFAS") No. 130.

4. RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedges. It requires that all derivatives be recognized as other assets or liabilities at fair value and established specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends accounting and reporting standards for SFAS No. 133 for certain derivative instruments and certain hedging activities. We adopted these statements with no material impact to our results of operations or financial position as we do not have any material derivative instruments.

         The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.

         The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair-value based test. Our required adoption date is January 1, 2002. Adoption of SFAS No. 142 will not have a material impact on our results of operations or financial position.

5. LITIGATION

         We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations. See Part II, Item 1, "Legal Proceedings," for disclosure of significant litigation matters.

6. FINANCING

         In June 2001, we announced that we had completed two private placements. On June 4, 2001, we entered into an agreement with affiliates of SAFECO Corporation, which invested about $9.5 million in SpectRx before transaction expenses. On June 13, 2001, we entered into an agreement with affiliates of Special Situations Fund, which invested about $2.5 million in SpectRx before transaction expenses. The financings consisted, in total, of sales of about 1.9 million shares of common stock and warrants to purchase 379,127 shares of common stock. Under the terms of the agreements, each share of common stock was sold at a price of $6.319 per share, which represented a discount from the market price of our common stock on the dates these transactions closed. The first transaction, funded on June 4, 2001, involved the private placement of 1.5 million shares of common stock. The second transaction, funded on June 13, 2001, involved the private placement of 395,633 shares of common stock. The combination of these two transactions resulted in proceeds to SpectRx of about $12 million before transaction expenses. The 1,895,633 shares issued in these transactions constitute 22.2% of our common stock outstanding prior to the first private placement transaction. In addition, the purchasers of common stock also received warrants to purchase an aggregate of 379,127 shares of common stock for $9.8874 per share. These warrants expire on the fifth anniversary of their issuance date. The warrants are valued at $1.7 million and are included in additional paid-in capital in the accompanying balance sheet.

         Under Nasdaq Marketplace Rules, stockholder approval is required for a transaction that results in 20% or more of the common stock or voting power of SpectRx being sold for less than the greater of the book or market value of our common stock. Nasdaq has informed us that these two transactions should be aggregated for the purposes of this rule and that we should have received stockholder approval prior to closing the second transaction, which caused us to exceed the 20% threshold. To satisfy Nasdaq's requirements, we have entered into contracts to repurchase 198,905 of the shares sold in this transaction, as well as associated warrants to purchase 39,781 shares, including a return of about $1.3 million to the Special Situations Fund affiliates, unless we obtain stockholder approval. We are currently in the process of obtaining stockholder approval of those issuances and absent such approval will repurchase the shares and warrants subject to the agreements. It is the opinion of management that stockholder approval will be obtained.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

         We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of an amendment to our agreement with Abbott. Dividends are accrued on the preferred stock at a rate of 6% per year and total $79,000 for the second quarter of 2001, $158,000 for the six months ended June 30, 2001 and $512,000 since issuance. The related dividends are included in redeemable convertible preferred stock in the accompanying balance sheets.

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

         - whether and when we or our strategic partners will obtain approval from the Food and Drug Administration, or FDA, and corresponding foreign agencies;

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

         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of products developed by us; and

         - other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2000, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

         We were incorporated on October 27, 1992, and since that date we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of our products. We have entered into collaborative arrangements with Respironics, Inc. for our infant jaundice product, with Welch Allyn, Inc. for our cancer detection product, with Abbott Laboratories for our glucose monitoring products, and with Roche Diagnostics for our diabetes detection product. In December 1996, we sublicensed specified technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At June 30, 2001, as a result of subsequent financings, our interest in FluorRx was 43%.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2001, we had an accumulated deficit of about $35.8 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

QUARTER OVERVIEW

         In April 2001, we announced that Abbott Laboratories had assumed financial responsibility for the continuous glucose monitoring program. Prior to April 1, 2001, we had been paying part of the development costs for the program. Also in April 2001, we announced that we had received a grant of about $100,000 from the National Cancer Institute for our non-invasive cervical cancer detection program.

         In May 2001, we announced that a study had been published in the Journal of Lower Genital Tract Disease, which reported that a prototype of a non-invasive cervical cancer detection device being jointly developed by Welch-Allyn and us, detected 25% more disease than Pap tests. We also announced in May that there had been issued a warning by the Joint Commission on Accreditation of Healthcare Organizations, referred to as JCAHO, that severe cases of infant jaundice or kernicterus can threaten otherwise healthy babies. Among the recommendations JCAHO made were increases in screening infants before hospital discharge and allowing nurses to order non-invasive tests, like our BiliChek(TM), product for jaundiced newborns.

         In June 2001, we announced that we had completed two private placements of, in total, 1.9 million common shares and warrants for the purchase of 379,000 common shares for about $12 million in gross proceeds. We are currently in the process of obtaining stockholder approval of those issuances and absent such approval will repurchase a portion of the shares and warrants for about $1.3 million. We also announced in June 2001 that a study published in the journal Pediatrics showed that the BiliChek Non-invasive Bilirubin Analyzer, in a multi-site clinical study, performed as well as the blood test when measuring bilirubin in newborns.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000.

         General. Net loss available to common stockholders decreased to $1.4 million during the three months ended June 30, 2001 as compared to $2.2 million during the same period in 2000 due to a decrease in expenses primarily as a result of Abbott funding our continuous glucose monitoring product research during the second quarter in 2001. We expect net losses to continue.

         Revenue. We have historically received the majority of our revenue from achieving development milestones with one or more of our strategic partners. We began shipping our infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the first quarter of 1999. In March 2000, we shipped the first Accu-Check(TM) D-Tector(TM) units, which have been used in clinical trials. Product revenue increased to $635,000 for the quarter ended June 30, 2001 from $552,000 for the same period in 2000. Product revenue is higher for the 2001 quarter than for the comparable period in 2000, even though there were no Accu-Check D-Tector units shipped in 2001, due to the increase in revenues from our BiliChek products. There were increases in BiliChek sales, transdermal sales and licensing revenue. Collaborative agreements revenue, which is event-based rather than sales-based, decreased to $0 during the three months ended June 30, 2001 from $249,000 during the same period in 2000 primarily due to the milestones accomplished on our Bilirubin device and also the Accu-Check D-Tector in 2000.

         Cost of Sales. Cost of sales increased to $506,000 for the three months ended June 30, 2001 from $410,000 during the same period in 2000. While the cost of sales increase is directly related to increased product revenue, a portion of the cost of sales represents excess capacity production charges, which were slightly higher for this period than in 2000. Also, the product mix shifted more toward U.S. sales, which have a lower margin than international sales. We expect excess capacity to exist at least for the remainder of this year.

         Research and Development Expenses. Research and development expenses decreased to $636,000 for the three months ended June 30, 2001 compared to $1,679,000 for the same period in 2000. The decrease in research and development expenses was primarily due to Abbott's reimbursement of expenses associated with our continuous glucose monitoring product. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for our products.

         Sales and Marketing Expenses. Sales and marketing expenses decreased to $197,000 during the three months ended June 30, 2001 from $243,000 during the same period in 2000, due mainly to the design and printing costs for a sales brochure in the 1st quarter of 2000 and limited costs associated with trade shows in 2001 versus 2000. Marketing expenses are expected to increase in the future as BiliChek sales expand geographically.

         General and Administrative Expenses. General and administrative expenses decreased to $698,000 during the three months ended June 30, 2001 compared to the $724,000 incurred during the same period in 2000. The decrease is primarily due to decreased legal fees. General and administrative expenses are expected to increase in the future.

         Net Interest and Other Income. Net interest and other income decreased to $42,000 during the three months ended June 30, 2001 from $101,000 during the same period in 2000. This decrease is due to a lesser amount of interest being earned on smaller cash average balances.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

         General. Net loss available to common stockholders decreased to $3.8 million during the six months ended June 30, 2001 as compared to $4.0 million during the same period in 2000 due to decreases in operating expenses and increases in product revenues, offset by decreases in collaborative agreement milestones.

         Revenue. We have historically received the majority of our revenue from achieving development milestones with one or more of our strategic partners. We began shipping our infant jaundice product to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the first quarter of 1999. In March 2000, we shipped the first Accu-Check D-Tector units, which have been used in clinical trials. Product revenue increased to $1.2 million for the six months ended June 30, 2001 from $1.1 million for the same period in 2000. Product revenue increased for the six months of 2001 from the comparable period of 2000 even though we did not have any revenues from our Accu-Check D-Tector units which were used in clinical trials and totaled $211,000 in 2000. There were increases in BiliChek sales, transdermal sales and licensing revenue. Collaborative agreements revenue, which is event-based rather than sales-based, decreased to $100,000 during the six months ended June 30, 2001 from $749,000 during the same period in 2000. The milestones accomplished in the first six months of 2000 were on our continuous glucose monitoring device, a smaller milestone received on our Bilirubin device, and a milestone received on our Accu-Check D-Tector device.

         Cost of Sales. Cost of sales increased to $1.0 million for the six months ended June 30, 2001 from $940,000 during the same period in 2000. While the cost of sales increase is directly related to increased product revenue, it also reflects the growth of our U.S. market and BiliCal(TM) disposable sales, which have a lesser margin than the BiliChek device.

         Research and Development Expenses. Research and development expenses decreased to $2.2 million for the six months ended June 30, 2001 compared to $3.2 million for the same period in 2000. The research and development expenses primarily relate to research in glucose monitoring and cancer detection, including costs to conduct clinical trials, salaries, consulting and contracted research for our developmental products. Expenditures decreased mainly due to the reimbursement from Abbott for expenditures relating to our continuous glucose monitoring product. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for our products.

         Sales and Marketing Expenses. Sales and marketing expenses decreased to $374,000 during the six months ended June 30, 2001 from $461,000 during the same period in 2000, due mainly to the design and printing costs for a sales brochure in the first quarter of 2000 and reduction of trade show expenses in the second quarter of 2001.

         General and Administrative Expenses. General and administrative expenses increased to $1.4 million during the six months ended June 30, 2001 compared to the $1.2 million during the same period in 2000. The increase is primarily due to increased public relations costs, increased legal fees and increased legal expenses made to maintain exclusivity of certain patents and were made during the first quarter of 2001.

         Net Interest and Other Income. Net interest and other income decreased to $78,000 during the six months ended June 30, 2001 from $191,000 during the same period in 2000. This decrease is due to a lesser amount of interest being earned on smaller average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through June 30, 2001, we received approximately $47.9 million in proceeds from sales of our debt and equity securities. At June 30, 2001, we had cash of approximately $12.2 million and working capital of approximately $11.1 million. We completed an initial public offering of our common stock on July 7, 1997, which resulted in net proceeds received by us, before expenses related to the transaction, of approximately $14.0 million. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of amendment to our agreement with Abbott. We issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million. We issued common stock and warrants in two private placements in June 2001, which resulted in net proceeds of approximately $11.2 million, although we may repurchase a portion of these securities for $1.3 million.

         Our major cash flows in the year 2001 consisted of cash out-flow of $2.6 million from operations and $57,000 in additions to property and equipment, and cash inflow of $11.3 million from sales of our common stock.

         In addition to funds that we expect to be provided by our collaborative partners and the funds we recently raised, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources plus anticipated milestone payments will be sufficient to satisfy our funding requirements through 2002.

         We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund our development expenditures would have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE FOR SEVERAL YEARS.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $35.8 million at June 30, 2001.

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

         IN THE UNITED STATES, THE FOOD AND DRUG ADMINISTRATION'S ACTIONS COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS, WHICH WOULD ADVERSELY AFFECT OUR GROWTH AND STRATEGY PLANS.

         In order for us to market our products in the United States, we must obtain clearance or approval from the Food and Drug Administration, or FDA. We cannot be sure:

         - that we or our collaborative partners will make timely filings with the FDA;

         - that the FDA will act favorably or quickly on these submissions;

         - that we will not be required to submit additional information or perform additional clinical studies;

         - that we would not be required to submit an application for premarket approval, rather than a premarket notification submission as described below; or

         - that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

           The premarket approval process is more rigorous and lengthier than the clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any other premarket notifications or premarket approval applications pending, but we currently believe our other cancer detection product and our glucose monitoring products will require submission of applications for premarket approval.

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

         In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain any required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining such regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification of meeting standards of quality or CE mark certification or other international regulatory approvals would prevent us from selling in Europe.

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

         We have been issued, or have rights to, 36 U.S. patents (including these under license). In addition, we have filed for, or have rights to, 39 U.S. patents (including those under license) that are still pending. One or more of the patents we hold directly or licensed from third parties, including those for the disposable components to be used with our glucose monitoring and infant jaundice products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements through 2002, but may not be sufficient to fund our operations to the point of commercial introduction of either of our glucose monitoring products or our cervical cancer product. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

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

WE ARE CONTROLLED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 25% of our outstanding common stock as of June 30, 2001. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 9, 2000, we filed a Demand for Arbitration of disputes arising under our license agreement with Altea Technologies, Inc., Non-Invasive Monitoring Company and our former vice president, Jonathan Eppstein, who is also a principal in Altea and Non-Invasive Monitoring. We sought an interpretation of portions of the license agreement relating to our obligation to assign future intellectual property rights and relief and damages for these and other issues. Altea had sent two letters to us purporting to give notice of our material breach of the license agreement for failure to assign specified intellectual property rights to Altea or Non-Invasive Monitoring and to participate in a joint development program and other items. Final arguments were held October 23, 2000 and a decision was entered on November 7, 2000 when the arbitration panel denied the claims for damages by both parties. They also denied the claims by Altea and Non-Invasive Monitoring that we were in breach due to our failure to continue a program of joint development and that we had breached the license and joint development agreement. The panel interpreted the scope of joint technology under the agreement as requested by Altea and as a result, said that two patent applications should be jointly assigned to Altea. The Panel also resolved a dispute over stock options in effect at the time Altea and Non-Invasive Monitoring principal Jonathan Eppstein's employment ended at SpectRx. The panel also denied the claims of both sides for attorney's fees and expenses of arbitration.

         On December 11, 2000, Altea and Non-Invasive Monitoring filed a new Demand for Arbitration of certain disputes arising under the licensing agreement with us. Altea and Non-Invasive Monitoring sought to require us to engage in future agreements with Altea for joint development, to obtain assignment of additional patents, to have us held liable for specified actions by a subcontractor and to receive a finding that commercialization has not occurred. Subsequently, we filed a Motion to Dismiss or Limit Issues for Arbitration. On March 13, 2001, the panel issued an order dismissing the issue regarding commercialization as premature because the alleged deadline for commercialization had not yet occurred. Almost four months later, on August 2, 2001, the Panel issued an order setting the date for the arbitration hearing in early 2002. The Panel further stated that as of December 31, 2002, the Panel will consider the commercialization issue, although additional discovery may be required in January 2002. We believe that Altea's claims are without merit but intend to abide by the decision of this second arbitration panel as to the proper scope of our duty to assign future intellectual property rights under the license agreement and to participate in a joint development program.

         On August 16, 2000, we filed a complaint for Declaratory Judgment against Ampersand Medical Corp. seeking a declaration that we have not misappropriated or improperly disclosed any alleged confidential information or alleged trade secrets disclosed to us by Ampersand. Ampersand subsequently filed a counter-suit in Illinois against us, alleging that we had misappropriated trade secrets belonging to Ampersand. The parties agreed to mediation earlier this year, and the counter-suit filed in Illinois by Ampersand was withdrawn but could be refiled in Gwinnett County, Georgia if mediation was unsuccessful. In July 2001, Ampersand terminated mediation discussions and the parties are now moving to trial, expected to be held in February 2002. We believe Ampersand's claims are without merit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 4, 2001, we sold 1,500,000 shares of our common stock and issued warrants to purchase 300,000 shares of our common stock to institutional investors. On June 13, 2001, we sold 395,633 shares of our common stock and issued warrants to purchase 79,127 shares of our common stock to institutional investors. We received about $12 million from these sales before transaction expenses. The Robinson-Humphrey Company, LLC acted as placement agent in these transactions and received fees of about $719,000. These sales were made in reliance upon the exemption contained in Section 4(2) from the registration provisions of the Securities Act of 1933 and Regulation D thereunder in reliance upon the representations of the purchasers and the placement agent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 2001, we held our annual meeting of stockholders to elect directors and take action upon the certification of the appointment of our independent auditors.

         The results of the votes were as follows:

                                                          BROKER NON-VOTERS
DIRECTIONS                    FOR         WITHHELD         AND ABSTENTIONS
---------                     ---         --------        -----------------
Mark A. Samuels            6,564,864      123,964                 0
Keith D. Ignotz            6,565,364      123,464                 0
Charles G. Hadley          6,648,938       39,890                 0
Earl R. Lewis              6,634,438       54,390                 0
William E. Zachary, Jr.    6,648,638       40,190                 0
Chris Monahan              6,648,938       39,890                 0

         Ratification of the appointment of Arthur Andersen LLP as independent auditors for 2001:

FOR                  AGAINST           ABSTAIN           BROKER NON-VOTES
---                  -------           -------           ----------------
6,673,315            13,913             1,600                   0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

EXHIBIT NO.       DESCRIPTION
-----------       -----------
   4.1*           Registration Rights Agreement dated June 4, 2001 by and among
                  SpectRx, Inc. and the purchasers listed on Schedule I thereto.
   4.2*           Registration Rights Agreement dated June 13, 2001 by and among
                  SpectRx, Inc. and the purchasers listed on Schedule I thereto.
   4.3*           Third Amendment dated June 4, 2001 to Amended and Restated
                  Registration Rights Agreement dated October 21, 1996 by and among SpectRX, Inc. and the holders of Registrable Securities named therein.
   4.4*           Fourth Amendment dated June 13, 2001 to Amended and Restated
                  Registration Rights Agreement dated October 21, 1996 by and among SpectRx, Inc. and the holders of Registrable Securities named therein.
   4.5            Form of Common Stock Warrant
  10.1*           Stock Purchase Agreement dated June 4, 2001 by and among
                  SpectRx, Inc. and the purchasers listed on Schedule 1 thereto.
  10.2*           Stock Purchase Agreement dated June 13, 2001 by and among
                  SpectRx., Inc. and the purchasers listed on Schedule 1
                  thereto.

----------------
*Incorporated by reference to the current report on Form 8-K filed June 26, 2001.

      (b) Reports on Form 8-K

         The registrant filed a Form 8-K on June 26, 2001 announcing under Item 5 the completion of two private placement financings, which resulted in the sale of approximately 1.9 million shares of common stock and warrants for the purchase of 379,127 shares of common stock for gross combined proceeds of approximately $12 million.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

                           SPECTRX, INC.


Date: August 14, 2001      By: /S/ THOMAS H. MULLER, JR.
                           ----------------------------------------------------
                           Thomas H. Muller, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Duly Authorized Officer and Principal
                           Financial and Accounting Officer)

                                  EXHIBIT INDEX

The exhibits listed below are filed herewith.

EXHIBIT
  NO.                         DESCRIPTION
--------                      -----------

   4.5             Form of Common Stock Warrant