Form 10-Q
period 2001-09-30
SPECTRX INC
filed 2001-11-14
CIK 924515

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    ---------

                         COMMISSION FILE NUMBER: 0-22179

                                  SPECTRX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                          58-2029543
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

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of October 31, 2001, was 10,566,038.

                                  SPECTRX, INC.

                                      INDEX


                                                                                                                     PAGE NO.
                                                                                                                     --------



PART I.  FINANCIAL INFORMATION............................................................................              3

        ITEM 1.  FINANCIAL STATEMENTS - UNAUDITED

         BALANCE SHEETS -
                        DECEMBER 31, 2000 AND SEPTEMBER 30, 2001..........................................              3

         STATEMENTS OF OPERATIONS -
                       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001.....................              4

         STATEMENTS OF CASH FLOWS -
                        NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001.....................................              5

              NOTES TO FINANCIAL STATEMENTS...............................................................              6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS................................................................              8

        ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................              19


PART II. OTHER INFORMATION................................................................................             20

        ITEM 1.   LEGAL PROCEEDINGS.......................................................................             20

        ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................             20

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................             21

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................................             21

SIGNATURES................................................................................................             22

EXHIBIT INDEX.............................................................................................             22

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  SPECTRX, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                     2000             2001
                                                                                  UNAUDITED        UNAUDITED
                                                                                  ----------       ----------
                                                      ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                 $    3,609       $    9,519
        Accounts receivable                                                            1,259              845
        Inventory                                                                        481              625
        Other current assets                                                             377              496
                                                                                  ----------       ----------
                          Total current assets                                         5,726           11,485
                                                                                  ----------       ----------

PROPERTY & EQUIPMENT, Net                                                                894              681
                                                                                  ----------       ----------

OTHER ASSETS                                                                             528              550
                                                                                  ----------       ----------

TOTAL ASSETS                                                                      $    7,148       $   12,716
                                                                                  ==========       ==========

                                        LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Accounts payable                                                          $    1,020       $      701
        Accrued liabilities                                                            1,262            1,089
                                                                                  ----------       ----------
                          Total current liabilities                                    2,282            1,790
                                                                                  ----------       ----------

COLLABORATIVE PARTNER ADVANCE                                                            381              381
                                                                                  ----------       ----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                 5,579            5,815
                                                                                  ----------       ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock                                                                       9               10
        Additional paid-in-capital                                                    30,927           42,216
        Treasury stock, at cost                                                            0              (33)
        Accumulated deficit                                                          (31,999)         (37,432)
        Notes receivable from officers                                                   (31)             (33)
                                                                                  ----------       ----------
                          Total stockholders' equity (deficit)                        (1,094)           4,730
                                                                                  ----------       ----------

TOTAL LIABILITIES & EQUITY                                                        $    7,148       $   12,716
                                                                                  ==========       ==========


The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                       UNAUDITED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS                     NINE MONTHS
                                                                        ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                     2000             2001            2000             2001
                                                                    -------         --------         -------         -------
REVENUE
                                   Product sales                    $   529         $    570         $ 1,642         $ 1,726
                                   Collaborative agreements               0                0             749             100
                                                                    -------         --------         -------         -------

 TOTAL                                                                  529              570           2,391           1,826
                                                                    -------         --------         -------         -------


EXPENSES
                                   Cost of sales                        499              410           1,439           1,417
                                   Research & development             1,374              781           4,608           2,989
                                   Sales & marketing                    239              337             700             711
                                   General & administrative             900              675           2,143           2,090
                                                                    -------         --------         -------         -------
                                       Total                          3,012            2,203           8,890           7,207
                                                                    -------         --------         -------         -------

                                   Operating loss                    (2,483)          (1,633)         (6,499)         (5,381)

OTHER INCOME                                                              0                0              21               2

INTEREST INCOME                                                         138              106             308             182
                                                                    -------         --------         -------         -------


NET LOSS                                                             (2,345)          (1,527)         (6,170)         (5,197)
    PREFERRED STOCK DIVIDENDS                                           (78)             (78)           (236)           (236)
                                                                    -------         --------         -------         -------
    Loss available to common shareholders                           ($2,423)        ($ 1,605)        ($6,406)        ($5,433)
                                                                    =======         ========         =======         =======
NET (LOSS) PER SHARE
                                   BASIC                            ($ 0.29)        ($  0.15)        ($ 0.76)        ($ 0.58)
                                                                    =======         ========         =======         =======
                                   DILUTED                          ($ 0.29)        ($  0.15)        ($ 0.76)        ($ 0.58)
                                                                    =======         ========         =======         =======

                                   WEIGHTED AVERAGE
                                   COMMON SHARES OUTSTANDING
                                         BASIC                        8,484           10,428           8,406           9,336
                                                                    =======         ========         =======         =======
                                         DILUTED                      8,484           10,428           8,406           9,336
                                                                    =======         ========         =======         =======




The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                NINE MONTHS
                                                                                                   ENDED
                                                                                                SEPTEMBER 30,
                                                                                          2000              2001
                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (6,170)        $  (5,197)
                                                                                        ---------         ---------

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                      304               274
           Amortization of deferred compensation                                               57                 0
           Changes in assets and liabilities:
                  Accounts receivable                                                         435               414
                  Inventory                                                                   101              (144)
                  Due from related parties                                                    (22)              (22)
                  Other current assets                                                       (324)             (119)
                  Accounts payable                                                            (17)             (319)
                  Accrued liabilities                                                         187              (173)
                                                                                        ---------         ---------
                     Total adjustments                                                        721               (89)
                                                                                        ---------         ---------

                     Net cash used in operating activities                                 (5,449)           (5,286)
                                                                                        ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                     (434)              (61)

                                                                                        ---------         ---------
                     Net cash used in investing activities                                   (434)              (61)
                                                                                        ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs)                                       4,941            11,290
     Issuance of redeemable convertible preferred stock                                     2,500                 0
     Purchase of treasury stock, at cost                                                        0               (33)

                                                                                        ---------         ---------
                     Net cash provided by financing activities                              7,441            11,257
                                                                                        ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,558             5,910
CASH AND CASH EQUIVALENTS, beginning of period                                              2,143             3,609
                                                                                        ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                                $   3,701         $   9,519
                                                                                        =========         =========



The accompanying notes are an integral part of the financial statements

                                  SPECTRX, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2000 and 2001, and the cash flows for the nine months ended September 30, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires that our management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2001.

         The results of operations for the three and nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results for a full fiscal year.

2. FLUORRX

         In December 1996, we sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. Our interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998, and April 1999, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000 and $300,000, respectively. The issuance of additional preferred stock reduced our ownership (on an as converted basis) to 43%. Effective with the August 1998 funding, we began accounting for our investment in FluorRx under the equity method of accounting. In connection therewith, we began suspending the equity losses from our investment in FluorRx. The accompanying statement of operations for the three months and nine months ended September 30, 2001 excludes $21,465 and $40,975 in losses, respectively, which represents our 43% equity in the losses of FluorRx. Cumulative suspended equity losses as of September 30, 2001 amounted to $1,541,371.

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

         The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It provides that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair-value based test. Our required adoption date is January 1, 2002. Adoption of SFAS No. 142 will not have a material impact on our results of operations or financial position.

5. LITIGATION

         We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations. See Part II, Item 1, "Legal Proceedings," for disclosure of significant litigation matters.

6. STOCKHOLDERS' EQUITY

         In June 2001, we announced that we had completed two private placements. On June 4, 2001, we entered into an agreement with affiliates of SAFECO Corporation, which invested about $9.5 million in SpectRx before transaction expenses. On June 13, 2001, we entered into an agreement with affiliates of Special Situations Fund, which invested about $2.5 million in SpectRx before transaction expenses. The financings consisted, in total, of sales of about 1.9 million shares of common stock and warrants to purchase 379,127 shares of common stock. Under the terms of the agreements, each share of common stock was sold at a price of $6.319 per share, which represented a discount from the market price of our common stock on the dates these transactions closed. The first transaction, funded on June 4, 2001, involved the private placement of 1.5 million shares of common stock. The second transaction, funded on June 13, 2001, involved the private placement of 395,633 shares of common stock. The combination of these two transactions resulted in proceeds to SpectRx of about $12 million before transaction expenses. The 1,895,633 shares issued in these transactions constituted 22.2% of our common stock outstanding prior to the first private placement transaction. In addition, the purchasers of common stock also received warrants to purchase an aggregate of 379,127 shares of common stock for $9.8874 per share. These warrants expire on the fifth anniversary of their issuance date. The warrants are valued at $1.7 million and are included in additional paid-in capital in the accompanying balance sheet. On August 30, 2001, the common stockholders of SpectRx, excluding the shares held by SAFECO and Special Situations Fund, approved these transactions.

         In October 2001, Abbott invested an additional $1 million in SpectRx common stock, acquiring 126,199 shares at $7.92 per share, which is subject to SpectRx maintaining certain rights to sublicense technology to Abbott. The purchase was associated with a milestone under a program to commercialize our continuous glucose monitoring technology for people with diabetes. The purchase raises Abbott's common stock ownership in SpectRx to approximately 5.9%.

         On September 19, 2001, we announced that our Board of Directors had approved a stock repurchase program for up to $1 million of our common stock. As of September 30, 2001, we had purchased 5,800 shares of common stock at an average price of $5.59 per share.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

         We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of an amendment to our agreement with Abbott. Dividends are accrued on the preferred stock at a rate of 6% per year and total $78,750 for the third quarter of 2001, $236,000 for the nine months ended September 30, 2001 and $565,000 since issuance. The related dividends are included in redeemable convertible preferred stock in the accompanying balance sheets.

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

         - access to sufficient debt or equity capital to meet our operating and financial needs;

         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of products developed by us; and

         - other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2000, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

         The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.


OVERVIEW

         We were incorporated on October 27, 1992, and since that date we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of our products. We have entered into collaborative arrangements with Respironics, Inc. for our infant jaundice product, with Welch Allyn, Inc. for our cancer detection product, with Abbott Laboratories for our glucose monitoring products, and with Roche Diagnostics for our diabetes detection product. In December 1996, we sublicensed specified technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At September 30, 2001, as a result of subsequent financings, our interest in FluorRx was 43%.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2001, we had an accumulated deficit of about $37.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through 2001 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         Although we have historically received the majority of our revenues from development milestone payments, the majority of our revenues and profits in the future are expected to be derived from royalties and manufacturing profits that we will receive from Abbott, Roche and Respironics resulting from sales of the products for which we have collaborative arrangements with each of these companies. The royalties and manufacturing profits that we expect to receive from each of our collaborative partners depend on sales of these products. We and our collaborative partners may not be able to sell sufficient volumes of our products to generate substantial royalties and manufacturing profits for us.

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


QUARTER OVERVIEW

         In August 2001, our stockholders approved previously announced private placements of common stock with institutional investors. The private placements resulted in gross proceeds to the company of approximately $12 million. Approximately 66% of eligible shares were represented at the special stockholders meeting, of which 99% of eligible shares voted for the transaction.

         The purchasers of the common stock were entities affiliated with SAFECO Asset Management and Special Situations Fund III, L.P. The proceeds of the sales will be used for research, development, clinical trials, regulatory efforts, sales and marketing activities, working capital and other general corporate purposes.

         In September 2001, we announced that Abbott Laboratories had given Development Program Notice to proceed with commercialization of our continuous glucose monitoring product. As part of that notice, Abbott was to purchase an additional $2 million in SpectRx common stock in satisfaction of its milestone payment to us. We agreed to a postponement of $1 million due for this milestone. We expect this payment before the end of 2002 upon the occurrence of certain events. The $1 million common stock purchase increased Abbott's common stock ownership in SpectRx to approximately 5.9%. The transaction was completed in October 2001. Both the second $1 million payment and a portion of the first payment are subject to our ability to maintain our rights to sublicense to Abbott certain technology that was licensed by Altea to us. We and Altea are currently in arbitration regarding various issues related to this license agreement.


         As part of the agreement to move forward with commercialization, Abbott granted rights to SpectRx to independently develop a single-use application of the glucose monitoring technology. Also, we and Abbott modified the terms related to the shares of convertible redeemable preferred stock held by Abbott to reduce the amount eligible for redemption by $1 million of the original $5.25 million.


         In September 2001, our Board of Directors approved a stock repurchase program for up to $1 million of our common stock. These purchases may be commenced or suspended at any time without prior notice depending on business or market conditions and other factors. As of October 31, 2001, we had approximately 10.5 million shares outstanding. As of September 30, 2001 we had purchased 5,800 shares on the open market at an average price of $5.64 per share.

         In October 2001, we announced that we had received a grant of $338,000 from the U.S. Centers for Disease Control and Prevention, or CDC, to expand research on our continuous glucose monitor. The grant raises the total amount of CDC funding for the project to just under $1 million. The grant is used to adapt our technology to monitor glucose levels of children and aging populations with diabetes.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

         General. Net loss available to common stockholders decreased to $1.6 million during the three months ended September 30, 2001 as compared to $2.4 million during the same period in 2000 due to a decrease in expenses, primarily as a result of Abbott funding our continuous glucose monitoring product research during the third quarter in 2001 and a decrease in legal fees. We expect net losses to continue.

         Revenue. We have historically received the majority of our revenue from development milestone payments from one or more of our strategic partners. We began shipping our infant jaundice product, the BiliChek(TM) to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the first quarter of 1999. In March 2000, we shipped the first Accu-Check(TM) D-Tector(TM) units, which have been used in clinical trials. Product revenue increased to $570,000 for the quarter ended September 30, 2001 from $529,000 for the same period in 2000. Product revenue is higher for the 2001 quarter than for the comparable period in 2000, due to the increase in revenues from our BiliChek products. We did achieve a milestone in September, 2001 in our continuous glucose monitoring program from our collaborative partner, Abbott. Abbott had the right, as part of an agreement, to pay this milestone by purchasing common stock, which it elected to do, so there was not revenue recognition due to this milestone.

         Cost of Sales. Cost of sales decreased to $410,000 for the three months ended September 30, 2001 from $499,000 during the same period in 2000. This decrease is due to excess capacity production charges, which were lower for this period than in 2000, and less excess capacity, partially offset by cost of sales increases directly related to increased product revenue.

         Research and Development Expenses. Research and development expenses decreased to $781,000 for the three months ended September 30, 2001 compared to $1.4 million for the same period in 2000. The decrease in research and development expenses was primarily due to Abbott's reimbursement of expenses associated with our continuous glucose monitoring product. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for our products.

         Sales and Marketing Expenses. Sales and marketing expenses increased to $337,000 during the three months ended September 30, 2001 from $239,000 during the same period in 2000, due mainly to increased marketing research on current and potential products. Marketing expenses are expected to increase in the future as BiliChek sales expand geographically.

         General and Administrative Expenses. General and administrative expenses decreased to $675,000 during the three months ended September 30, 2001 compared to the $900,000 incurred during the same period in 2000. The decrease is primarily due to decreased legal fees. General and administrative expenses are expected to increase in the future.

         Net Interest and Other Income. Net interest and other income decreased to $106,000 during the three months ended September 30, 2001 from $138,000 during the same period in 2000. This decrease is due to much lower interest rates on higher cash balances for the 2001 quarter versus the 2000 quarter.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

         General. Net loss available to common stockholders decreased to $5.4 million during the nine months ended September 30, 2001 as compared to $6.4 million during the same period in 2000 primarily due to Abbott's reimbursement of expenses associated with our continuous glucose monitoring technology.

         Revenue. We have historically received the majority of our revenue from development milestone payments from one or more of our strategic partners. We began shipping the BiliChek to distributors outside of the United States and Canada during the quarter ended June 30, 1998, and were able to ship in the United States after FDA approval was received at the end of the first quarter of 1999. In March 2000, we shipped the first Accu-Check D-Tector units, which have been used in clinical trials. Product revenue increased to $1.7 million for the nine months ended September 30, 2001 from $1.6 million for the same period in 2000. Product revenue increased for the nine months of 2001 from the comparable period of 2000 even though we did not have any 2001 revenues from our Accu-Check D-Tector units which were used in clinical trials and totaled $225,000 in 2000. There were increases in BiliChek sales, transdermal sales and licensing revenue. Collaborative agreements revenue, which is event-based rather than sales-based, decreased to $100,000 during the nine months ended September 30, 2001 from $749,000 during the same period in 2000. The milestones accomplished in the first nine months of 2000 were on our continuous glucose monitoring device, a smaller milestone received on our Bilirubin device, and a milestone received on our Accu-Check D-Tector device.

         Cost of Sales. Cost of sales remained relatively constant at $1.4 million for the nine months ended September 30, 2001 and for the same period in 2000. While the cost of sales increased in direct relationship to the increase in the BiliCheck product line sales, it was offset by the decrease in cost of goods related to sales of Accu-Check D-Tector units to Roche in 2000.

         Research and Development Expenses. Research and development expenses decreased to $3.0 million for the nine months ended September 30, 2001 compared to $4.6 million for the same period in 2000. The research and development expenses primarily relate to research in glucose monitoring and cancer detection, including costs to conduct clinical trials, salaries, consulting and contracted research for our developmental products. Expenditures decreased mainly due to the reimbursement from Abbott for expenditures relating to our continuous glucose monitoring product.

         Sales and Marketing Expenses. Sales and marketing expenses remained relatively constant at $700,000 during the nine months ended September 30, 2001 compared to the same period in 2000.

         General and Administrative Expenses. General and administrative expenses remained relatively constant at $2.1 million during the nine months ended September 30, 2001 and the same period in 2000.

         Net Interest and Other Income. Net interest and other income decreased to $184,000 during the nine months ended September 30, 2001 from $329,000 during the same period in 2000. This decrease is due to much lower interest rates on higher balances for the 2001 period versus the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through September 30, 2001, we received approximately $48.0 million in proceeds from sales of our debt and equity securities. At September 30, 2001, we had cash of approximately $9.5 million and working capital of approximately $9.7 million. We completed an initial public offering of our common stock on July 7, 1997, which resulted in net proceeds received by us, before expenses related to the transaction, of approximately $14.0 million. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of amendment to our agreement with Abbott. We issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million. We issued common stock and warrants in two private placements in June 2001, which resulted in net proceeds of approximately $11.2 million. We issued common stock to Abbott in September 2001 in a private placement, which resulted in gross proceeds of $1 million, as discussed above. See "Quarter Overview."

         Our major cash flows in the nine months ended September 30, 2001 consisted of cash out-flow of $5.3 million from operations and $61,000 in additions to property and equipment, and cash inflow of $11.3 million from sales of our common stock.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE FOR SEVERAL YEARS.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $37.4 million at September 30, 2001.

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

         We have been issued, or have rights to, 36 U.S. patents (including these under license). In addition, we have filed for, or have rights to, 35 U.S. patents (including those under license) that are still pending. One or more of the patents we hold directly or licensed from third parties, including those for the disposable components to be used with our glucose monitoring and infant jaundice products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

         Although we have historically received the majority of our revenue from development milestone payments, the revenues that we expect to receive from each of our collaborative partners in the future depend primarily on sales of our products, most of which are still in development. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with our collaborative partners, may not be able to sell sufficient volumes of our products to generate substantial profits for us. In addition, our profit margins on some of our products are not likely to increase over time because the royalty rates and manufacturing profit rates on those products are predetermined. The majority of our revenues and profits are expected to be derived from royalties and manufacturing profits that we will receive from Abbott, Roche and Respironics resulting from sales of the products we are developing with each of these companies. Another significant portion of our revenues and profits are expected to be derived from the sale of cervical cancer detection products and we would share with Welch Allyn in the revenues generated from sales of these products to distributors and end users.

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

OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. We have relatively limited experience in marketing or selling medical device products and only have a five person marketing and sales staff. In order to successfully continue to market and sell our infant jaundice product outside the United States and Canada, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell this product. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party for the marketing and sale of our infant jaundice product outside the United States and Canada, any revenues we would receive from this product will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche for any revenues to be received from our glucose monitoring and diabetes detection products. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

WE ARE CONTROLLED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 23% of our outstanding common stock as of September 30, 2001. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

         On December 11, 2000, Altea and Non-Invasive Monitoring filed a new Demand for Arbitration of certain disputes arising under the licensing agreement with us. Altea and Non-Invasive Monitoring sought to require us to engage in future agreements with Altea for joint development, to obtain assignment of additional patents, to have us held liable for specified actions by a subcontractor and to receive a finding that commercialization has not occurred. Subsequently, we filed a Motion to Dismiss or Limit Issues for Arbitration. On March 13, 2001, the panel issued an order dismissing the issue regarding commercialization as premature because the alleged deadline for commercialization had not yet occurred. Almost four months later, on August 2, 2001, the Panel issued an order setting the date for the arbitration hearing in early 2002. The Panel further stated that as of December 31, 2002, the Panel will consider the commercialization issue, although additional discovery may be required in early 2002. We believe that Altea's claims are without merit but intend to abide by the decision of this second arbitration panel as to the proper scope of our duty to assign future intellectual property rights under the license agreement and to participate in a joint development program.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 3, 2001, we sold 126,199 shares of our common stock to Abbott Laboratories for gross proceeds of $1 million. These sales were made in reliance upon the exemption contained in Section 4(2) from the registration provisions of the Securities Act of 1933 in reliance upon the representations of the purchaser.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 30, 2001, we held a special meeting of stockholders to approve the sale of securities to entities associated with SAFECO Corporation and Special Situations Fund, which in total exceeded 20% of the common stock outstanding prior to the transaction.

         The results of the votes were to approve the transaction; 99.8% of the votes cast eligible to vote on the transaction, voting for the approval. The total shares voted was 6,879,762, which was 66% of the shares outstanding. Of those shares voted, 4,984,129 were eligible to vote on the transactions. These eligible shares were voted as follows:

                           Voting for                         4,974,837
                           Voting against                         9,292
                           Abstained                                  0
                                                              ---------
                                                              4,984,129


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.3*             Amendment dated September 4, 2001 to the Research &
                  Development License Agreement between Abbott Laboratories and
                  SpectRx (dated October 10, 1996)

----------------
* Confidential treatment requested for portions of this agreement.

      (b) Reports on Form 8-K

         The registrant filed a Form 8-K on September 7, 2001 announcing under
Item 5 the amendment of the collaborative agreement between SpectRx and Abbott Laboratories, as well as the results of a special stockholders meeting.

         The registrant also filed a Form 8-K on September 20, 2001 announcing under Item 5 that its Board of Directors had approved a stock repurchase program for up to $1.0 million of our common stock.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

                                  SPECTRX, INC.


Date: November 14, 2001      By: /S/ THOMAS H. MULLER, JR.
                           ----------------------------------------------------
                           Thomas H. Muller, Jr.
                           Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal
                           Financial and Accounting Officer)


                                  EXHIBIT INDEX

The exhibits listed below are filed herewith.

EXHIBIT
  NO.             DESCRIPTION
--------          -----------
10.3*             Amendment dated September 4, 2001 to the Research &
                  Development License Agreement between Abbott Laboratories and
                  SpectRx (dated October 10, 1996)

--------
* Confidential treatment requested for portions of this agreement.
