Form 10-K
period 2001-12-31
SPECTRX INC
filed 2002-04-01
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2001.

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58 million as of February 28, 2002, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date by the Nasdaq National Market.

         As of February 28, 2002, the Registrant had outstanding 11,201,951 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE.

         Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders -- Items 10, 11, 12 and 13.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         We are a medical technology company developing and providing products for the diabetes and non-invasive diagnostics markets. We use our leading-edge technologies to provide:

         - minimally invasive blood sampling procedures for the monitoring of glucose levels in people with diabetes;
         -        innovative insulin delivery products; and
         - painless, non-invasive alternatives to blood and tissue sampling procedures, primarily for detection of various topical cancers and infant jaundice.

         Our technology has historically been based upon biophotonic technology. Biophotonic technology is the use of light and other forms of energy to access the human body to diagnose and monitor disease. In addition, we have recently expanded our technology to include innovative methods of delivering insulin to people with diabetes with our acquisition of Sterling Medivations, Inc. in December 2001. We now have two areas of focus: diabetes management products and non-invasive diagnostic products.

         Within our diabetes management business, we are developing products that measure glucose levels more conveniently and more often than similarly used products currently sold by our competitors. Additionally, our insulin delivery products in development are designed to deliver insulin more comfortably and effectively than competing products.

         In our non-invasive diagnostic business, we market a product that we developed that provides a non-invasive alternative to the conventional blood test for detecting and monitoring infant jaundice. We are also developing products that we believe will provide less invasive and painless alternatives to products that are currently available for cancer detection. We believe the products in these areas can improve patient well-being and reduce healthcare costs since they reduce or eliminate pain, are convenient to use and provide rapid results at the point of care.

         Significant portions of our activities have been done in collaboration with other, larger companies. We have relied on these collaborative partners for a significant amount of funding for product development. In some cases, we will rely on these collaborative partners to distribute and market the products we are developing.

OUR BUSINESS STRATEGY

         We exist to provide innovative medical products that improve the quality of life. Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and grows stockholder value. To achieve this mission, we are pursuing the following business strategy:

         - Focus on Current Programs. We intend to focus our business activities on our current products and near term product introductions to maximize stockholder value. We plan to introduce in the third quarter of 2002 a line of new products in the insulin delivery marketplace. We will also continue to work to advance our products under development towards commercialization. We intend to implement this strategy by:

                  - finalizing production ramp-up of our first series of insulin delivery products;

                  -        expanding our sales and marketing activities;

                  - leveraging the expertise of our collaborative partners;

                  - seeking clearance for our products where necessary from the United States Food and Drug Administration, or FDA;

                  - focusing and streamlining our internal product development capabilities; and

                  - continuing our development of a distribution channel for our diabetes management products, which we began by establishing relationships with distributors and original equipment manufacturers in various segments of the insulin delivery product market. These channels will serve our insulin infusion product offerings that we will initially introduce, as well as future product offerings in this area.

         - Develop Additional Products. We need to ensure a future product pipeline. We intend to leverage our proprietary technologies to develop additional products from our current products and our other product development activities. We believe that our development activities in diabetes management and cancer detection have significant promise for additional product offerings. The interstitial fluid sampling technology we have developed in this area may be applicable for monitoring compounds other than glucose and that our insulin delivery products may be used to deliver other drugs or compounds. We also believe that the technology used in the cancer detection products we are developing can be used for the detection of other cancers.

         - Address Large Market Opportunities. We believe that large market opportunities exist for products using our proprietary technologies. We intend to address these opportunities by selectively developing future products that incorporate a disposable component and qualify for third-party reimbursement.

         - Collaborate with Market Leaders. We have established collaborative arrangements with Abbott Laboratories, Respironics, Inc., Welch Allyn, Inc. and Roche Diagnostics BMC to develop and commercialize many of our products. We may seek to establish strategic relationships with other leading companies for the development, commercialization and introduction of additional products, if it is the best path to commercialization for those products.

INDUSTRY OVERVIEWS

DIABETES MANAGEMENT

Background

         Diabetes is a major health care problem and, according to recent estimates by the World Health Organization, the number of people with diabetes will grow from 140 million to 300 million people worldwide over the next 25 years. If undiagnosed or untreated, diabetes can lead to severe medical complications over time, including blindness, loss of kidney function, nerve degeneration, and cardiovascular disease. Diabetes is the sixth leading cause of death by disease in the United States and is estimated to cost the U.S. economy over $130 billion annually, including indirect costs such as lost productivity.

         Diabetes occurs when the body does not produce sufficient levels of, or cannot effectively use, insulin, a hormone that regulates the body's use of glucose. Glucose levels in the blood must be within a specific concentration range to ensure proper health. Insulin deficiency results in an abnormally high blood glucose concentration, which causes detectable changes in some proteins throughout the body, impairs the ability of cells to intake glucose and has other adverse effects. There are two types of diabetes. Type I diabetes is generally characterized as juvenile-onset and results in insulin dependency. In Type I diabetes, which affects from 5% to 10% of all people with diagnosed diabetes, the cells that make insulin have been damaged or destroyed. Type I diabetes is treated with daily insulin injections. Type II diabetes is the more prevalent form of diabetes and is generally characterized as adult-onset; it does not necessarily result in insulin dependency. In Type II diabetes, the insulin producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose-using tissues such as skeletal muscle, a condition called insulin resistance. Type II diabetes is initially managed with proper diet, exercise and oral medication, although it can eventually require injection of insulin.

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

          In June 1993, the National Institutes of Health announced the results of the Diabetes Control and Complications Trial. This long-term study of about 1,400 people with Type I diabetes confirmed the importance of glucose control as a determinant of long-term risk of degenerative complications. The data from the trial demonstrated that the risk of degenerative complications is significantly reduced if blood glucose concentrations in people with Type I diabetes can be brought closer to the concentrations measured in individuals without diabetes. For example, the trial demonstrated that the risk of complications of diabetic retinopathy, the leading cause of blindness in the United States, could be reduced up to 76% through proper glucose control. The trial panel recommended that people with Type I diabetes measure their blood glucose four times per day in order to maintain proper control over their glucose levels. Although the study involved people with Type I diabetes only, similar Japanese and United Kingdom studies on people with Type II diabetes support the conclusion of the Diabetes Control and Complications Trial that maintaining low average glucose levels reduces the risks of complications associated with diabetes.

         Because glucose monitoring is an important part of every day life for people diagnosed with diabetes, the worldwide personal glucose monitoring market is substantial. Abbott and we believe that the worldwide market for glucose monitoring products at manufacturers' price levels is about $3.7 billion annually and is growing at about 12%-18% per year. We believe that the market for personal glucose monitoring products is driven by four main factors:

         -        an aging population;

         - the realization that tight glucose control dramatically reduces the risk of complications;

         - the availability of third-party reimbursement in developed nations; and

         - the promotion and increased availability of glucose monitoring products.

         It is estimated that people with diabetes currently monitor their glucose on average less than twice a day, instead of four times a day as recommended by the Diabetes Control and Complications Trial. We believe that the pain, inconvenience and cost associated with conventional finger stick blood glucose monitoring systems, as described below, are the primary reasons that most people with diabetes fail to comply with this recommendation. We believe that greater awareness of the benefit of frequent self-monitoring and the availability of less painful, more convenient monitoring products could significantly increase the global market.

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

Our Glucose Monitoring Products

         We are developing glucose monitoring products that will allow people with diabetes to easily and accurately measure their glucose levels. These products use our proprietary interstitial fluid sampling technology. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on our research, as well as independent research, have shown that interstitial fluid glucose levels correlate closely with blood glucose levels. We believe that using interstitial fluid to measure glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma before it can be measured to obtain an accurate result.

         Our glucose monitoring products use our microporation technology to collect a sample of interstitial fluid. We create micropores by directing a laser on the outer layer of the skin. We believe the creation of micropores will not damage adjacent tissue or penetrate deeply enough to reach the capillary bed or nerve layer below the outer layer of skin. The interstitial fluid sample obtained from the micropore may be measured once in a single-use application, or a stream of interstitial fluid may be repeatedly measured for a continuous monitoring application. Products using both sampling methodologies are intended to measure the glucose concentration of the interstitial fluid using disposable technology. Because our glucose monitoring products are designed to obtain a sample of interstitial fluid through the outermost layers of the skin and do not require a blood sample, their use does not significantly stimulate pain sensors and capillaries found in the deeper layers of skin. These products are expected to be free of the pain and blood involved in conventional finger stick or alternate site techniques.

          The primary focus of our collaboration with Abbott is currently on the continuous monitoring product, and we are independently developing the single-use application.

Continuous Glucose Monitoring Product

          During the course of research and development of our single-use glucose monitoring product, we discovered a technique in 1998 which allows for continuous monitoring of glucose. By applying a constant state of low-level vacuum to an array of micropores, a stream of interstitial fluid is produced. This stream of interstitial fluid may be passed over a sensor, which measures the glucose concentration, periodically providing the patient with readings. Feasibility data we generated in 1998 indicates that an array of micropores may be kept viable for up to three days. A second feasibility study showed that the concentration of glucose in the interstitial fluid continued to correlate to the concentration of glucose in the blood during a three-day period.

         The product concept of the continuous glucose monitoring product consists of a disposable patch electronically connected to a small meter. The patch would be placed over an array of four micropores created on the surface of the skin. This array could be placed in a number of locations, but the current concept would have it placed on the torso. The patch would be designed to eliminate spent interstitial fluid. The meter would be worn on a belt or hidden under clothing. The system would automatically collect a new glucose reading periodically, which would be recorded by the meter and presented on its display unit. The stored information could be downloaded for analysis. The meter could also indicate if the current reading is higher or lower than any previous reading, showing a trend. The meter would also be capable of giving an alarm for high or low glucose levels. For convenience, the umbilical attaching the meter to the patch would be detachable so that the patient may bathe or engage in other activities, then reattach the umbilical and resume monitoring the stream of interstitial fluid.

          In October 1996, we entered into a collaborative arrangement with Abbott for the development and commercialization of our glucose monitoring products. We granted Abbott an exclusive worldwide license for our single-use glucose monitoring product and other related glucose monitoring devices in all countries except Singapore and the Netherlands, where the license is non-exclusive. As part of the agreement, Abbott agreed to pay all costs associated with a joint research and development program, to make specified milestone payments to us and to pay us a royalty based on net sales. Abbott was also to be responsible for conducting clinical trials, obtaining regulatory approval and manufacturing, marketing, distributing, and selling the products covered by the arrangement. In addition, we issued 500,000 shares of series C preferred stock in 1996 to Abbott, which converted into 357,143 shares of common stock upon our initial public offering. From 1996 through August 1998, Abbott reimbursed us for development costs associated with the program.

           In November 1999, Abbott and we entered into an amendment of the collaborative arrangement. The primary focus of the amendment was to include the continuous glucose monitoring research, development and commercialization effort with our agreement. It also included potential manufacturing by us and other potential collaborations with Abbott. In addition, we issued redeemable, convertible preferred stock to Abbott for $5,250,000 in connection with the signing of the amendment.

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

         In April 2001, Abbott assumed financial responsibility for development costs of the continuous glucose monitor. Previously, Abbott and we had shared in the costs. As a result, Abbott reimburses us for development costs associated with the continuous glucose monitoring program.

         In September 2001, we further amended our agreement with Abbott and announced we were to receive a $1,000,000 milestone payment from Abbott in the form of a purchase of common stock in connection with a Program Development Notice. The amendment provided for Abbott to move forward with commercialization of the continuous monitoring product and to grant rights back to us to independently develop the single use application of the technology. Abbott also agreed to reduce the amount eligible for redemption by $1,000,000 of the original $5,250,000 in convertible redeemable preferred stock.

           In October 2001, we announced receipt of a third grant of $338,000 from the U.S. Centers for Disease Control and Prevention. We have now received nearly $1.0 million in funding to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes.

         Our research and development is focused on the integration of our microporation, fluid management and glucose assay technology into a product. We expect product development to be followed by clinical trials and a regulatory submission. Under our collaborative arrangement with Abbott, we are jointly responsible for research for the continuous glucose monitoring product. If Abbott wishes to commercialize the product, then they will be responsible for further product development and obtaining all regulatory approvals. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, Abbott retains a significant degree of discretion regarding the timing of these activities for which it has responsibility and the amount and quality of financial, personnel and other resources that it devotes to these activities. Accordingly, we cannot be sure that these events will occur.

Single-use Glucose Monitoring Product

         Our single-use glucose monitoring product is expected to be comprised of a small, hand held, battery-powered monitoring device and a proprietary, disposable cartridge. The monitoring device will be placed on the skin, and a laser or other suitable energy source mounted in the housing will be used to create micropores. We anticipate that the device will have a proprietary mechanism that will cause the interstitial fluid to flow out of the micropores and into the disposable cartridge. When the cartridge is full and the interstitial fluid has been analyzed, the results will appear on a display.

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

         As described above, our collaborative agreement with Abbott was amended in November 1999 and in September 2001, and we are currently working independently of Abbott to develop the single use application of our interstitial fluid sampling technology.

Insulin Delivery Market

         Of the estimated 100 million people with diabetes worldwide, including 16 million in the U.S., approximately 5-10% have Type I diabetes. Of the remaining people with diabetes, about 35% use insulin periodically to manage their condition. It is estimated that between 2.5 to 3.0 million individuals with Type II diabetes in the U.S. use insulin on a regular basis.

         Currently, the most common means of insulin delivery are syringe, insulin pen and insulin pump. Approximately 92% of the people who use insulin in the U.S. use the syringe, 6% use the pen and 2% use the pump. Variances in the cost of supplies and varying degrees of insulin dependency affect the worldwide market for each of these products, which we believe is about $500 million for syringes, growing at 5% per year, $250 million for insulin pens and pre-filled syringes, growing at 30% per year, and $500 million for pumps, which includes $300 million for devices and $200 million for disposable components and is growing at 25% per year.

         Infusion sets attach to the insulin pump and transport the insulin through tubing to a catheter that is inserted under the skin, where it is absorbed into the tissue. Infusion sets are generally used for about three days and discarded. A new infusion set is inserted under the skin at a different location and attached to the pump to continue treatment for another three days. We estimate the insulin pump infusion set market at about $200,000,000 annually in the U.S. Consumers generally purchase infusion sets from the pump manufacturer, distributors or durable medical equipment sellers. The average insulin pump user consumes about $1,300 annually in disposable supplies.

Our Insulin Delivery Products

         On December 31, 2001, we began to enter the insulin delivery market with the acquisition of Sterling Medivations. Sterling Medivations, a start-up medical device company, has developed a line of FDA-cleared insulin delivery products. Sterling Medivations was acquired by the merger of a newly formed, wholly-owned subsidiary of SpectRx with and into Sterling Medivations. As a result of the merger and following adjustments to the shares initially issued, we issued approximately 610,000 shares of our common stock to former stockholders of Sterling Medivations. We also agreed to assume the existing stock option plan of Sterling Medivations, and if all assumed stock options were exercised, we would be required to issue approximately 22,000 additional shares of our common stock to former holders of options to purchase Sterling Medivations common stock. The number of shares issued or reserved in connection with the merger is subject to further adjustment. Up to an aggregate of approximately 1.2 million additional shares of our common stock could be issued to former stockholders or reserved for issuance to former option holders of Sterling Medivations, if the products developed by Sterling Medivations meet specified financial goals. The closing sales price for a share of our common stock on December 31, 2001 was $6.90, which, based on the shares of our common stock issued or reserved for issuance in connection with the merger, initially values the transaction at approximately $4.3 million.

         The products under development we acquired in the merger include insulin pump infusion sets, an insulin pen and other ancillary insulin delivery products. Since the acquisition, we have received FDA clearance for two additional products, bringing to 19 the number of acquired products with U.S. regulatory approval.

         We expect to begin marketing the first of these products in the third quarter of 2002, followed by additional product launches in coming years. The initial products will be insulin pump infusion sets, trademarked Simple Choice. Our Simple Choice insulin pump infusion sets are designed to compete with existing infusion sets. Our product contains innovations and additional features, which we believe consumers will prefer over their existing insulin infusion sets. The features and benefits of our product include its:

         -        compatibility with all major insulin pump brands;
         - 360 degree rotating hub for increased comfort through better flexibility and movement;
         -        tapered catheter for easier insertion;
         -        newly designed connection mechanism for quick removal; and
         -        improved needle tip for less painful insertion.

         Our first insulin pump infusion set product is expected to be the Simple Choice Easy. This product is a 30-degree insertion infusion set designed to work with all major brands of insulin pumps on the market today. Our second insulin pump infusion set product is expected to be the Simple Choice Quick. This product is a 90-degree insertion infusion set designed to work with all major brands of insulin pumps. The "Quick" will also feature a 360-degree rotating hub, which will allow the wearer more freedom of movement and greater flexibility.

         Another product in the Simple Choice product line is an insulin infusion patch. The patch is designed with microneedle technology to reduce pain and improve comfort over existing infusion sets. The microneedles in the patch penetrate the skin about 2.5 mm, as compared to up to 9 mm for conventional infusion sets.

         In addition to insulin sets, the Simple Choice product line is expected to include insulin pens, reservoirs and insertion devices. Initially, we expect to sell our products through distributors and durable medical equipment sellers. We also ultimately plan to make our products more widely available than infusion sets available from other manufacturers by expanding our distribution channels, which will provide our customers with easier access to our products.

NON-INVASIVE DIAGNOSTICS BUSINESS

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

The Infant Jaundice Detection and Monitoring Market

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

Our Non-Invasive Infant Jaundice Detection and Monitoring Product (Point-of-Care Bilirubin Testing)

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

         The design of the BiliChek consists of a hand-held, battery-operated instrument, which sits in a compact charger base when not in use. This instrument incorporates a microspectrometer to collect biophotonic information from the skin as well as a proprietary, disposable calibration element, trademarked the BiliCal. After calibration, the instrument is applied to the skin of the infant to produce a measurable value of bilirubin, which generally takes less than one minute. During this time the bilirubin level is measured by collecting the light reflected from the skin and analyzing it using a proprietary algorithm that adjusts for interfering factors such as skin color and gestational age.

         In 1998, we received ISO 9001/EN 46001 certification and were granted the right to use the CE mark. This certification and mark, which demonstrates compliance with specified standards of quality, allowed us to begin selling the BiliCheck in Europe. In April 1998, we began selling BiliCheck units to international distributors. The BiliCheck is currently being marketed in more than 60 countries worldwide. In March 1999, the BiliChek received clearance from the FDA for Respironics to market the product in the U.S., which began after Respironics obtained the initial FDA clearance. In 2001, we sold 375 BiliChek units to Respironics for sales in the United States and Canada, which was 47% of total BiliChek shipments. Also in 2001, we sold 67,000 BiliCal units to Respironics and 336,000 BiliCal units to distributors outside the United States and Canada.

          In November 2000, the BiliChek was approved for third-party reimbursement in the U.S. under CPT code 88400. In March 2001, the FDA granted clearance for expanded claims for use of the BiliChek, including use during and after phototherapy in response to Respironics' initial premarket notification submission filed in January 2000. In 2001, after the FDA granted clearance for expanded phototherapy claims for use of BiliChek, Respironics began to implement a number of activities to increase the marketing effort for the BiliChek in the U.S.

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

         We believe the major market opportunities related to cervical cancer are in screening and diagnosis. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the U.S. has declined dramatically, due mainly to the increased use of the Pap smear screening test. However the Pap smear screening test may produce ambiguous or unreliable results. It has a wide variation in sensitivity, or the ability to detect the disease (11% to 99%), and specificity, or the ability to exclude false positives (14% to 97%), according to an analysis of Pap test accuracy published in the American Journal of Epidemiology, Vol. 141, No. 7, 1995. About 55 million Pap tests are given annually in the U.S. The average price of a Pap test in the U.S. is $26. New technologies improving the sensitivity and specificity of Pap smear screening have recently been introduced and are finding acceptance in the market place.

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

Our Non-invasive Cervical Cancer Product

         We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The intended design is expected to identify cancers and precancers painlessly, non-invasively and at the point-of-care by shining light onto the cervix, then analyzing the light reflected or emanating from the cervix. The information presented by the reflected light will be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, is intended to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. Our product, in addition to detecting the structural changes attributed to cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, the cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a disposable single-use calibration and alignment component.

         During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population consisted of 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 patients included in this study, 20 had high-grade precancers, 36 had low-grade precancers, 146 had benign lesions and 116 had normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

            In 2001, a study published in the Journal of Lower Genital Tract Disease reported that prototypes of our non-invasive cervical cancer detection device detected 25% more incidences of disease than Pap tests. The study of 111 women, conducted at two U.S. sites, also showed that the performance of the prototypes was not affected by age, history of childbirth or previous cervical surgical history and generated results across an age range of 18 to 73 years old. The data from the examinations of the patients in the study using our prototypes and Pap tests were compared to colposcopy and biopsy results. The results showed that our devices were able to distinguish low-grade and high-grade precancers as well as their locations on the cervix. Of the 111 patients included in the study, 19 had high-grade precancer, 30 had low-grade precancer, 34 had other diseases or scar tissue and 28 were considered normal.

         We continue to work on the development of prototypes for our cervical cancer detection product. If we are successful in developing a product, we would then conduct the pivotal clinical trials and make required regulatory submissions. Unexpected problems, however, may arise during the development and regulatory approval processes. In addition, we will seek regulatory approvals for our cervical cancer detection product.

         The market for cervical cancer screening is currently dominated by lab-based cytological screening of samples obtained from patients. The market for primary screening is dominated by Cytyc, Inc., which announced recently an agreement to merge with Digene, Inc., which markets another method of cervical cancer screening, HPV (Human Papilloma Virus) detection. We have conducted several marketing research programs related to the cervical cancer market and the impact of the growth of the lab-based cytological screening products. We are continually reviewing the impact of the changing competitive landscape on our cancer detection technology. Our evaluation of these market conditions will determine the pace of our product development. The expenditure of substantial resources for development of this product will require that we demonstrate clinical and commercial effectiveness wherein we are able to change current medical practice behavior and capture substantial market share. Accordingly, we cannot be sure that these events will occur.

Our Skin Cancer Detection Product

         While our current collaborative agreement with Welch Allyn specifically focuses on the development of a cervical cancer detection product, the agreement also retains rights for Welch Allyn to expand the relationship with us to develop and commercialize a skin cancer detection product, should we determine through research efforts that such an application of the technology is feasible. To date, we have not undertaken any substantial research and development efforts with respect to this product.

COLLABORATIVE ARRANGEMENTS

         Our business strategy for the development and commercialization of our products depends, to a significant degree, on our ability to enter into and maintain collaborative arrangements with leading medical device companies. We currently have collaborative arrangements with Abbott, Respironics, Welch Allyn and Roche. We are, to varying degrees, dependent upon our collaborative partners for funding or providing the development, clinical testing, regulatory approval, manufacturing, and commercialization of our products.

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

         As part of the first agreement, Abbott made a $3 million equity investment in us in 1996 by purchasing 500,000 shares of series C preferred stock, which converted into 357,143 shares of common stock at our initial public offering. Abbott later purchased our common stock in the open market and currently owns 5.9% of our outstanding common stock. In connection with the November 1999 amendment, Abbott purchased $5.25 million of redeemable, convertible preferred stock from us, which is convertible into our common stock. In September 2001, Abbott and we entered into another amendment to focus on the continuous glucose monitoring product and to modify the terms of the redeemable, convertible preferred stock to reduce the amount eligible for redemption by $1,000,000 of the original $5,250,000. Because the remaining shares of preferred stock are still redeemable and convertible, they are classified as mezzanine level security debt on our balance sheet. If the redeemable preferred stock is tendered for conversion, we may redeem the shares, at our option. The shares of preferred stock, together with any accrued but unpaid dividends, are convertible into common stock at the greater of $9.39 per share or the average of the closing sales price for the 30 trading day period that begins on the 15th day prior to our receipt of a conversion notice. The preferred stock automatically converts on December 31, 2004 at the then conversion rate. The shares are mandatorily redeemable, except for 100,000 shares, at $10 per share, plus accrued but unpaid dividends, beginning on December 31, 2002, if we receive a written notice from the holders of at least a majority of the shares of preferred stock on or before the later of September 30, 2002 or 60 days subsequent to the date that we give notice to the holders of the preferred stock of Abbott's right to redeem the shares. This notice may not be given prior to June 1, 2002. If this written election to be mandatorily redeemed is made, one-half less 100,000 shares of the preferred stock are to be mandatorily redeemed on December 31, 2002, and the remaining one-half on or prior to January 31, 2004, if we achieve a revenue goal of $20 million during the year 2003. If we do not achieve this goal, then of the shares of preferred stock outstanding, one-half must be redeemed prior to January 31, 2004, and the balance by December 31, 2004. If converted, Abbott would own 10.4% of our outstanding stock, based upon shares outstanding on December 31, 2001.

         Under the agreement with Abbott as amended, our current focus of research and development activity with Abbott is on the continuous monitoring application. After satisfactory demonstration of sample extraction and measurement of glucose in interstitial fluid using the continuous process, and if Abbott wishes to commercialize the product, it is responsible for further product development and obtaining all required regulatory approvals. After obtaining these regulatory approvals, Abbott is required to diligently pursue the sales of the products but is not prohibited from marketing competing products. If Abbott elects not to commercialize the product, the agreement may be terminated by either party. Abbott has a fixed period from the date of notice to us of their intention to commercialize the product in which to complete commercialization and begin shipment of products. If commercialization has not been completed within the permitted time, we may terminate the agreement.

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

Welch Allyn

          In December 1998, we entered into a Development and Commercialization Agreement with Welch Allyn for noninvasive cervical and skin cancer diagnostic products. Under the terms of the current agreement, we jointly share in the development costs for the products and also will jointly share in the revenue produced by the products, if those products are developed to commercialization. We can also receive milestone payments under the agreement. The agreement anticipates that both Welch Allyn and we would manufacture portions of any commercialized products and would collaborate in sales and marketing. Both we and Welch Allyn are prohibited from pursuing development of devices utilizing the technology covered by the agreement with another party while the collaboration remains in effect. The agreement specifically focuses on the development of a cervical cancer detection product. Should we determine through research efforts that an application of the technology for the detection of skin cancer is feasible, the agreement retains rights for Welch Allyn to expand the relationship with us to develop and commercialize a skin cancer detection product. In December 1999, we completed the requirements for the feasibility phase of the cervical cancer detection product, which triggered a milestone payment of $700,000. There were no milestone payments earned in 2000 or in 2001.

         As a result of changes in the cervical cancer screening market, including an increasing dominance by Cytyc of the cytological lab-based screening market and its announced merger with Digene, another large player in this marketplace, we and Welch Allyn commissioned several marketing research studies in 2001. These studies were designed to evaluate market acceptance of a point-of-care, non-invasive test under various positioning strategies. We are doing additional market research in 2002. We and Welch Allyn have been reviewing the results of these research studies and discussing various approaches to product development, market positioning and the continued feasibility of developing this product together. Pending the results of this market research and our discussions with Welch Allyn, we will review our development and commercialization activities with respect to our cervical cancer detection product as well as our relationship with Welch Allyn.

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

         We entered into a collaborative arrangement with Roche to develop and commercialize our non-invasive diabetes detection product, trademarked the Accu-Check D-Tector. Although the performance of this product has been shown to be comparable to that of blood-based screening tests currently in use, we expect no revenue from this product in the foreseeable future because we tentatively agreed with Roche to postpone its market introduction due to rising costs associated with the development process. We are in the process of finalizing an amendment to our agreement with Roche pending a determination of the feasibility of continuing development for diabetes detection product. We do not know when, if ever, we will commercialize this product.

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

Altea Technologies, Inc.

         In March 1996, we entered into a license and joint development agreement among us, Altea and Non-Invasive Monitoring Company, Inc, also referred to as NIMCO. Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. Both Altea and Non-Invasive Monitoring are jointly controlled by Jonathan Eppstein, formerly our vice president, and his sister. This agreement also covers one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea, for the first year subject to both parties' approval. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. Future inventions in some areas made by us or Altea based on newly developed technology related to the licensed technology could be included within the agreement.

         We are obligated to pay royalties to Non-Invasive Monitoring for products using its technology and to Altea for products using its technology, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea. See note 8 of the notes to consolidated financial statements. If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference.

         We and Altea and Non-Invasive Monitoring have arbitrated specified claims under these agreements as discussed in "Item 3. Legal Proceedings." In December 2001, we and Altea reached a settlement related to our most recent arbitration, which amended the agreement with Altea and provided several changes to the obligations of both parties. Under the settlement, we both agreed to a process to agree on what is joint technology covered by the agreement, to end the inclusion of future intellectual property into joint technology, to eliminate any test for commercialization other than ordinary due diligence and to modify the scope of royalty payments. As part of the settlement, we agreed to pay minimum royalties due in 2002 through 2004 in advance during 2002, in exchange for a reduction in minimum royalties in future years.

         The term of the agreement is for the life of the patents covered by the agreement. The agreement may be terminated by any party in the event of a default by any other party that is not cured within 90 days of notice to the defaulting party. We may terminate the agreement upon not less than three months prior notice to Altea and Non-Invasive Monitoring if given before it has commercialized the technology and upon not less than six months prior notice to each party if given after commercialization has begun. Except in the case of termination of the agreement by us for breach, upon termination all jointly owned technology developed prior to the execution of the amended agreement becomes the exclusive property of Altea, except the Non-Invasive Monitoring patents. If the agreement is terminated by us for breach, all rights to the monitoring technology in the countries in which we have retained our exclusive rights become our exclusive property, each party retains non-exclusive rights to the monitoring technology in other countries, and Altea retains all rights to the delivery technology. If we lose our rights to the monitoring technology for failure to commercialize but not due to breach, Altea and Non-Invasive Monitoring, after their reacquisition of rights from us, will pay a royalty to us according to a formula to reflect each party's relative investment.

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

Joseph Lakowicz, Ph.D.

         We have a license agreement with Joseph Lakowicz, Ph.D. Under this agreement, Dr. Lakowicz has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use, and sell medical products that incorporate Dr. Lakowicz's intellectual property related to lifetime fluorescence technology. The intellectual property consists of a portfolio of granted patents, patent applications and foreign filings in the area of lifetime fluorescence technology. We have agreed to pay a royalty to Dr. Lakowicz on net sales of these products manufactured and sold. We are obligated to pay specified minimum royalty payments to Dr. Lakowicz, so long as the agreement stays in force. See note 8 of the notes to consolidated financial statements. We have sublicensed some parts of this intellectual property related to invasive blood tests to our affiliate, FluorRx, Inc. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed.

RESEARCH, DEVELOPMENT AND ENGINEERING

         To date, we have been engaged primarily in the research, development and testing of our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. While we have not historically done research and development in the area of insulin delivery, we acquired Sterling Medivations, which has been developing a variety of insulin delivery products. Since inception to December 31, 2001, we incurred about $27.3 million in research and development expenses, net of about $10.4 million, which was reimbursed through collaborative arrangements. Research and development costs were about $5.2 million in 1999, $5.8 million in 2000, and $3.8 million in 2001. Four distinct groups conduct research, development and engineering. One group consists of engineers and support personnel who design optics, electronics, mechanical components and software for the infant jaundice, diabetes detection, continuous glucose monitoring and non-invasive cervical cancer detection products. A second group consists of scientists and engineers who devote their time to the development of microporation technology for the monitoring of glucose and other compounds. The third group consists of scientists and engineers focused on the development of cancer detection products. The fourth group consists of engineers developing insulin delivery products. In addition, our subsidiary, Sterling

Medivations, has a development and production agreement with Facet Technologies, Inc., which provides production engineering services, and it also has a supply agreement with Facet Technologies.

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

         To date, only prototypes of our glucose monitoring, cancer detection and some insulin delivery products have been tested. Because our research and clinical development programs are at an early stage and market research is still being conducted, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our glucose monitoring and cancer detection products are produced. Our Simple Choice line of insulin delivery products is at various stages of development. While significant progress has been made in development and engineering, considerable additional effort and expense will be required for commercialization to occur and for products still in the development pipeline to become ready for commercial introduction.

MANUFACTURING

         We plan to manufacture some of our products and to outsource the production of other, high volume products and associated disposables. To date, our manufacturing activities have consisted of building prototype devices, developing production infrastructure and building production versions of our BiliChek and BiliCal products. We have little experience manufacturing products in the volumes that would be necessary for us to achieve significant commercial sales. Currently, we employ 17 individuals to accomplish the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. In 1998, we announced that we had received ISO 9001/EN46001 and CE mark certification. These approvals enabled us to begin production of our BiliCheck and BiliCal products and to begin shipment of these products into markets for which we have received regulatory clearance.

SALES, MARKETING AND DISTRIBUTION

         We have developed and currently manage a distribution system for our BiliChek product line. In addition, we expect to develop, manage and service distribution channels for our insulin delivery products. We have elected to focus much of the sales and distribution of our current and developing products through our collaborative partners. We believe that by aligning with larger, more established partners in specific market segments, we can use our partners' already developed strengths to more effectively and quickly penetrate the market place.

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

         Respironics has the exclusive right to market and sell our infant jaundice product in the United States and Canada. Abbott has the exclusive right to market and sell our glucose monitoring products in all countries except Singapore and the Netherlands, where the license is non-exclusive. Roche has the exclusive worldwide right to market and sell our diabetes detection product, if developed.

PATENTS

         We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea for a U.S. patent and an international patent related to this device, and have licensed this granted patent and these patent applications to Abbott under our collaborative arrangements. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product, and we have licensed this proprietary technology to Roche under our collaborative arrangement. We have a license agreement with M.D. Anderson that gives us access to one patent related to our infant jaundice product, and we have applied for two patents related to this product. We have licensed the one patent and two patent applications to Respironics under our collaborative arrangement with that company. In addition, we licensed from Dr. Joseph Lakowicz several granted patents and patent applications related to fluorescence spectroscopy that we intend to use in our research and development efforts. We gained access to several patent applications and one granted European patent related to insulin delivery when we acquired Sterling Medivations on December 31, 2001.

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

COMPETITION

         The medical device industry in general, and the markets for insulin delivery, glucose monitoring and cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of insulin delivery systems, personal glucose monitors, diabetes detection tests, and infant jaundice and cancer detection products.

         A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.) are currently marketing traditional single-use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Furthermore, a number of companies have developed products for alternate site glucose monitoring, including Amira, Johnson & Johnson, Therasense and our collaborative partner, Abbott. Some competitors to our continuous glucose monitoring product, including Cygnus and MiniMed, have developed products and have received some form of FDA clearance. Accordingly, competition in this area is expected to increase.

         There is also competition in the diabetes detection and infant jaundice markets. The existing blood test providers, companies that produce blood tests and other technologies that could replace blood testing will compete with us for a share of the markets in which we introduce products.

         Competition in cancer detection is also intense. Current screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection, such as Thin-Prep from Cytyc and Human Papilloma Virus testing from Digene, have introduced other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection. If we develop a cervical cancer detection product, we will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage. In addition to existing external competitors, our partner, Welch Allyn, is currently a competitor in the colposcopy market.

     The competition in the insulin delivery business includes existing manufacturers of insulin meters, which utilize insulin delivery infusion sets that will compete with our products. The U.S. market for insulin pumps is dominated by MiniMed, a subsidiary or Medtronic, Inc. In addition, there are companies that produce and market insulin delivery pens, syringes and other devices which will compete with our products.

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

         An application for premarket approval must be submitted if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or for specified Class III devices. The application must contain valid scientific evidence to support the safety and effectiveness of the device, which includes the results of clinical trials, all relevant bench tests, and laboratory and animal studies. The application must also contain a complete description of the device and its components, as well as a detailed description of the methods, facilities and controls used for its manufacture, including, where appropriate, the method of sterilization and its assurance. In addition, the application must include proposed labeling, advertising literature and any required training methods. If human clinical trials of a device are required in connection with an application and the device presents a significant risk, the sponsor of the trial is required to file an application for an investigational device exemption before beginning human clinical trials. Usually, the manufacturer or distributor of the device is the sponsor of the trial. The application must be supported by data, typically including the results of animal and laboratory testing, and a description of how the device will be manufactured. If the application is reviewed and approved by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specified number of investigational sites with a specified number of patients. If the device presents a non-significant risk to the patient, a sponsor may begin clinical trials after obtaining approval for the study by one or more appropriate institutional review boards, but FDA approval for the commencement of the study is not required. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study if the compensation received does not exceed the costs of manufacture, research, development and handling. A supplement for an investigational device exemption must be submitted to and approved by the FDA before a sponsor or an investigator may make a significant change to the investigational plan that may affect the plan's scientific soundness or the rights, safety or welfare of human subjects.

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

         We will rely on our collaborative partners to obtain most United States and foreign regulatory approvals. If they are able to obtain these approvals, we will rely upon our collaborative partners to remain in compliance with ongoing United States and foreign regulatory restrictions. We will also be responsible for obtaining and maintaining regulatory approvals for some of our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

EMPLOYEES AND CONSULTANTS

         As of December 31, 2001, we had 79 employees and consulting or other contract arrangements with 41 additional persons to provide services to us on a full- or part-time basis. Of the 120 people so employed or engaged by us, 52 are engaged in research and development activities, 13 are engaged in sales and marketing activities, 24 are engaged in clinical testing and regulatory affairs, 17 are engaged in manufacturing and development, and 14 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to integrate the recently acquired operations of Sterling Medivations and launch our Simple Choice product line to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $39.3 million at December 31, 2001.

STERLING MEDIVATIONS HAS AN UNPROVEN BUSINESS THAT IS DIFFERENT FROM OUR FORMER FOCUS ON NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY INTEGRATE STERLING MEDIVATIONS.

           We recently acquired Sterling Medivations, Inc., a start-up medical device company that has developed a portfolio of diabetes products, in December 2001. Sterling Medivations currently has no revenues or significant assets. The Simple Choice product line that we acquired with Sterling Medivations is also significantly different from our existing product line, which focuses on non-invasive and minimally invasive products. Sterling Medivations's future business will depend on our ability to develop various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we or Sterling Medivations will be able to successfully develop or implement these functions.

            We cannot be sure that we will be able to successfully integrate the Sterling Medivations business into our operations without substantial costs, delays or other problems. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. The integration of Sterling Medivations may take longer and be more disruptive to our company than originally anticipated and may result in a significant diversion of management attention and operational and financial resources. We and Sterling Medivations may not be able to realize the benefits that are expected to be realized. Difficulties encountered in the integration process could have an adverse effect on our business, operations and financial condition.

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

        The premarket approval process is more rigorous and lengthier than the clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We have four pre-market notification applications pending for products in our insulin delivery line. We do not have any other premarket notifications or premarket approval applications pending, but we currently believe our cervical cancer detection product and our glucose monitoring products will require submission of applications for premarket approval.

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

         In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain any required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe.

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

SINCE WE WILL RELY SIGNIFICANTLY ON OUR COLLABORATIVE PARTNERS TO OBTAIN AND MAINTAIN OUR REGULATORY APPROVALS, ANY FAILURE OF OUR COLLABORATIVE PARTNERS TO PERFORM COULD HURT OUR OPERATIONS.

         Because they have primary responsibility for regulatory compliance for most of our product lines, the inability or failure of our collaborative partners to comply with the varying regulations, or the imposition of new regulations, would limit our ability to produce and sell many of our products. We will solely rely upon Abbott, Roche and Respironics to obtain United States and international regulatory approvals and clearances for our glucose monitoring, diabetes detection and infant jaundice products. We do not have control over the timing or amount of resources our collaborative partners devote to these activities.

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

         We have been issued, or have rights to, 37 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 55 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or licensed from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

MUCH OF OUR FUTURE REVENUES WILL BE DERIVED FROM SALES OF OUR PRODUCTS BY THIRD PARTIES OVER WHOM WE HAVE LIMITED INFLUENCE, AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

     We expect that most of our near term revenues will come from sales of our new diabetes product line acquired from Sterling Medivations, which has not been launched yet and some of which is still in development, and from continuing sales of our BiliChek product line. In addition, the revenues that we expect to receive from each of our collaborative partners depend primarily on sales of our products, most of which are still in development. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with our collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us. In addition, our profit margins on some of our products are not likely to increase over time because they are subject to predetermined royalty rates and manufacturing profit rates. The majority of our revenues and profits are expected to be derived from sales of the Simple Choice line of products, followed by royalties and manufacturing profits that we will receive from Abbott and Respironics resulting from sales of the products we are developing with each of these companies.

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

BECAUSE OUR PRODUCTS, WHICH USE DIFFERENT TECHNOLOGY OR APPLY TECHNOLOGY IN MORE INNOVATIVE WAYS THAN OTHER MEDICAL DEVICES, ARE OR WILL BE NEW TO THE MARKET, WE MAY NOT BE SUCCESSFUL IN LAUNCHING OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

        Our products are based on new methods of glucose monitoring, diabetes detection, infant jaundice and cervical cancer detection and new methods of insulin delivery. If they do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

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

         Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, insulin delivery, diabetes detection, infant jaundice or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or infant jaundice or otherwise render our products obsolete.

         In addition, one or more of our collaborative partners may, for competitive reasons, reduce their support of their collaborative arrangement with us or support, directly or indirectly, a company or product that competes with our products. This would limit our ability to compete with others.

WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

         We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have only included our BiliChek and BiliCal products, as well as the diabetes detection product on a limited scale. We plan to have our initial product offerings in the insulin delivery area manufactured by a third party. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. We have the right to manufacture certain glucose monitoring products under our agreement with Abbott, and if we and Roche determine to seek approval for and market a diabetes detection product, we will undertake to manufacture these products in significant volumes. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

SINCE WE RELY ON SOLE SOURCE SUPPLIERS FOR SEVERAL OF OUR PRODUCTS, ANY FAILURE OF THOSE SUPPLIERS TO PERFORM WOULD HURT OUR OPERATIONS.

        Several of the components used in our products are available from only one supplier, and substitutes for these components are infeasible or would require substantial modifications to our products. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The microspectrometer and disposable calibration element, components of our infant jaundice product, are each available from only one supplier. For our products which require premarket approval, the inclusion of substitute components could require us to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for our products which qualify for premarket notification, the substitute components must meet our product specifications.

OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. In addition, we will be responsible for marketing our Simple Choice product line. We have relatively limited experience in marketing or selling medical device products and only have a 13 person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott for any revenues to be received from our glucose monitoring product. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

         We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. Any failure of our collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Under our collaborative arrangements with Abbott, Roche, Respironics and Welch Allyn, these collaborative partners will either directly undertake the activities to develop specified products or will fund a substantial portion of the relevant expenditures for the relevant product. The obligations of our collaborative partners to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partners may not continue to fund our expenditures.

         We bear responsibility for all aspects of our Simple Choice product line, which is not being developed with a collaborative partner. In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements through 2002, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

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

WE ARE CONTROLLED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 27% of our outstanding common stock as of December 31, 2001. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

ITEM 2. PROPERTIES

         We lease about 38,000 square feet in Norcross, Georgia, which comprise our administrative, research and development, marketing and production facilities and our planned manufacturing facility. Our lease for the portion of this facility housing the finance department and some of our manufacturing operations expired in December 2001 and is now a month-to-month lease, the portions housing research and development operations expire in June 2002 and March 2003 and the portion housing administration, sales and marketing, engineering and other planned manufacturing operations expires in March 2004.

ITEM 3. LEGAL PROCEEDINGS

         On March 9, 2000, we filed a Demand for Arbitration of disputes arising under our license agreement with Altea, Non-Invasive Monitoring and our former vice president, Jonathan Eppstein, who is also a principal in Altea and Non-Invasive Monitoring. We sought an interpretation of portions of the license agreement relating to our obligation to assign future intellectual property rights and relief and damages for these and other issues. Altea had sent two letters to us purporting to give notice of our material breach of the license agreement for failure to assign specified intellectual property rights to Altea or Non-Invasive Monitoring and to participate in a joint development program and other items. Final arguments were held October 23, 2000 and a decision was entered on November 7, 2000 when the arbitration panel denied the claims for damages by both parties. They also denied the claims by Altea and Non-Invasive Monitoring that we were in breach due to our failure to continue a program of joint development and that we had breached the license and joint development agreement. The panel examined the scope of joint technology under the agreement and held that the two patent applications at issue should be jointly assigned to Altea. The Panel also resolved a dispute over stock options in effect at the time Altea and Non-Invasive Monitoring principal Jonathan Eppstein's employment ended at SpectRx. The panel also denied the claims of both sides for attorney's fees and expenses of arbitration.

         On December 11, 2000, Altea/NIMCO filed a new Demand for Arbitration of certain disputes arising under the licensing agreement with SpectRx. Altea/NIMCO sought a decision requiring SpectRx to jointly assign certain patents and patent applications to Altea, holding SpectRx liable for alleged misconduct by a subcontractor, declaring that SpectRx was required to engage in joint development with Altea, and declaring that SpectRx had not achieved commercialization under the licensing agreement. Near the end of 2001, the parties resolved the dispute by agreeing to amend the licensing agreement and dismiss the arbitration. The amended licensing agreement released and discharged each of the parties from any and all claims of any nature arising before December 30, 2001 of which the parties had knowledge as of December 30, 2001. Although ownership rights in and to a limited number of patents and patent applications remained in dispute following the execution of the amended licensing agreement, the parties subsequently resolved all such disputes informally.

         On August 16, 2000, SpectRx filed a complaint for Declaratory Judgment against Ampersand Medical Corp. ("Ampersand") seeking a declaration that SpectRx has not misappropriated or improperly disclosed any alleged confidential information or alleged trade secrets disclosed to it by Ampersand. Ampersand subsequently filed a counter-suit in Illinois against SpectRx alleging that SpectRx had misappropriated trade secrets belonging to Ampersand. The parties announced that they had agreed to a settlement on February 1, 2002 releasing the parties from all claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the ticker symbol SPRX. The number of record holders of our common stock at February 28, 2002 was 126.

         The high and low last sales prices for the calendar years 2000 and 2001 as reported by the Nasdaq National Market are as follows:

                            2000                           2001
                   ---------------------         -----------------------
                    HIGH             LOW          HIGH             LOW
                   ------          -------       ------          -------
First Quarter      $18.00          $11.875       $10,250         $6.000
Second Quarter     $14.50          $ 9.000       $ 9.210         $5.045
Third Quarter      $10.25          $ 7.625       $ 8.700         $5.100
Fourth Quarter     $10.25          $ 7.315       $ 8.100         $5.650

         We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future.

         In June 2001, we announced that we had completed two private placements. On June 4, 2001, we entered into an agreement with affiliates of SAFECO Corporation, which invested about $9.5 million in SpectRx common stock before transaction expenses. On June 13, 2001, we entered into an agreement with affiliates of Special Situations Fund, which invested about $2.5 million in SpectRx common stock before transaction expenses. The financings consisted, in total, of sales of about 1.9 million shares of common stock and warrants to purchase 379,127 shares of common stock. Under the terms of the agreements, each share of common stock was sold at a price of $6.319 per share. The first transaction, funded on June 4, 2001, involved the private placement of 1.5 million shares of common stock. The second transaction, funded on June 13, 2001, involved the private placement of 395,633 shares of common stock. The combination of these two transactions resulted in gross proceeds to SpectRx of about $12 million before transaction expenses. The 1,895,633 shares issued in these transactions constituted 22.2% of our common stock outstanding prior to the first private placement transaction. In addition, the purchasers of common stock also received warrants to purchase an aggregate of 379,127 shares of common stock for $9.8874 per share. These warrants expire on the fifth anniversary of their issuance date. The warrants are valued at $1.7 million and are included in additional paid-in capital in our balance sheet. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. On August 30, 2001, our common stockholders, excluding the purchasing affiliates of SAFECO and Special Situations Fund, approved these transactions.

         On October 3, 2001, Abbott invested an additional $1 million in SpectRx common stock, acquiring 126,199 shares at $7.92 per share. The purchase was associated with a milestone payment under a program to commercialize our continuous glucose monitoring technology for people with diabetes. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         On September 19, 2001, we announced that our board of directors had approved a stock repurchase program for up to $1 million of our common stock. For the year ended December 31, 2001, we had purchased 6,700 shares of common stock at an average price of $5.66 per share.

         On December 31, 2001, we acquired Sterling Medivations, which survived the merger as our wholly-owned subsidiary. The merger was effected pursuant to an Agreement and Plan of Merger, dated December 31, 2001. In connection with this transaction, we issued an initial 620,249 shares of our common stock, which was determined based upon an agreed upon price of $7.29 per share for purposes of the merger, to former holders of Sterling Medivations' capital stock. In addition, we reserved 22,625 shares of our common stock for future issuance to holders of options to acquire shares of Sterling Medivations common stock, which were converted into options to acquire shares of SpectRx common stock in the transaction. Following the consummation of the merger, the shares we issued and reserved were adjusted based upon certain adjustments to the financial statements of Sterling Medivations, as contemplated by the terms of the Agreement and Plan of Merger. As a result, we currently estimate that the number of shares issued to former holders of Sterling Medivations' capital stock will be reduced to 610,338 shares, and the number of shares reserved for future issuance to holders of options to acquire shares of Sterling Medivations common stock, which were converted into options to acquire shares of SpectRx common stock, will be reduced to 22,024 shares. Each of these share numbers remain subject to further adjustment pursuant to the Agreement and Plan of Merger for a period expected not to exceed six months from December 31, 2001. Up to an additional 1,234,567 shares of common stock could be issued to former stockholders and reserved for option holders of Sterling Medivations, if the product line of Sterling Medivations meets specified financial goals. These securities were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

SPECTRX
(IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)

                                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------
                                                   2001          2000        1999          1998         1997
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
REVENUES                                          $ 2,458      $ 4,968      $ 3,337      $ 1,406      $   901
COST AND EXPENSES:
     COST OF PRODUCT SALES                          2,064        1,732        1,708        1,626            0
     RESEARCH & DEVELOPMENT                         3,842        5,804        5,170        4,234        3,714
     MARKETING                                        846          957          900        1,058          835
     GENERAL & ADMINISTRATIVE                       2,941        3,177        2,222        1,908        2,272
                                                  -------      -------      -------      -------      -------
LOSS FROM OPERATIONS                               (7,235)      (6,702)      (6,663)      (7,420)      (5,920)

NET INTEREST AND OTHER
   INCOME (EXPENSE)                                   269          355          125          783          194
                                                  -------      -------      -------      -------      -------

NET LOSS                                          $(6,966)     $(6,347)     $(6,538)     $(6,637)     $(5,726)

PREFERRED STOCK DIVIDENDS                            (315)        (315)         (14)           0            0
                                                  -------      -------      -------      -------      -------
LOSS AVAILABLE TO COMMON
   SHARE STOCKHOLDERS                             $(7,281)     $(6,662)     $(6,552)     $(6,637)     $(5,726)
                                                  =======      =======      =======      =======      =======
NET LOSS PER SHARE
     BASIC                                        $  (.75)     $  (.79)     $  (.82)     $  (.84)     $ (1.26)
     DILUTED                                         (.75)     $  (.79)     $  (.82)     $  (.84)     $ (1.26)


SHARES USED TO COMPUTE
   NET LOSS PER SHARE
     BASIC                                          9,646        8,429        8,033        7,926        4,528
     DILUTED                                        9,646        8,429        8,033        7,926        4,528

CONSOLIDATED BALANCE SHEET DATA
     TOTAL ASSETS                                  18,325        7,148        7,693        7,654       14,999
     TOTAL LONG TERM
      OBLIGATIONS, INCLUDING
      CONVERTIBLE, REDEEMABLE
      PREFERRED STOCK                               5,250        5,960        5,645            0          752

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those listed under "Risk Factors" and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

         - whether our products in development will prove feasible, safe and effective;
         - whether and when we or our strategic partners will obtain approval from the FDA and corresponding foreign agencies;
         - our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
         - the lack of immediate alternate sources of supply for some critical components of our products;
         -        our patent and intellectual property position;
         - the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
         - the effectiveness and ultimate market acceptance of our products; and
         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of many of our products.

The following discussion should be read in conjunction with our financial statements and related notes included elsewhere in this report.

OVERVIEW

         We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We have entered into collaborative arrangements with Respironics for our infant jaundice product, with Welch Allyn for our cancer detection product, with Abbott for our glucose monitoring products, and with Roche for our diabetes detection product. In December 1996, we sublicensed specified technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At December 31, 2001, as a result of subsequent financings, our interest in FluorRx was 43%. In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc., a company formed for the purpose of developing and marketing insulin delivery products.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2001, we have an accumulated deficit of about $39.3 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2002 as we continue to expend substantial resources to introduce our Simple Choice product line, complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         We expect that most of our near term revenues will come from our sales of our new diabetes product line acquired from Sterling Medivations. In addition, we expect to receive revenues that will be derived from royalties and manufacturing profits that we will receive from Abbott and Respironics resulting from sales of the products for which we have collaborative arrangements with each of these companies. The royalties and manufacturing profits that we expect to receive from each of our collaborative partners depend on sales of these products. We and our collaborative partners may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

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

CRITICAL ACCOUNTING POLICIES

         The material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation are limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

         Currently our policies that could require critical management judgment are in the areas of revenue recognition, allowance for doubtful accounts, accruals of product warranties and inventory valuation.

         - Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or services. We also recognize milestone revenue from our collaborative partners when a milestone has been accomplished or when we and our partner agree that a milestone is earned, which may require management's judgement in the case of a disagreement between us and a collaborative partner.

         - Allowance for Doubtful Accounts: We estimate losses from the inability of our customers or subsidiaries to make required payments, and periodically review the payment history of each of our customers or subsidiaries, as well as their financial condition, and revise our reserves as a result.

         - Accruals of Product Warranties: We recognize a cost for warranty work on each of our products at the time of sale and match actual warranty work against that accrual, as the work is performed. We periodically review the level of warranty accrual and the actual warranty work incurred and adjust these as needed.

         - Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.

RESULTS OF OPERATIONS

Comparison of 2001 and 2000

          General. Loss available to common stockholders increased to about $7.3 million, or ($0.75) per share in 2001 from about $6.7 million, or ($0.79) per share in 2000. The increased loss was due primarily to a $2.6 million decrease in milestone payments received from collaborative partners in 2001 as compared to milestone payments received in 2000. This was offset by an increase in expense reimbursements from our collaborative partners in 2001 as compared to reimbursements in 2000 of about $2.0 million. We expect net losses to continue. If we are unable to attain specific milestones under collaborative agreements, our collaborative partners may not make milestone payments under, or may terminate altogether, the agreements. If this were to happen, future net losses would increase as a result of spending increases necessary to complete research, development and clinical trials of our products, begin sales and marketing efforts and establish manufacturing capabilities, with respect to the products covered by the collaborative agreements. This would delay some of our product development activities. In addition, we expect net losses to continue as we begin sales and marketing efforts and establish marketing capabilities for our Simple Choice product line.

          Revenue and Cost of Product Sales. Total revenues decreased to about $2.5 million in 2001 from about $5.0 million in 2000. The decrease was solely due to a decrease in milestone payments, other than equity purchases, received from collaborative partners, which decreased to $100,000 in 2001 from about $2.7 million in 2000. Product sales increased approximately 6% to $2.4 million in 2001 from about $2.2 million in 2000. Revenues related to the BiliChek product line increased approximately 14% for the year. Cost of product sales did not exceed product revenue for the first time in 2000, and again in 2001, but at a relatively low margin as we are in the early stages of product introduction. Cost of product sales increased to about $2.1 million in 2001 from about $1.7 million in 2000. Cost of product sales was reduced by about $332,000 in 2000 due to an agreement with a collaborative partner to reimburse us for excess capacity. Also in 2001, we took a one time write off of obsolete tooling of about $150,000.

         Research and Development Expenses. Research and development expenses decreased to about $3.8 million in 2001 from about $5.8 million in 2000 primarily due to an increase of about $2.0 million in expense reimbursements from our collaborative partners, particularly reimbursements from Abbott relating to our continuous glucose monitoring product. We expect research and development expenses to increase in the future as we develop products associated with our current products and the Simple Choice insulin delivery products acquired with Sterling Medivations.

         Sales and Marketing. Sales and marketing expenses decreased to about $846,000 in 2001 from about $957,000 in 2000. The decrease in expense was due to a decrease in travel and related expenses incurred in 2000 relating to establishing distribution outlets for our BiliChek product line and a reduction of costs associated with marketing materials for those distribution channels. We expect sales and marketing expenses to increase in the future as we prepare to market and sell our Simple Choice product line acquired from Sterling Medivations.

         General and Administrative Expense. General and administrative expense decreased from about $2.9 million for 2001 from about $3.2 million in 2000. The decrease resulted from more favorable rates on insurance of approximately $50,000, a reduction of allowances on uncollectables due to a much higher percentage of collections on receivables than originally anticipated, and a reduction of legal expenses associated with litigation during 2001 as compared to 2000.

         Net Interest Income and Other Expense. Net interest income and other expense decreased to about $269,000 in 2001 from about $355,000 in 2000. Although we did maintain higher cash balances in 2001 as compared to 2000, the decrease is directly attributed to the reduction in interest rates experienced during 2001.

Comparison of 2000 and 1999

         General. Loss available to common stockholders increased to about $6.7 million, or ($.79) per share, in 2000 from about $6.6 million, or ($.82) per share, in 1999. This increased loss was due primarily to increases in research and development expenses and general and administrative expenses.

         Revenues and Cost of Product Sales. Revenues increased to about $5.0 million in 2000 from about $3.3 million in 1999. The increase was both in revenue from product sales and milestones from collaborative partners. The primary reason product sales increased was that our BiliChek product line grew 29% to about $1.9 million in 2000. Revenue from collaborative agreements, which is generally in the form of milestone payments increased to about $2.7 million in 2000 from about $1.9 million in 1999; $2.5 million of the milestones were received from Abbott for our continuous glucose monitoring program. Cost of product sales were about $1.7 million in 2000, unchanged from $1.7 million in 1999. All cost of sales are related to product sales. Those costs did not exceed sales revenues for the first time in 2000, but at a relatively low margin, because we are in the early stages of product introduction and have excess capacity.

         Research and Development Expenses. Research and development expenses increased to about $5.8 million in 2000 from about $5.2 million in 1999. The increase in research and development expenses was primarily due to increases in employee costs of $816,000, costs of prototype materials of $317,000, temporary help and consulting costs of $237,000, royalty expenses of $279,000, primarily related to the initiatives in continuous glucose monitoring and cancer detection, internal and external clinical costs of $118,000 for our infant jaundice and diabetes detection products. Research and development costs increases were offset by an increase of reimbursements by our collaborative partners of about $1.0 million.

         Sales and marketing expenses. Sales and marketing expenses increased to about $957,000 in 2000 from about $900,000 in 1999. The increase was due primarily to increases in marketing materials of $36,000 and consulting costs for Latin and South America of $26,000.

         General and administrative expenses. General and administrative expenses increased to about $3.2 million in 2000 from about $2.2 million in 1999. The increase in general and administrative expense was due to the increases in legal fees of $700,000, compensation costs of $50,000, recruiting costs of $30,000 and costs of contractual agreements of $130,000. The increase in legal fees is primarily due to expenses incurred for the Altea arbitration and other activities to protect our intellectual property.

         Net interest income and other expense. Net interest and other income increased to about $355,000 for the year ended December 31, 2000 from $125,000 in 1999. This increase results primarily from interest received on higher average cash balances in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of our debt and equity securities and the public sale of our common stock. From October 27, 1992, our date of inception, through December 31, 2001, we received about $48.6 million in net proceeds from sales of our debt and equity securities. At December 31, 2001, we had cash of about $9.5 million and working capital of about $9.3 million. We completed an initial public offering of our common stock on July 7, 1997, which resulted in our receipt of net proceeds of about $13.2 million. In November 1999, we received $2.75 million from our sale of redeemable convertible preferred stock to Abbott in conjunction with an amendment to our agreement with Abbott for research and development of our glucose monitoring technology.

         In January 2000, we received an additional $2.5 million from of our sale of redeemable convertible preferred stock to Abbott, and in February

2000, we received $5.0 million in gross proceeds from the sale of 400,000 shares of our common stock in a private placement transaction.

         In June 2001, we received $12 million from our sales of an aggregate of about 1.9 million shares of common stock and warrants to purchase about 380,000 shares of common stock to affiliates of SAFECO Corporation and Special Situations Fund in private placement transactions.

         In October 2001, we received $1 million from our sales of about 126,000 shares of common stock to Abbott in connection with a milestone under a program to commercialize our continuous glucose monitoring technology for people with diabetes. We also received funds in 2001 from grants related to our development programs. In September 2001, we received a grant of $338,000 from the Centers for Disease Control for our continuous glucose monitoring product, and in July 2001, we received a $130,000 grant from the National Cancer Institute for our cervical cancer product.

         Our major cash flows in 2001 consisted of cash out-flow of $6.4 million from operations, offset by the cash in-flow of $12.1 million of private placement financing net of transaction costs.

         In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We will need additional funds as compared to prior years to implement the introduction of the Simple Choice product line. We believe that our existing capital resources will be sufficient to satisfy our funding requirements through 2002. However, these resources may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring product our cervical cancer product or our full line of diabetes products.

         We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations until the funds are used in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required FDA and foreign regulatory approvals and clearances, beginning and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund our development expenditures or our inability to obtain financing from other sources would have a material adverse effect on our business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires it at all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.

         The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair-value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will not have a material impact on the Company's results of operations or financial position as substantially all of the Company's intangible assets continue to be subject to amortization.

         Additionally, in June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted by 2003 and is not expected to have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which supercedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

         We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To SpectRx, Inc.:

We have audited the accompanying consolidated balance sheets of SPECTRX, INC. (a Delaware corporation) and subsidiary as of December 31, 2000 and 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SpectRx, Inc. and subsidiary as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



/s/  Arthur Andersen LLP

Atlanta, Georgia
February 14, 2002

                          SPECTRX, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 2001

                                 (IN THOUSANDS)

                                                                        2000          2001
                                                                      --------      --------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $  3,609      $  9,458
    Accounts receivable, net of allowance for doubtful
       accounts of $138 and $76 in 2000 and 2001,
       respectively                                                      1,259         1,229
    Inventories                                                            481           437
    Other current assets                                                   377           408
                                                                      --------      --------
              Total current assets                                       5,726        11,532
                                                                      --------      --------

NONCURRENT ASSETS:
    Property and equipment, net                                            894           513
    Intangibles                                                              0         5,723
    Due from related parties                                               528           557
                                                                      --------      --------
              Total noncurrent assets                                    1,422         6,793
                                                                      --------      --------
                                                                      $  7,148      $ 18,325
                                                                      ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $  1,020      $  1,018
    Accrued liabilities                                                  1,262         1,194
                                                                      --------      --------
              Total current liabilities                                  2,282         2,212
                                                                      --------      --------
DEFERRED TAX LIABILITY                                                       0         1,591
                                                                      --------      --------
COLLABORATIVE PARTNER ADVANCE                                              381           381
                                                                      --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                   5,579         4,769
                                                                      --------      --------
STOCKHOLDERS' (DEFICIT) EQUITY:
    Preferred stock, $.001 par value; 5,000 shares
       authorized, 100 shares issued and outstanding as
       preferred stock in 2001, and 525 and 425 shares
       issued and outstanding as redeemable convertible
       preferred stock in 2000 and 2001, respectively                        0         1,125
    Common stock, $.001 par value; 50,000 shares
       authorized, 8,508 and 11,187 shares issued and
       outstanding in 2000 and 2001, respectively                            9            11
    Additional paid-in capital                                          30,927        47,604
    Treasury stock, at cost                                                  0           (38)
    Deferred compensation                                                    0           (19)
    Notes receivable from officers                                         (31)          (31)
    Accumulated deficit                                                (31,999)      (39,280)
                                                                      --------      --------
              Total stockholders' (deficit) equity                      (1,094)        9,372
                                                                      --------      --------
                                                                      $  7,148      $ 18,325
                                                                      ========      ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                          SPECTRX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                1999                2000                2001
                                                                             ---------           ---------           ---------
REVENUES:
  Product sales                                                              $   1,440           $   2,219           $   2,358
  Collaborative agreements                                                       1,897               2,749                 100
                                                                             ---------           ---------           ---------
           Total revenue                                                         3,337               4,968               2,458
                                                                             ---------           ---------           ---------
COSTS AND EXPENSES:
  Cost of product sales                                                          1,708               1,732               2,064
  Research and development                                                       5,170               5,804               3,842
  Sales and marketing                                                              900                 957                 846
  General and administrative                                                     2,222               3,177               2,941
                                                                             ---------           ---------           ---------
                                                                                10,000              11,670               9,693
                                                                             ---------           ---------           ---------
           Operating loss                                                       (6,663)             (6,702)             (7,235)

INTEREST INCOME (EXPENSE), NET                                                     133                 334                 254

OTHER INCOME (EXPENSE), NET                                                         (8)                 21                  15
                                                                             ---------           ---------           ---------
NET LOSS                                                                        (6,538)             (6,347)             (6,966)

PREFERRED STOCK DIVIDENDS                                                          (14)               (315)               (315)
                                                                             ---------           ---------           ---------
LOSS AVAILABLE TO COMMON STOCKHOLDERS                                        $  (6,552)          $  (6,662)          $  (7,281)
                                                                             =========           =========           =========
BASIC AND DILUTED NET LOSS PER SHARE                                         $   (0.82)          $   (0.79)          $   (0.75)
                                                                             =========           =========           =========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                            8,033               8,429               9,646
                                                                             =========           =========           =========

 The accompanying notes are an integral part of these consolidated statements.

                          SPECTRX, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                 (IN THOUSANDS)

                                                                                                NOTES
                                              COMMON STOCK  ADDITIONAL                        RECEIVABLE              STOCKHOLDERS'
                                  PREFERRED  --------------   PAID-IN  TREASURY    DEFERRED      FROM     ACCUMULATED   (DEFICIT)
                                    STOCK    SHARES  AMOUNT   CAPITAL   STOCK    COMPENSATION  OFFICERS     DEFICIT      EQUITY
                                  ---------  ------  ------ ---------- --------  ------------ ----------  ----------- -------------
BALANCE, DECEMBER 31, 1998          $    0    8,014    $ 8    $25,761    $  0        $(134)      $(31)     $(18,785)    $ 6,819

  Exercise of stock options              0       31      0         84       0            0          0             0          84
  Employee stock purchase plan           0       11      0         43       0            0          0             0          43
  Amortization of deferred
    compensation                         0        0      0          0       0           76          0             0          76
  Dividend on preferred stock            0        0      0          0       0            0          0           (14)        (14)
            Net loss                     0        0      0          0       0            0          0        (6,538)     (6,538)
                                    ------   ------    ---    -------    ----        -----       ----      --------     -------
BALANCE, DECEMBER 31, 1999               0    8,056      8     25,888       0          (58)       (31)      (25,337)        470

  Issuance of common stock               0      406      1      4,863       0            0          0             0       4,864
  Exercise of stock options              0       37      0        107       0            0          0             0         107
  Employee stock purchase plan           0        9      0         69       0            0          0             0          69
  Amortization of deferred
    compensation                         0        0      0          0       0           58          0             0          58
  Dividend on preferred stock            0        0      0          0       0            0          0          (315)       (315)
            Net loss                     0        0      0          0       0            0          0        (6,347)     (6,347)
                                    ------   ------    ---    -------    ----        -----       ----      --------     -------
BALANCE, DECEMBER 31, 2000               0    8,508      9     30,927       0            0        (31)      (31,999)     (1,094)

  Issuance of common stock               0    2,668      2     16,598       0            0          0             0      16,600
  Conversion to preferred stock      1,125        0      0          0       0            0          0             0       1,125
  Exercise of stock options              0        6      0          8       0            0          0             0           8
  Employee stock purchase plan           0       12      0         71       0            0          0             0          71
  Treasury stock purchase                0       (7)     0          0     (38)           0          0             0         (38)
  Issuance of stock options              0        0      0          0       0          (19)         0             0         (19)
  Dividend on preferred stock            0        0      0          0       0            0          0          (315)       (315)
            Net loss                     0        0      0          0       0            0          0        (6,966)     (6,966)
                                    ------   ------    ---    -------    ----        -----       ----      --------     -------
BALANCE, DECEMBER 31, 2001          $1,125   11,187    $11    $47,604    $(38)       $ (19)      $(31)     $(39,280)    $ 9,372
                                    ------   ------    ---    -------    ----        -----       ----      --------     -------

 The accompanying notes are an integral part of these consolidated statements.

                          SPECTRX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                 (IN THOUSANDS)

                                                                                        1999              2000               2001
                                                                                     ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $  (6,538)        $  (6,347)        $  (6,966)
  Adjustments to reconcile net loss to net cash used in operating activities excluding the effects of acquisition:
    Depreciation and amortization                                                          374               400               360
    Retirement of property and equipment                                                    38                 0               116
    Amortization of deferred compensation                                                   76                58                 0
    Changes in operating assets and liabilities:
       Accounts receivable                                                                (269)             (307)               30
       Inventories                                                                        (137)               60                44
       Other current assets                                                                (85)             (173)              (11)
       Accounts payable                                                                    234               350               (85)
       Accrued liabilities                                                                 509               414               121
                                                                                     ---------         ---------         ---------
          Total adjustments                                                                740               802               575
                                                                                     ---------         ---------         ---------
          Net cash used in operating activities                                         (5,798)           (5,545)           (6,391)
                                                                                     ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                                   (251)             (440)              (90)
    Acquisition of Sterling Medivations, net of cash and cash equivalents                    0                 0               198
                                                                                     ---------         ---------         ---------
          Net cash provided by investing activities                                       (251)             (440)              108
                                                                                     ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock, net of issuance costs                                        127             4,980            12,199
    Treasury stock purchase                                                                  0                 0               (38)
    Issuance of redeemable convertible preferred stock                                   2,750             2,500                 0
    Due from related parties                                                               (28)              (29)              (29)
    Advance from a collaborative partner                                                   381                 0                 0
                                                                                     ---------         ---------         ---------
          Net cash provided by financing activities                                      3,230             7,451            12,132
                                                                                     ---------         ---------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (2,819)            1,466             5,849

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             4,962             2,143             3,609
                                                                                     ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $   2,143         $   3,609         $   9,458
                                                                                     =========         =========         =========

CASH PAID FOR:
    Interest                                                                         $       2         $       3         $       2
                                                                                     =========         =========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Payment of dividends in the form of preferred stock and redeemable
      convertible preferred stock                                                    $      14         $     315         $     315
                                                                                     =========         =========         =========

    Common stock issued for royalty payments                                         $       0         $      60         $     189
                                                                                     =========         =========         =========

    Common stock issued in acquisition of Sterling Medivations                       $       0         $       0         $   4,229
                                                                                     =========         =========         =========

    Stock options issued in acquisition of Sterling Medivations                      $       0         $       0         $      62
                                                                                     =========         =========         =========

  The accompanying notes are an integral part of these consolidated statements.

                          SPECTRX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

1.       ORGANIZATION AND BACKGROUND

         SpectRx, Inc. and subsidiary (the "Company" or "SpectRx"), each a Delaware corporation, is a medical technology company developing and providing products for the diabetes and noninvasive diagnostic markets. The Company uses its technologies to provide minimally-invasive blood sampling procedures, insulin delivery products and cancer detection products. The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use, and provide rapid results at the point of care, thereby improving patient well-being and reducing health care costs. The Company's products are based upon a variety of proprietary technologies. The Company's infant jaundice product and products in development for glucose monitoring, diabetes screening and cancer detection are based upon its proprietary biophotonic technologies. The technologies employed in its insulin delivery products, including those under development, are designed to deliver insulin to people who have diabetes more comfortably and effectively.

         The Company has entered into collaborative arrangements with Abbott Laboratories ("Abbott"), Roche Diagnostics BMC ("Roche"), Respironics, Inc. ("Respironics"), and Welch Allyn, Inc. ("Welch Allyn") to facilitate the development, commercialization, and introduction of its glucose monitoring, diabetes screening, infant jaundice, and cervical cancer detection products, respectively. On December 31, 2001, the Company acquired all of the outstanding common stock of Sterling Medivations, Inc. ("Sterling") a developer of innovative insulin delivery products for people with diabetes. The Company intends to develop and market its insulin products without a collaborative partner.

         The Company has a limited operating history upon which its prospects can be evaluated. The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 2001, it has an accumulated deficit of about $39.3 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least 2002 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

         A significant portion of the Company's revenues and profits are expected to be derived from royalties and manufacturing profits that it will receive from Abbott and Respironics resulting from sales of the products for which it has collaborative arrangements with each of these companies and from the insulin delivery products developed by its subsidiary, Sterling. The royalties and manufacturing profits that the Company expects to receive from each of its collaborative partners and from Sterling depend on sales of these products. The Company markets the majority of its infant jaundice product directly to distributors. The Company intends to market its insulin delivery products directly to distributors and other customers. The Company and its collaborative partners may not be able to sell sufficient volumes of its products to generate substantial royalties, distribution profits, and manufacturing profits for the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

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

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of SpectRx and its subsidiary, Sterling Medivations. All significant intercompany transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash or cash equivalents.

         INVENTORIES

         Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, 2000 and 2001 (in thousands):

                                                                                           2000            2001
                                                                                          -----           -----
         Raw materials                                                                    $ 380           $ 298
         Work in process                                                                     11              38
         Finished goods                                                                      90             101
                                                                                          -----           -----
                                                                                          $ 481           $ 437
                                                                                          =====           =====

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2000 and 2001 (in thousands):

                                                                                          2000               2001
                                                                                         -------            -------
         Equipment                                                                       $ 2,016            $ 1,953
         Furniture and fixtures                                                              388                394
                                                                                         -------            -------
                                                                                           2,404              2,347
         Less accumulated depreciation                                                     1,510              1,834
                                                                                         -------            -------
         Property and equipment, net                                                     $   894            $   513
                                                                                         =======            =======

         INTANGIBLES

         Intangible assets include the excess of the purchase price of the acquisition over the fair value of net tangible assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                                                               YEARS
                                                                           --------------
         Goodwill                                                          Not applicable
         Patents                                                           13 years
         Noncompete and employment agreements                              18 months

         Goodwill is not subject to amortization but will be subject to a periodic impairment assessment by applying a fair-value based test.

         LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of property and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         PATENT COSTS

         Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $608,000, $550,000, and $445,000 in 1999, 2000, and 2001.

         ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows at December 31, 2000 and 2001 (in thousands):

                                                                                             2000                2001
                                                                                           -------             -------
         Accrued compensation                                                              $   622             $   483
         Accrued royalties                                                                     224                 360
         Other accrued expenses                                                                416                 351
                                                                                           -------             -------
                     Accrued liabilities                                                   $ 1,262             $ 1,194
                                                                                           =======             =======

         REVENUE RECOGNITION

         In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company records revenue from product sales at the time the product is shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenue is recognized only when we have no significant future performance obligation.

         Revenue from collaborative agreements is recorded when milestones have been met. Periodic license fee payments under collaborative agreements related to future performance are deferred and recognized as income when earned.

         In July and September 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue 00-10 requires that all amounts billed to a customer in a sale transaction for shipping an handling be classified as sales and recommends that shipping and handling expenses be classified as cost of sales. The Company implemented EITF Issue 00-10 during 2001. The adoption of EITF Issue 00-10 did not have a material impact on the Company's results of operations or financial position.

         RESEARCH AND DEVELOPMENT

         Research and development expenses consist of non-reimbursed expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties. All research and development costs are expensed as incurred.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The book values of cash, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's collaborative partner advance is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the fair value of the Company's collaborative partner advance was not significantly different than the stated value at December 31, 2000 and 2001.

         COMPREHENSIVE INCOME

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components; however, the Company has no other comprehensive income items as defined in SFAS No. 130.

         DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138," Accounting for Certain Derivative Instruments and Certain hedging Activities--an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date was January 1, 2001. Upon adoption of the three statements, there was no material impact to its results of operations or financial position as the Company has no material derivative instruments.

         NEW ACCOUNTING PRONOUNCEMENTS

         The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.

         The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair-value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will not have a material impact on the Company's results of operations or financial position as substantially all of the Company's intangible assets continue to be subject to amortization.

         Additionally, in June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted by 2003 and is not expected to have a material impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which supercedes both Statement No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on the Company's results of operations or financial position.

         RECLASSIFICATION

         Certain amounts in the December 31, 1999 and 2000 financial statements have been reclassified to conform to the current year presentation.

3.       ACQUISITION

         On December 31, 2001, the Company purchased the outstanding shares of Sterling Medivations. Sterling is a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expands the Company's diabetes business by adding a portfolio of FDA-cleared insulin delivery products, including consumables for the rapidly growing insulin pump market. As a result of the merger, the Company issued 548,056 shares of Company common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,024 shares for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $61,895 plus 62,282 shares related to cash balances following the merger, Sterling stockholders and option holders will be entitled to up to an aggregate of 1,234,567 additional shares of Company common stock in the future if the Sterling product line achieves specified financial goals. In connection with the acquisition of Sterling, the Company entered into employment agreements with four employees for terms expiring June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangibles in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and noncompete agreements. In addition, goodwill and a related deferred tax liability of approximately $1.6 million have been recorded to reflect taxable temporary differences existing at December 31, 2001. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

         The Company's preliminary estimate of the purchase price allocation arising from the acquisition is as follows (in thousands):

         Purchase price                                                $   4,291
         Less:
            Net tangible assets acquired                                   (525)
            Patents                                                      (4,100)
            Noncompete and employment agreements                            (32)
            Deferred compensation                                           (19)
         Plus:
            Deferred tax liability                                        1,591
            Transaction costs of acquisition                                385
                                                                       --------
                     Goodwill                                          $  1,591
                                                                       ========

         The following unaudited pro forma information has been prepared assuming that the acquisition occurred at the beginning of the year of acquisition (2001) and the year immediately preceding (2000). The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations which would have occurred had the acquisition been consummated at the beginning of the respective periods, nor is the information necessarily indicative of the results of operation which may occur in the future operations of the combined entities (in thousands, except loss per share data).

                                                                                      2000                      2001
                                                                                    --------                  --------
        Pro forma revenues                                                          $  4,968                  $  2,458
        Pro forma net loss available to common stockholders                           (7,283)                   (8,424)
        Pro forma net loss per share (basic and diluted)                            $  (0.81)                 $  (0.82)

4.       INVESTMENT IN FLUORRX, INC.

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

         For the year ended December 31, 1997, FluorRx incurred an operating loss of $632,000 which was fully consolidated as the Company represented FluorRx's sole source of financial support and substantially all the capital at risk related to investments and advances from the Company. Beginning with the December 1997 funding and through the August 1998 funding, the Company consolidated the FluorRx losses, but with appropriate allocations to the minority shareholders. FluorRx losses recorded by the Company during fiscal 1998 amounted to $306,000. Effective with the August 1998 funding, the Company began accounting for its investment in FluorRx under the equity method of accounting. In connection with the change in accounting from consolidation to the equity method, the Company adjusted its investment in FluorRx to $0, which resulted in a one-time gain of $635,000. The Company has also suspended recording gains and losses from its investment in FluorRx. Suspended equity (losses) gains amounted to $(342,000), $(367,000) and $94,000 for the years ended December 31,
         1999, 2000 and 2001, respectively. At December 31, 2001, the cumulative suspended equity loss amounted to $1,406,000.

         In 1999, 2000, and 2001, the Company paid certain patent maintenance and minimum royalty costs amounting to $80,000, $226,000, and $235,000, respectively, related to technology owned by the Company and sublicensed to FluorRx. These costs have been expensed as paid.

5.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         On February 23, 2000, the Company completed a private placement of 400,000 shares of common stock. The shares were sold for $12.50 per share resulting in gross proceeds of $5,000,000. The Company incurred issuance costs of $197,000 which is presented as a reduction of proceeds in the accompanying statements of stockholders' equity.

         During the year ended December 31, 2001, the Company issued 25,880 shares of common stock in satisfaction of minimum royalty payments amounting to $189,000 related to the Company's exclusive rights to certain licensed technology.

         In June 2001, the Company completed two private placements. On June 4, 2001, the Company entered into an agreement with an investor, which invested about $9.5 million in SpectRx common stock before transaction expenses. On June 13, 2001, the Company entered into an agreement with another investor, which invested about $2.5 million in SpectRx common stock before transaction expenses. The financings consisted, in total, of sales of approximately 1.9 million shares of common stock and warrants to purchase 379,127 shares of common stock. Under the terms of the agreements, each share of common stock was sold at a price of $6.319 per share. The first transaction, funded on June 4, 2001, involved the private placement of 1.5 million shares of common stock. The second transaction, funded on June 13, 2001, involved the private placement of 395,633 shares of common stock. The combination of these two transactions resulted in net proceeds to SpectRx of approximately $11.2 million after transaction expenses. In addition, the purchasers of common stock also received warrants to purchase an aggregate of 379,127 shares of common stock for $9.8874 per share. These warrants expire on the fifth anniversary of their issuance date. The warrants are valued at approximately $1.7 million and are included in additional paid-in capital in the accompanying consolidated balance sheets.

         In October 2001, the Company issued 126,199 shares of common stock to Abbott for gross proceeds of $1 million. The issuance of shares of common stock was associated with a milestone under a program to commercialize the Company's continuous glucose monitoring technology for people with diabetes.

         PREFERRED STOCK

         In January 1997, the Company authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

         In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or securities at a rate of 6% per annum. During the years ended December 31, 1999, 2000, and 2001, the Company paid dividends in the form of redeemable convertible preferred stock of $14,000, $315,000, and $315,000, respectively.
         The preferred shares, together with any accrued but unpaid dividends, are convertible shares of common stock at a conversion rate equal to the greater of $9.39 per share or the average of the closing sales price for 30 trading days that begin on the 15th trading day prior to the Company's receipt of a conversion notice sent by the holder of such shares. Also, the shares of preferred stock automatically convert into shares of common stock on December 31, 2004 at such conversion rate. The shares of preferred stock are mandatorily redeemable, except with respect to 100,000 shares, by the Company at $10 per share, plus accrued but unpaid dividends, beginning on December 31, 2002, if the Company receives a written notice from the holders of at least a majority of the shares of preferred stock on or before the later of September 30, 2002 or 60 days subsequent to the date that the Company gives notice to the holders of preferred stock of its right to redeem the shares (which notice may not be given prior to June 1, 2002). If this written election to be mandatorily redeemed is made, one-half less 100,000 shares of the shares of preferred stock are to be mandatorily redeemed on December 31, 2002, and the remaining one-half on or prior to January 31, 2004, if the Company achieves a revenue goal of $20 million during the year 2003. If the Company does not achieve this goal, then of such shares of preferred stock outstanding, one-half must be redeemed prior to January 31, 2004, and the balance by December 31, 2004. Additionally, the Company has the option to redeem the shares of any holder at $10 per share, plus accrued and unpaid dividends, after receiving a notice from such holder electing to convert such holder's shares of preferred stock into common stock. The preferred stock also has a liquidation of $10 per share, plus all accrued but unpaid dividends.

         In November 1999, Abbott subscribed to 525,000 shares of Redeemable Convertible Preferred Stock for consideration of $5,250,000 of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

         In September 2001, the Company entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its Redeemable Convertible Preferred Stock plus the related accrued but unpaid dividends.

         TREASURY STOCK

         In September 2001, the Company's board of directors approved a stock repurchase program whereby the Company can purchase up to $1.0 million of its common stock. As of December 31, 2001, the Company has purchased 6,700 shares of common stock at an average price of $5.66 per share.

         STOCK OPTIONS

         In May 1995, the Company adopted the 1995 Stock Plan (the "Plan") (as amended), under which 1,428,572 shares of common stock are authorized and reserved for use in the Plan. During the year ended December 31, 2000, the Company's board of directors amended the Plan by increasing the number of shares authorized and reserved for use in the Plan by 500,000 shares of common stock. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At December 31, 2001, options to purchase 285,063 shares of common stock were available for future grant under the Plan.

         Stock option activity for each of the three years ended December 31, 2001 is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                NUMBER OF             PRICE PER
                                                                                 OPTIONS                SHARE
                                                                                ---------             ---------
         Outstanding, December 31, 1998                                            972,913             $  4.25
            Granted                                                                204,500                7.59
            Exercised                                                              (31,130)               2.65
            Canceled                                                               (31,774)               6.51
                                                                                ----------             -------
         Outstanding, December 31, 1999                                          1,114,509                4.82
            Granted                                                                398,500               11.04
            Exercised                                                              (36,712)               3.05
            Canceled                                                               (46,237)               9.92
                                                                                ----------             -------
          Outstanding, December 31, 2000                                         1,430,060                6.47
            Granted                                                                 63,168                7.12
            Exercised                                                               (5,361)               1.40
            Canceled                                                               (97,500)              10.23
                                                                                ----------             -------
         Outstanding, December 31, 2001                                          1,390,367             $  6.25
                                                                                ==========             =======

         The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2001:

                                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                                  --------------------------------------------          --------------------------
                                                                                     WEIGHTED
                                                                    WEIGHTED          AVERAGE                           WEIGHTED
                                                    NUMBER           AVERAGE        CONTRACTUAL         NUMBER          AVERAGE
         RANGE OF EXERCISE PRICES                 OF SHARES           PRICE            LIFE           OF SHARES          PRICE
         ------------------------                 ---------         --------        -----------       ---------         --------
             $  0.21-$  0.70                        355,003          $  0.55         4.19 years         355,003         $  0.55
             $  2.45-$  4.13                        101,291             2.99         6.02                95,745            2.96
             $  5.13-$  9.00                        643,805             7.58         6.70               532,552            7.53
             $ 10.25-$ 16.50                        290,268            11.37         8.40               129,244           11.42
                                                  ---------                                           ---------
               Total                              1,390,367          $  6.25         6.37             1,112,544         $  5.36
                                                  =========                                           =========

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

         In December 2001, as a result of the acquisition of Sterling Medivations, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.

         The Company has elected to account for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," however, the Company has computed for pro forma disclosure purposes the value of all options granted in each of the three years ended December 31, 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 1999, 2000, and 2001:

                                                                          1999                  2000                   2001
                                                                       ----------            ----------             ----------
         Risk-free interest rate                                       5.09%                 6.05%                  4.60%
         Expected dividend yield                                          0%                    0%                     0%
         Expected lives                                                   4 years               4 years                4 YEARS
         Expected volatility                                             58%                   65%                    63%

         The total values of the options granted during the years ended December 31, 1999, 2000, and 2001 were approximately $749,000, $1,041,000, and
         $115,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported net loss and net loss per share for each of the three years ended December 31, 2000 would have increased by the following pro forma amounts (in thousands, except per share amounts):

                                                                             1999                 2000                 2001
                                                                          --------             --------             --------
         Loss available to common stockholders:
            As reported                                                   $ (6,552)            $ (6,662)            $ (7,281)
            SFAS No. 123 Pro forma                                          (7,315)              (7,704)              (8,384)
         Basic and diluted net loss per share:
            As reported                                                    $ (0.82)             $ (0.79)             $ (0.76)
            SFAS No. 123 Pro forma                                           (0.91)             $ (0.91)             $ (0.87)

         EMPLOYEE STOCK PURCHASE PLAN

         In 1997, the Company adopted an employee stock purchase plan under which the Company may issue up to 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 2001, there were 164,781 shares available for future issuance under this plan.

6.       INCOME TAXES

         The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $36,381,000 available to offset its future income tax liability. The NOL carryforwards begin to expire in 2007. The Company has recorded a valuation shares, together with any accrued but unpaid dividends, are for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years if significant ownership changes have occurred.

         Components of deferred taxes are as follows at December 31, 2000 and 2001 (in thousands):

                                                                                      2000                  2001
                                                                                   ---------             ---------
         Deferred tax assets:
            Net operating loss carryforwards                                       $  11,444             $  13,825
                                                                                   =========             =========

         Deferred tax liabilities:
            Intangible assets                                                      $       0             $   1,591
                                                                                   ---------             ---------
                     Total net deferred tax asset before valuation
                        allowance                                                     11,444                12,234
         Less valuation allowance                                                    (11,444)              (13,825)
                                                                                   ---------             ---------
                     Total net deferred taxes                                      $       0             $  (1,591)
                                                                                   =========             =========

         The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 1999, 2000, and 2001:

                                                                               1999               2000              2001
                                                                               ----               ----              ----
         Statutory federal tax rate                                            (34)%             (34)%              (34)%
         State taxes, net of federal benefit                                    (4)               (4)                (4)
         Nondeductible expenses                                                  2                 2                  2
         Valuation allowance                                                    36                36                 36
                                                                               ---               ---                ---
                                                                                 0 %               0 %                0 %
                                                                               ===               ===                ===

7.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         Future minimum rental payments at December 31, 2001 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

                  2002                                         $253
                  2003                                          158
                  2004                                          123
                  2005                                           24

         Rental expense was $225,000, $360,000, and $333,000 in 1999, 2000, and
         2001, respectively.

         EMPLOYMENT AGREEMENTS

         In connection with the acquisition of Sterling, the Company entered into employment agreements with four employees for terms expiring June 2003. The agreements each provide for severance of not more than $235,000 plus benefits for termination of employment for any reason other than cause. In the event of termination without cause, the salary and benefits are to be paid for a term not to exceed six months.

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

         LEGAL PROCEEDINGS

         In March 2000, the Company filed a Demand for Arbitration of certain disputes arising under its License Agreement with Altea/NIMCO and a former officer-employee of SpectRx who is also a principal in Altea/NIMCO. The Company sought an interpretation of certain portions of the License Agreement relating to the Company's obligation to assign future intellectual property rights and seek relief for these and other issues. The Company also asked for damages related to these and other issues. Altea had sent two letters to the Company purporting to give notice of material breach of the License Agreement for Failure to assign certain intellectual property rights to Altea or NIMCO and to participate in a joint development program and other items. Final arguments were held October 23, 2000 and a decision was entered on November 7, 2000 and the Arbitration panel denied the claims for damages by both parties. The panel also denied the claims by Altea/NIMCO that SpectRx is required to continue a program of Joint Development and all claims that SpectRx has breached the License and Joint Development Agreement. The panel examined the scope of Joint Technology under the Agreement and held that the two patent applications at issue should be jointly assigned to Altea. The Panel also resolved a dispute over stock options in effect at the time Altea/NIMCO principal Jonathan Eppstein's employment ended at SpectRx. The Panel also denied the claims of both sides for attorney's fees and expenses of arbitration.

         In December 2000, Altea/NIMCO filed a new Demand for Arbitration of certain disputes arising under the licensing agreement with SpectRx. Altea/NIMCO sought a decision requiring SpectRx to jointly assign certain patents and patent applications to Altea, holding SpectRx liable for alleged misconduct by a subcontractor, declaring that SpectRx was required to engage in joint development with Altea, and declaring that SpectRx had not achieved commercialization under the licensing agreement. Near the end of 2001, the parties resolved the dispute by agreeing to amend the licensing agreement and dismiss the arbitration. The amended licensing agreement released and discharged each of the parties from any and all claims of any nature arising before December 30, 2001 of which the parties had knowledge as of December 30, 2001. Although ownership rights in and to a limited number of patents and patent applications remained in dispute following the execution of the amended licensing agreement, the parties subsequently resolved all such disputes informally.

         In August 2000, SpectRx filed a complaint for Declaratory Judgment against Ampersand Medical Corp. ("Ampersand") seeking a declaration that SpectRx has not misappropriated or improperly disclosed any alleged confidential information or alleged trade secrets disclosed to it by Ampersand. Ampersand subsequently filed a counter-suit in Illinois against SpectRx alleging that SpectRx had misappropriated trade secrets belonging to Ampersand. The parties announced that they had agreed to a settlement on February 1, 2002, releasing the parties from all claims.

         GRANT

         In October 2000 and September 2001, the Company received grants of $307,000 and $338,000, respectively, from the Center's for Disease Control and Prevention ("CDC") to adapt its glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The funding will be used to conduct clinical studies, research ergonomic issues and to assist in developing a plan for regulatory approval of the technology for children and the elderly. The grant announcement represents a commitment of more than $938,000 in funding to date from the CDC. The Company also received a grant from the National Cancer Institute for $130,000 in July 2001 for the Company's cervical cancer program.

8.       RELATED-PARTY TRANSACTIONS

         In connection with a June 1994 sale of restricted stock, the Company loaned two officers of the Company $48,000, of which $31,000 is outstanding at December 31, 2001. These loans are secured by common stock of the Company held by the officers, bear interest at 6% per annum, and become payable on December 31, 2002. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheets.

         In October 1996, the Company loaned two officers a total of $400,000. The loans are secured by common stock of Laser Atlanta Optics, Inc. ("LAO") and Company shares of common stock. The Company and LAO are related through a common group of shareholders. The loans bear interest at 6.72% per annum and are due and payable in cash in October 2002. However, it is management's intention not to call the notes in 2002. Outstanding balances are reflected as due from related parties in the accompanying consolidated balance sheets.

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

         The Company generally has the option not to make required minimum royalty payments, in which case the Company loses the exclusive license to develop applicable technology. Minimum required payments to maintain exclusive rights to licensed technology are as follows at December 31, 2001 (in thousands):

                  2002                                 $3,310
                  2003                                    710
                  2004                                    310
                  2005                                    310
                  2006                                    510

         During 1999, 2000, and 2001 the Company incurred royalty expenses of $423,000, $813,000, and $1,184,000, respectively.

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

         ABBOTT

         The Abbott Agreement, as amended, requires Abbott to make milestone payments based on progress achieved, to remit royalties to the Company based on net product sales, and to reimburse certain direct expenses incurred by the Company in connection with the development of glucose monitoring products. Reimbursed expenses of $39,000, $827,000, and $2,801,000 for the years ended December 31, 1999, 2000, and 2001, respectively, have been netted with research and development expenses in the accompanying statements of operations.

         In 1997, Abbott purchased $3,000,000 of series C preferred stock and in November 1999, subscribed to $5,250,000 of redeemable convertible preferred stock (Note 5). The Company recorded revenues of $0, $2.5 million, and $0 during 1999, 2000, and 2001, respectively, related to the achievement of certain milestones.

         At December 31, 2001, a receivable from Abbott represented 42% of accounts receivable. The balance due was paid in January 2002.

         WELCH ALLYN

         The Welch Allyn agreement requires Welch Allyn to share equally the operating expenses and cost of capital assets, to make milestone payments based on progress achieved, and to pay the Company a technology access fee. Reimbursed expenses of $524,000, $987,000, and $831,000 for the years ended December 31, 1999, 2000, and 2001, respectively, have been netted with research and development expenses in the accompanying statements of operations. Welch Allyn will have the exclusive rights to manufacture and supply the cervical cancer detection system product with the exception of a certain module. The parties have agreed to enter into a joint venture for purposes of carrying out our commercialization of the cervical product. The Company recorded revenues of $700,000, $0, and $0 during 1999, 2000, and 2001, respectively, related to the achievement of certain milestones.

         ROCHE

         The Roche agreement requires Roche to make milestone payments based on progress achieved and to purchase diabetes screening products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. During 1999, 2000, and 2001, the Company recorded $987,000, $124,000, and $0, respectively, in revenues related to the achievement of certain milestones.

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

         The Company recorded revenues of $200,000, $125,000, and $100,000 in 1999, 2000, and 2001, respectively, related to the achievement of certain milestones. Additionally, Respironics purchased products amounting to $364,000, $479,000, and $726,000 during 1999, 2000, and
         2001, respectively, from the Company.

11.      BUSINESS SEGMENT INFORMATION

         The Company operates in one business segment, the research and development of medical products. The Company had no product sales prior to fiscal year 1998. During fiscal years 1999, 2000, and 2001, total product revenues of $1,440,000, $2,219,000, and $2,358,000, respectively, related primarily to the Company's infant jaundice product. The Company has licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics. The Company distributes the product outside the United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenues attributable to countries based on the location of the customer are as follows (in thousands):

                                                                1999               2000               2001
                                                               ------             ------             ------
         United States and Canada                              $  364             $  837             $1,043
         Europe                                                   566                687                958
         Latin America                                            209                191                112
         Middle East                                              154                 54                 67
         Asia                                                      81                400                144
         Other                                                     66                 50                 34
                                                               ------             ------             ------
                               Total                           $1,440             $2,219             $2,358
                                                               ======             ======             ======

         Because all product revenues are derived from the sale of U.S.-produced product, the Company has no significant long-lived assets located outside the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report on Form 10-K in that the registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the registrant's 2002 Annual Meeting of Stockholders to be held on May 22, 2002, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement is hereby incorporated by reference.

         Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers as of February 28, 2002:

NAME                        AGE                       POSITION
----                        ---                       --------
Mark A. Samuels              43         Chairman, chief executive officer and
                                          director
Keith D. Ignotz              54         President, chief operating officer and
                                          director
Thomas H. Muller, Jr.        60         Executive vice president, chief
                                          financial officer and secretary
Mark L. Faupel               46         Vice president, research & development
Richard L. Fowler            45         Vice president, technology assessment
Robert G. Rothfritz          52         Vice president, operations
Walter J. Pavlicek           55         Vice president, engineering

         Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

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

         Robert G. Rothfritz has served as our vice president of operations since joining us in July 1996. From 1994 to 1996, Mr. Rothfritz was director of manufacturing for Atlantic Envelope Company, a National Service Industries, Inc. division, and from 1993 to 1994, he was a senior manager, manufacturing systems leader for Ethicon EndoSurgery, a Johnson & Johnson division. From 1988 to 1992, Mr. Rothfritz was vice president, operations for the Oral Care Division of Bausch & Lomb, Inc. Mr. Rothfritz earned a B.S. in Mechanical Engineering from Georgia Institute of Technology.

         Walter J. Pavlicek, Ph.D. has served as our vice president of engineering since joining us in July 2000. From 1995 to 2000, Dr. Pavlicek was director of new products for Bayer Diagnostics and from 1991 to 1995, he was an executive, information management for Boehringer Mannheim (since acquired by Roche). From 1980 to 1991, Dr. Pavlicek was member of technical staff-supervisor at Bell Laboratories. Dr. Pavlicek earned a Ph.D. and M.S. from Saint Louis University and a B.S. from the University of San Francisco. All his degrees are in Mathematics.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      The following documents are filed as a part of this Report:

                  1.       CONSOLIDATED FINANCIAL STATEMENTS

                           Report of Independent Public Accountants

                           Consolidated Balance Sheets as of December 31, 2000
                             and 2001

                           Consolidated Statements of Operations for the Years
                             Ended December 31, 1999,2000 and 2001

                           Consolidated Statements of Stockholders' Equity for
                             the Years Ended December 31, 1999, 2000 and 2001

                           Consolidated Statements of Cash Flows for the Years
                             Ended December 31, 1999, 2000 and 2001

                           Notes to Consolidated Financial Statements

                  2.       FINANCIAL STATEMENT SCHEDULE.

                  Schedules are not included in this Annual Report on Form 10-K, as they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                  3.       EXHIBITS

                           Refer to (c) below.

         (B)      REPORTS ON FORM 8-K

                  We were not required to and did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

         (C)      EXHIBITS

                  The exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Spectrx, Inc., file number 0-22179, unless otherwise indicated.


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

 4.2(8)          Form of Common Stock Warrant.

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

10.16B(1)        Amendment of License Agreement, dated November 28, 1995, between Joseph R. Lakowicz, Ph.D. and SpectRx.

10.16C(1)        Second Amendment to License Agreement, dated March 26, 1997, between Joseph R. Lakowicz, Ph.D. and SpectRx.

10.16D(4)        Third Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and SpectRx.

10.16E(4)**      Fourth Amendment to License Agreement, dated November 20, 1998, between Joseph R. Lakowicz, Ph.D. and SpectRx.

 10.17A(1)       License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring
                 Company, Inc., Altea Technologies, Inc. and SpectRx.

10.17B(11)**     Amended and Restated License and Joint Development Agreement, dated December 30, 2001, between Non-Invasive-
                 Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.

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

10.21A(1)*       Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and SpectRx.

10.21B(3)*       Letter Agreement, dated December 22, 1997, between Abbott Laboratories and SpectRx.

10.21C(6)*       Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between
                 Abbott Laboratories and SpectRx.

10.21D(9)*       Fourth Amendment to Research and Development and License Agreement, dated November 30, 1999 between
                 Abbott Laboratories and SpectRx.

10.22A(1)        Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza 85 Business Park
                 and SpectRx, together with amendments 1, 2, 3 and 4 thereto and Tenant Estoppel Certificate, dated
                 September 20, 1994.

10.24(4)*        Development and Commercialization Agreement, dated December 31, 1998, between Welch Allyn, Inc. and SpectRx.

10.25A(5)*       Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.

10.25B(5)*       Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.

10.26(10)        Agreement and Plan of Merger, dated December 31, 2001 by and between SpectRx, Inc., Sterling Medivations, Inc.
                 SM Merge Sub, Inc. and certain shareholders of Sterling Medivations Inc.

23.1(11)         Consent of Arthur Andersen LLP.

24.1             Power of Attorney (included on signature page).

99.1(11)         Quality Assurance Provided by Arthur Andersen LLP

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

(2) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 12, 1997.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 27, 1998.

(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 30, 1999, as amended.

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999, as amended.

(6) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000, as amended.

(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed April 2, 2001.

(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed May 14, 2001.

(9) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(10) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K, as amended, filed January 14, 2002.

(11)     Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2002.

                                       SPECTRX, INC.

                                       By: /s/ MARK A. SAMUELS
                                          -------------------------------------
                                          Mark A. Samuels
                                          Chairman and Chief Executive Officer

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

   DATE                             SIGNATURE                                                 TITLE
   ----                             -------------------------------               --------------------------------------



March 28, 2002                       /s/   Mark A. Samuels                        Chairman, Chief Executive Officer and
                                    -------------------------------               Director (Principal Executive Officer)
                                          Mark A. Samuels



March 28, 2002                       /s/ Thomas H. Muller, Jr.                    Executive Vice President and Chief
                                    -------------------------------               Financial Officer (Principal Financial
                                       Thomas H. Muller, Jr.                      and Accounting Officer)



March 28, 2002                       /s/ Keith D. Ignotz                          President, Chief Operating Officer
                                    -------------------------------               and Director
                                         Keith D. Ignotz




March 28, 2002                       /s/ Charles G. Hadley                        Director
                                    -------------------------------
                                       Charles G. Hadley



                                     /s/ Earl R. Lewis
March 28, 2002                      -------------------------------               Director
                                         Earl R. Lewis



March 28, 2002                       /s/ William E. Zachary                       Director
                                    -------------------------------
                                        William E. Zachary



March 28, 2002                       /s/ Chris Monahan                            Director
                                    -------------------------------
                                          Chris Monahan