Form 10-Q
period 2002-03-31
SPECTRX INC
filed 2002-05-15
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 YES [X] NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of April 30, 2002, was 11,195,251.

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE WE WERE UNABLE TO OBTAIN SUCH A REVIEW FROM OUR CURRENT AUDITOR, ARTHUR ANDERSEN. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS" IN THIS FILING FOR MORE INFORMATION.

                                  SPECTRX, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION .......................................             3

        ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

         CONSOLIDATED BALANCE SHEETS -
                        DECEMBER 31, 2001 AND MARCH 31, 2002 .........             4

         CONSOLIDATED STATEMENTS OF OPERATIONS -
                        THREE MONTHS ENDED MARCH 31, 2001 AND 2002 ...             5

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
                        THREE MONTHS ENDED MARCH 31, 2001 AND 2002 ...             6

              NOTES TO FINANCIAL STATEMENTS ..........................             7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS .............................            11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27


PART II. OTHER INFORMATION ...........................................            28

        ITEM 1.  LEGAL PROCEEDINGS ...................................            28

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................            28

SIGNATURES ...........................................................            29

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

         Arthur Andersen LLP audited our accounts for fiscal 2001. As previously reported, in light of recent business and legal developments affecting the firm, we have not formally selected an independent accountant for fiscal 2002. The audit committee continues to monitor developments at Arthur Andersen and will make a recommendation to the board of directors as to the firm that will be engaged to audit our accounts for fiscal 2002 after further evaluation.

         Arthur Andersen advised us orally that it would not be able to perform its review of our interim financial statements contained in this quarterly report on Form 10-Q, as it would not be able to provide reasonable assurance that there was appropriate continuity of Arthur Andersen personnel to perform the review. In accordance with Release No. 34-45589 under the Securities Exchange Act of 1934, our interim financial statements contained in this quarterly report on Form 10-Q have not been reviewed by an independent public accountant pursuant to Rule 10-01 of Regulation S-X. The interim financial statements will be reviewed by our accountants for fiscal 2002 after they are selected. If in the opinion of the accountants any changes to the interim financial statements are required, we will file an amended report on Form 10-Q in accordance with the release.

                                  SPECTRX, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31,      MARCH 31,
                                                                  2001             2002
                                                                                (UNAUDITED)
                                                               -----------      -----------
                                     ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                $  9,458         $  5,769
        Accounts receivable                                         1,229              869
        Inventory                                                     437              482
        Other current assets                                          408            1,117
                                                                 --------         --------
                          Total Current Assets                     11,532            8,237
                                                                 --------         --------

NON-CURRENT ASSETS
         Property & Equipment,  Net                                   513              461
         Intangibles                                                5,723            5,670
         Due from related parties                                     557              564
                                                                 --------         --------
                          Total Non-Current Assets                  6,793            6,695
                                                                 --------         --------
TOTAL ASSETS                                                     $ 18,325         $ 14,932
                                                                 ========         ========

                       LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Accounts payable                                         $  1,018         $    602
        Accrued liabilities                                         1,194              552
                                                                 --------         --------
                          Total Current Liabilities                 2,212            1,154
                                                                 --------         --------

DEFERRED TAX LIABILITY                                              1,591            1,591
                                                                 --------         --------

COLLABORATIVE PARTNER ADVANCE                                         381              381
                                                                 --------         --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                              4,769            4,833
                                                                 --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock                                             1,125            1,140
        Common stock                                                   11               11
        Additional paid-in-capital                                 47,604           47,633
        Treasury stock                                                (38)             (38)
        Deferred compensation                                         (19)             (13)
        Accumulated deficit                                       (39,280)         (41,729)
        Notes receivable from officers                                (31)             (31)
                                                                 --------         --------
                          Total Stockholders' Equity                9,372            6,973
                                                                 --------         --------

TOTAL LIABILITIES & EQUITY                                       $ 18,325         $ 14,932
                                                                 ========         ========

The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS
                                                     ENDED MARCH 31
                                                  2001             2002
                                                  ----             ----

REVENUE
             Product sales                       $   521         $    552
             Collaborative agreements                100              100
                                                 -------         --------

 TOTAL                                               621              652
                                                 -------         --------


EXPENSES
             Cost of sales                           501              424
             Research & development                1,572            1,453
             Sales & marketing                       177              305
             General & administrative                717              876
                                                 -------         --------
                          Total                    2,967            3,058
                                                 -------         --------

             Operating loss                       (2,346)          (2,406)

OTHER  INCOME                                          0                0

INTEREST INCOME                                       36               36
                                                 -------         --------


NET LOSS                                          (2,310)          (2,370)
    PREFERRED STOCK DIVIDENDS                        (79)             (79)
                                                 -------         --------
    Loss available to common stockholders        ($2,389)        ($ 2,449)
                                                 =======         ========

NET (LOSS) PER SHARE
             BASIC                               ($ 0.28)        ($  0.22)
                                                 =======         ========
             DILUTED                             ($ 0.28)        ($  0.22)
                                                 =======         ========

             WEIGHTED AVERAGE
             COMMON SHARES OUTSTANDING
                   BASIC                           8,512           11,202
                                                 =======         ========
                   DILUTED                         8,512           11,202
                                                 =======         ========

The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             THREE MONTHS
                                                                                                 ENDED
                                                                                                MARCH 31,
                                                                                          2001            2002
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(2,310)        $(2,370)
                                                                                        -------         -------

     Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                                     95             118

           Amortization of deferred compensation                                              0               6
           Changes in assets and liabilities:
                  Accounts receivable                                                       510             360
                  Inventory                                                                 (62)            (45)
                  Other current assets                                                      136            (761)
                  Accounts payable                                                         (197)           (416)
                  Accrued liabilities                                                      (220)           (642)
                                                                                        -------         -------
                     Total adjustments                                                      262          (1,328)
                                                                                        -------         -------

                     Net cash used in operating activities                               (2,048)         (3,705)
                                                                                        -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                    (47)            (13)
                                                                                        -------         -------
                     Net cash used in investing activities                                  (47)            (13)
                                                                                        -------         -------
CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs)                                        78              29
     Issuance of redeemable convertible preferred stock                                       0               0
                                                                                        -------         -------
                     Net cash provided by financing activities                               78              29
                                                                                        -------         -------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                    (2,017)         (3,689)
CASH AND CASH EQUIVALENTS, beginning of period                                            3,609           9,458
                                                                                        -------         -------
CASH AND CASH EQUIVALENTS, end of period                                                $ 1,592         $ 5,769
                                                                                        =======         =======

The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2001 and 2002, and the cash flows for the three months ended March 31, 2001 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

         The results of operations for the three months ended March 31, 2001 and 2002 are not necessarily indicative of the results for a full fiscal year.

2. FLUORRX

         In December 1996, we sublicensed certain technology to and acquired a 64.8% interest in FluorRx, Inc., a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. Our interest in FluorRx is represented by two seats on the board of directors and 129,000 shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998 and April 1999, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000 and $300,000, respectively. The issuance of additional preferred stock reduced our ownership (on an as converted basis) to 43%. Effective with the August 1998 funding, we began accounting for our investment in FluorRx under the equity method of accounting. In connection therewith, we began suspending the equity losses from our investment in FluorRx. The accompanying statement of operations for the three months ended March 31, 2002 excludes $20,521 in income, which represents our 43% equity in the income of FluorRx. Cumulative suspended equity losses as of March 31, 2002 amounted to $1,385,362.

3. STERLING MEDIVATIONS

         On December 31, 2001, we purchased the outstanding shares of Sterling Medivations, Inc. Sterling Medivations is a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling Medivations expands our diabetes business by adding a portfolio of FDA-cleared insulin delivery products, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued 548,056 shares of Company common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,086 shares for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159, plus 63,337 shares related to cash balances following the merger. Sterling stockholders and option holders will also be entitled to up to an aggregate of 1,234,567 additional shares of Company common stock in the future if the Sterling Medivations product line achieves specified financial goals. In connection with the acquisition of Sterling Medivations, we entered into employment agreements with four employees for terms expiring June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangibles in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. In addition, goodwill and a related deferred tax liability of approximately $1.6 million have been recorded to reflect taxable temporary differences existing at December 31, 2001. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

4.  COMPREHENSIVE INCOME

         We currently have no other comprehensive income items as defined by Statement of Financial Accounting Standards ("SFAS") No. 130.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

         The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, when adopted.

         The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It provides that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair-value based test. We adopted SFAS No. 142 on January 1, 2002, which did not have a material impact on our results of operations or financial position.

6. LITIGATION

         We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations. See Part II, Item 1, "Legal Proceedings," for disclosure of significant litigation matters.

7. STOCKHOLDERS' EQUITY

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

         In October 2001, Abbott invested an additional $1 million in SpectRx common stock, acquiring 126,199 shares at $7.92 per share, which is subject to SpectRx maintaining certain rights to sublicense technology to Abbott. The purchase was associated with a milestone under a program to commercialize our continuous glucose monitoring technology for people with diabetes. The purchase raised Abbott's common stock ownership in SpectRx and is approximately 5.9%, as of March 31, 2002.

         On September 19, 2001, we announced that our board of directors had approved a stock repurchase program for up to $1 million of our common stock. As of March 31, 2002, we had purchased 6,700 shares of common stock at an average price of $5.66 per share.

8. PREFERRED STOCK

         In January 1997, the Company authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

         In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of an amendment to our agreement with Abbott, of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

         In September 2001, we entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued dividends. Dividends are accrued on the redeemable convertible preferred stock at a rate of 6% per year and total $63,750 for the first quarter of 2002, and $582,500 since issuance. The related dividends are included in redeemable convertible preferred stock in the accompanying balance sheets. The preferred shares, together with any accrued but unpaid dividends, are convertible into shares of common stock at a conversion rate equal to the greater of $9.39 per share or the average of the closing sales price for 30 trading days that begin on the 15th trading day prior to our receipt of a conversion notice sent by the holder of such shares. Also, the shares of preferred stock automatically convert into shares of common stock on December 31, 2004 at such conversion rate. The shares of preferred stock are mandatorily redeemable, except with respect to 100,000 shares, by us at $10 per share, plus accrued but unpaid dividends, beginning on December 31, 2002, if we receive a written notice from the holders of at least a majority of the shares of preferred stock on or before the later of September 30, 2002 or 60 days subsequent to the date that we give notice to the holders of preferred stock of our right to redeem the shares (which notice may not be given prior to June 1, 2002). If this written election to be mandatorily redeemed is made, one-half less 100,000 shares of the shares of preferred stock are to be mandatorily redeemed on December 31, 2002, and the remaining one-half on or prior to January 31, 2004, if we achieve a revenue goal of $20 million during the year 2003. If we do not achieve this goal, then of such shares of preferred stock outstanding, one-half must be redeemed prior to January 31, 2004, and the balance by December 31, 2004. Additionally, we have the option to redeem the shares of any holder of the redeemable convertible preferred stock at $10 per share, plus accrued and unpaid dividends, after receiving a notice from such holder electing to convert such holder's shares of preferred stock into common stock. The preferred stock also has a liquidation of $10 per share, plus all accrued but unpaid dividends.

         Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and total $15,000 for the first quarter of 2002, and $140,000 since issuance. The related dividends are included in preferred stock in the accompanying balance sheets.

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

         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of products developed by us; and

         - other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

         The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

         We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We have entered into collaborative arrangements with Abbott Laboratories, Respironics, Inc., Welch Allyn, Inc., and Roche Diagnostics BMC to develop and commercialize many of our products. We may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products.

         In December 1996, we sublicensed specified technology to and acquired a 64.8% interest in FluorRx, Inc., a Delaware corporation formed for the purpose of developing and commercializing technology related to fluorescence spectroscopy. At December 31, 2001, as a result of subsequent financings, our interest in FluorRx was 43%. In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc., a company formed for the purpose of developing and marketing insulin-delivery products.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2002, we have an accumulated deficit of about $41.7 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2002 as we continue to expend substantial resources to introduce our Simple Choice(TM) product line, complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         We expect that most of our near term revenues will come from our sales of our new diabetes product line that Sterling Medivations brought us. In addition, we expect to receive revenues that will be derived from royalties and manufacturing profits that we will receive from Abbott and Respironics resulting from sales of the products for which we have collaborative arrangements with each of these companies. The royalties and manufacturing profits that we expect to receive from each of our collaborative partners depend on sales of these products. We and our collaborative partners may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

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

CRITICAL ACCOUNTING POLICIES

         In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition have been expanded and are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation are limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

         Currently our policies that could require critical management judgment are in the areas of revenue recognition, reserves for accounts receivable, accruals of product warranties and inventory evaluation.

         - Revenue recognition: We recognize revenue from sales of products or services upon shipment of products or services. We also recognize milestone revenue from our collaborative partners when a milestone has been accomplished or when we and our partner agree that a milestone is due.

         - Reserve for Accounts Receivable: We estimate losses from the inability of our customers or subsidiaries to make required payments and periodically review the payment history of each of our customers or subsidiaries, as well as their financial condition, and revise our reserves as a result.

         - Accruals of Product Warranties: We book a cost for warranty work on each of our products at the time of sale and match actual warranty work against that accrual, as the work is performed. We periodically review the level of warranty accrual and the actual warranty work incurred and adjust these as needed.

         - Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.


QUARTER OVERVIEW

         On January 2, 2002, we announced the acquisition of Sterling Medivations, a privately held developer of innovative insulin delivery products for people with diabetes. The acquisition provides us with a portfolio of FDA-cleared insulin delivery products, including consumables for the insulin pump market. We plan to introduce the first of these products, insulin pump infusion sets trademarked SimpleChoice, into market in the third quarter of 2002.

         On February 1, 2002, we announced that we had reached an out of court settlement with Molecular Diagnostics, Inc. regarding intellectual property litigation. Under the settlement, we agreed to make a lump sum cash payment to Molecular Diagnostics and Molecular Diagnostics granted us an option to license specific technology. Under the settlement, neither party admitted any liability or wrongdoing.

         On February 4, 2002, we announced that we received FDA clearance to market a new minimally invasive insulin infusion patch set for use with insulin pumps. We expect to introduce our new insulin patch infusion set to the market in 2003. Insulin infusion sets, when attached to external pumps, provide a steady stream of insulin for people with diabetes, helping them to better control their disease. The disposable infusion sets are changed about every three days. This is a growing market, with about 160,000 people with diabetes using insulin pumps in the U.S. in 2001. That number is expected to increase to about 225,000 in 2002. Our patch infusion set, designed for use with all major brands of insulin pumps, delivers insulin through five microneedles that are less than half the length of ordinary insulin pump infusion needles. The reduced penetration is designed to improve comfort and wearability.

         On April 15, 2002, we announced that data from a developmental clinical study, funded in part by the National Cancer Institute, show that our non-invasive cervical cancer detection prototypes detect 17% more high-grade precancer than thin-layer Pap tests and 28% more than traditional Pap tests. Analysis of results from the first 71 patients of a study of 250 women also showed that the point-of-care test had the ability to indicate the location of diseased tissue on the cervix of women for all ages studied. Also, the initial results of the developmental clinical study showed that our prototypes produced a sensitivity of 93% and specificity of 80% versus a sensitivity of 76% and specificity of 80% for the thin-layer Pap test when compared to colposcopy and histopathology. Sensitivity is the ability to correctly identify disease and specificity is the ability to correctly identify the absence of disease. Of the 71 patients on whom our prototypes have been tested, so far in the study, 12 had high-grade precancer, 13 had low-grade precancer, 13 had other diseases or scar tissue and 33 were considered normal. As a result of the encouraging data from the on-going clinical studies and a positive meeting with the FDA regarding a path to regulatory filing, we announced that we expect to begin pivotal clinical trials for an FDA submission of our cervical cancer detection device in late 2002 or early 2003.

         On April 16, 2002, we announced receipt of FDA clearance to market an improved, minimally invasive insulin infusion patch set for use with all major brands of insulin pumps. The new insulin patch infusion set, which is expected to be introduced to the market in 2003, uses soft micro-catheters, rather than micro-needles, to reduce the pain associated with insulin pump infusion. The soft micro-cannula patch infusion set delivers insulin through five tiny flexible cannulas that are much smaller than ordinary insulin pump infusion needles. As a result, we believe that this improved patch design and reduced skin penetration will provide people who use insulin pumps with an even more comfortable experience because the patch will better move and flex with the body. We have a total of 23 FDA clearances for our insulin delivery business products, including soft catheter insulin pump infusion sets, an insulin pump reservoir and a multi-purpose insulin pen.

         On April 23, 2002, we announced that we had entered into agreements with five distribution partners and had received our first orders for the SimpleChoice(TM) easy disposable insulin pump infusion sets. Our first SimpleChoice(TM) distribution partners are GEMCO Medical, a national supplier of diabetes products to durable medical equipment dealers and consumers; National Diabetic Pharmacies, a nation-wide one-stop-shop for people with diabetes; Diabetic Promotions, a national discount online source of diabetes supplies; Pumps It, Inc., a full service insulin pump sales and service organization; and, Diabetic Express, a national source for diabetes supplies providing telephone and on-line ordering capabilities. These distributors' customers include approximately 10,000 insulin pump users, 4,000 durable medical equipment dealers and more than 60 insurance plans in the U.S. We also announced that we plan to ship our initial orders of the SimpleChoice(TM) easy in support of its expected launch in the third quarter of 2002.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

         General. Net loss available to common stockholders remained constant at $2.4 million during the three months ended March 31, 2002 as compared to the same period in 2001. Increased spending associated with the SimpleChoice(TM) product line was offset by reductions in excess capacity costs and higher reimbursements from Abbott.

         Revenue. We have historically received the majority of our revenue from development milestone payments from one or more of our strategic partners.

Product revenue increased to $652,000 for the quarter ended March 31, 2002 from $621,000 for the same period in 2001. Product revenue is higher for the 2002 quarter than for the comparable period in 2001, due to the increase in revenues from our BiliChek products. We did achieve a milestone of $100,000 in March 2002 and in March 2001, relating to FDA approval of expanded claims for BiliChek during and after phototherapy.

         Cost of Sales. Cost of sales decreased to $424,000 for the three months ended March 31, 2002 from $501,000 during the same period in 2001. This decrease is due to excess capacity production charges, which were lower for this period than in 2001, partially offset by cost of sales increases directly related to increased product revenue. We expect cost of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice(TM) product line.

         Research and Development Expenses. Research and development expenses decreased to $1.5 million for the three months ended March 31, 2002 compared to $1.6 million for the same period in 2001. The decrease in research and development expenses was primarily due to Abbott's reimbursement of expenses associated with our continuous glucose monitoring product at a higher level for the quarter ended March 31, 2002 as compared to the same period in 2001. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for products in both our non-invasive business and our diabetes management business.

         Sales and Marketing Expenses. Sales and marketing expenses increased to $305,000 during the three months ended March 31, 2002 from $177,000 during the same period in 2001, due mainly to increased marketing relating to our introduction of the SimpleChoice(TM) products. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice(TM) product line.

         General and Administrative Expenses. General and administrative expenses increased to $876,000 during the three months ended March 31, 2002 compared to $717,000 incurred during the same period in 2001. The increase is primarily due to an increase in costs associated with management of the SimpleChoice(TM) products. General and administrative expenses are expected to increase in the future with increases in SimpleChoice administrative needs.

         Net Interest and Other Income. Net interest and other income remained constant at about $35,000 for the three months ended March 31, 2002 and during the same period in 2001. Although our cash balances were higher during the three months ended March 31, 2002 versus the same period in 2001, interest rates obtained are at a substantially reduced rate.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through March 31, 2002, we received approximately $48.0 million in proceeds from sales of our debt and equity securities. At March 31, 2002, we had cash of approximately $5.8 million and working capital of approximately $7.1 million.

         We completed an initial public offering of our common stock on July 7, 1997, which resulted in net proceeds received by us, before expenses related to the transaction, of approximately $14.0 million. We issued $5.25 million of redeemable convertible preferred stock in November 1999 in conjunction with the execution of amendment to our agreement with Abbott. We issued common stock in a private placement in February 2000, which resulted in gross proceeds of $5.0 million. We issued common stock and warrants in two private placements in June 2001, which resulted in net proceeds of approximately $11.2 million. We issued common stock to Abbott in October 2001 in a private placement, which resulted in gross proceeds of $1 million.

         Our major cash flows in the three months ended March 31, 2002 consisted of cash out-flow of $3.7 million from operations and $13,000 in additions to property and equipment. $1.3 million of the cash out-flow resulted from a prepayment of royalties relating to our agreement with Altea Technologies, Inc.

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

         We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund our development expenditures, or our inability to obtain capital through other sources, would have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to integrate the recently acquired operations of Sterling Medivations and launch the new product line we acquired, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $42 million at March 31, 2002.

STERLING MEDIVATIONS HAS AN UNPROVEN BUSINESS THAT IS DIFFERENT FROM OUR FORMER FOCUS ON NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY INTEGRATE STERLING MEDIVATIONS.

            We recently acquired Sterling Medivations, a start-up medical device company that has developed a portfolio of diabetes products, in December 2001. Sterling Medivations currently has no revenues or significant assets. The product line that Sterling Medivations brought us is also significantly different from our existing product line, which focuses on non-invasive and minimally invasive products. Sterling Medivations' future business will depend on our ability to develop various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we or Sterling Medivations will be able to successfully develop or implement these functions.

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

          The premarket approval process is more rigorous and lengthier than the clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any premarket approval applications pending, but we currently believe our cervical cancer detection product and our glucose monitoring products will require submission of applications for premarket approval.

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

         Because they have primary responsibility for regulatory compliance for most of our product lines, the inability or failure of our collaborative partners to comply with the varying regulations, or the imposition of new regulations, would limit our ability to produce and sell many of our products. We will solely rely upon Abbott, Roche and Respironics to obtain United States and international regulatory approvals and clearances for our glucose monitoring, diabetes detection and infant jaundice products. We and Welch Allyn will jointly seek regulatory approvals for our cervical cancer detection product, but we do not have control over the timing or amount of resources Welch Allyn devotes to these activities, or that our other collaborative partners devote to the activities for which they have responsibility.

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

         We have been issued, or have rights to, 40 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 52 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or licensed from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

         We expect that most of our near term revenues will come from sales of our new diabetes product line acquired from Sterling Medivations, which has not been launched yet and some of which is still in development. In addition, the revenues that we expect to receive from each of our collaborative partners depend primarily on sales of our products, most of which are still in development. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with our collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us. In addition, our profit margins on some of our products are not likely to increase over time because they are subject to predetermined royalty rates and manufacturing profit rates. The majority of our revenues and profits are expected to be derived from sales of the Simple Choice line of products, followed by royalties and manufacturing profits that we will receive from Abbott and Respironics resulting from sales of the products we have or are developing with each of these companies. Another significant portion of our revenues and profits are expected to be derived from the sale of our cervical cancer detection product, and we would share with Welch Allyn in the revenues generated from sales of these products to distributors and end users.

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

         Our products are based on new methods of glucose monitoring, diabetes detection, infant jaundice and cervical cancer detection and new methods of delivery for our diabetes products. If they do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

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

OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. In addition, we will be responsible for marketing our diabetes product line. We have relatively limited experience in marketing or selling medical device products and only have a ten person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche for any revenues to be received from our glucose monitoring and diabetes detection products. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

WE ARE CONTROLLED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 28% of our outstanding common stock as of March 31, 2002. These stockholders, acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - Not Applicable

         (b) Reports on Form 8-K

         The registrant filed a Form 8-K on January 2, 2002 announcing under
Item 5 that it had reached an agreement with Altea Technologies Inc. to modify its License and Joint Development Agreement with Altea and settle its arbitration dispute with Altea.

         The registrant filed a Form 8-K on January 2, 2002 announcing under
Item 5 that it had acquired Sterling Medivations, Inc., on December 31, 2001.

         The registrant filed a Form 8-K on January 14, 2002 announcing under
Item 2 that it had acquired Sterling Medivations, Inc. on December 31, 2001. Such Form 8-K was amended and filed on March 14, 2002 to include the financial statements and proforma financial information of Sterling Medivations.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

                                  SPECTRX, INC.


Date: May 15, 2002      By: /s/ THOMAS H. MULLER, JR.
                           ----------------------------------------------------
                           Thomas H. Muller, Jr.
                           Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal
                           Financial and Accounting Officer)