Form 10-Q
period 2002-06-30
SPECTRX INC
filed 2002-08-14
CIK 924515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM            TO
                                            ------------  ----------

                         COMMISSION FILE NUMBER: 0-22179

                                  SPECTRX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                       58-2029543
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

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of July 31, 2002, was 11,208,278.

                                  SPECTRX, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION..................................................  3

        ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

         CONSOLIDATED BALANCE SHEETS -
                        DECEMBER 31, 2001 AND JUNE 30, 2002.....................  4

         CONSOLIDATED STATEMENTS OF OPERATIONS -
                        THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 30, 2001 AND 2002..................................  5

         CONSOLIDATED STATEMENTS OF CASH FLOWS -
                        SIX MONTHS ENDED JUNE 30, 2001 AND 2002.................  6

         NOTES TO FINANCIAL STATEMENTS..........................................  7

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................. 10

        ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 28


PART II. OTHER INFORMATION...................................................... 29

        ITEM 1.  LEGAL PROCEEDINGS.............................................. 29

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 29

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 29

SIGNATURES...................................................................... 30

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Arthur Andersen LLP audited our accounts for fiscal 2001. Ernst & Young LLP was selected as our auditors for fiscal 2002, and a letter of engagement was signed July 25, 2002.

     Our interim financial statements for the first quarter of 2002, as submitted in our Form 10-Q for the period ending March 31, 2002, were not reviewed by an independent public accountant, in accordance with Release No. 34-45590 under the Securities and Exchange Act of 1934. The interim financial statements for the first quarter of 2002 have now been reviewed by Ernst & Young LLP.

                                  SPECTRX, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,        JUNE 30,
                                                            2001              2002
                                                                          (UNAUDITED)
                                                        ------------      -----------
                                  ASSETS
CURRENT ASSETS
        Cash and cash equivalents                         $  9,458         $  3,269
        Accounts receivable                                  1,229              526
        Inventory                                              437              771
        Other current assets                                   408            1,279
                                                          --------         --------
                          Total Current Assets              11,532            5,845
                                                          --------         --------

NON-CURRENT ASSETS
         Property & Equipment, Net                             513              409
         Intangibles                                         4,132            4,009
         Due from related parties                              557              571
                                                          --------         --------
                          Total Non-Current Assets           5,202            4,989
                                                          --------         --------

TOTAL ASSETS                                              $ 16,734         $ 10,834
                                                          ========         ========

                       LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Accounts payable                                  $  1,018         $    372
        Accrued liabilities                                  1,194            1,382
                                                          --------         --------
                          Total Current Liabilities          2,212            1,754
                                                          --------         --------

COLLABORATIVE PARTNER ADVANCE                                  381              381
                                                          --------         --------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                       4,769            4,897
                                                          --------         --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock                                      1,125            1,155
        Common stock                                            11               11
        Additional paid-in-capital                          47,604           47,783
        Treasury stock                                         (38)             (38)
        Deferred compensation                                  (19)             (95)
        Accumulated deficit                                (39,280)         (44,983)
        Notes receivable from officers                         (31)             (31)
                                                          --------         --------
                          Total Stockholders' Equity         9,372            3,802
                                                          --------         --------

TOTAL LIABILITIES & EQUITY                                $ 16,734         $ 10,834
                                                          ========         ========

The accompanying notes are an integral part of the financial statements

                                  SPECTRX, INC.

                        UNAUDITED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS                     SIX MONTHS
                                                       ENDED JUNE 30                   ENDED JUNE 30
                                                   2001            2002            2001             2002
                                                 -------         --------         -------         --------
REVENUE
        Product sales                            $   635         $    774         $ 1,156         $  1,326
        Collaborative agreements                       0                0             100              100
                                                 -------         --------         -------         --------
                 Total                               635              774           1,256            1,426

COST OF SALES                                        506              393           1,007              817
                                                 -------         --------         -------         --------

 GROSS PROFIT                                        129              381             249              609
                                                 -------         --------         -------         --------

EXPENSES
        Research & development                       636            1,873           2,208            3,326
        Sales & marketing                            197              735             374            1,040
        General & administrative                     698              969           1,415            1,845
                                                 -------         --------         -------         --------
                 Total                             1,531            3,577           3,997           (6,211)
                                                 -------         --------         -------         --------
        Operating loss                            (1,402)          (3,196)         (3,748)          (5,602)

OTHER INCOME (EXPENSE)                                 2               (5)              2               (5)
INTEREST INCOME                                       40               26              76               62
                                                 -------         --------         -------         --------

NET LOSS                                          (1,360)          (3,175)         (3,670)          (5,545)
    PREFERRED STOCK DIVIDENDS                        (79)             (79)           (158)            (158)
                                                 -------         --------         -------         --------
    Loss available to common stockholders        $(1,439)        $ (3,254)        $(3,828)        $ (5,703)
                                                 =======         ========         =======         ========


NET (LOSS) PER SHARE
        BASIC AND DILUTED                        $ (0.16)        $  (0.29)        $ (0.44)        $  (0.51)
                                                 =======         ========         =======         ========

        WEIGHTED AVERAGE
        COMMON SHARES OUTSTANDING
              BASIC AND DILUTED                    9,048           11,197           8,781           11,195
                                                 =======         ========         =======         ========


The accompanying notes are an integral part of these financial statements.

                                  SPECTRX, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             SIX MONTHS
                                                                                               ENDED
                                                                                              JUNE 30,

                                                                                          2001             2002
                                                                                        --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $ (3,670)        $(5,545)
                                                                                        --------         -------
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                     183             260
           Loss on retirement of assets                                                        0               4
           Amortization of deferred compensation                                               0             (76)
           Changes in assets and liabilities:
                  Accounts receivable                                                        717             703
                  Inventory                                                                 (100)           (334)
                  Other current assets                                                         8            (871)
                  Other assets                                                               (15)            (14)
                  Accounts payable                                                           437            (646)
                  Accrued liabilities                                                       (200)            188
                                                                                        --------         -------
                     Total adjustments                                                     1,030            (786)
                                                                                        --------         -------

                     Net cash used in operating activities                                (2,640)         (6,331)
                                                                                        --------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                     (57)            (37)

                                                                                        --------         -------
                     Net cash used in investing activities                                   (57)            (37)
                                                                                        --------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock (net of issuance costs)                                     11,259             179

                                                                                        --------         -------
                     Net cash provided by financing activities                            11,259             179
                                                                                        --------         -------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                      8,562          (6,189)
CASH AND CASH EQUIVALENTS, beginning of period                                             3,609           9,458

                                                                                        --------         -------
CASH AND CASH EQUIVALENTS, end of period                                                $ 12,171         $ 3,269
                                                                                        ========         =======


The accompanying notes are an integral part of the financial statements.

                                  SPECTRX, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

         The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three months and six months ended June 30, 2001 and 2002, and the cash flows for the six months ended June 30, 2001 and 2002. The results of operations for the three months and six months ended June 30, 2001 and 2002 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our subsequent quarterly report on Form 10-Q.

         Certain amounts in the December 31, 2001 financial statements have been reclassified to conform to the current year presentation.

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

         On June 18, 2002, the board of directors of FluorRx approved a series of actions that will result in a dissolution of that corporation and its business. Those actions were subsequently approved by the FluorRx stockholders, and as soon as the appropriate documentation is filed, FluorRx will be dissolved. There is no impact on our statement of operations or balance sheet for the quarter ended June 30, 2002 as a result of the dissolution.

3. STERLING MEDIVATIONS

         On December 31, 2001, we purchased the outstanding shares of Sterling Medivations, Inc. Sterling Medivations (which is doing business as SimpleChoice(TM)) is a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling Medivations expands our diabetes business opportunities by adding a portfolio of FDA-cleared insulin delivery products, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 634,713 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Sterling stockholders and option holders will also be entitled to up to an aggregate of 1,234,567 additional shares of our common stock in the future if the Sterling Medivations product line achieves specified financial goals. In connection with the acquisition of Sterling Medivations, we entered into employment agreements with four employees for terms expiring June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangibles in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations."

4.  COMPREHENSIVE INCOME

         We currently have no other comprehensive income items as defined by SFAS No. 130, "Reporting Comprehensive Income."

5. LITIGATION

         We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations. See Part II,
Item 1, "Legal Proceedings," for disclosure of significant litigation matters.

6. STOCKHOLDERS' EQUITY

         In June 2001, we announced that we had completed two private placements. On June 4, 2001, we entered into an agreement with affiliates of SAFECO Corporation, which invested about $9.5 million in SpectRx before transaction expenses. On June 13, 2001, we entered into an agreement with affiliates of Special Situations Fund, which invested about $2.5 million in SpectRx before transaction expenses. The financings consisted, in total, of sales of about 1.9 million shares of common stock and warrants to purchase 379,127 shares of common stock. Under the terms of the agreements, each share of common stock was sold at a price of $6.319 per share, which represented a discount from the market price of our common stock on the dates these transactions closed. The first transaction, funded on June 4, 2001, involved the private placement of 1.5 million shares of common stock. The second transaction, funded on June 13, 2001, involved the private placement of 395,633 shares of common stock. The combination of these two transactions resulted in proceeds to SpectRx of about $12 million before transaction expenses. The 1,895,633 shares issued in these transactions constituted 22.2% of our common stock outstanding prior to the first private placement transaction. In addition, the purchasers of common stock also received warrants to purchase an aggregate of 379,127 shares of common stock for $9.8874 per share. These warrants expire on the fifth anniversary of their issuance date. The warrants are valued at $1.7 million and are included in additional paid-in capital in the accompanying balance sheets. On August 30, 2001, the common stockholders of SpectRx, excluding the shares held by SAFECO and Special Situations Fund, approved these transactions.

         In October 2001, Abbott invested an additional $1 million in SpectRx common stock, acquiring 126,199 shares at $7.92 per share, which was subject to SpectRx maintaining certain rights to sublicense technology to Abbott. The purchase was associated with a milestone under a program to commercialize our continuous glucose monitoring technology for people with diabetes. The purchase raised Abbott's common stock ownership in SpectRx to approximately 5.9%, as of June 30, 2002.

         On September 19, 2001, we announced that our board of directors had approved a stock repurchase program for up to $1 million of our common stock. As of June 30, 2002, we had purchased 6,700 shares of common stock at an average price of $5.66 per share.

7. PREFERRED STOCK

         In January 1997, we authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

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

         In September 2001, we entered into an agreement with Abbott whereby Abbott waived its right of optional redemption as to 100,000 shares of its preferred stock. At the election of the holders of a majority of the shares of preferred stock, the remaining 425,000 shares of preferred stock are mandatorily redeemable by us at $10 per share, plus accrued but unpaid dividends, beginning on December 31, 2002. Such election must be made by written notice from such holders on or before the later of September 30, 2002 or 60 days subsequent to the date that the we give notice to the holders of preferred stock of our right to redeem the shares. If this written election to be mandatorily redeemed is made, 162,000 shares of the shares of preferred stock are to be mandatorily redeemed on December 31, 2002. The remaining 262,500 shares are redeemable on or prior to January 31, 2004, if we achieve a revenue goal of $20 million during the year 2003. If we do not achieve this goal, then 131,250 must be redeemed prior to January 31, 2004, and the remaining 131,250 by December 31, 2004. Additionally, we have the option to redeem the shares of any holder of the redeemable convertible preferred stock at $10 per share, plus accrued and unpaid dividends, after receiving a notice from such holder electing to convert such holder's shares of preferred stock into common stock. The preferred stock also has a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

         Dividends are accrued on the 100,000 shares of non-redeemable convertible preferred stock at a rate of 6% per year and total $30,000 for the first half of 2002, and $155,000 since issuance. The related dividends are included in preferred stock in the accompanying balance sheets. Dividends are also accrued on the redeemable convertible preferred stock at a rate of 6% per year and total $127,500 for the first half of 2002, and $646,250 since issuance. The related dividends are included in redeemable convertible preferred stock in the accompanying balance sheets.

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

         - the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of some of our products; and

         - other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and our subsequent Quarterly Report on Form 10-Q.

         The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

         We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We have collaborative arrangements with Abbott Laboratories and Respironics, Inc. for our continuous glucose monitoring and BiliChek products, respectively. We also have had a collaborative agreement with Welch Allyn since 1999 to jointly develop our cervical cancer detection product, although we expect to modify our relationship with Welch Allyn by entering into a cross-licensing agreement with Welch Allyn that will allow us to independently commercialize this product. In addition, we have a collaborative agreement with Roche related to a diabetes detection product, although there is currently little development activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products.

         In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice(TM)), a company formed for the purpose of developing and marketing insulin-delivery products.

         We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2002, we have an accumulated deficit of about $45.0 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2002 as we continue to expend substantial resources to introduce our SimpleChoice(TM) product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

         Our product revenues to date have been limited. For 2002, a substantial majority of our product line revenues have come from our BiliChek(TM) product line. We expect that about half of our revenue in 2003 will be derived from sales of our SimpleChoice(TM) insulin delivery products, which have not yet been introduced to the market. Our other products for glucose monitoring and cervical cancer detection are still in development.

         We currently sell our products either to distributors or to a collaborative partner, which then distributes our products, which results in revenues from distributor sales, manufacturing profits and royalties. The royalties and manufacturing profits that we expect to receive from Abbott and Respironics depend on sales of the products covered by our collaborative arrangements with each of these companies. Our collaborative partners and we may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

         We have a licensing agreement with Respironics that grants it the right to distribute the BiliChek product line in the United States and Canada. We currently have a collaborative agreement with Abbott related to our continuous glucose monitoring product. We have a collaborative agreement with Roche related to a diabetes detection product. These collaborative arrangements grant a substantial amount of discretion to each collaborative partner. If a collaborative partner were to terminate its arrangement with us, we would either need to reach agreement with a replacement collaborative partner or undertake, at our own expense, the activities previously handled by our collaborative partner. We currently expect to modify our relationship with Welch Allyn to allow us to independently commercialize our cervical cancer product. This will require us to develop expertise we do not currently possess, significantly increase our capital requirements and limit the programs we could pursue. We would likely encounter significant delays in introducing our products, and the development, manufacture and sales of our products may be adversely affected by the absence of collaborative arrangements.


CRITICAL ACCOUNTING POLICIES

         Our material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation are limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

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

         - Reserve for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers or subsidiaries, as well as their financial condition, and revise our reserves as a result.

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

QUARTER OVERVIEW

         On May 14, 2002 we announced that we had received FDA clearance for the use of our SimpleChoice(TM) easy disposable infusion set with the Medtronic MiniMed Paradigm(TM) insulin pump. We believe the SimpleChoice(TM) easy will be the only alternative insulin pump disposable infusion set FDA cleared for use with all major makes and brands of insulin pumps.

         Insulin infusion sets, when attached to external pumps, provide a steady stream of insulin for people with diabetes, helping them to better control their disease. The disposable infusion sets are changed about every three days. This is a growing market, with about 160,000 people with diabetes using insulin pumps in the U.S in 2001. That number is expected to increase to about 225,000 in 2002.

         We currently have a total of 27 FDA clearances for five insulin delivery products including soft catheter insulin pump infusion sets, an insulin pump reservoir and a multi-purpose insulin pen.

         On June 14, 2002 we unveiled our SimpleChoice(TM) easy disposable infusion set at the American Diabetes Association, or ADA, meeting in San Francisco. We also conducted a survey of nearly 400 healthcare providers about the easy and other insulin delivery products we are developing. The responses completed by the ADA attendees reflected a strong interest in our insulin delivery products. For example, the novel insulin patch infusion set was characterized as a "breakthrough technology" by 80% of the respondents. There was a strong interest in and 63% of respondents preferred a 30(degree) infusion set design, similar to our SimpleChoice(TM) easy product, which is the first product in this line we plan to launch. In addition, we currently have purchase orders from distributors and are continuing to expand our distribution network.

         Additionally, we presented results from clinical studies of our interstitial fluid glucose monitoring technology. In a two-day interval study involving 252 patients, the correlation to blood glucose levels was 95% for day one and 90% for day two.

         On July 9, 2002 we reported that results from a clinical study of our non-invasive cervical cancer detection devices indicate that the technology could potentially reduce by half the occurrence of false positives over that reported for human papillomavirus (HPV) testing. Additionally, the prototypes, which utilize our proprietary biophotonic technology, detected 15% more high-grade precancers than Pap tests. The study, a precursor for FDA pivotal trials, funded in part by the National Cancer Institute, included 274 women. Locations for the clinical study were the University of Miami, the Medical College of Georgia in Augusta, Georgia, Emory University/Grady Hospital in Atlanta and the Saint Francis Hospital and Medical Center in Hartford, Connecticut. The prototype devices used in the study provided very high negative predictive rates of 98% for women in the study who had an ambiguous Pap test result. This is the most common abnormal finding and affects over 2 million women in the U.S. each year. Based on the study data, referral rates for colposcopy and biopsy for women with ambiguous Pap test results would be less than 30% with our product, as compared to 56% for HPV testing.

         The prototype devices use our proprietary biophotonic technology to locate cancers and precancers painlessly and non-invasively by analyzing light reflected from the cervix. The device creates an image of the cervix indicating the location and severity of disease. The technology distinguishes between normal and diseased tissue by detecting biochemical and morphological changes at the cellular level. Unlike Pap or HPV tests, our test does not require a tissue sample or laboratory analysis.

         On the strength of these findings, we submitted a protocol for pivotal clinical trials of the device to the FDA. On July 30, 2002 we announced that the FDA is reviewing our protocol for pivotal clinical trials of the device, which we would expect to begin in late 2002 or early 2003 if we receive timely FDA approval to proceed, and if successful, would be followed by an application for regulatory approval. As we have previously indicated, development partner Welch Allyn and we have been reviewing the product positioning, methods of funding and our relationship in light of the changing marketplace. We now expect to enter into a cross licensing agreement that should allow us to independently commercialize the product.

         According to published data, cervical cancer is the third most common cancer in women worldwide. There are approximately 371,000 cases of cervical cancer diagnosed annually and approximately 190,000 deaths per year on a worldwide basis. Annually more than 60 million Pap tests are performed in the U.S. alone. We estimate the global market size for a non-invasive cervical cancer test at approximately $1.6 billion annually.

         On July 30, 2002 we announced that we had received eight FDA clearances in the second quarter of 2002 for three SimpleChoice(TM) insulin delivery products. Additionally, we announced that while we are very pleased with the market reaction to our proposed product line, we recently have had to resolve a variety of unexpected issues relating to the production start up of the SimpleChoice(TM) easy. Our suppliers and we had some coordination issues, and testing of the first few thousand infusion sets revealed changes that were needed before product launch. As a result, we will not be in a position to launch in the third quarter. However, these issues appear to have been resolved, and assuming the next phase of testing goes well, we hope to launch the SimpleChoice(TM) easy product by the end of 2002 or early 2003.

         We also announced that we expect to receive a milestone payment from Abbott of $1 million, but there is a dispute as to whether we have met the criteria to receive the payment. We expect the issue to be resolved in October.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001.

         General. Net loss available to common stockholders increased to $3.3 million during the three months ended June 30, 2002 as compared to $1.4 million for the same period in 2001. Increased spending associated with the SimpleChoice(TM) product line and reductions in expense reimbursements from Abbott and Welch Allyn accounted for the increased loss.

         Revenue. Product revenue increased to $774,000 for the quarter ended June 30, 2002 from $635,000 for the same period in 2001. Product revenue is higher for the 2002 quarter than for the comparable period in 2001, in part due to the 6% increase in revenues from our BiliChek products. We also received $162,000 in revenue associated with services, which is primarily contract engineering work.

         Cost of Sales. Cost of sales decreased to $393,000 for the three months ended June 30, 2002 from $506,000 during the same period in 2001. This decrease is due to excess capacity production charges, which were lower for this period than in 2001, partially offset by cost of sales increases directly related to increased product revenue. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice(TM) product line.

         Research and Development Expenses. Research and development expenses increased to $1.9 million for the three months ended June 30, 2002 compared to $636,000 for the same period in 2001. The increase in research and development expenses was due to activities associated with the SimpleChoice(TM) products ($556,000) and reduced expense reimbursements from Abbott ($716,000) and Welch Allyn ($242,000), offset by reduced spending on our continuous glucose monitoring product being developed in conjunction with Abbott. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for products in both our non-invasive business and our diabetes management business.

         Sales and Marketing Expenses. Sales and marketing expenses increased to $735,000 during the three months ended June 30, 2002 from $197,000 during the same period in 2001, due to increased marketing relating to our introduction of the SimpleChoice(TM) products. Marketing expenses are expected to be lower in the remaining quarters of 2002 than in the second quarter, during which we produced the introductory advertising and marketing materials for SimpleChoice(TM), but can be expected to increase in the future as we launch and market our SimpleChoice(TM) product line.

         General and Administrative Expenses. General and administrative expenses increased to $969,000 during the three months ended June 30, 2002 compared to

$698,000 incurred during the same period in 2001. The increase is primarily due to an increase in costs associated with management of the SimpleChoice(TM) products. General and administrative expenses are expected to increase in the future with increases in SimpleChoice(TM) administrative needs.

         Net Interest and Other Income. Net interest and other income decreased to about $21,000 for the three months ended June 30, 2002, as compared to $42,000 for the same period in 2001 due to lower cash balances for the period.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

         General. Net loss available to common stockholders increased to $5.7 million during the six months ended June 30, 2002 as compared to $3.8 million during the same period in 2001. Increased spending associated with the SimpleChoice(TM) product line and reductions in expense reimbursements from our collaborative partners were slightly offset by decreases in excess capacity and other expense reductions.

         Revenue. Product revenue increased to $1.3 million for the six months ended June 30, 2002 from $1.2 million for the same period in 2001. Product revenue is higher for the 2002 period than for the comparable period in 2001, due to the 6% increase in revenues from our BiliChek products and service business revenues of $217,000. We also achieved a milestone of $100,000 in March 2002 and in March 2001, relating to FDA approval of expanded claims for BiliChek during and after phototherapy.

         Cost of Sales. Cost of sales decreased to $817,000 for the six months ended June 30, 2002 from $1.0 million during the same period in 2001. This decrease is due to excess capacity production charges, which were lower for this period than in 2001, partially offset by cost of sales increases directly related to increased product revenue.

         Research and Development Expenses. Research and development expenses increased to $3.3 million for the six months ended June 30, 2002 compared to $2.2 million for the same period in 2001. The increase in research and development expenses was due to expenses associated with the SimpleChoice(TM) products ($788,000), lower reimbursements from Abbott and Welch Allyn ($946,000) offset by reduced spending on both those programs, ($750,000).

         Sales and Marketing Expenses. Sales and marketing expenses increased to $1.0 million during the six months ended June 30, 2002 from $374,000 during the same period in 2001, due to increased marketing activities relating to our introduction of the SimpleChoice(TM) products.

         General and Administrative Expenses. General and administrative expenses increased to $1.8 million during the six months ended June 30, 2002 compared to $1.4 million incurred during the same period in 2001. The increase is primarily due to an increase in costs associated with management of the SimpleChoice(TM) products.

         Net Interest and Other Income. Net interest and other income decreased to about $57,000 for the six months ended June 30, 2002 as compared to $78,000 for the same period in 2001, due to lower cash balances for the period.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through June 30, 2002, we received approximately $48.0 million in proceeds from sales of our debt and equity securities. At June 30, 2002, we had cash of approximately $3.8 million and working capital of approximately $4.1 million. We completed an initial public offering of our common stock on July 7, 1997, which resulted in net proceeds received by us, before expenses related to the transaction, of approximately $14.0 million.

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

         Our major cash flows in the six months ended June 30, 2002 consisted of cash out-flow of $6.3 million from operations and $37,000 in additions to property and equipment. $1.8 million of the cash out-flow from operations resulted from a prepayment of royalties relating to our agreement with Altea Technologies, Inc.

         We have historically received funds also from milestones and reimbursements from our collaborative partners. About 29% of our funds inflow to date through June 30, 2002 have come from these sources. We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. We believe our existing and available capital resources plus anticipated milestone payments will be sufficient to satisfy our funding requirements through 2002.

         We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing of our products. Any failure of our collaborative partners to fund our development expenditures, or our inability to obtain capital through other sources, would have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE A SHORT OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

         Because limited historical information is available on our revenue trends and operations, it will be difficult for you to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

         We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to integrate the recently acquired operations of Sterling Medivations and launch the SimpleChoice(TM) product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $45 million at June 30, 2002.

OUR SIMPLECHOICE PRODUCT LINE HAS A DIFFERENT FOCUS THAN OUR NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY INTEGRATE STERLING MEDIVATIONS.

         In December 2001, we acquired Sterling Medivations, a start-up medical device company that has developed a portfolio of diabetes products. We call that business and its product line SimpleChoice(TM). SimpleChoice(TM) currently has no revenues or significant assets. The SimpleChoice(TM) product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. SimpleChoice's future business will depend on our ability to develop various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we, or SimpleChoice(TM), will be able to successfully develop or implement these functions.

         We cannot be sure that we will be able to successfully integrate the SimpleChoice(TM) business into our operations without substantial costs, delays or other problems. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. The integration of SimpleChoice(TM) may take longer and be more disruptive to our company than originally anticipated and may result in a significant diversion of management attention and operational and financial resources. We and SimpleChoice(TM) may not be able to realize the benefits that are expected to be realized. Difficulties encountered in the integration process could have an adverse effect on our business, operations and financial condition.

OUR ABILITY TO SELL OUR PRODUCTS IS CONTROLLED BY GOVERNMENT REGULATIONS, AND WE MAY NOT BE ABLE TO OBTAIN ANY NECESSARY CLEARANCES OR APPROVALS.

         The design, manufacturing, labeling, distribution and marketing of medical device products are subject to extensive and rigorous government regulation, which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products.

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

         - that we would not be required to submit an application for premarket approval, rather than a 510(k) premarket notification submission as described below; or

         - that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

         The premarket approval process is more rigorous and lengthier than the 510(k) clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche, as part of our collaborative agreement, previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any premarket notifications or premarket approval applications pending, but our cervical cancer detection product and, we believe, our glucose monitoring products will require submission of applications for premarket approval.

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

         In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 9001 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 9001 certification or CE mark certification or other international regulatory approvals would prevent us from selling in Europe.

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

         Because they have primary responsibility for regulatory compliance for some of our product lines, the inability or failure of our collaborative partners to comply with the varying regulations, or the imposition of new regulations, would limit our ability to produce and sell many of our products. We will solely rely upon Abbott to obtain United States and international regulatory approvals and clearances for our glucose monitoring product. Respironics was responsible for the regulatory approvals for our BiliChek product line in the United States. If we move forward with the diabetes detection product under our collaborative agreement with Roche, Roche will be responsible for obtaining United States and international regulatory approvals and clearances. We do not have control over the timing or amount of resources our collaborative partners devote to these activities.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT THE PROPRIETARY INFORMATION ON WHICH WE BASE OUR PRODUCTS.

         Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others patents and patent applications necessary to develop our products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products were to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

         We have been issued, or have rights to, 40 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 52 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

         We expect that about half of our revenues in 2003 will come from sales of our new SimpleChoice(TM) diabetes product line, which has not been launched yet and some of which is still in development. Our ability to collect revenue from the BiliChek product line and our glucose monitoring product in development depends on our collaborative partners' abilities to generate sales of our products which will provide us with manufacturing revenue and royalties. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with our collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us. In addition, our profit margins on some of our products are not likely to increase over time because they are subject to predetermined royalty rates and manufacturing profit rates.

WE ARE DEVELOPING SOME PRODUCT LINES INDEPENDENT FROM ANY COLLABORATIVE PARTNERS, WHICH MAY REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

         We are independently finishing development, building up production capacity, launching, marketing and distributing the SimpleChoice(TM) line of products. We also currently expect to commercialize our cervical cancer detection product independently of Welch Allyn, our collaborative partner for the early phases of this product. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital, attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any, of these products.

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

WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

         We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our BiliChek and BiliCal products, as well as the diabetes detection product on a limited scale. We are having our initial product offerings in the SimpleChoice(TM) insulin delivery area manufactured by a third party. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. We have the right to manufacture certain glucose monitoring products under our agreement with Abbott. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

         Since we are relying on third party manufacturing for our initial product offerings of the SimpleChoice(TM) product line, we are dependent upon those parties for product supply. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction, or create lower availability of product than our expectations. These delays could lead to lower revenue achievement and additional cash requirements for us. We announced at the end of July 2002, that we had experienced some delays in the ramp up of manufacturing that would push off the initial launch of our SimpleChoice(TM) easy product offering to at least one quarter past our original expected launch date. We also announced that initial volumes available to us would be at relatively low levels until higher volume productions become available later next year.

OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

         We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. In addition, we will be responsible for marketing our SimpleChoice(TM) product line. We have relatively limited experience in marketing or selling medical device products and only have an eight person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche for any revenues to be received from our glucose monitoring and diabetes detection products, if any. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

         We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. Any failure of our collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Under our collaborative arrangements with Abbott and Respironics, these collaborative partners will either directly undertake the activities to develop specified products or will fund a substantial portion of the relevant expenditures for the relevant product. The obligations of our collaborative partners to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partners may not continue to fund our expenditures.

         We bear responsibility for all aspects of our SimpleChoice(TM) product line and our cervical cancer product, which will not be developed with a collaborative partner. In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements through 2002, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

         Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 28% of our outstanding common stock as of June 30, 2002. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In September 2001, we announced our agreement with Abbott to postpone payment of a $1,000,000 milestone due pursuant to an amendment to our agreement signed September 4, 2001. We have provided Abbott with notice of our achievement of the milestone, but Abbott has disputed whether we have met the required conditions for the milestone payment and whether it is due. On May 17, 2002, we notified Abbott that we intended to pursue the alternative dispute resolution provisions of our agreement with Abbott regarding the non-payment of this milestone. Abbott has presented a counterclaim based upon the validity of the September 9, 2001 agreement. We expect the dispute resolution process to be completed by October.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 22, 2002, we held our annual meeting of stockholders to elect directors. The result of the vote was as follows:


                                BROKER NON-VOTES        FOR          WITHHELD
Mark A. Samuels                         0            6,710,883        663,498
Keith D. Ignotz                         0            6,710,883        663,498
Charles G. Hadley                       0            6,713,683        660,698
Earl R. Lewis                           0            6,708,483        665,898
William E. Zachary, Jr.                 0            6,723,283        651,098
Chris Monahan                           0            6,645,743        728,638


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

         Exhibit Number          Exhibit Description
         --------------          -------------------
         99.1                    Certification of Chief Executive Officer
                                 pursuant to Section 906 of the Sarbanes-
                                 Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-
                                 Oxley Act of 2002.

      (b) Reports on Form 8-K

         The registrant filed a Form 8-K on June 14, 2002 announcing the replacement of its independent public accountants.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SPECTRX, INC.


Date: August 14, 2002      By: /S/ THOMAS H. MULLER, JR.
                           ----------------------------------------------------
                           Thomas H. Muller, Jr.
                           Executive Vice President and Chief Financial Officer
                           (Duly Authorized Officer and Principal
                           Financial and Accounting Officer)

EXHIBIT INDEX


Exhibit Number                              Exhibit Description
--------------                              -------------------
99.1                                        Certification of Chief Executive Officer
                                            pursuant to Section 906 of the Sarbanes-
                                            Oxley Act of 2002.

99.2                                        Certification of Chief Financial Officer
                                            pursuant to Section 906 of the Sarbanes-
                                            Oxley Act of 2002.