Form 10-Q
period 2002-09-30
SPECTRX INC
filed 2002-11-14
CIK 924515

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ------      TO-------

COMMISSION FILE NUMBER: 0-22179

SPECTRX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	58-2029543 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES [X] NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of October 31, 2002, was 11,238,091.

SPECTRX, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	December 31, 2001	September 30,2002 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,458	$2,290
Accounts receivable	1,229	430
Inventory	437	775
Other current assets	408	1,076

Total Current Assets	11,532	4,571

NON-CURRENT ASSETS
Property & equipment, net	513	463
Intangibles	4,132	3,925
Due from related parties	557	579

Total Non-Current Assets	5,202	4,967

TOTAL ASSETS	$16,734	$9,538

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$1,018	$565
Accrued liabilities	1,194	865
Redeemable convertible preferred stock, short term portion	0	1,917

Total Current Liabilities	2,212	3,347

COLLABORATIVE PARTNER ADVANCE	381	381

REDEEMABLE CONVERTIBLE PREFERRED STOCK, LONG TERM PORTION	4,769	3,043

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	1,125	1,170
Common stock	11	11
Additional paid-in-capital	47,604	47,845
Treasury stock	(38)	(38)
Deferred compensation	(19)	(80)
Accumulated deficit	(39,280)	(46,110)
Notes receivable from officers	(31)	(31)

Total Stockholders' Equity	9,372	2,767

TOTAL LIABILITIES & EQUITY	$16,734	$9,538

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(unaudited)

	Three Months		Nine months
	Ended September 30		Ended September 30
	2001	2002	2001	2002

REVENUE
Product sales	$570	$598	$1,726	$1,924
Collaborative agreements	0	1,000	100	1,100

Total	570	1,598	1,826	3,024

COST OF SALES	410	356	1,417	1,173

GROSS MARGIN	160	1,242	409	1,851

EXPENSES
Research & development	781	1,332	2,989	4,658
Sales & marketing	337	414	711	1,454
General & administrative	675	569	2,090	2,414

Total	1,793	2,315	5,790	8,526

Operating loss	(1,633)	(1,073)	(5,381)	(6,675)
OTHER INCOME	0	5	2	0
INTEREST INCOME	106	19	182	81

NET LOSS	(1,527)	(1,049)	(5,197)	(6,594)
Preferred Stock Dividends	(78)	(78)	(236)	(236)

Loss available to common stockholders	($1,605)	($1,127)	($5,433)	($6,830)

Net (Loss) Per Share
Basic	($0.15)	($0.10)	($0.58)	($0.61)

Diluted	($0.15)	($0.10)	($0.58)	($0.61)

Weighted average common shares outstanding
Basic	10,428	11,210	9,336	11,196

Diluted	10,428	11,210	9,336	11,196

The accompanying notes are an integral part of these financial statements.

SPECTRX, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
(unaudited)

	Nine months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,197)	$(6,594)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	274	410
Loss on retirement of assets	0	4
Amortization of deferred compensation	0	(61)
Changes in assets and liabilities:
Accounts receivable	414	799
Inventory	(144)	(338)
Other current assets	(22)	(668)
Other assets	(119)	(22)
Accounts payable	(319)	(453)
Accrued liabilities	(173)	(329)

Total adjustments	(89)	(658)

Net cash used in operating activities	(5,286)	(7,252)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property and equipment	(61)	(157)

Net cash used in investing activities	(61)	(157)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock (net of issuance costs)	11,290	241
Treasury stock	(33)	0

Net cash provided by financing activities	11,257	241

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	5,910	(7,168)
CASH AND CASH EQUIVALENTS, beginning of period	3,609	9,458

CASH AND CASH EQUIVALENTS, end of period	$9,519	$2,290

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three months and nine months ended September 30, 2001 and 2002, and the cash flows for the nine months ended September 30, 2001 and 2002. The results of operations for the three months and nine months ended September 30, 2001 and 2002 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 and our subsequent quarterly reports on Form 10-Q.

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

On June 18, 2002, the board of directors of FluorRx approved a series of actions that resulted in a dissolution of that corporation and its business. Those actions were subsequently approved by the FluorRx stockholders, and effective August 15, 2002, FluorRx was dissolved. There is no impact on our statement of operations or balance sheet for the quarter ended September 30, 2002 as a result of the dissolution.

3. STERLING MEDIVATIONS

On December 31, 2001, we purchased the outstanding shares of Sterling Medivations, Inc. Sterling Medivations (which is doing business as SimpleChoice(TM)) is a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling Medivations expanded our diabetes business opportunities by adding a portfolio of FDA-cleared insulin delivery products, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 634,713 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Sterling stockholders and option holders will also be entitled to up to an aggregate of 1,234,567 additional shares of our common stock in the future if the Sterling Medivations product line achieves specified financial goals. In connection with the acquisition of Sterling Medivations, we entered into employment agreements with four employees for terms expiring June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangibles in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations."

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

In October 2001, Abbott invested an additional $1 million in SpectRx common stock, acquiring 126,199 shares at $7.92 per share, which was subject to SpectRx maintaining certain rights to sublicense technology to Abbott. The purchase was associated with a milestone under a program to commercialize our continuous glucose monitoring technology for people with diabetes. The purchase raised Abbott's common stock ownership in SpectRx to approximately 5.9%, as of September 30, 2002.

On September 19, 2001, we announced that our board of directors had approved a stock repurchase program for up to $1 million of our common stock. As of September 30, 2002, we had purchased 6,700 shares of common stock at an average price of $5.66 per share.

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

In September 2001, we entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued dividends. The shares of preferred stock are mandatorily redeemable, except with respect to 100,000 shares, by us at $10 per share, plus accrued but unpaid dividends, beginning on December 31, 2002, if we receive a written notice from the holders of at least a majority of the shares of preferred stock on or before the later of September 30, 2002 or 60 days subsequent to the date that the we give notice to the holders of preferred stock of our right to redeem the shares. On September 27, 2002, Abbott sent written notice of its election to redeem the 425,000 preferred shares eligible for redemption. As a result, 162,500 of the shares of preferred stock are to be mandatorily redeemed on December 31, 2002, and the remaining 262,500 shares subject to redemption will be redeemed on or prior to January 31, 2004 if we achieve a revenue goal of $20 million during the year 2003. If we do not achieve this goal, then of such 262,500 shares of preferred stock, one-half must be redeemed prior to January 31, 2004, and the balance by December 31, 2004.

Dividends are accrued on the non-redeemable and redeemable convertible preferred stock at a rate of 6% per year and are included in the shortterm portion and longterm portion of redeemable convertible preferred stock in the accompanying balance sheets.

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

- whether our products in development will prove safe, feasible and effective;

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

- other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2001 and our subsequent Quarterly
   Reports on Form 10-Q.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and funding from collaborative arrangements. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our business strategy, we have established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We have collaborative arrangements with Abbott Laboratories and Respironics, Inc. for our continuous glucose monitoring and BiliChek(TM) products, respectively. We also have had a collaborative agreement with Welch Allyn since 1999 to jointly develop our cervical cancer detection product, although we expect to modify our relationship with Welch Allyn by entering into a cross-licensing agreement with Welch Allyn that will allow us to independently commercialize this product. In addition, we have a collaborative agreement with Roche related to a diabetes detection product, although there is currently little development activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products.

In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice(TM)), a company formed for the purpose of developing and marketing insulin-delivery products.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2002, we have an accumulated deficit of about $46.1 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2002 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. For 2002, a substantial majority of our product line revenues have come from our BiliChek product line. We expect that over half of our revenue in 2003 will be derived from sales of our SimpleChoice insulin delivery products, which have not yet been introduced to the market. Our other products for glucose monitoring and cervical cancer detection are still in development.

We currently sell our products either to distributors or to a collaborative partner, which then distributes our products, which results in revenues from distributor sales, manufacturing profits and royalties. The royalties and manufacturing profits that we expect to receive from Abbott and Respironics depend on sales of the applicable products. Our collaborative partners and we may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

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

  QUARTER OVERVIEW

  On September 17, 2002, we announced that Abbott Laboratories agreed to make a $1 million milestone payment under a program to commercialize our continuous glucose monitoring technology for people with diabetes. Abbott and SpectRx are developing the technology, which is designed to provide continuous glucose readings without using needles or drawing blood. The milestone payment was made on September 20 , 2002 after a previously announced dispute with Abbott regarding this milestone.

  Under a 1999 agreement, Abbott has exclusive worldwide marketing rights to SpectRx's interstitial fluid continuous glucose monitoring technology. The agreement includes terms related to financing, development milestone payments, and cooperative research and development. Under the agreement, SpectRx will receive a royalty on sales of disposables and has the option to manufacture continuous monitoring devices for Abbott.

  On September 27, 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. The agreement between Abbott and SpectRx contains a deadline of September 30, 2002 for this redemption election, after which these shares are eligible only for conversion. The conversion price, if Abbott had not elected to redeem, would have been the greater of the market price at the time of conversion and a pre-determined minimum price ($9.39 per share) contained in the agreement.

  On October 4, 2002, we announced that the listing of our common stock may be moved to the Nasdaq SmallCap Market. We received a determination from Nasdaq that we did not meet either the current net tangible assets requirement or the new higher stockholders' equity requirement for continued listing on the Nasdaq National Market.

  We must meet one of two maintenance standards to retain our Nasdaq National Market listing. Standard 1 currently requires at least $4.0 million of net tangible assets but changed to $10.0 million of stockholders' equity on November 1, 2002. Standard 2 requires the market value of listed securities to be $50 million.

   We requested and received a hearing to present reasons why we should remain listed on the Nasdaq National Market. The hearing took place on October 31, and we are awaiting a determination.

  Although there are no assurances that the appeal will be successful or that a transfer application to the Nasdaq SmallCap Market, if necessary, would be approved, we believe that we meet the applicable standards for inclusion on the Nasdaq SmallCap Market.

  On October 23, 2002, we announced that we completed the multi-center, pre-pivotal clinical trial of our non-invasive cervical cancer detection device, and that we are making final preparations to begin the FDA pivotal trial required for product approval.

  Analysis of results from the first 414 women in the pre-pivotal study indicates that our device detected 16% more high-grade precancers than Pap tests, the majority of which were the thin layer Pap tests. These results suggest that our device could reduce by more than half the 2.2 million unnecessary follow up colposcopic exams and 1.6 million unnecessary biopsies resulting from uncertain or false positive Pap test results. In the U.S., approximately $6 billion is spent annually on unnecessary follow-up Pap testing.

  Women tested with our device were scheduled for follow-up of an ambiguous or abnormal Pap test or pre-existing disease of the cervix. This is the same type of patient population as projected for the FDA pivotal trial, which we expect to begin in early 2003, followed by an application for regulatory approval in late 2003.

  Approximately 500 women participated in the clinical study, which was funded in part by the National Cancer Institute and conducted at four leading clinical centers in the U.S. Results from the study will be used to develop the final algorithm for evaluation in the upcoming FDA pivotal trials. Locations for the clinical study were the University of Miami, the Medical College of Georgia in Augusta, Georgia, Emory University/Grady Hospital in Atlanta and the Saint Francis Hospital and Medical Center in Hartford, Connecticut.

  The prototype devices use our proprietary biophotonic technology to locate cancers and precancers painlessly and non-invasively by analyzing light reflected from the cervix. The device creates an image of the cervix indicating the location and severity of disease. The technology distinguishes between normal and diseased tissue by detecting biochemical and morphological changes at the cellular level. Unlike Pap or HPV tests, our test does not require a tissue sample or laboratory analysis. To date more than 1,000 women have been tested on our prototype non-invasive cervical cancer detection devices.

  According to medical journal reports, cervical cancer is the third most common cancer in women worldwide. There are approximately 371,000 cases of cervical cancer diagnosed annually and approximately 190,000 deaths per year on a worldwide basis. Annually more than 60 million Pap tests are performed in the United States alone. We estimate the global market size for a non-invasive cervical cancer test at approximately $1.6 billion annually.

  On October 29, 2002 we announced plans to sell our non-core BiliChek business, which will allow us to focus on our diabetes and cancer businesses. When we announced the purchase of the SimpleChoice insulin delivery business in January of this year, we stated that we would concentrate on our diabetes and cancer businesses. In light of our focus on products that serve these large and growing markets, we decided to sell our BiliChek business as a non-core asset. We have been actively pursuing this initiative over the last several months with a number of qualified prospective purchasers that have expressed significant interest in the business. Proceeds from any such sale would provide us with non-dilutive financing to grow and expand our SimpleChoice insulin delivery product line.

  On October 29, 2002, we also announced that we believe we are on track to launch our first SimpleChoice product in December 2002. We expect significant revenue to be generated by our SimpleChoice products as we move into 2003. We have also been focused on our cost reduction program and other activities designed to conserve our financial resources for the launch of the SimpleChoice line of insulin delivery products and to achieve other important strategic objectives.

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

  General. Net loss available to common stockholders decreased to $1.1million during the three months ended September 30, 2002 as compared to $1.6 million for the same period in 2001. During the quarter, we received a $1.0 million milestone from Abbott for our continuous glucose monitoring program, which was offset by increased spending associated with the SimpleChoice product line and reductions in expense reimbursements from Abbott and Welch Allyn.

  Revenue. Revenue increased to approximately $1.6 million for the third quarter of 2002 as compared to $570,000 for the same period in 2001, primarily due to the receipt of the milestone payment of $1.0 million. Product revenue increased to $598,000 for the quarter ended September 30, 2002 from $570,000 for the same period in 2001. Product revenue is higher for the current quarter as compared to the comparable period in 2001, primarily due to the increased revenues from our BiliCal(TM) disposable sales.

  Cost of Sales. Cost of sales decreased to $356,000 for the three months ended September 30, 2002 from $410,000 during the same period in 2001. This decrease is due to a decrease in excess capacity production charges, which were lower for this period as compared to the same period in 2001, partially offset by cost of sales increases directly related to increased product revenue. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice product line.

  Research and Development Expenses. Research and development expenses increased to $1.3 million for the three months ended September 30, 2002 compared to $781,000 for the same period in 2001. The increase in research and development expenses was primarily due to $471,000 in costs associated with activities related to the SimpleChoice products and in reduced expense reimbursements from Abbott due to its assumption of development expense responsibility. We expect research and development expenses to remain at this level in the next quarter as we continue SimpleChoice product launch and development activities.

  Sales and Marketing Expenses. Sales and marketing expenses increased to

  $414,000 during the three months ended September 30, 2002 from $337,000 during the same period in 2001, due to increased marketing relating to our introduction of the SimpleChoice products. Marketing expenses are expected to increase in the future as we launch and market our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses decreased to $569,000 during the three months ended September 30, 2002 compared to $675,000 incurred during the same period in 2001. The decrease is primarily due to a decrease in costs associated with contractual obligations on certain patent rights. General and administrative expenses are expected to increase in the future with increases in administrative needs related to the SimpleChoice product line.

  Net Interest and Other Income. Net interest and other income decreased to about $24,000 for the three months ended September 30, 2002 as compared to $106,000 for the same period in 2001, due to lower cash balances for the period.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.

  General. Net loss available to common stockholders increased to $6.8 million during the nine months ended September 30, 2002 as compared to $5.4 million during the same period in 2001. Increased spending associated with the SimpleChoice product line and reductions in expense reimbursements from our collaborative partners were slightly offset by a $1.0 million milestone from Abbott, decreases in excess capacity, and other expense reductions.

  Revenue. Total revenue increased to $3.0 million for the nine months ended September 30, 2002 from $1.8 million for the same period in 2001, primarily due to the $1.0 million milestone received from Abbott for our continuous glucose monitoring program. Product revenue increased to $1.9 million for the nine months ended September 30, 2002 from $1.7 million for the same period in 2001. Product revenue is higher for the 2002 period than for the comparable period in 2001, due to the 4% increase in revenues from our BiliChek products, and service business revenues increase of $130,000.

  Cost of Sales. Cost of sales decreased to $1.2 million for the nine months ended September 30, 2002 from $1.4 million during the same period in 2001. This decrease is due to a decrease in excess capacity production charges, which were lower for this period than in 2001, partially offset by cost of sales increases directly related to increased product revenue. Research and Development Expenses. Research and development expenses increased to $4.7 million for the nine months ended September 30, 2002 compared to $3.0 million for the same period in 2001. The increase in research and development expenses was due to $1.3 million in expenses associated with the SimpleChoice products, and reduced expense reimbursements from Abbott, offset by reduced spending on the glucose monitoring program.

   We announced subsequent to the end of the third quarter that we planned to sell our BiliChek business as a non-core business to raise additional funds. We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through 2002, including the approximately $1.9 million due for the redemption of redeemable convertible preferred stock on December 31, 2002.

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

  RISK FACTORS

  Investing in our common stock involves a high degree of risk. You should carefully consider the specific factors listed below, as well as the other information included and incorporated by reference in this prospectus, before investing in our common stock.

  RISK FACTORS RELATING TO SPECTRX

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to integrate the recently acquired operations of Sterling Medivations and launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $46 million at September 30, 2002.

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

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer product, which will not be developed with a collaborative partner. In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from our collaborative partners will be sufficient to satisfy our funding requirements through 2002, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

  OUR SIMPLECHOICE PRODUCT LINE HAS A DIFFERENT FOCUS THAN OUR NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY INTEGRATE STERLING MEDIVATIONS.

  In December 2001, we acquired Sterling Medivations, a start-up medical device company that has developed a portfolio of diabetes products. We call that business and its product line SimpleChoice. SimpleChoice currently has no revenues or significant assets. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. SimpleChoice's future business will depend on our ability to develop various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we, or SimpleChoice, will be able to successfully develop or implement these functions.

  We cannot be sure that we will be able to successfully integrate the SimpleChoice business into our operations without substantial costs, delays or other problems. The difficulties of combining operations may be magnified by integrating personnel with differing business backgrounds and corporate cultures. The integration of SimpleChoice may take longer and be more disruptive to our company than originally anticipated and may result in a significant diversion of management attention and operational and financial resources. We and SimpleChoice may not be able to realize the benefits that are expected to be realized. Difficulties encountered in the integration process could have an adverse effect on our business, operations and financial condition.

  OR ABILITY TO SELL OUR PRODUCTS IS CONTROLLED BY GOVERNMENT REGULATIONS, AND WE MAY NOT BE ABLE TO OBTAIN ANY NECESSARY CLEARANCES OR APPROVALS.

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
  that the FDA will act favorably or quickly on these submissions;
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

  We, as well as our collaborative partners, will be required to adhere to applicable FDA regulations regarding good manufacturing practice, which include testing, control, and documentation requirements. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

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

  We have been issued, or have rights to, 40 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 51 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute interference proceedings. The defense and prosecution of intellectual property suits, Patent and Trademark Office proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that over half of our revenues in 2003 will come from sales of our new SimpleChoice diabetes product line, which has not been launched yet and some of which is still in development. Our ability to collect revenue from the BiliChek product line and our glucose monitoring product in development depends on our collaborative partners' abilities to generate sales of our products which will provide us with manufacturing revenue and royalties. The revenues that we expect to receive from each of our collaborative partners depend primarily on sales of our products, most of which are still in development. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with our collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us. In addition, our profit margins on some of our products are not likely to increase over time because they are subject to predetermined royalty rates and manufacturing profit rates.

  WE ARE DEVELOPING SOME PRODUCT LINES INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH MAY REQUIRE US TO ACCESS ADDITIONAL CAPITAL

   AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

  We are independently finishing development, building up production capacity, launching, marketing and distributing the SimpleChoice line of products. We also currently expect to commercialize our cervical cancer detection product independently of Welch Allyn, our collaborative partner for the early phases of this product. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital, attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any, of these products.

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

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our BiliChek and BiliCal products, as well as the diabetes detection product on a limited scale. We are having our initial product offerings in the SimpleChoice insulin delivery area manufactured by third parties. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. We have the right to manufacture certain glucose monitoring products under our agreement with Abbott. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  Since we are relying on third party manufacturing for our initial product offerings of the SimpleChoice product line, we are dependent upon those parties for product supply. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction, or create lower availability of product than our expectations. These delays could lead to lower revenue achievement and additional cash requirements for us. We announced at the end of July 2002 that we had experienced some delays in the ramp up of manufacturing that would push off the initial launch of our SimpleChoice easy product offering to at least one quarter past our original expected launch date. We also announced that initial volumes available to us would be at relatively low levels until higher volume productions become available later next year.

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

  We are responsible for marketing our infant jaundice product in countries other than the United States and Canada. In addition, we will be responsible for marketing our SimpleChoice product line. We have relatively limited experience in marketing or selling medical device products and only have a five person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. Furthermore, we are currently dependent on the efforts of Abbott and Roche for any revenues to be received from our glucose monitoring and diabetes detection products, if any. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 28% of our outstanding common stock as of September 30, 2002. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

  ITEM 4. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

  Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

  PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In September 2001, we announced our agreement with Abbott to postpone payment of a $1.0 million milestone due pursuant to an amendment to our agreement signed September 4, 2001. On May 17, 2002, we notified Abbott that we intended to pursue the alternative dispute resolution provisions of our agreement with Abbott regarding the non-payment of this milestone. We had provided Abbott with notice of our achievement of the milestone, but Abbott had disputed whether we have met the required conditions for the milestone payment and whether it is was due. On September 21, 2002, we received full payment of the $1.0 million milestone.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit Number	Exhibit Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b) Reports on Form 8-K

  The registrant filed a Form 8-K on August 1, 2002 announcing its earnings results for the quarter ending June 30, 2002.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

  SPECTRX, INC.

Date: November 14, 2002	By: /S/ THOMAS H. MULLER, JR.

  ----------------------------------------------------

  Thomas H. Muller, Jr.
  Executive Vice President and Chief Financial Officer
  (Duly Authorized Officer and Principal
  Financial and Accounting Officer)

  CERTIFICATIONS

  I, Mark A. Samuels, Chief Executive Officer of SpectRx, Inc., certify that:

  1. I have reviewed this quarterly report on Form 10-Q of SpectRx, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ MARK A. SAMUELS Mark A. Samuels Chief Executive Officer

  I, Thomas H. Muller, Jr., Chief Financial Officer of SpectRx, Inc., certify that:

  1. I have reviewed this quarterly report on Form 10-Q of SpectRx, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14 , 2002 _______	/s/ THOMAS H. MULLER, JR. Thomas H. Muller, Jr. Chief Financial Officer

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.1

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 14, 2002	/s/ MARK A. SAMUELS Name: Mark A. Samuels Title: Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 14, 2002	/s/ THOMAS H. MULLER, JR. Name: Thomas H. Muller, Jr. Title: Chief Financial Officer