Form 10-Q/A
period 2002-09-30
SPECTRX INC
filed 2002-11-14
CIK 924515

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No.1 to
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

  Sales and Marketing Expenses. Sales and marketing expenses increased to $1.5 million during the nine months ended September 30, 2002 from $711,000 during the same period in 2001, due to increased marketing activities relating to our introduction of the SimpleChoice products.

  General and Administrative Expenses. General and administrative expenses increased to $2.4 million during the nine months ended September 30, 2002 compared to $2.1 million incurred during the same period in 2001. The increase is primarily due to an increase in costs associated with management of the SimpleChoice products.

  Net Interest and Other Income. Net interest and other income decreased to about $81,000 for the nine months ended September 30, 2002 as compared to $184,000 for the same period in 2001, due to lower cash balances for the period.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through September 30, 2002, we received approximately $48.0 million in proceeds from sales of our debt and equity securities. At September 30, 2002, we had cash of approximately $2.3 million and working capital of approximately $1.2 million.

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

  Our major cash flows in the nine months ended September 30, 2002 consisted of cash out-flow of $7.3 million from operations and $157,000 in additions to property and equipment. $1.0 million of the cash out-flow from operations resulted from a prepayment of royalties relating to our agreement with Altea Technologies, Inc.

  We have historically received funds also from milestones and reimbursements from our collaborative partners. About 30% of our funds inflow has come from these sources.

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