Form 10-K
period 2002-12-31
SPECTRX INC
filed 2003-03-31
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________.

SPECTRX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	0-22179 (Commission File Numbers)	58-2029543 (I.R.S. Employer Identification Nos.)

6025A Unity Drive Norcross, Georgia (Address of Principal Executive Offices)	30071 (Zip Code)

Registrants' Telephone Number, Including Area Code:     (770) 242-8723
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44  million as of June 28, 2002, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date by the Nasdaq National Market.

As of February 28, 2003, the Registrant had outstanding 11,269,554 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders -- Items 10, 11, 12 and 13.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a medical technology company developing products for the diabetes management and non-invasive cancer diagnostics markets. We are using our leading-edge technologies to develop:

  innovative insulin delivery products, including some that were recently introduced to the marketplace;
  minimally invasive sampling procedures for the monitoring of glucose levels in people with diabetes; and
  painless, non-invasive alternatives to blood and tissue sampling procedures, primarily for detection of various epithelial layer cancers.

Our technology has historically been based upon biophotonic technology. Biophotonic technology is the use of light and other forms of energy to access the human body to diagnose and monitor disease. In addition, our technology includes innovative methods of delivering insulin to people with diabetes with our SimpleChoice(R) product line.

Within our diabetes management business, our insulin delivery products, including those in development, are designed to deliver insulin more comfortably and effectively than competing products. Additionally, we are developing products that measure glucose levels more conveniently and more frequently than products currently sold by our competitors. In our non-invasive cancer diagnostic business, we are developing products that we believe will provide less invasive and painless alternatives to products that are currently available for cancer detection. We believe the products in these areas can improve patient well-being and reduce healthcare costs since they reduce or eliminate pain, are convenient to use and provide rapid results at the point of care.

Significant portions of our historical activities have been done in collaboration with other, larger companies. We no longer have collaborative partnerships with respect to many of our historical products, as we have recently sold our infant jaundice detection product to our former collaborative partner, Respironics, Inc., terminated our agreement relating to our glucose monitoring product with Abbott Laboratories, and terminated our agreement relating to our cervical cancer detection product with Welch Allyn, Inc. We are continuing to independently develop and commercialize the glucose monitoring product and cervical cancer detection product. However, we have relied on our collaborative partners for a significant amount of the funding of product development in the past. We will need to obtain additional funding to continue developing our products, which we may seek from new collaborative partners. In addition, we may choose to seek and rely on collaborative partners in the future to distribute and market the products we are developing.

OUR BUSINESS STRATEGY

We exist to provide innovative medical products that improve the quality of life. Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and increases stockholder value. To achieve this mission, we are pursuing the following business strategies:

  Focus on Current Programs. We intend to maximize the market exposure of our current products and near-term product introductions. We introduced the first product in our line of products for the insulin delivery marketplace in the fourth quarter of 2002. We intend to implement this strategy by:
    expanding the distribution of our first insulin delivery products;
    introducing additional products to the marketplace as part of our SimpleChoice series of innovative insulin delivery products;
    expanding our sales and marketing activities and developing additional channels of distribution for our line of insulin delivery products; and
    investing in development of additional insulin-delivery products.
  Product Development. While maximizing the near-term commercialization of our first and upcoming insulin delivery products, we will continue our development focus on our technologies for minimally invasive and non-invasive tissue and fluid sampling procedures for use in products for glucose monitoring and detection of certain cancers. We will seek clearance for these products where necessary from the United States Food and Drug Administration, or FDA.
  Develop Additional Products. To ensure a new product pipeline, we intend to leverage our proprietary technologies to develop additional products from our current products and our other product development activities. We believe that our development activities in diabetes management and cancer detection have significant promise for additional product offerings. For example, we believe our interstitial fluid sampling technology may be applicable for monitoring compounds other than glucose and that our insulin delivery products may be used to deliver other drugs or compounds. We also believe that the technology used in the cancer detection products we are developing can be used for the detection of other cancers and to guide the removal and sampling of cancer cells.
  Address Large Market Opportunities. We believe that large market opportunities exist for products using our proprietary technologies. We intend to address these opportunities by selectively developing future products that we believe will meet unaddressed needs in these markets.
  Collaborate with Market Leaders. In the past, we have participated in collaborative arrangements with Abbott, Roche Diagnostics BMC, and Welch Allyn to assist in the early development efforts for certain of our technologies. Under such an arrangement with Respironics, we developed and commercialized an infant jaundice detection and monitoring product line, a business recently sold to Respironics. We may seek to establish strategic relationships with other leading companies for the development, commercialization and introduction of additional products, if it is the best path to commercialization for those products.

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

Currently, the most common means of insulin delivery are syringe, insulin pen and insulin pump. Approximately 90% of the people who use insulin in the U.S. use the syringe, 6% use the pen and 4% use the pump. Variances in the cost of supplies and varying degrees of insulin dependency affect the worldwide market for each of these products, which we believe is about $500 million for syringes, growing at 5% per year, $250 million for insulin pens and pre-filled syringes, growing at 30% per year, and $550 million for pumps, which includes $300 million for devices and $250 million for disposable components and is growing at 25% per year.

Infusion sets attach to the insulin pump and transport the insulin through tubing to a catheter that is inserted under the skin, where it is absorbed into the tissue. Infusion sets are generally used for about three days and discarded. A new infusion set is inserted under the skin at a different location and attached to the pump to continue treatment for another three days. In addition to insulin infusion sets, disposable products include insulin reservoirs, batteries and tapes.

We estimate the insulin pump infusion disposables market at about $250 million annually in the U.S. Consumers generally purchase infusion sets and other supplies from the pump manufacturer, distributors or durable medical equipment sellers. The average insulin pump user consumes about $1,300 annually in disposable supplies.

Our Insulin Delivery Products

We commenced our entry into the insulin delivery business through our acquisition of Sterling Medivations, inc. on December 31, 2001. Sterling Medivations, a start-up medical device company, had designed a line of FDA-cleared insulin delivery products. We issued approximately 610,000 shares of our common stock to former stockholders of Sterling Medivations in the acquisition. We also assumed the existing stock option plan of Sterling Medivations, and if all assumed stock options were exercised, we would be required to issue approximately 22,000 additional shares of our common stock to former holders of options to purchase Sterling Medivations common stock. The number of shares issued or reserved in connection with the merger is subject to further adjustment. Up to an aggregate of approximately 1.2 million additional shares of our common stock could be issued to former stockholders, or reserved for issuance to former option holders of Sterling Medivations, if the products developed by Sterling Medivations meet specified financial goals. The closing sales price for a share of our common stock on December 31, 2001 was $6.90, which, based on the shares of our common stock issued or reserved for issuance in connection with the merger, initially values the transaction at approximately $4.3 million. We have structured the activities in this market category under the registered trademark SimpleChoice.

In the fourth quarter of 2002, we shipped a small quantity of our first SimpleChoice diabetes management products: a reservoir for holding insulin in an insulin pump and a blood test for a diabetes indicator, A1c. The SimpleChoice products under development include a variety of insulin pump infusion sets, an insulin pen and other ancillary insulin delivery products. Since our acquisition of Sterling Medivations, we have received 10 FDA clearances for these products, bringing to 27 the number of FDA clearances for components and products that we expect to market.

We expect to market more significant levels of these products in 2003, introducing our first SimpleChoice insulin infusion sets, the easy and the quick, followed by additional product launches in coming years. Our SimpleChoice insulin pump infusion sets are designed to compete with infusion sets already on the market. Our products contain innovations and additional features, which we believe consumers will prefer over their existing insulin infusion sets. The features and benefits of our products include their:

- compatibility with the major insulin pump brands;
- 360 degree rotating hub for increased comfort through better flexibility and movement;
- compatibility with existing inserter devices;
- newly designed connection mechanism for quick removal; and
- improved needle tip for less painful insertion.

Our first insulin pump infusion set product is expected to be the SimpleChoice easy. This product is a 30-degree insertion infusion set designed to work with the major brands of insulin pumps on the market today. Our second insulin pump infusion set product is expected to be the SimpleChoice quick. This product is a 90-degree insertion infusion set designed to work with the major brands of insulin pumps. The quick will also feature a 360-degree rotating hub, which will allow the wearer more freedom of movement and greater flexibility.

Another product in the SimpleChoice product line is our insulin infusion patch, which is still under development. The patch is designed with microneedle technology to reduce pain and improve comfort over existing infusion sets. The microneedles in the patch penetrate the skin about 2.5 mm, as compared to up to 9 mm for conventional infusion sets.

In addition to insulin sets, the SimpleChoice product line is expected to include insertion devices. Initially, we expect to sell our products through distributors and durable medical equipment sellers. We also ultimately plan to make our products more widely available than infusion sets available from other manufacturers by expanding our distribution channels, which will provide our customers with easier access to our products.

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

Because glucose monitoring is an important part of every day life for people diagnosed with diabetes, the worldwide personal glucose monitoring market is substantial. We believe that the worldwide market for glucose monitoring products at manufacturers' price levels is about $4.0 billion annually and is growing at about 12%-18% per year. We believe that the market for personal glucose monitoring products is driven by four main factors:

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

Glucose monitoring products have evolved rapidly over time. The largest portion of this market is in conventional finger stick products. There are also blood glucose monitoring products now on the market that are designed to draw blood from the arm or leg, called alternate site products. Also in development are a number of continuous glucose monitoring products, which may reduce the need for finger sticks to draw blood. Various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products.

Our Glucose Monitoring Product

We are developing a glucose monitoring product that should allow people with diabetes to easily and accurately measure their glucose levels. This device uses our proprietary interstitial fluid sampling technology. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on our research, as well as independent research, have shown that interstitial fluid glucose levels correlate closely with blood glucose levels. We believe that using interstitial fluid to measure glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma before it can be measured to obtain an accurate result.

Our glucose monitoring product uses our microporation technology to collect a sample of interstitial fluid. We create micropores by directing a laser on the outer layer of the skin. We believe the creation of micropores will not damage adjacent tissue or penetrate deeply enough to reach the capillary bed or nerve layer below the outer layer of skin. The interstitial fluid sample obtained from the micropore may be measured once in a single-use application, or a stream of interstitial fluid may be repeatedly measured for a continuous monitoring application. Products using both sampling methodologies are intended to measure the glucose concentration of the interstitial fluid using disposable technology. Because our glucose monitoring products are designed to obtain a sample of interstitial fluid through the outermost layers of the skin and do not require a blood sample, their use does not significantly stimulate pain sensors and capillaries found in the deeper layers of skin. These products are expected to be free of the pain and blood involved in conventional finger stick or alternate site techniques.

The primary focus of our development activity is currently on the continuous monitoring product. We had previously been developing our single-use glucose monitoring product under a 1996 collaborative agreement with Abbott, which was terminated in January 2003. Abbott provided investments, milestone payments and reimbursement for research and development in support of the development program. We plan to proceed with the development of our continuous glucose monitoring technology as quickly as possible as a key element of our diabetes business unit. We also plan to seek technology and financial partners that already have experience with continuous glucose sensors.

During the course of research and development of a single-use glucose monitoring product, we discovered a technique in 1998 which allows for continuous monitoring of glucose. By applying a constant state of low-level vacuum to an array of micropores, a stream of interstitial fluid is produced. This stream of interstitial fluid may be passed over a sensor, which measures the glucose concentration, periodically providing the patient with readings. Feasibility data we generated in 1998 indicates that an array of micropores may be kept viable for up to three days. A second feasibility study showed that the concentration of glucose in the interstitial fluid continued to correlate to the concentration of glucose in the blood during a three-day period.

The product concept of the continuous glucose monitoring product consists of a disposable patch electronically connected to a small meter. The patch would be placed over an array of approximately four micropores created on the surface of the skin. This array could be placed in a number of locations, but the current concept would have it placed on the torso. The patch would be designed to eliminate spent interstitial fluid. The meter would be worn on a belt or hidden under clothing. The system would automatically collect a new glucose reading periodically, which would be recorded by the meter and presented on its display unit. The stored information could be downloaded for analysis. The meter could also indicate if the current reading is higher or lower than any previous reading, showing a trend. The meter would also be capable of giving an alarm for high or low glucose levels. For convenience, the umbilical attaching the meter to the patch would be detachable so that the patient may bathe or engage in other activities, then reattach the umbilical and resume monitoring the stream of interstitial fluid.

In addition to milestone payments from Abbott, we have received grants from the U.S. Centers for Disease Control and Prevention. We have now received nearly $1 million in funding to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The primary studies under this grant have taken place at the Barbara Davis Center in Denver, Colorado.

Our research and development on the continuous glucose monitoring technology is focused on the integration of our microporation, fluid management and glucose assay technology into a product. We expect product development to be followed by clinical trials and a regulatory submission.

We have announced that we intend to seek another collaborative partner to support our activities to commercialize our glucose monitoring product. We will need to reach an agreement with such collaborative partner to provide needed funding for additional product development, regulatory approval, production ramp-up and commercialization activities, or raise additional funds. There can be no assurance that we will be able to reach agreement with a collaborative partner or to find additional funding sources.

NON-INVASIVE DIAGNOSTICS BUSINESS

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

We believe the major market opportunities related to cervical cancer are in screening and diagnosis. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the U.S. has declined dramatically, due mainly to the increased use of the Pap smear screening test. However, the Pap smear screening test has a wide variation in sensitivity, or the ability to detect the disease, and specificity, or the ability to exclude false positives. A study by Duke University for the US Agency for HealthCare Policy and Research published in 1999 showed Pap test performance ranging from a sensitivity of 22% and specificity of 78% to sensitivity of 95% and specificity of 10%. About 55 million Pap tests are given annually in the U.S. The average price of a Pap test in the U.S. is $26. New technologies improving the sensitivity and specificity of Pap smear screening have recently been introduced and are finding acceptance in the market place.

After screening for cervical cancer by use of a Pap smear, if necessary, a visual examination of the cervix using a colposcope is usually followed by a biopsy at four to six locations. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the U.S. and Europe. The average cost of a stand alone colposcope examination in the U.S. is $185; the average cost of a colposcopy with biopsy is $277, plus approximately $190.

Our Non-invasive Cervical Cancer Product

We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The intended design is expected to identify cancers and precancers painlessly, non-invasively and at the point-of-care by shining light onto the cervix, then analyzing the light reflected or emanating from the cervix. The information presented by the light will be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, preserves the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. This feature of our system also allows doctors to make intelligent choices in selecting biopsy sites and could be expanded for use in assisting the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, the cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use disposable single-use calibration and alignment component similar to those we developed and manufactured for our infant jaundice product, the BiliChek®.

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

In 2002, we collected additional data on 600 patients using three prototype devices. This data was used to develop our algorithm in preparation for FDA pivotal trials. The FDA pivotal trials are expected to start using our existing prototype devices and conclude using a production prototype. Upon completion of the pivotal trials, we plan to submit an application for regulatory approval through the premarket approval, or PMA, process. We also plan to ask for expedited review. Unexpected problems, however, may arise during the development and regulatory approval processes.

The market for cervical cancer screening is currently dominated by lab-based cytological screening of samples obtained from patients. The market for primary screening is dominated by Cytyc, Inc., which markets the Thin Prep Pap test and Digene, Inc., which markets another method of cervical cancer screening, HPV (Human Papilloma Virus) detection. Digene is attempting to gain permission to use their device for primary screening. The Digene HPV test is already approved for use as a follow-up to ambiguous PAP results. We have conducted several marketing research programs related to the cervical cancer market and the impact of the growth of the lab-based cytological screening products. We are reviewing the impact of the changing competitive landscape related to our product development pace and our initial and potential positioning. We will have to demonstrate clinical and commercial effectiveness to be able to change current medical practice behavior and capture market share. Accordingly, we cannot be sure that these events will occur.

We spent most of our development effort from 1998 to 2001 under a collaborative agreement with Welch Allyn specifically focused on the development of a cervical cancer detection product. In November 2002, we reached an agreement terminating the collaborative development arrangement with Welch Allyn, effective as of December 10, 2001, and agreeing to certain cross-licensing provisions of technology developed under the collaborative agreement.

In February 2003, we announced we had received a $1.4 million grant from the National Cancer Institute to support our required pivotal clinicals. We have also announced that we are seeking additional funding for our cervical cancer program, from outside sources, in order to move the commercialization program forward for this product.

Our Skin Cancer Detection Product

In 2002, we licensed a skin cancer detection technology for Oregon Medical Laser Center in Portland, Oregon. This technology was invented by Steve Jacques, the inventor of a key part of our BiliChek infant jaundice detection and monitoring product line, recently sold to Respironics. The new Jacques technology uses polarization to enable the direct viewing of subsurface structures in the skin. Imaging of these structures has the potential to allow dermatologists and other doctors to quickly determine if a suspect lesion has affected the subsurface structure in any way. We believe cancerous lesions can be separated from non-cancerous lesions using this technology.

INFANT JAUNDICE

Our first commercial product, the BiliChek system for non-invasive detection of jaundice in infants, was introduced in 1998. The infant jaundice product was originally developed under a collaborative agreement with Respironics, which also granted Respironics an exclusive license to market and sell the product line in the United States and Canada. In March 2003, we announced that we had sold the assets related to the infant jaundice products to Respironics. Under the terms of the Asset Sale Agreement, we will receive ongoing royalties from the sale of the disposable element of the product line, trademarked the BiliCal, over the base amount of unit sales to distributors sold in 2002 for a period not to exceed five years. In addition, we can receive earn out payments based upon certain revenue achievements of the sales of infant jaundice products by Respironics over the next four years. We are obligated to provide some engineering work in order to receive additional payments or to receive royalties and earn out payments.

Respironics retains all responsibility and a significant degree of discretion regarding the timing of all activities related to sales of this product and the amount and quality of financial, personnel and other resources that it devotes to these activities.

COLLABORATIVE ARRANGEMENTS

Our business strategy for the development and commercialization of our products has depended, to a significant degree, on our ability to enter into and maintain collaborative arrangements with leading medical device companies. We have had collaborative arrangements with Abbott, Respironics, Welch Allyn and Roche. We have terminated our collaborative relationships with Abbott and Welch Allyn, and we have sold the assets related to our infant jaundice business to our collaborative partner, Respironics. Roche, our collaborative partner with respect to our diabetes detection product, is currently inactive with respect to our collaboration with them. We are, however, seeking a new collaborative arrangement for our glucose monitoring product, which was formerly being developed with Abbott. If we do, we will be, to varying degrees, dependent upon any collaborative partner for funding or providing the development, clinical testing, regulatory approval, manufacturing, and commercialization of our products.

We have continuing obligations related to our collaborative agreement with Abbott. We issued 525,000 shares of redeemable convertible preferred stock to Abbott for $5.25 million in December 1999 and January 2000. Of that preferred stock, 100,000 shares are not subject to redemption rights, and 425,000 shares have been designated for redemption. Pursuant to a settlement agreement, dated March 7, 2003, between Abbott and us (see Item 3. - Legal Proceedings), these 425,000 shares will be redeemed over a period of four years.

LICENSING ARRANGEMENTS

Georgia Tech Research Corporation

We have a license agreement with Georgia Tech Research Corporation. Under this agreement entered into in May 1991, as amended, Georgia Tech Research Corporation has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know-how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement.

Altea Technologies, Inc.

In March 1996, we entered into a license and joint development agreement among us, Altea and Non-Invasive Monitoring Company, Inc. Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. Both Altea and Non-Invasive Monitoring are jointly controlled by Jonathan Eppstein, formerly our vice president, and his sister. This agreement also covers one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea for the first year subject to both parties' approval. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. Future inventions in some areas made by us or Altea based on newly developed technology related to the licensed technology could be included within the agreement.

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

We and Altea and Non-Invasive Monitoring have arbitrated specified claims under these agreements. In December 2001, we and Altea reached a settlement related to our most recent arbitration, which amended the agreement with Altea and provided several changes to the obligations of both parties. Under the settlement, we both agreed to a process to agree on what is joint technology covered by the agreement, to end the inclusion of future intellectual property into joint technology, to eliminate any test for commercialization other than ordinary due diligence and to modify the scope of royalty payments. As part of the settlement, we agreed to pay minimum royalties due in 2002 - 2004 in advance during 2002, in exchange for a reduction in minimum royalties in future years. In November 2002, we modified our agreement with Altea to postpone some of the advance payments of minimum royalties until 2003.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

To date, we have been engaged primarily in the research, development and testing of our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. During 2002, we spent a significant amount of resources on research and development in the area of insulin delivery as a consequence of our 2001 acquisition of Sterling Medivations. Since inception to December 31, 2002, we incurred about $37.4 million in research and development expenses, net of about $11.8 million, which was reimbursed through collaborative arrangements. Research and development costs were about $5.8 million in 2000, $3.8 million in 2001 and $5.8 million in 2002. Four distinct groups conduct research, development and engineering. One group consists of engineers and support personnel who design optics, electronics, mechanical components and software for the infant jaundice, diabetes detection, continuous glucose monitoring and non-invasive cervical cancer detection products. A second group consists of scientists and engineers who devote their time to the development of microporation technology for the monitoring of glucose and other compounds. The third group consists of scientists and engineers focused on the development of cancer detection products. The fourth group consists of engineers developing insulin delivery products.

We believe that the interstitial fluid sampling technology we have under development for use in connection with our glucose monitoring products may also be used to develop alternatives for some blood tests where the analyte being tested is also present in comparable volumes in interstitial fluid.

To date, only prototypes of our glucose monitoring and cancer detection products have been tested. Because our research and clinical development programs are at an early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our glucose monitoring and cancer detection products are produced. Our SimpleChoice line of insulin delivery products is at various stages of development. While significant progress has been made in development and engineering, considerable additional effort and expense will be required for commercialization to occur and for products still in the development pipeline to become ready for commercial introduction.

MANUFACTURING

We plan to manufacture some of our products and to outsource the production of other, high volume products and associated disposables. To date, our manufacturing activities have consisted of building prototype devices, developing production infrastructure and building production versions of our BiliChek and BiliCal products. We have agreed, in conjunction with our asset sale agreement for this product line, to provide some manufacturing services as part of the transition of the manufacturing function to Respironics. We have little experience manufacturing products in the volumes that would be necessary for us to achieve significant commercial sales. To help us reach our goal of selling a high volume of insulin infusion disposable products, we have entered into supply agreements with experienced manufacturers. Currently, we employ 8 individuals to accomplish the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. In 1998, we announced that we had received ISO 9001/EN46001 and CE mark certification. These approvals enabled us to begin production of our BiliChek and BiliCal products and to begin shipment of these products into markets for which we have received regulatory clearance.

SALES, MARKETING AND DISTRIBUTION

We developed and managed a distribution system for our BiliChek product line prior to its sale. We have also developed the initial distribution system for our insulin delivery products. In addition, we expect to further develop, manage and service distribution channels for our insulin delivery products. We have traditionally elected to focus much of the sales and distribution of our products through our collaborative partners, although we do not currently have any collaborative agreements in effect with respect to these functions. We are seeking a collaborative partner for our glucose monitoring technology, which may include a sales and distribution agreement, although such an arrangement is not assured.

Our primary efforts to date have been to build the skill and information base to identify and quantify market segments to which our technologies can be economically developed and marketed, as well as to launch our two product lines that have been introduced to the market: the BiliChek product system and our SimpleChoice line of insulin delivery products. We have developed internal marketing and a distribution program for the SimpleChoice products to an introductory stage, andwe have developed packaging, advertising, display materials, and training for these products. In addition, we have signed distribution agreements or have entered into negotiations with companies we believe to be highly experienced in the diabetes supply business in the United States. Our previous experience in building a distribution system focused on entities that were experienced in neonatal markets in Europe, Asia and South America. We launched our BiliChek product in markets outside the U.S. and Canada in April 1998 and began introductory programs during the remainder of 1998. We shipped our first insulin delivery product, the SimpleChoice reservoir, in the fourth quarter of 2002. We expect to launch additional products during 2003. We have also added or engaged marketing personnel to develop and execute the programs necessary to launch the SimpleChoice product line and to manage sales of these products. We are still early in this product line's market introduction, and the efficacy of the marketing programs or the distributors has not yet been fully tested with our products.

PATENTS

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product, jointly applied with Altea for a U.S. patent and an international patent related to this device. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product, and we have licensed this proprietary technology to Roche under our collaborative arrangement. We have assigned our patents and patent licenses related to the BiliChek system to Respironics as a part of the asset sale, and have licensed Respironics for other patents for use in the infant jaundice management field. We gained access to several patent applications and one granted European patent related to insulin delivery when we acquired Sterling Medivations in December 2001.

One or more of the patents held directly by us or licensed by us from third parties, including the disposable components to be used in connection with our glucose monitoring product and the infant jaundice product, as well as processes used in the manufacture of our products, may be successfully challenged, invalidated or circumvented. Additionally, we may not otherwise be able to rely on these patents. In addition, we cannot be sure that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in foreign markets. If any of our patents are successfully challenged, invalidated or circumvented or our rights or ability to manufacture our products were to be proscribed or limited, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

COMPETITION

The medical device industry in general, and the markets for insulin delivery, glucose monitoring and cervical cancer detection in particular, is intensely competitive. If successful in our product development, we will compete with other providers of insulin delivery systems, personal glucose monitors, diabetes detection tests, and cancer detection products.

A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc.), Roche, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc.) are currently marketing traditional single-use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of effective use. Furthermore, a number of companies have developed products for alternate site glucose monitoring, including Amira, Johnson & Johnson, TheraSense and Abbott. Some competitors to our continuous glucose monitoring product, including Cygnus and MiniMed, have developed products and have received some form of FDA clearance. Accordingly, competition in this area is expected to increase.

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

The competition in the insulin delivery business includes existing manufacturers of insulin meters, which utilize insulin delivery infusion sets that will compete with our products. The U.S. market for insulin pumps is dominated by MiniMed, a subsidiary of Medtronic, Inc. In addition, there are companies that produce and market insulin delivery pens, syringes and other devices which will compete with our products.

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

Upon receipt of a premarket approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA makes this determination, it will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. An FDA review of a premarket approval application generally takes one to two years from the date the application is accepted for filing. However, this review period is often significantly extended by requests for more information or clarification of information already provided in the submission. During the review period, the submission may be sent to an FDA-selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the premarket approval application review process, the FDA will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable good manufacturing practice. If the FDA evaluations of both the premarket approval application and the manufacturing facilities are favorable, the FDA will issue a letter. This letter usually contains a number of conditions, which must be met in order to secure final approval of the application. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter authorizing commercial marketing of the device for specified indications and intended uses.

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

We will be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

EMPLOYEES AND CONSULTANTS

As of December 31, 2002, we had 50 employees and consulting or other contract arrangements with 26 additional persons to provide services to us on a full- or part-time basis. Of the 76 people so employed or engaged by us, 33 are engaged in research and development activities, 9 are engaged in sales and marketing activities, 11 are engaged in clinical testing and regulatory affairs, 8 are engaged in manufacturing and development, and 15 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following:

WE DO NOT HAVE ALONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $47.1 million at December 31, 2002.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners. We are seeking a collaborative partner for our glucose monitoring technology and are seeking targeted funding for our cervical cancer program. Any failure to find collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures is largely discretionary and depends on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer product, which are not being developed with a collaborative partner. In addition to funds that we expect to be provided by our collaborative partners, we may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the funding from prospective collaborative partners will be sufficient to satisfy our funding requirements through 2003, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we currently anticipate that our cash on hand and anticipated cash flow from operations will be adequate to fund our operations through 2003, only if we restrict additional expenditures on certain product development programs and limit our commercialization expenditures. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures and reductions in development activities should collaborative partners or additional funding not be secured. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

OUR SIMPLECHOICE PRODUCT LINE HAS A DIFFERENT FOCUS THAN OUR NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY MANAGE THESE OPERATIONS.

In December 2001, we acquired Sterling Medivations, a start-up medical device company that has developed a portfolio of diabetes products. We call that business and its product line SimpleChoice. SimpleChoice did not have revenues or significant assets prior to our acquisition. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. We shipped a small quantity of our first SimpleChoice product to be introduced to the market in the fourth quarter of 2002. SimpleChoice's future business will depend on our ability to develop more fully various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we, or SimpleChoice, will be able to successfully develop or implement these functions.

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

  We have been issued, or have rights to, 25 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 41 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2003 will come from sales of our new SimpleChoice diabetes product line, which has just been launched and some of which is still in development. Our ability to collect revenue from the BiliChek product line depends on Respironics' efforts in conducting that business. Our glucose monitoring product in development depends on finding a new partner and the collaborative partner's ability to generate sales of our products which will provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

  WE ARE DEVELOPING OUR CURRENT PRODUCT LINES INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH MAY REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

  We are independently finishing development, building up production capacity, launching, marketing and distributing our SimpleChoice line of products. We are also currently seeking direct funding for and expect to commercialize our cervical cancer detection product independently of any collaborative partner. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any, of these products.

  BECAUSE OUR PRODUCTS, WHICH USE DIFFERENT TECHNOLOGY OR APPLY TECHNOLOGY IN MORE INNOVATIVE WAYS THAN OTHER MEDICAL DEVICES, ARE OR WILL BE NEW TO THE MARKET, WE MAY NOT BE SUCCESSFUL IN LAUNCHING OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

  Our products are based on new methods of glucose monitoring and cervical cancer detection and new methods of delivery for our diabetes products. If our products do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

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

  Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring, insulin delivery, diabetes detection, or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or otherwise render our products obsolete.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY, WE COULD FAIL TO MEET OUR NASDAQ SMALLCAP MARKET LISTING REQUIREMENTS.

  The Nasdaq National Market and SmallCap Markets have minimum listing requirements. In December 2002, we applied for and moved to the Nasdaq SmallCap Market because we could not continue to meet the National Market listing requirements. A key requirement is the level of stockholders' equity. If we continue to realize losses and fail to secure additional equity investments, we would not meet the minimum listing requirements for the SmallCap Market and could be subject to delisting. Such a result could impact our ability to raise additional capital and could impair the liquidity and value of our common stock.

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our BiliChek and BiliCal products, as well as the diabetes detection product on a limited scale. We are having our initial product offerings in the SimpleChoice insulin delivery area manufactured by a third party. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  Since we are relying on third party manufacturing for our initial product offerings in the SimpleChoice product line, we are dependent upon those parties for product supply. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction, or create lower availability of product than our expectations. These delays could lead to lower revenue achievement and additional cash requirements for us. We announced at the end of July 2002 that we had experienced some delays in the ramp up of manufacturing that would push off the initial launch of our SimpleChoice easy product offering to at least one quarter past our original expected launch date. We also announced that initial volumes available to us would be at relatively low levels until higher volume productions become available later next year.

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR INTERNATIONAL REVENUE UNCERTAIN.

  We are responsible for marketing our SimpleChoice product line. We have relatively limited experience in marketing or selling medical device products and only have a four person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 25% of our outstanding common stock as of December 31, 2003. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 2. PROPERTIES

  We lease about 24,000 square feet in Norcross, Georgia, which comprise our administrative, research and development, marketing and production facilities and our planned manufacturing facility. Our lease for this facility expires in March 2004.

  ITEM 3. LEGAL PROCEEDINGS

  In September 2001, we announced our agreement with Abbott to postpone payment of a $1.0 million milestone due pursuant to an amendment to our agreement signed September 4, 2001. On May 17, 2002, we notified Abbott that we intended to pursue the alternative dispute resolution provisions of our agreement with Abbott regarding the non-payment of this milestone. We had provided Abbott with notice of our achievement of the milestone, but Abbott had disputed whether we have met the required conditions for the milestone payment and whether it was due. On September 21, 2002, we received full payment of the $1.0 million milestone.

  On January 7, 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our preferred stock held by Abbott as an offset to claims which have also been made by us under our agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our preferred stock were required to be redeemed on December 30, 2002 at $10.00 per share. We also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER

  MATTERS

  Our common stock is traded on the Nasdaq SmallCap Market under the ticker symbol SPRX. Until December 12, 2002, our common stock was traded on the Nasdaq National Market under the same symbol. The number of record holders of our common stock at February 28, 2003 was 156.

  The high and low last sales prices for the calendar years 2001 and 2002 as reported by the Nasdaq National Market are as follows:

	2001		2002
	--------------------------------------------		--------------------------------------------
	HIGH	LOW	HIGH	LOW
	--------	--------	--------	--------
First Quarter	$10.250	$6.000	$7.18	$4.46
Second Quarter	$ 9.210	$5.045	$6.60	$3.00
Third Quarter	$ 8.700	$5.100	$3.91	$1.45
Fourth Quarter	$ 8.100	$5.650	$2.31	$1.09

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

  On September 19, 2001, we announced that our board of directors had approved a stock repurchase program for up to $1 million of our common stock. For the year ended December 31, 2001, we had purchased 6,700 shares of common stock at an average price of $5.66 per share. We did not purchase any shares in 2002.

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

  On March 6, 2003, we sold our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price is $4 million with an additional $1 million to be paid based upon completion of product development work already underway, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results.

  During the year ended December 2002, the Company issued 46,101 shares of common stock valued at $118,125 in satisfaction of minimum royalty payments related to the company's exclusive rights to certain licensed patents. These shares were privately placed as unregistered sales of equity securities. In issuing these shares we relied upon the exemption from registration under section 4(2) of the Securities act of 1933.

  ITEM 6. SELECTED FINANCIAL DATA

  SPECTRX

  (IN THOUSANDS EXCEPT FOR PER SHARE FIGURES)

	YEAR ENDED DECEMBER 31,
	2002	2001	2000	1999	1998
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Revenues	$3,798	$2,458	$4,968	$3,337	$1,406
Cost and Expenses:
Cost of product sales	1,624	2,064	1,732	1,708	1,626
Research & Development	5,827	3,842	5,804	5,170	4,234
Marketing	1,649	846	957	900	1,058
General & Administrative	2,785	2,941	3,177	2,222	1,908

Loss from operations	(8,087)	(7,235)	(6,702)	(6,663)	(7,420)
Net interest & other income (expense)	(418)	269	355	125	783

Net loss	$(8,505)	$(6,966)	$(6,347)	$(6,538)	$(6,637)
Preferred Stock Dividends	(315)	(315)	(315)	(14)	0
Loss attributable to common share stockholders	$(8,820)	$(7,281)	$(6,662)	$(6,552)	$(6,637)
Net loss per common share
Basic & Diluted	$(.79)	$(.75)	$(.79)	$(.82)	$(.84)
Shares used to compute net loss per common share
Basic & Diluted	11,209	9,646	8,429	8,033	7,926

CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$7,472	$16,734	$7,148	$7,693	$7,654
Total Long term obligations, including
convertible, redeemable preferred stock	4,705	5,150	5,960	5,645	0

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference, into this report. Examples of these uncertainties and risks include, but are not limited to:

    access to sufficient debt or equity capital to meet our operating and financial needs;
    whether our products in development will prove safe, feasible and effective;
    our ability to continue to meet Nasdaq SmallCap Market listing standards.
    whether and when we or our strategic partners will obtain approval from the FDA and corresponding foreign agencies;
    our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
    the lack of immediate alternate sources of supply for some critical components of our products;
    our patent and intellectual property position;
    the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
    the effectiveness and ultimate market acceptance of our products; and
    the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of some of our products.

  The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott , Welch Allyn and Respironics for our continuous glucose monitoring, cervical cancer detection product and BiliChek products, respectively. Over the past year, we have sold our BiliChek business to our collaborative partner, Respironics, and have agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product and with Welch Allyn for our cervical cancer product. In addition, we have a collaborative agreement with Roche related to a diabetes detection product, although there is currently little development activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2002, we have an accumulated deficit of about $48 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2003 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2002, a substantial majority of our product line revenues have come from our BiliChek product line, which we sold in March 2003. We expect that the majority of our revenue in 2003 will be derived from sales of our SimpleChoice insulin delivery products, the first product of which has just been introduced to the market. Our other products for glucose monitoring and cervical cancer detection are still in development.

  We currently sell our products to distributors, which then distribute our products, resulting in revenues from distributor sales. The channels for sales of our glucose monitoring and cervical cancer detection are not currently established. The royalties that we expect to receive from Respironics depend on sales of the applicable products. We or our collaborative partner, if we secure one, may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

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

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or delivery of services. We also recognize milestone revenue from our collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone is due.

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

  RESULTS OF OPERATIONS

  Comparison of 2002 and 2001

  General. Loss attributable to common stockholders increased to about $8.8 million, or $0.79 per share, in 2002 from about $7.3 million, or $0.75 per share, in 2001. The increased loss was due primarily to a $3.1 million increase in expenses in 2002 entirely related to development, marketing and administrative expenses related to the SimpleChoice product line. This was offset by an increase of $1.8 million in gross profit in 2002 over 2001, primarily due to a $1.1 million milestone achievement in 2002 as compared to $0.1 million in 2001. We expect net losses to continue. We expect no additional milestone revenue for the foreseeable future, so we are dependent upon the growth of product revenue, which will provide funding for both the SimpleChoice product line as well as our development programs. It is possible that our product revenue will not meet our expectations. If this were to happen, future net losses could increase as a result of spending increases necessary to complete research, development and clinical trials of our products, begin sales and marketing efforts and establish manufacturing capabilities. This would delay some of our product development activities. In addition, we expect net losses to continue as we begin sales and marketing efforts and establish marketing capabilities for our SimpleChoice product line.

  Revenue and Cost of Product Sales. Total revenues increased to about $3.8 million in 2002 from about $2.5 million in 2001. The increase was primarily due to an increase in milestone payments received from collaborative partners, which increased to $1.1 million in 2002 from about $0.1 million in 2001. Product sales increased approximately 14% to $2.7 million in 2002 from about $2.4 million in 2001. Revenues related to the BiliChek product line increased approximately 8% for the year. Cost of product sales decreased significantly to about $1.6 million for the year ended December 31, 2002 from about $2.1 million in 2001. Cost of product sales was reduced largely as a result of reducing production overhead including excess production capacity.

  Research and Development Expenses. Research and development expenses increased to about $5.6 million in 2002 from about $3.8 million in 2001 primarily due to an increase of about $1.8 million in development expense related to the SimpleChoice product line. We expect research and development expenses to decrease mildly in the future based upon lower expected expenditures on our glucose monitoring and cervical cancer programs, and continued expenditures as we develop our SimpleChoice insulin delivery products.

  Sales and Marketing. Sales and marketing expenses increased to about $1.6 million in 2002 from about $846,000 in 2001. The increase in expense was due to approximately $1.2 million of expenditures related to establishing distributors, developing marketing materials, and building the infrastructure for the SimpleChoice brand. We expect sales and marketing expenses to increase in the future as we expand our marketing and sales activities for our SimpleChoice product line in support of the product launches expected to occur in 2003.

  General and Administrative Expense. General and administrative expense decreased to about $2.8 million for 2002 from about $2.9 million in 2001. Expenses related to SimpleChoice outside services and insurance caused increases of about $400,000, $80,000 and $60,000 respectively, which were offset by decreases in bonus payments ($202,000), attorney fees ($304,000) and contractor R&D ($32,000).

  Net Interest Income and Other Expense. Net interest income and other expense decreased to a loss of about $418,000 in 2002 from an increase of about $269,000 in 2001. The loss resulted from lower net interest income ($164,000) and a charge related to non-recourse loans to officers for which we received the collateral, which was at a lower value than the outstanding balance.

  Comparison of 2001 and 2000

  General. Loss attributable to common stockholders increased to about $7.3 million, or ($0.75) per share in 2001 from about $6.7 million, or ($0.79) per share in 2000. The increased loss was due primarily to a $2.6 million decrease in milestone payments received from collaborative partners in 2001 as compared to milestone payments received in 2000. This was offset by an increase in expense reimbursements from our collaborative partners in 2001 as compared to reimbursements in 2000 of about $2.0 million.

  Revenue and Cost of Product Sales. Total revenues decreased to about $2.5 million in 2001 from about $5.0 million in 2000. The decrease was solely due to a decrease in milestone payments, other than equity purchases, received from collaborative partners, which decreased to $100,000 in 2001 from about $2.7 million in 2000. Product sales increased approximately 6% to $2.4 million in 2001 from about $2.2 million in 2000. Revenues related to the BiliChek product line increased approximately 14% for the year. Cost of product sales did not exceed product revenue for the first time in 2000, and again in 2001, but at a relatively low margin as we are in the early stages of product introduction. Cost of product sales increased to about $2.1 million for the year ended December 31, 2001 from about $1.7 million in 2000. Cost of product sales was reduced by about $332,000 in 2000 due to an agreement with a collaborative partner to reimburse us for excess capacity. Also in 2001, we took a one time write off of obsolete tooling of about $150,000.

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

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through December 31, 2002, we received approximately $54.5 million in proceeds from sales of our debt and equity securities. At December 31, 2002, we had cash of approximately $1.3 million and working capital of approximately $1.3 million.

  In August 2002, Abbott notified us that it intended to redeem the $4.25 million of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of preferred stock on an extended schedule through 2006 (see Item 3. - Legal Proceedings).

  Our major cash flows in the year ended December 31, 2002 consisted of cash out-flow of $7.9 million from operations (including $8.5 million of operating loss) and $290,000 in additions to property and equipment. Of this cash out-flow from operations, $1.9 million resulted from a prepayment of royalties relating to our agreement with Altea Technologies, Inc.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. About 30% of our funds inflow has come from these sources. We are currently seeking an additional collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including a $1.4 million grant, to be spend over two years, from the National Cancer Institute for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work already in process, and up to $6.25 million in royalties and earn out payments based upon the future performance of the business as conducted by the buyer, Respironics. We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through 2003, including the approximately $700,000 due on redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer product in a timely fashion.

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

  New Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 141 and SFAS No. 142. See Goodwill and Other Intangible Assets in Note 2.

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

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", although it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairments of long-lived assets to be "held and used." The Company adopted SFAS No. 144 on January 1, 2002. The March 6, 2003 sale of the BiliChek assets has been accounted for in accordance with SFAS No. 144. See Note 12.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and is not expected to have a material effect on the financial statements of the Company.

  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145, no material effects upon the Company's financial statements are expected.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE REGARDING MARKET RISK

  We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

  ITEM 8. FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT AUDITORS

  To the Board of Directors and Stockholders

  SpectRx, Inc.

  We have audited the accompanying consolidated balance sheet of SpectRx, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 14, 2002 expressed an unqualified opinion on those statements before the disclosure and restatement adjustment described in Notes 1 and 3.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectRx, Inc. and subsidiary as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

  As discussed above, the financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Notes 1 and 3, the financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 have been restated to reflect a purchase price allocation adjustment to reverse goodwill initially recorded in the December 31, 2001 acquisition of Sterling Medivations, Inc. and record a corresponding decrease in the deferred tax asset valuation allowance account equal to the deferred tax liability established for patents acquired. We audited the adjustments that were applied to restate the purchase price allocation reflected in the 2001 financial statements. Our procedures included agreeing the deferred tax liability to the purchase price allocation in accordance with the asset purchase agreement and the valuation of intangibles acquired. In addition, as discussed in Note 2, the consolidated financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 and for each of the two years then ended have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which was adopted by SpectRx, Inc. as of December 31, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements, (b) agreeing the adjustments to reported net loss representing compensation expense and pro forma compensation expense related to those periods to the Company's underlying records obtained from management and (c) testing the mathematical accuracy of the reconciliation of pro forma net loss to reported net loss and related loss per share amounts. In our opinion, the purchase price allocation adjustment and revised stock compensation disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of SpectRx, Inc. and subsidiary other than with respect to the purchase price allocation adjustment and revised stock compensation disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

  The accompanying financial statements have been prepared assuming that SpectRx, Inc. and subsidiary will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and is dependent on and will need to obtain additional financing or generate sufficient cash flow from sales and royalty revenue to continue its development efforts and fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  /s/ Ernst & Young LLP

  Atlanta, Georgia
  March 11, 2003

  NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH SPECTRX, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS" ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRD TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECMEBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

  /s/ Arthur Andersen LLP

  Atlanta, Georgia

  February 14, 2002

  SPECTRX, INC. AND SUBSIDIARY

  CONSOLIDATED BALANCE SHEETS
  DECEMBER 31, 2001 AND 2002
  (IN THOUSANDS)
ASSETS	2001	2002	LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2002

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and cash equivalents	$ 9,458	$ 1,165	Accounts payable	$ 1,018	$ 565
Restricted Cash	0	122	Accrued liabilities	1,194	666
Accounts receivable, net of allowance for doubtful accounts of $76 and $46 in 2001 and 2002, respectively	1,229	291	Redeemable Preferred Stock - Short Term Portion	0	700
Inventories	437	643
Other current assets	408	776	Total current liabilities	2,212	1,931

Total current assets	11,532	2,997	COLLABORATIVE PARTNER ADVANCE	381	381

			REDEEMABLE PREFERRED STOCK	4,769	4,324

			STOCKHOLDERS' EQUITY:
			Preferred stock, $.001 par value; 5,000 shares authorized, 100 shares issued and outstanding as preferred stock in 2001 and 2002, respectively	1,125	1,185
			Common stock, $.001 par value; 50,000 shares authorized, 11,187 and 11,263 shares issued and outstanding in 2001 and 2002, respectively	11	11
			Additional paid-in capital	47,604	47,913
NONCURRENT ASSETS:			Treasury stock, at cost	(38)	(38)
Property and equipment, net	513	546	Deferred compensation	(19)	(88)
Intangibles	4,132	3,852	Notes receivable from officers	(31)	(47)
Due from related parties	557	77	Accumulated deficit	(39,280)	(48,100)

Total noncurrent assets	5,202	4,475	Total stockholders' equity	9,372	836

	$16,734	$7,472		$16,734	$7,472

  The accompanying notes are an integral part of these consolidated balance sheets.

  SPECTRX, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
  (In Thousands Except Per Share Data)

	2000	2001	2002

REVENUES:
Product sales	$2,219	$2,358	$2,698
Collaborative agreements	2,749	100	1,100

Total revenue	4,968	2,458	3,798

COSTS AND EXPENSES:
Cost of product sales	1,732	2,064	1,624
Research and development	5,804	3,842	5,827
Sales and marketing	957	846	1,649
General and administrative	3,177	2,941	2,785

	11,670	9,693	11,885

Operating loss	(6,702)	(7,235)	(8,087)

INTEREST INCOME (EXPENSE), net	334	254	91

OTHER INCOME (EXPENSE), net	21	15	(509)

NET LOSS	(6,347)	(6,966)	(8,505)

PREFERRED STOCK DIVIDENDS	(315)	(315)	(315)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,662)	$(7,281)	$(8,820)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.79)	$(0.75)	$(0.79)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,429	9,646	11,209

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARY

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER  31, 2000, 2001 AND 2002

  (In Thousands)
	Preferred	Common Stock		Additional Paid-In	Treasury	Deferred	Notes Receivable From	Accumulated	Stockholders' (Deficit)

	Stock	Shares	Amount	Capital	Stock	Compensation	Officers	Deficit	Equity

BALANCE, December 31, 1999	$0	8,056	$8	$25,888	$0	$(58)	$(31)	$(25,337)	$470

Issuance of common stock	0	406	1	4,863	0	0	0	0	4,864
Exercise of stock options	0	37	0	107	0	0	0	0	107
Employee stock purchase plan	0	9	0	69	0	0	0	0	69
Amortization of deferred compensation	0	0	0	0	0	58	0	0	58
Dividends on preferred stock	0	0	0	0	0	0	0	(315)	(315)
Net loss	0	0	0	0	0	0	0	(6,347)	(6,347)

BALANCE, December 31, 2000	0	8,508	9	30,927	0	0	(31)	(31,999)	(1,094)

Issuance of common stock	0	2,668	2	16,598	0	0	0	0	16,600
Conversion to preferred stock	1,125	0	0	0	0	0	0	0	1,125
Exercise of stock options	0	6	0	8	0	0	0	0	8
Employee stock purchase plan	0	12	0	71	0	0	0	0	71
Treasury stock purchase	0	(7)	0	0	(38)	0	0	0	(38)
Issuance of stock options	0	0	0	0	0	(19)	0	0	(19)
Dividends on preferred stock	0	0	0	0	0	0	0	(315)	(315)
Net loss	0	0	0	0	0	0	0	(6,966)	(6,966)

BALANCE, December 31, 2001	1,125	11,187	11	47,604	(38)	(19)	(31)	(39,280)	9,372

Amortization of deferred comp	0	0	0	0	0	37	0	0	37
Issuance of common stock for services	0	46	0	118	0	0	0	0	118
Non-employee stock options	0	21	0	142	0	(106)	(16)	0	20
Employee stock purchase plan	0	16	0	67	0	0	0	0	67
Sterling acquisition adjustments	0	(7)	0	(18)	0	0	0	0	(18)
Dividends on preferred stock	60	0	0	0	0	0	0	(315)	(255)
Net loss	0	0	0	0	0	0	0	(8,505)	(8,505)

BALANCE, December 31, 2002	$1,185	11,263	$11	$47,913	$(38)	$(88)	$(47)	$(48,100)	$836

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARY

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
  (In Thousands)

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,347)	$(6,966)	$(8,505)
Adjustments to reconcile net loss to net cash used in operating activities excluding the effects of acquisition:
Depreciation and amortization	400	360	533
Loss on retirement of property and equipment	0	116	5
Amortization of deferred compensation	58	0	54
Loss on notes due from related parties	0	0	508
Issuance of common stock for services	0	0	118
Changes in operating assets and liabilities:
Accounts receivable	(307)	30	938
Inventories	60	44	(206)
Other current assets	(173)	(11)	(368)
Accounts payable	350	(85)	(453)
Accrued liabilities	414	121	(528)

Total adjustments	802	575	601

Net cash used in operating activities	(5,545)	(6,391)	(7904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(440)	(90)	(290)
Acquisition of Sterling Medivations, net of cash and cash equivalents	0	198	(18)

Net cash used in investing activities	(440)	108	(308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	4,980	12,199	70
Treasury stock purchase	0	(38)	0
Issuance of redeemable convertible preferred stock	2,500	0	0
Due from related parties	(29)	(29)	(29)
Advance from a collaborative partner	0	0	0

Net cash provided by financing activities	7,451	12,132	41

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,466	5,849	(8,171)

CASH AND CASH EQUIVALENTS, beginning of year	2,143	3,609	9,458

CASH AND CASH EQUIVALENTS, end of year	$3,609	$9,458	$1,287

CASH PAID FOR:
Interest	$ 3	$ 2	$ 0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payment of dividends in the form of preferred stock and redeemable convertible preferred stock	$ 315	$ 315	$ 315

Common stock issued for royalty payments	$ 60	$ 189	$ 118

Common stock issued in acquisition of Sterling Medivations	$ 0	$ 4,229	$ (18)

Stock options issued in acquisition of Sterling Medivations	$ 0	$ 62	$ 0

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARY

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2001 AND 2002

  1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

  SpectRx, Inc. (the "Company" or "SpectRx") together with its subsidiary, Sterling Medivations, each a Delaware corporation, is a medical technology company developing and providing products for the diabetes and noninvasive diagnostic markets. The Company uses its technologies to develop minimally-invasive fluid sampling procedures, insulin delivery products and cancer detection products. The Company's goal is to introduce products that reduce or eliminate pain, are convenient to use, and provide rapid results at the point of care, thereby improving patient well-being and reducing health care costs. The Company's products are based upon a variety of proprietary technologies. The Company's products in development for glucose monitoring and cancer detection are based upon its proprietary biophotonic technologies. The technologies employed in its insulin delivery products, including those under development, are designed to deliver insulin more comfortably and effectively to people who have diabetes.

  On December 31, 2001, the Company acquired all of the outstanding common stock of Sterling Medivations, Inc. ("Sterling") a developer of innovative insulin delivery products for people with diabetes. The Company intends to develop and market its insulin products without a collaborative partner. See Note 3.

  On March 6, 2003, SpectRx sold the assets used in its infant jaundice detection products to Respironics, Inc., its former collaborative partner in these products. See Note 13.

  The financial statements of SpectRx, Inc as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 3, the financial statements of SpectRx, Inc. as of December 31, 2001 have been restated to reflect a purchase price allocation adjustment to reverse goodwill initially recorded in the December 31, 2001 acquisition of Sterling Medivations and record a corresponding decrease in the deferred tax asset valuation allowance account equal to the deferred tax liability established for patents acquired.

  Basis of Presentation

  The Company has a limited operating history upon which its prospects can be evaluated. The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced operating losses since its inception, and, as of December 31, 2002, it has an accumulated deficit of $48.1 million. To date, the Company has engaged primarily in research and development efforts. The Company first generated revenues from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least 2003 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

  In addition, a portion of the Company's revenues and profits are expected to be derived from royalties that it will receive from Respironics resulting from sales of the infant jaundice products and from the insulin delivery products developed by its subsidiary, Sterling. The royalties that the Company expects to receive from Respironics and manufacturing profits from Sterling depend on sales of these products. The Company intends to market its insulin delivery products directly to distributors and other customers. The Company and Respironics may not be able to sell sufficient volumes of its products to generate substantial royalties, distribution profits, and manufacturing profits for the Company.

  The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available either from obtaining additional financing or from sales and royalty revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that the Company will be able to raise additional funds or achieve planned sales volumes. These conditions raise substantial doubt about the Company's ability to continue as a going concern through at least December 31, 2003. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of this uncertainty.

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

  Inventories

  Inventories are stated at lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, (in thousands):

	2001	2002

Raw materials	$298	$475
Work in process	38	3
Finished goods	101	165

	$437	$643

  Advertising Costs

  All advertising costs are expensed as incurred. Approximately $513,000, $93,000, and $107,000 were charged to advertising expense for the years ended December 31, 2002, 2001, and 2000, respectively.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, (in thousands):

	2001	2002

Equipment	$1,953	$2,234
Furniture and fixtures	394	261

	2,347	2,495
Less accumulated depreciation	1,834	1,949

Property and equipment, net	$ 513	$546

  Goodwill and Other Intangible Assets

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002. Under the new rules, goodwill and intangible assets with indefinite lives are not subject to amortization but will be subject to a periodic impairment assessment by applying a fair-value based test. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

  As of December 31, 2002, goodwill of $57,000 relates to the excess of the purchase price of Sterling over the fair value of net assets acquired. Intangible assets relate to the excess of the purchase price of Sterling over the fair value of tangible net assets acquired. As of December 31, 2002, the financial statements include intangible assets of $4.2 million, net of amortization of $337,000. These intangible assets include $4.1 million related to patents as well as $32,000 related to non-compete and employment agreements acquired in the Sterling acquisition which are being amortized over 13 year and 18 month periods, respectively.

  Patent Costs

  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $550,000, $445,000 and $411,000 in 2000, 2001 and 2002, respectively.

  Clinical Trials

  Costs associated with internal clinical trials are expensed as incurred and contracted clinical trials are expensed as each patient is seen.

  Accounts Receivable

  Accounts receivable at December 31, 2002, include receivables due from product sales. There were no significant concentrations of credit risk in 2002. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral. For December 31, 2002, uncollectible accounts written off totaled approximately $30,000.

  Accrued Liabilities

  Accrued liabilities are summarized as follows at December 31, (in thousands):

	2001	2002

Accrued compensation	$483	$205
Accrued royalties	360	33
Other accrued expenses	351	428

Accrued liabilities	$1,194	$666

  Revenue Recognition

  In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company records revenue from product sales at the time the product is shipped or title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, and collectibility of the related receivable is reasonably assured. Revenue is recorded at gross which includes all shipping and handling costs, and recognized only when the Company has no significant future performance obligation. Revenue from collaborative agreements is recorded when milestones have been met. Periodic license fee payments under collaborative agreements related to future performance are deferred and recognized as income when earned.

  Research and Development

  Research and development expenses consist of non-reimbursed expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties. All research and development costs are expensed as incurred.

  Income Taxes

  The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management provides valuation allowances against the deferred tax assets for amounts which are not considered more likely than not to be realized.

  Stock Based Compensation

  In December 2002, the Financial Accounting Standards Board, (FASB), issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

  The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. (in thousands):

	Years Ended December 31,
	2000	2001	2002
Net loss, as reported	$(6,347)	$(6,966)	$(8,505)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(1,042)	$(1,103)	$ (767)

Proforma net loss	$(7,389)	$(8,069)	$(9,272)

Proforma net loss attributable to common stockholders	$(7,704)	$(8,384)	$(9,587)
Net loss attributable to common stockholders per share
Basic & Diluted - as reported	$ (0.79)	$ (0.76)	$ (0.79)
Basic & Diluted - pro forma	$ (0.91)	$ (0.87)	$ (0.86)

  Fair Value of Financial Instruments

  The book values of cash, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's collaborative partner advance is estimated based on the amount payable to settle the liability. Under this method, the fair value of the Company's collaborative partner advance was not significantly different than the stated value at December 31, 2001 and 2002.

  New Accounting Pronouncements

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 141 and SFAS No. 142. See Goodwill and Other Intangible Assets in Note 2.

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

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", although it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairments of long-lived assets to be "held and used." The Company adopted SFAS No. 144 on January 1, 2002. The March 6, 2003 sale of the BiliChek assets has been accounted for in accordance with SFAS No. 144. See Note 12.

  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and is not expected to have a material effect on the financial statements of the Company.

  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS No. 145, no material effects upon the Company's financial statements are expected.

  3. ACQUISITION

  On December 31, 2001, the Company purchased the outstanding shares of Sterling Medivations, now doing business as Simple Choice. Sterling is a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expands the Company's diabetes business by adding a portfolio of FDA-cleared insulin delivery products, including consumables for the rapidly growing insulin pump market. As a result of the merger, the Company issued a total of 612,562 shares of the Company's common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares of our common stock for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Following the merger, Sterling stockholders and option holders will be entitled to receive up to an aggregate of 1,234,567 additional shares of Company common stock in the future if the Sterling product line achieves specified financial goals. In connection with the acquisition of Sterling, the Company entered into employment agreements with four employees for terms expiring June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangible assets in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. In addition, goodwill and a related deferred tax liability of approximately $1.6 million have been recorded to reflect taxable temporary differences existing at December 31, 2001. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

  The financial statements of SpectRx, Inc. as of December 31, 2001 included goodwill and a related tax liability of approximately $1.6 million for taxable temporary differences existing at December 31, 2001 related to the acquired patents and non-compete agreements. The financial statements of SpectRx, Inc. as of December 31, 2001 have been restated to reflect a purchase price allocation adjustment to reverse the goodwill initially recorded and record a corresponding decrease in the deferred tax asset valuation allowance account equal to the deferred tax liability established for patents acquired.

  The restated allocation of the purchase price of $4.291 million and transaction cost of $385,000 arising from the acquisition is as follows (in thousands):

Net tangible assets acquired	$ 525
Patents	4,100
Noncompete and employment agreements	32
Deferred compensation	19

  During 2002, the Company recorded additional price adjustments resulting in $57,000 of goodwill.

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

	2000	2001

Pro forma revenues	$ 4,968	$ 2,458
Pro forma net loss attributable to common stockholders	$(7,283)	$(8,424)

Pro forma net loss per common share (basic and diluted)	$ (0.81)	$ (0.82)

  4. INVESTMENT IN FLUORRX, INC.

  In December 1996, the Company sublicensed certain technology to and acquired a 65% interest in FluorRx, Inc. ("FluorRx"), a corporation organized for the purpose of developing and commercializing technology related to fluorescence spectroscopy. The Company's interest in FluorRx is represented by two seats on the board of directors and 1.2 million shares of convertible preferred stock purchased for $250,000. In December 1997, March 1998, August 1998, and April 1999, FluorRx sold additional convertible preferred stock for net cash proceeds of $521,000, $429,000, $511,000, and $300,000, respectively. The issuance of additional preferred stock reduced the Company's ownership (on an as converted basis) to 43%. Effective with the August 1998 funding, the Company began accounting for FluorRx under the equity method of accounting. In connection therewith, the Company began suspending the equity losses from our investment in FluorRx.

  On June 18, 2002, the board of directors of FluorRx approved a series of actions that resulted in dissolution of that corporation and its business. Those actions were subsequently approved by the FluorRx stockholders, and effective August 15, 2002, FluorRx was dissolved. There is no impact on the Company's Statement of Operations or Balance Sheet for the year 2002.

  5. STOCKHOLDERS' EQUITY

  Common Stock

  On February 23, 2000, the Company completed a private placement of 400,000 shares of common stock. The shares were sold for $12.50 per share resulting in gross proceeds of $5,000,000. The Company incurred issuance costs of $197,000, which is presented as a reduction of proceeds in the accompanying statements of stockholders' equity.

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

  In September 2001, the Company's board of directors approved a stock repurchase program whereby the Company can purchase up to $1.0 million of its common stock. As of December 31, 2001, the Company has purchased 6,700 shares of common stock at an average price of $5.66 per share. No shares were repurchased in 2002.

  In October 2001, the Company issued 126,199 shares of common stock to Abbott for gross proceeds of $1 million. The issuance of shares of common stock was associated with a milestone under a program to commercialize the Company's continuous glucose monitoring technology for people with diabetes.

  During the year ended December 2002, the Company issued 46,101 shares of common stock valued at $118,125 in satisfaction of minimum royalty payments related to the company's exclusive rights to certain licensed patents.

  During November 2002, the Company issued a note to a former employee for the exercise of options for 21,000 shares of common stock. The shares are held in escrow for collateral on the note. The note is payable upon sale of all the shares or December 31, 2003, whichever occurs earlier. During 2002, the Company recognized approximately $19,000 in compensation expense associated with the issuance of this note. The outstanding note balance as of December 31, 2002 of approximately $16,000 is reflected in stockholders' equity.

  Preferred Stock

  In January 1997, the Company authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

  In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or securities at a rate of 6% per annum. During the years ended December 31, 2000, 2001 and 2002, the Company accrued dividends in the form of redeemable convertible preferred stock of $315,000 in each year. The preferred shares, together with any accrued but unpaid dividends, are convertible into common shares at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares (which notice may not be given prior to June 1, 2002). The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

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

  In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. On March 7, 2003, the Company reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of the Company's preferred stock held by Abbott redeemed by the Company. Abbott had previously elected to have 425,000 shares of the Company's preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company has agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay accrued dividends as to such shares. The Company's yearly financial obligations to Abbott under the agreement are approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

  Stock Options

  In May 1995, the Company adopted the 1995 Stock Plan (the "Plan") (as amended), under which 1,654,001 shares of common stock are authorized for use in the Plan. During the year ended December 31, 2000, the Company's board of directors amended the Plan by increasing the number of shares authorized for use in the Plan by 500,000 shares of common stock. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At December 31, 2002, options to purchase 112,941 shares of common stock were available for future grant under the Plan.

  Stock option activity for each of the three years ended December 31, 2002 is as follows:

	Number of Options	Weighted Average Price Per Share

Outstanding, December 31, 1999	1,114,509	$4.82

Granted	398,500	11.04
Exercised	(36,712)	3.05
Canceled	(46,237)	9.92

Outstanding, December 31, 2000	1,430,060	6.47

Granted	63,168	7.12
Exercised	(5,361)	1.40
Canceled	(97,500)	10.23

	1,390,367	6.25

Granted	329,929	4.22
Exercised	(21,429)	0.70
Canceled	(157,807)	8.16

Outstanding, December 31, 2002	1,541,060	$ 5.70

  The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2002:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Price	Weighted Average Contractual Life	Number of Shares	Weighted Average Price

$ 0.21-$ 0.70	333,574	$ 0.54	3.17 years	333,574	$ 0.54
$ 1.46-$ 4.26	174,015	2.35	7.11	95,670	2.86
$ 5.00-$ 9.00	794,210	6.93	6.59	570,762	7.34
$ 10.13-$ 16.50	239,261	11.22	7.47	156,806	11.24

Total	1,541,060	$ 5.70	6.05	1,156,812	$ 5.54

  In June 1996, November 1996, and December 1996, the Company granted options to purchase 269,652, 8,573, and 60,715, respectively, shares of common stock at exercise prices of $.70, $2.45, and $2.45 per share, respectively. In connection with the issuance of these options, the Company recognized $304,000 as deferred compensation for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. This deferred compensation was amortized ratably over the vesting period of the options.

  In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of December 31, 2002, 8,561 of these shares remain available for exercise.

  The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", however, the Company has computed for pro forma disclosure purposes the value of all options granted in each of the three years ended December 31, using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 2000, 2001 and 2002:

	2000	2001	2002

Risk-free interest rate	6.05%	4.60%	3.75%
Expected dividend yield	0%	0%	0%
Expected lives	4 years	4 years	4 years
Expected volatility	65%	63%	78%

  During the year ended December 31, 2002, the Company recorded deferred compensation of $106,000 in connection with options to purchase 40,000 shares of common stock outstanding to a non-employee. These options were issued in exchange for services. The vesting period provided for one-quarter vesting annually. Approximately $35,000 was expensed in 2002 relating to these options.

  Company shares outstanding and reserved December 31, 2002, are as follows:

Common Shares
Options issued under employee incentive plan	1,541,060
Options issued under employee incentive plan	121,502
Shares reserved under employee stock purchase plan	148,275
Warrant shares reserved	379,127
Preferred shares reserved	138,754

  Employee Stock Purchase Plan

  In 1997, the Company adopted an employee stock purchase plan under which the Company may issue up to 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 2002, there were 148,275 shares available for future issuance under this plan.

  6. INCOME TAXES

  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $47,446,490 available to offset its future income tax liability. The NOL carryforwards begin to expire in 2007. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years if significant ownership changes have occurred.

  Components of deferred taxes are as follows at December 31, (in thousands):

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$13,825	$18,030

Deferred tax liabilities:
Intangible assets and other	$ 1,591	$1,313

	12,234	16,717
Valuation allowance	(12,234)	(16,717)

	$ --	$ --

  The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2000	2001	2002

Statutory federal tax rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(4)	(4)	(4)
Nondeductible expenses	2	2	0
Valuation allowance	36	36	38

	0%	0%	0%

  7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

  Future minimum rental payments at December 31, 2002 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

2003	$214
2004	74
2005	24
2006	0

  Rental expense was $360,000, $333,000, and $288,000 in 2000, 2001 and 2002, respectively.

  Employment Agreements

  In connection with the acquisition of Sterling, the Company entered into employment agreements with four employees for terms expiring June 2003. The agreements each provide for severance of not more than $235,000 plus benefits for termination of employment for any reason other than cause. In the event of termination without cause, the salary and benefits are to be paid for a term not to exceed six months. Two of these employees have since left the Company. Expense incurred under these arrangements amounted to $70,000 during year 2002.

  Litigation and Claims

  The Company has been subject to certain asserted and unasserted claims, against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management, there are no known claims against the Company's owned or licensed intellectual property rights that will have a material adverse impact on the Company's financial position or results of operations.

  Legal Proceedings

  In September 2001, the Company announced its agreement with Abbott to postpone payment of a $1.0 million milestone due pursuant to an amendment to an agreement signed September 4, 2001. On May 17, 2002, the Company notified Abbott that it intended to pursue the alternative dispute resolution provisions of its agreement with Abbott regarding the nonpayment of this milestone. The Company had provided Abbott with notice of its achievement of the milestone, but Abbott had disputed whether the Company had met the required conditions for the milestone payment and whether the payment was due. On September 21, 2002, the Company received full payment of the $1.0 million milestone.

  In January, 2003, the Company announced that it had given notice that it was initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that it was withholding payment due in connection with the redemption of the shares of the Company's preferred stock held by Abbott as an offset to claims which have also been made by the Company's under its agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of SpectRx preferred stock were required to be redeemed on December 30, 2002 at $10.00 per share. The Company also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised the right to terminate the agreement on January 7, 2003. A settlement with Abbott Laboratories was reached on March 10, 2003 regarding the disputes in connection with the prior termination of the parties Agreement and the election of Abbott to have shares of the Company's preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, the Company has agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million, and $1.9 million for 2003, 2004, 2005, and 2006, respectively.

  Grants

  In October 2000 and September 2001, the Company received grants of $307,000 and $338,000, respectively, from the Center's for Disease Control and Prevention ("CDC") to adapt its glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The funding will be used to conduct clinical studies, research ergonomic issues and to assist in developing a plan for regulatory approval of the technology for children and the elderly. The grant announcement represents a commitment of more than $938,000 in funding to date from the CDC. As of December 31, 2002, $122,000 remains available under this grant. This amount is reflected as restricted cash on the Consolidated Balance Sheet at December 31, 2002.

  In July 2001, the Company received a grant from the National Cancer institute for $130,000 for the Company's cervical cancer program. In February 2003, the Company received an additional $1.4 million grant from the National Cancer Institute to further studies into the company's cervical cancer program.

  All funds received from grants are recorded as reductions in Research & Development expenses on the Company's Income Statements.

  8. RELATED-PARTY TRANSACTIONS

  In connection with a June 1994 sale of approximately 325,500 shares of restricted stock, the Company loaned two officers of the Company $48,000, of which $31,000 is outstanding at December 31, 2002. These full recourse loans were secured by the related common stock of the Company held by the officers, bore interest at 6% per annum, and became payable on December 31, 2002. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheets. These notes were fully satisfied in January and February 2003, and the collateral was released.

  In October 1996, the Company loaned two officers a total of $400,000. The loans were secured by shares of common stock of Laser Atlanta Optics, Inc. ("LAO") and shares of the Company's common stock. The Company and LAO are related through a common group of shareholders. The loans, which were recourse only to the extent of the collateral, bore interest at 6.72% per annum and became due and payable on December 31, 2002. During February 2003, SpectRx took possession of the collateral. As of December 31, 2002, these loans have been written down to their estimated fair value of $57,000, which represents the value of the collateral shares at December 31, 2002. The resulting charge to operations in 2002 was approximately $508,000.

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

  The Company generally has the option not to make required minimum royalty payments, in which case the Company loses the exclusive license to develop applicable technology. Minimum required payments to maintain exclusive rights to licensed technology are as follows at December 31, 2002 (in thousands):

2003	$ 1,500
2004	0
2005	200
2006	200
2007	200

  During 2000, 2001 and 2002 the Company incurred royalty expense of $813,000, $1,184,000, and $1,088,821, respectively.

  Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

  10. COLLABORATIVE AGREEMENTS

  During 2002, the Company had collaborative research and development agreements (the "Agreements") with collaborative partners for the joint development, regulatory approval, manufacturing, marketing, distribution, and sales of products. The Agreements generally provided for nonrefundable payments upon contract signing and additional payments upon reaching certain milestones with respect to technology.

  Abbott

  The Abbott Agreement, as amended, required Abbott to make milestone payments based on progress achieved, to remit royalties to the Company based on net product sales, and to reimburse certain direct expenses incurred by the Company in connection with the development of glucose monitoring products. Reimbursed expenses of $827,000, $2.8 million, and $745,000 for the years ended December 31, 2000, 2001 and 2002, respectively, have been netted with research and development expenses in the accompanying statements of operations. The Company recorded revenues of $2.5 million, $0, and $1.0 million during 2000, 2001 and 2002, respectively, related to the achievement of certain milestones.

  In 1997, Abbott purchased $3.0 million of series C preferred stock and in November 1999, subscribed to $5.25 million of redeemable convertible preferred stock (Note 5). In 2001, the Company entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends. In 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the redeemable convertible preferred stock eligible for redemption. At December 31, 2001, a receivable from Abbott represented 42% of accounts receivable. The balance due was paid in January 2002.

  In January 2003, the Company's agreement with Abbott was terminated. See Notes 5 and 7.

  Welch Allyn

  The Welch Allyn Agreement required Welch Allyn to share equally the operating expenses and cost of capital assets, to make milestone payments based on progress achieved, and to pay the Company a technology access fee. Reimbursed expenses of $987,000, $831,000, and $ 0 for the years ended December 31, 2000, 2001 and 2002, respectively, have been netted with research and development expenses in the accompanying statements of operations. In November 2002, Welch Allyn and the Company agreed to terminate this Agreement.

  Roche

  The Roche Agreement requires Roche to make milestone payments based on progress achieved and to purchase diabetes screening products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. During 2000, 2001 and 2002, the Company recorded $124,000, $0, and $0, respectively, in revenues related to the achievement of certain milestones.

  In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times from Roche. The balance is noninterest bearing and is due upon the date in which Roche has received delivery of 250 diabetes screening devices pursuant to the Roche agreement and Federal Drug Administration Regulatory clearance has been issued.

  Respironics

  The Respironics Agreement required Respironics to make milestone payments based on progress achieved and to purchase infant jaundice products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. The Company recorded revenues of $125,000, $100,000, and $100,000 in 2000, 2001 and 2002, respectively, related to the achievement of certain milestones. Additionally, Respironics purchased products amounting to $479,000, $726,000, and $900,000 during 2000, 2001 and 2002, respectively, from the Company. On March 6, 2003, the Company sold its infant jaundice product line and assets to Respironics. See Note 13.

  11. BUSINESS SEGMENT INFORMATION

  The Company operates in one business segment, the research and development of medical products. The Company had no product sales prior to fiscal year 1998. During fiscal years 2000, 2001, and 2002, total product revenues of $2,219,000, $2,358,000, and $2,698,000 respectively, related primarily to the Company's infant jaundice product. The Company had licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics. The Company distributed the product outside the United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenues attributable to countries based on the location of the customer are as follows (in thousands):

	2000	2001	2002

United States and Canada	$ 837	$1,043	$1,602
Europe	687	958	822
Latin America	191	112	26
Middle East	54	67	37
Asia	400	144	182
Other	50	34	29

Total	$2,219	$2,358	$2,698

  Because all product revenues are derived from the sale of U.S. produced product, the Company has no significant long-lived assets located outside the United States.

  12. SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (unaudited)
	Quarter Ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	2001	2001	2001	2001	2002	2002	2002	2002
	(in thousands except per share data)
Total Revenue	621	635	570	632	652	774	1,598	774

Cost of Goods Sold	501	506	410	647	424	393	356	451

Operating Income	(2,346)	(1,402)	(1,633)	(1,854)	(2,406)	(3,196)	(1,073)	(1,412)

Net Loss	(2,310)	(1,360)	(1,527)	(1,769)	(2,370)	(3,175)	(1,049)	(1,911)

Preferred Stock Dividends	(79)	(79)	(78)	(79)	(79)	(79)	(78)	(79)

Loss Attributed to Common Stockholders	(2,389)	(1,439)	(1,605)	(1,848)	(2,449)	(3,254)	(1,127)	(1,990)

Net Loss Per Share
Basic	($0.28)	($0.16)	($0.15)	($0.18)	($0.22)	($0.29)	($0.10)	($0.18)
Diluted	($0.28)	($0.16)	($0.15)	($0.18)	($0.22)	($0.29)	($0.10)	($0.18)

Weighted Average Common shares Outstanding
Basic	8,512	9,048	10,428	10,559	11,202	11,197	11,210	11,249
Diluted	8,512	9,048	10,428	10,559	11,202	11,197	11,210	11,249

  The Company recorded a $508,000 charge to operations in December 2002 for the extinguishments of officer loans. See Note 8

  13. SUBSEQUENT EVENTS

  On March 6, 2003, the Company sold its BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics, Inc. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results. The sale of the BiliChek products enables the Company to focus on expanding its diabetes and cancer detection businesses. At December 31, 2002, fixed assets of approximately $443,000, which were fully depreciated, and inventory of $643,000 were included in the sale. BiliChek revenue was approximately $2.5 million in 2002, which represents 65% of the Company's total revenue for the year.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

  FINANCIAL DISCLOSURE

  On June 14, 2002, we filed a Current Report on Form 8-K reporting under Item 4 - "Changes in Registrant's Certifying Accountant" as follows:

  "On June 12, 2002, the audit committee of the board of directors of SpectRx, Inc. voted to dismiss its independent public accountants, Arthur Andersen LLP, effective on that date. On June 12, 2002, the audit committee of the board of directors voted to engage the services of Ernst & Young LLP to serve as SpectRx's independent public accountants for its 2002 fiscal year, effective on that date.

  Arthur Andersen's reports on SpectRx's consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

  During SpectRx's two most recent fiscal years through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with Arthur Andersen's report on SpectRx's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

  SpectRx provided Arthur Andersen with a copy of the foregoing disclosures and Arthur Andersen provided a letter, dated June 14, 2002, stating its agreement with such statements.

  During SpectRx's two most recent fiscal years and through the date of its filing on Form 8-K on June 14, 2002, SpectRx did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on SpectRx's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K."

  PART III

  Certain information required by Part III is omitted from this Report on Form 10-K in that the registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the registrant's 2003 Annual Meeting of Stockholders to be held on May 22, 2003, and certain information included therein is incorporated herein by reference.

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement is hereby incorporated by reference. Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers as of February 28, 2003:

NAME	AGE	POSITION
Mark A. Samuels	44	Chairman, chief executive officer and director
Keith D. Ignotz	55	President, chief operating officer and director
Thomas H. Muller, Jr.	61	Executive vice president, chief financial officer and secretary
Mark L. Faupel	47	Executive Vice president, chief technology officer
Richard L. Fowler	46	Vice president engineering
Walter J. Pavlicek	56	Vice president operations

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

  Mark L. Faupel, Ph.D. has served as our vice president of research and development since August 1998. Dr. Faupel joined us on February 2, 1998 in the capacity of vice president, new product development. Prior to that time, Dr. Faupel was an independent consultant to us and other firms in cancer research. From 1987-1997, Dr. Faupel held various positions with Biofield Corporation, a medical device company in the area of breast cancer detection, a firm which he co-founded and served as vice president, director of science and vice president, research and development. Richard L. Fowler has served as our vice president of engineering since August 2002. He also served as vice president of technology assessment from August 2000 until August 2002, and our vice president of engineering when he joined us in February 1996. Prior to that time, Mr. Fowler worked for Laser Atlanta Optics, Inc., where he held the positions of president and chief executive officer from August 1994 to February 1996. As vice president of engineering for Laser Atlanta Optics from 1992 to 1994, Mr. Fowler managed the development of three laser sensor products. Mr. Fowler earned a B.S. in Electrical Engineering from University of Texas.

  Walter J. Pavlicek, Ph.D. has served as our vice president of operations since August 2002 and our vice president of engineering when he joined us in July 2000. From 1995 to 2000, Dr. Pavlicek was director of new products for Bayer Diagnostics and from 1991 to 1995, he was an executive, information management for Boehringer Mannheim (since acquired by Roche). From 1980 to 1991, Dr. Pavlicek was member of technical staff-supervisor at Bell Laboratories. Dr. Pavlicek earned a Ph.D. and M.S. from Saint Louis University and a B.S. from the University of San Francisco. All his degrees are in Mathematics.

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

  ITEM 14. CONTROLS AND PROCEDURES

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

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) The following documents are filed as a part of this Report:

  1. CONSOLIDATED FINANCIAL STATEMENTS

    Report of Independent Auditors
    Consolidated Statements of Operations for the Years
    Ended December 31, 2000, 2001 and 2002
    Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 2000, 2001 and 2002
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002
    Notes to Consolidated Financial Statements

  2. FINANCIAL STATEMENT SCHEDULE.

  Schedules are not included in this Annual Report on Form 10-K, as they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  3. EXHIBITS

  Refer to (C) below.

  (B) REPORTS ON FORM 8-K

  SpectRx filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002.

  The registrant filed a Form 8-K on October 4, 2002 announcing under Item 5 its continued listing on the Nasdaq National Market.

  The registrant filed a Form 8-K on December 12, 2002 announcing Under Item 5 the transfer of the listing of its common stock to the Nasdaq SmallCap Market.

  The registrant filed a Form 8-K on December 20, 2002 announcing Under Item 5 it signed an agreement that terminated its Development and Commercialization Agreement to jointly develop a cervical cancer detection product with Welch Allyn, Inc. on November 19, 2002. This will allow SpectRx to independently commercialize this product.

  (C) EXHIBITS

  The exhibits listed on the accompanying Index to Exhibits are filed as part hereof, or incorporated by reference into, this Report. All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by SpectRx, Inc. file number 0-22179 unless otherwise indicated.

  EXHIBIT INDEX

  EXHIBIT

EXHIBIT NO.	DESCRIPTION
3.1A(2)	Certificate of Incorporation, as amended.
3.1B(7)	Certificate of Designations for Redeemable Convertible Preferred Stock.
3.2A(1)	Bylaws.
3.2B(7)	Amendment to Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(8)	Form of Common Stock Warrant.
10.1(1)	1997 Employee Stock Purchase Plan and form of agreement thereunder.
10.2(1)	1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
10.4(1)	Assignment and Bill of Sale, dated February 29, 1996, between Laser Atlanta Optics, Inc. and SpectRx.
10.5(1)	Security Agreement, dated October 31, 1996, between Mark A. Samuels and SpectRx.
10.6(1)	Security Agreement, dated October 31, 1996, between Keith D. Ignotz and SpectRx.
10.7A(1)*	License Agreement, dated May 7, 1991, between Georgia Tech Research Corporation and Laser Atlanta Optics, Inc.
10.7B(1)	Agreement for Purchase and Sale of Technology, Sale, dated January 16, 1993, between Laser Atlanta Optics, Inc. and SpectRx.
10.7C(1)	First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and SpectRx.
10.8(1)	Clinical Research Study Agreement, dated July 22, 1993, between Emory University and SpectRx.
10.9A(1)*	Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and SpectRx.
10.9B(1)*	Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and SpectRx.
10.10(1)	Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and SpectRx.
10.11A(1)	License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.
10.11B(11)**	Amendment to License and Joint Development Agreement, dated December 30, 2001, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.
10.12A(1)*	Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and SpectRx.
10.12B(4)*	Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and SpectRx.
10.13(1)	Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical Center and SpectRx.
10.14A(1)*	Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and SpectRx.
10.14B(3)*	Letter Agreement, dated December 22, 1997, between Abbott Laboratories and SpectRx.
10.14C(6)*	Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.
10.14D(9)*	Fourth Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.

10.15A(1)	Lease, dated September 21, 1993, between National Life Insurance Company d/b/a Plaza 85 Business Park and SpectRx, together with amendments 1, 2, 3 and 4 thereto and Tenant Estoppel Certificate, dated September 20, 1994.
10.16A(5)*	Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.
10.16B(5)*	Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx.
10.17(10)	Agreement and Plan of Merger, dated December 31, 2001 by and between SpectRx, Inc. Sterling Medivations, Inc., SM Merger Sub, Inc. and certain shareholders of Sterling Medivations, Inc.
10.18	Agreement and Plan of Merger, dated December 31, 2001, by and among SpectRx, SM Merger Sub, Inc., Sterling Medivations, Inc. and certain stockholders (incorporated by reference to Exhibit 21 the Registrant's Current Report on Form 8-K filed January 14, 2002).
10.19	Agreement for Termination of Development and Commercialization Agreement, dated November 19, 2002, between SpectRx and Welch Allyn, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed December 20, 2002).
23.1(11)	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
     Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999,as amended.
     Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000, as amended.
    Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.
    Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 14, 2002.
    Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.
    Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K, as amended, filed January 14, 2002.
    Filed herewith.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2003.

SPECTRX, INC.

/. /s/ MARK A. SAMUELS
By:	Mark A. Samuels
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

DATE	SIGNATURE	TITLE
March 31, 2003	/s/ Mark A. Samuels	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Mark A. Samuels
March 31, 2003	/s/ Thomas H. Muller, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas H. Muller, Jr.
March 31, 2003	/s/ Keith D. Ignotz	President, Chief Operating Officer and Director
Keith D. Ignotz
March 31, 2003	/s/ Charles G. Hadley	Director
Charles G. Hadley
March 31, 2003	/s/ Earl R. Lewis	Director
Earl R. Lewis
March 31, 2003	/s/ William E. Zachary	Director
William E. Zachary
March 31, 2003	/s/ Chris Monahan	Director
Chris Monahan

  CERTIFICATIONS

  I, Mark A. Samuels, Chief Executive Officer of SpectRx, Inc., certify that:

  1. I have reviewed this annual report on Form 10-K of SpectRx, Inc.;

  2. Based on my knowledge, this annual  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31 , 2003	/s/ MARK A. SAMUELS Mark A. Samuels Chief Executive Officer

  I, Thomas H. Muller, Jr., Chief Financial Officer of SpectRx, Inc., certify that:

  1. I have reviewed this annual report on Form 10-K of SpectRx, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 31 , 2003 _______	/s/ THOMAS H. MULLER, JR. Thomas H. Muller, Jr. Chief Financial Officer

  EXHIBIT 23.1

  CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos 333-63758, 333-81326 and 333-64058) of SpectRx, Inc. of our report dated March 11, 2003, with respect to the consolidated financial statements of SpectRx, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

  /s/ Ernst & Young LLP

  Atlanta, Georgia

  March 31, 2003

  Exhibit 99.1

  CERTIFICATION PURSUANT TO

  18 U.S.C. SECTION 1350,

  AS ADOPTED PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of SpectRx, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

  Date: March 31, 2003

  /s/ MARK A. SAMUELS

  Name: Mark A. Samuels

  Title: Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO

  18 U.S.C. SECTION 1350,

  AS ADOPTED PURSUANT TO

  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of SpectRx, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

  Date: March 31, 2003

  /s/ THOMAS H. MULLER, JR.

  Name: Thomas H. Muller, Jr.

  Title: Chief Financial Officer