Form 10-Q
period 2003-03-31
SPECTRX INC
filed 2003-05-19
CIK 924515

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO -----------  ---------

COMMISSION FILE NUMBER: 0-22179

SPECTRX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	58-2029543
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of April 30, 2003, was 11,269,554.

SPECTRX, INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	December 31, 2002	March 31, 2003 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,165	$3,216
Restricted cash	122	0
Accounts receivable	291	565
Inventories	643	43
Other current assets	776	1,069

Total Current Assets	2,997	4,893
NONCURRENT ASSETS
Property & equipment, net	546	538
Intangibles	3,852	3,768
Due from related parties	77	0

Total Noncurrent Assets	4,475	4,306

TOTAL ASSETS	$7,472	$9,199

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$565	$691
Accrued liabilities	666	685
Deferred gain	0	2,000
Redeemable preferred stock - short term portion	700	450

Total Current Liabilities	1,931	3,826

COLLABORATIVE PARTNER ADVANCE	381	381

REDEEMABLE PREFERRED STOCK	4,324	4,388

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	1,185	1,200
Common stock	11	11
Additional paid-in-capital	47,913	47,943
Treasury stock	(38)	(95)
Deferred compensation	(88)	(101)
Notes receivable from officers	(47)	(16)
Accumulated deficit	(48,100)	(48,338)

Total Stockholders' Equity	836	604

TOTAL LIABILITIES & EQUITY	$7,472	$9,199

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months
	Ended March 31,
	2002	2003

REVENUE
Product sales	$552	$801
Collaborative agreements	100	0

Total	652	801
EXPENSES
Cost of sales	424	312
Research & development	1,453	983
Sales & marketing	305	199
General & administrative	876	511

Total	3,058	2,005

Operating loss	(2,406)	(1,204)

GAIN ON SALE OF BILICHEK PRODUCT LINE	0	1,072

INTEREST INCOME (EXPENSE)	36	(27)

NET LOSS	(2,370)	(159)
Preferred stock dividends	(79)	(79)

Loss attributable to common stockholders	($2,449)	($238)

Net Loss Per Share
Basic	($0.22)	($0.02)

Diluted	($0.22)	($0.02)

Common Equivalent Shares Outstanding
Basic	11,202	11,249

Diluted	11,202	11,249

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($2,370)	($159)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization	118	127
Deferred compensation	6	17
Gain on sale of BiliChek® product line	0	(1,072)
Changes in assets and liabilities:
Accounts receivable	360	(274)
Inventory	(45)	(75)
Other current assets	(716)	(273)
Accounts payable	(416)	126
Accrued liabilities	(642)	(224)

Total adjustments	(1,335)	(1,648)

Net cash used in operating activities	(3,705)	(1,807)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property & equipment	(13)	(45)
Cash proceeds from sale of BiliChek product line	0	4,000

Net cash used in investing activities	(13)	3,955

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock (net of issuance costs)	29	0
Receipt on director's notes	0	31
Payment on redeemable preferred stock, short term portion	0	(250)

Net cash provided by (used in) financing activities	29	(219)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(3,689)	1,929
CASH AND CASH EQUIVALENTS, beginning of period	9,458	1,287

CASH AND CASH EQUIVALENTS, end of period	$5,769	$3,216

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2002 and 2003, and the cash flows for the three months ended March 31, 2002 and 2003. The results of operations for the three months ended March 31, 2002 and 2003 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2003, we have an accumulated deficit of $48.3 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least 2003 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

In addition, a portion of our revenues and profits are expected to be derived from (a) royalties that we will receive from Respironics, Inc. resulting from sales of the BiliChek infant jaundice products and (b) from the insulin delivery products developed by our subsidiary, Sterling Medivations, Inc. The royalties that we expect to receive from Respironics and manufacturing profits from Sterling depend on sales of these products. We intend to market our insulin delivery products directly to distributors and other customers. Respironics may not be able to sell sufficient volumes of the infant jaundice products to generate substantial royalties for us.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available either from obtaining additional financing or from sales and royalty revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes.

 These conditions raise substantial doubt about our ability to continue as a going concern through at least December 31, 2003. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2002 included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," although it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." We adopted SFAS No. 144 on January 1, 2002. The March 6, 2003 sale of the BiliChek assets has been accounted for in accordance with SFAS No. 144 (see Note 7).

We use the intrinsic value method for valuing our awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per-share data):

	Three Months Ended March 31,
	2002	2003

Net loss, as reported	($2,449)	($238)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(192)	(159)
Pro forma net loss	($2,641)	($397)

Loss per share:
Basic & diluted, as reported	($0.22)	($0.02)
Basic & diluted, pro forma	($0.24)	($0.04)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002 and are discussed in Note 8.

3. STERLING MEDIVATIONS

On December 31, 2001, we purchased the outstanding shares of Sterling, now doing business as SimpleChoice. Sterling is a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expands our diabetes business by adding a portfolio of insulin delivery products cleared by the Food and Drug Administration, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 612,562 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares of our common stock for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Following the merger, Sterling stockholders and option holders will be entitled to receive up to an aggregate of 1,234,567 additional shares of our common stock in the future if the Sterling product line achieves specified financial goals. In connection with the acquisition of Sterling, we entered into employment agreements with four employees for terms expiring June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangible assets in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

4. LITIGATION

We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial position . See Part II, Item 1, "Legal Proceedings," for a discussion of significant litigation matters.

5. STOCKHOLDERS' EQUITY

Common Stock

In connection with a June 1994 sale of approximately 325,500 shares of restricted stock, we loaned two of our officers $48,000, of which $31,000 was outstanding at December 31, 2002. These full recourse loans were secured by the related shares of our common stock held by the officers, bore interest at 6% per annum, and became payable on December 31, 2002. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheets. These notes were fully satisfied in January and February 2003, and the collateral was released.

In November 2002, we issued a note to a former employee for the exercise of options for 21,000 shares of common stock. The shares are held in escrow for collateral on the note. The note is payable upon sale of all the shares or December 31, 2003, whichever occurs earlier. During 2002, we recognized approximately $19,000 in compensation expense associated with the issuance of this note. The outstanding note balance as of December 31, 2002 of approximately $16,000 is reflected in stockholders' equity.

In October 1996, we loaned two officers a total of $400,000. The loans were secured by shares of common stock of Laser Atlanta Optics, Inc. ("LAO") and shares of the our common stock. We and LAO are related through a common group of shareholders. The loans, which were recourse only to the extent of the collateral, bore interest at 6.72% per annum and became due and payable on December 31, 2002. During February 2003, we took possession of the collateral. The then current fair value of the shares of our common stock of $57,000 is recorded as treasury stock in the accompanying March 31, 2003 balance sheet.

During the first quarter of 2003, we recorded deferred compensation expense of approximately $30,000 for the issuance of options to non-employees. Amortization expense of approximately $17,000 was recorded for previously issued options.

6. PREFERRED STOCK

In January 1997, we authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or additional shares of the preferred stock at a rate of 6% per annum. During the years ended December 31, 2000, 2001 and 2002, we accrued dividends in the form of shares of redeemable convertible preferred stock of $315,000 in each year. The shares of preferred stock, together with any accrued but unpaid dividends, are convertible into shares of common stock at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which we give notice to Abbott of Abbott's right to redeem the shares . The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

In November 1999, Abbott subscribed to 525,000 shares of redeemable convertible preferred stock for consideration of $5,250,000, of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

In September 2001, we entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends.

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have us redeem the shares of preferred stock. Abbott had previously elected to have 425,000 shares of preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly cash payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 shares of preferred stock and to pay accrued dividends as to such shares. Our yearly financial obligations to Abbott under the agreement are approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends are accrued on the non-redeemable convertible preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable preferred stock and convertible preferred stock in the accompanying consolidated balance sheets.

7. SALE OF THE BILICHEK PRODUCT LINE

On March 6, 2003, we sold our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been our exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of previously planned component engineering work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results by Respironics. The sale of the BiliChek products should enable us to focus on expanding our diabetes and cancer detection businesses. At December 31, 2002, fixed assets of approximately $443,000, which were fully depreciated, and inventory of $643,000 were included in the sale. BiliChek revenue was approximately $2.5 million in 2002, which represented 65% of our total revenue for the year.

In connection with the agreement related to the asset sale, we agreed to provide to Respironics certain transition-related services and some short-term contract manufacturing and technical support. In addition to the component engineering work noted above, we also agreed to pay Respironics $2.0 million, as a penalty if pursuant to such product development work we are unable to complete the design and related work necessary to replace certain component parts used in the BiliChek device, which beyond current inventory levels are no longer commercially available. This $2 million has been recorded as deferred gain on the accompanying balance sheet.

8. GUARANTEES

As discussed in Note 2, in November 2002, the FASB issued FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.

 The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 2, the adoption of FIN 45 did not have a material impact on our results of operations or financial condition and did not result in any additional liabilities as of March 31, 2003 associated with guarantees covered by this interpretation.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. The estimated warranty obligation is affected by new unit sales and units sold less than 18 months prior to the dates of the financial statement. If actual product repair costs differ from estimates, revisions to the estimated warranty liability would be required. We evaluate our warranty obligations on a product line basis.

Information regarding the changes in our aggregate product warranty liabilities is as follows for the three month period ended March 31, 2003 (in thousands):

Balance, December 31, 2002	$29
Accruals for warranties issued during the period	7
Settlements made (in cash or in kind) during the period	(6)

Balance, March 31, 2003	$30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief", "anticipation" or "expectation" as well as other statements which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Examples of these uncertainties and risks include, but are not limited to:

  access to sufficient debt or equity capital to meet our operating and financial needs;
  whether our products in development will prove safe, feasible and effective;
  our ability to continue to meet Nasdaq SmallCap Market listing standards;
  whether and when we or our strategic partners will obtain approval from the Food and Drug Administration, or FDA, and corresponding foreign agencies;
  our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
  the lack of immediate alternate sources of supply for some critical components of our products and the BiliChek ®device;
  our patent and intellectual property position;
  the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
  the effectiveness and ultimate market acceptance of our products;
  the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002.

  The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Welch Allyn, Inc. and Respironics, Inc. for our continuous glucose monitoring, cervical cancer detection product and BiliChek products, respectively. Over the past year, we have sold our BiliChek business to our collaborative partner, Respironics, and have agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product and with Welch Allyn for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche Diagnostics BMC related to a diabetes detection product, although there is currently little development activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2003, we have an accumulated deficit of about $46 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2003 as we continue to expend substantial resources to introduce our SimpleChoice® product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2002, a substantial majority of our product line revenues came from our BiliChek product line, which we sold in March 2003. We expect that the majority of our revenue in 2003 will be derived from sales of our SimpleChoice insulin delivery products, the first product of which has just been introduced to the market. Our other products for glucose monitoring and cervical cancer detection are still in development.

  We currently sell our products to distributors, which then distribute our products, resulting in revenues from distributor sales. The channels for sales of our future glucose monitoring and cervical cancer detection products are not currently established. The royalties that we expect to receive from Respironics depend on sales of the applicable BiliChek products. We, or any collaborative partner we secure, may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

  CRITICAL ACCOUNTING POLICIES

  Our material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

  Currently our policies that could require critical management judgment are in the areas of revenue recognition, reserves for accounts receivable, accruals of product warranties and inventory evaluation.

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or delivery of services. We also recognize milestone revenue from our collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone is due. We recognize royalty revenue on the disposable product in the BiliChek line, the BiliCal®, when received by us.

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

  Clinical Accruals: We accrue a contracted per patient cost as patients are seen at each contracted clinical location.

  Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.

  QUARTER OVERVIEW

  On January 7, 2003, we announced that we had delivered notice to Abbott that we were taking actions required to terminate our Research, Development and License Agreement with Abbott to jointly develop a continuous glucose monitor. We sought to terminate our agreement with Abbott because the development program for the continuous glucose monitor has not proceeded quickly enough.

  Separately, we asked the U.S. patent office to resolve an inventorship dispute involving patents issued to Abbott.

  Additionally, we informed Abbott that we disputed its claim to have its shares of our preferred stock redeemed. Abbott had previously elected to have 425,000 shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004.

  On January 10, 2003, we announced that Abbott had agreed to terminate the research, development and license agreement and that all of our rights to the continuous glucose monitoring technology were returned. We also announced that we had re-initiated development work on the continuous glucose monitoring technology. We plan to seek technology and financial partners that have experience with continuous glucose sensors, and we have had preliminary discussions with several interested groups.

  On February 20, 2003, we announced a $1.4 million grant award from the National Cancer Institute to support the development of our non-invasive cervical cancer detection device. The grant will be primarily used to help fund the pivotal clinical trials necessary for FDA approval to market the device.

  On March 7, 2003, we announced the sale of our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been our exclusive U.S. licensee and distributor of the product line. The base cash purchase price is $4 million with an additional $1 million to be paid based upon completion of certain product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results by Respironics. Of the initial $4.0 million cash payment, $2.0 million has been recognized as revenue and offset against the net assets sold to record a gain recognized on the sale of $1.1 million in the first quarter. The additional $2.0 million paid has been recorded as "Deferred Gain" on our March 31, 2003 balance sheet as there exists a conditional penalty for non-performance of certain component engineering work under the asset sale agreement. We estimate the probability of this penalty is remote. The sale of the BiliChek products should enable us to focus on expanding our diabetes and cancer detection businesses.

  On March 10, 2003, we also announced that we reached a settlement with Abbott regarding our disputes in connection with the prior termination of our research, development and license agreement and the election by Abbott to have shares of our preferred stock held by Abbott redeemed. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay accrued dividends. Our yearly financial obligations to Abbott under the agreement are approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither Abbott nor we admitted any liability or wrongdoing.

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

  General. Net loss available to common stockholders was $238,000 during the three months ended March 31, 2003 as compared to a net loss available to common stockholders of $2.4 million for the same period in 2002. The $2.2 million improvement from the same quarter of 2002 was due to lower cost of goods of $260,000, decreased spending of $940,000 and the sale of our BiliChek product line, which resulted in a gain of $1.1 million.

  Revenue. We have historically received a significant portion of our revenue from development milestone payments from one or more of our strategic partners. Product revenue increased to $801,000 for the quarter ended March 31, 2003 from $552,000 for the same period in 2002. Product revenue is higher for the 2003 quarter than for the comparable period in 2002 due to the increase in BiliCal royalties, and the $71,000 of sales relating to our SimpleChoice products. We achieved a milestone of $100,000 from Respironics in March 2002, relating to FDA approval of expanded claims for BiliChek during and after phototherapy.

  Cost of Sales. Cost of sales decreased to $312,000 for the three months ended March 31, 2003 from $424,000 for the same period in 2002. This decrease is due to excess capacity production charges, which were lower for this period than in 2002. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice product line.

  Research and Development Expenses. Research and development expenses decreased to approximately $1.0 million for the three months ended March 31, 2003 compared to $1.5 million for the same period in 2002. The decrease in research and development expenses was primarily due to reductions in salary expense of $487,000. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for products in both our non-invasive business and our diabetes management business.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $199,000 during the three months ended March 31, 2003 from $305,000 for the same period in 2002, due to the reduction of our marketing costs relating to the BiliChek product line. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses decreased to $511,000 during the three months ended March 31, 2003 compared to $876,000 for the same period in 2002. The decrease is primarily due to an decrease in costs associated with legal expenses of $63,000, bonus expense of $77,000, contracted payments relating to licensing rights of $73,000 and salaries of $92,000. General and administrative expenses are expected to increase in the future with increases in SimpleChoice administrative needs.

  Net Interest and Other Income. Net interest and other income increased to $1.0 million for the three months ended March 31, 2003 as compared to $36,000 for the same period in 2002. The increase is primarily due to the gain of $1.1 million on the sale of assets related to our BiliChek product line.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through March 31, 2003, we received approximately $54.4 million in proceeds from sales of our debt and equity securities. At March 31, 2003, we had cash of approximately $3.2 million and working capital of approximately $1.1 million.

  In August 2002, Abbott notified us that it intended to redeem the 425,000 shares of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of preferred stock on an extended schedule through 2006 (see Part II, Item 1. - Legal Proceedings).

  Our major cash flows in the three months ended March 31, 2003 consisted of cash outflows of $1.8 million from operations. We also received $4.0 million from the sale of our BiliChek product line to Respironics. We had cash outflows of $45,000 for additions to property and equipment and paid down debt relating to redeemable preferred stock - short term portion by $250,000.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. About 30% of our funds inflow has come from these sources. We are currently seeking an additional collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including a $1.4 million grant, to be spent over two years, from the National Cancer Institute for our cervical cancer program. In March 2003, we sold the assets related to our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been our exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of certain product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results by Respironics. Of the initial $4.0 million cash payment, $2.0 million has been recognized as gain and offset against the net assets sold to record a gain recognized on the sale of the $1.1 million in the first quarter. The additional $2.0 million paid has been recorded as "Deferred Gain" on our March 31, 2003 balance sheet as there exists a conditional penalty for non-performance of certain component engineering work under the asset sale agreement. We estimate the probability of this penalty is remote. We may be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through 2003, including the approximately $700,000 due on redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer product in a timely fashion.

  We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure of our collaborative partners to fund our development expenditures, or our inability to obtain capital through other sources, would have a material adverse effect on our on our business, financial condition and results of operations.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $48.3 million at March 31, 2003.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

  We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners. We are seeking a collaborative partner for our glucose monitoring technology and are seeking targeted funding for our cervical cancer program. Any failure to find collaborative partners to fund our capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures will be largely discretionary and will depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

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

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Our independent auditors have included an explanatory paragraph in their 2002 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we currently anticipate that our cash on hand and anticipated cash flow from operations will be adequate to fund our operations through 2003 only if we restrict additional expenditures on certain product development programs and limit our commercialization expenditures. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

   A key requirement is the level of stockholders' equity. At March 31, 2003, our stockholders' equity was below the minimum Nasdaq requirements and, as a result, our stock may be delisted from the SmallCap Market. Even if it is not delisted, if we continue to realize losses and fail to secure additional equity investments, we would not meet the minimum listing requirements for the SmallCap Market and could be subject to delisting. Such a result could impact our ability to raise additional capital and could impair the liquidity and value of our common stock.

  OUR SIMPLECHOICE PRODUCT LINE HAS A DIFFERENT FOCUS THAN OUR NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY MANAGE THESE OPERATIONS.

  Prior to our acquisition of the SimpleChoice product line, it did not have revenues or significant assets. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. We shipped a small quantity of our first SimpleChoice product to be introduced to the market in the fourth quarter of 2002. SimpleChoice's future business will depend on our ability to develop more fully various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we, or our subsidiary doing business as SimpleChoice, will be able to successfully develop or implement these functions.

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

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR SIMPLECHOICE REVENUE UNCERTAIN.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 26% of our outstanding common stock as of March 31, 2003. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

  PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our preferred stock held by Abbott as an offset to claims which have also been made by us under our agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  As a result of a dispute with Abbott, the sole holder of all of our issued shares of redeemable preferred stock, we claimed a right of offset against Abbott and on December 30, 2002 withheld payment, including accrued dividends, which (without reference to such dispute) would have been due Abbott under the terms of our preferred stock  for the redemption of 162,500 shares of our redeemable preferred stock subject to Abbott's notice of redemption. Abbott disputed our right to such offset. On March 10, 2003, we and Abbott settled our dispute and agreed that we will redeem a total of 425,000 shares of our redeemable preferred stock, inclusive of the shares subject to the redemption notice, by making certain installment payments beginning in 2003 thru 2006, as further described above in Item 1 - Legal Proceedings.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit Number	Exhibit Description
10.1*	Asset Purchase Agreement, dated as of March 6, 2003, between SpectRx, Inc. and Respironics, Inc. (filed March 21, 2003 as Exhibit 10.1 to SpectRx's current report on Form 8-K and incorporated herein by reference).
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Confidential treatment requested for portions of this Agreement.

  (b) Reports on Form 8-K

  Current report on Form 8-K dated and filed on January 8, 2003 reporting under Item 5 the termination of a collaborative agreement and other information.

  Current report on Form 8-K dated and filed on March 7, 2003 reporting under Item 5 the sale of the assets related to our BiliChek product line and related assets.

  Current report on Form 8-K dated and filed on March 10, 2003 reporting under Item 5 the settlement of a dispute related to the termination of a collaborative agreement.

  Current report on Form 8-K dated and filed on March 12, 2003 reporting under Item 5 our financial results and other data for the quarter and year ended December 31, 2002.

  Current report on Form 8-K dated and filed on March 21, 2003 reporting under Item 2 the disposition of assets.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

  SPECTRX, INC.

Date: May 19, 2003	By: /S/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr.Executive Vice President and Chief Financial Officer(Duly Authorized Officer and Principal Financial and Accounting Officer)

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

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 19, 2003	/s/ MARK A. SAMUELS

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

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: May 19 , 2003	/s/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr. Chief Financial Officer

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Asset Purchase Agreement, dated as of March 6, 2003, between SpectRx, Inc. and Respironics, Inc. (filed March 21, 2003 as Exhibit 10.1 to SpectRx's current report on Form 8-K and incorporated herein by reference).
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  * Confidential treatment requested for portions of this Agreement.

  Exhibit 99.1

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: May 19, 2003	/s/ MARK A. SAMUELS

Name: Mark A. Samuels Title: Chief Executive Officer

  Exhibit 99.2

  CERTIFICATION PURSUANT TO
  18 U.S.C. SECTION 1350,
  AS ADOPTED PURSUANT TO
  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: May 19, 2003	/s/ Thomas H. Muller, Jr.

Name: Thomas H. Muller, Jr. Title: Chief Financial Officer