Form 10-Q
period 2003-06-30
SPECTRX INC
filed 2003-08-14
CIK 924515

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

YES [ ] NO [X]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of July 31, 2003, was 11,294,708.

SPECTRX, INC.

PART 1. FINANCIAL IFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	December 31, 2002	June 30, 2003 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,165	$900
Restricted cash	122	0
Accounts receivable	291	173
Inventories	643	156
Other current assets	776	1,134

Total Current Assets	2,997	2,363
NONCURRENT ASSETS
Property & equipment, net	546	553
Intangibles	3,852	3,685
Long term prepaid expenses	0	223
Due from related parties	77	0

Total Noncurrent Assets	4,475	4,461
TOTAL ASSETS	$7,472	$6,824

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$565	$465
Accrued liabilities	666	709
Deferred gain	0	2,000
Redeemable preferred stock - short term portion	700	800

Total Current Liabilities	1,931	3,974

COLLABORATIVE PARTNER ADVANCE	381	381

REDEEMABLE PREFERRED STOCK	4,324	3,947

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	1,185	1,215
Common stock	11	11
Additional paid-in-capital	47,913	47,988
Treasury stock	(38)	(95)
Deferred compensation	(88)	(91)
Notes receivable from officers	(47)	(16)
Accumulated deficit	(48,100)	(50,490)

Total Stockholders' Equity (Deficit)	836	(1,478)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$7,472	$6,824

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

REVENUE
Product sales	$774	$126	$1,326	$927
Collaborative agreements	0	0	100	0

Total	774	126	1,426	927

EXPENSES
Cost of sales	393	180	817	492
Research & development	1,873	1,236	3,326	2,219
Sales & marketing	735	170	1,040	369
General & administrative	969	566	1,845	1,077

Total	3,970	2,152	7,028	4,157

Operating loss	(3,196)	(2,026)	(5,602)	(3,230)

GAIN (LOSS) ON SALE OF BILICHEK® PRODUCT LINE	0	(10)	0	1,062

INTEREST & OTHER INCOME (EXPENSE)	21	(42)	57	(69)

NET LOSS	(3,175)	(2,078)	(5,545)	(2,237)
Preferred stock dividends	(79)	(74)	(158)	(153)

Loss attributable to common stockholders	($3,254)	($2,152)	($5,703)	($2,390)

Net Loss Per Share
Basic	($0.29)	($0.19)	($0.51)	($0.21)

Diluted	($0.29)	($0.19)	($0.51)	$0.21)

Common Equivalent Shares Outstanding
Basic	11,197	11,237	11,195	11,243

Diluted	11,197	11,237	11,195	11,243

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($5,545)	($2,237)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization	260	246
Loss on retirement of assets	4	0
Amortization of deferred compensation	(76)	44
Gain on sale of BiliChek product line	0	(1,062)
Changes in assets and liabilities:
Accounts receivable	703	118
Inventory	(334)	(188)
Other current assets	(871)	(561)
Other assets	(14)	0
Accounts payable	(646)	(100)
Accrued liabilities	188	(200)

Total adjustments	(786)	(1,703)

Net cash used in operating activities	(6,331)	(3,940)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property & equipment	(37)	(96)
Cash proceeds from sale of BiliChek product line	0	4,000

Net cash (used in) provided by investing activities	(37)	3,904

CASH FLOW FROM FINANCING ACTIVITIES:
Receipt on director's notes	0	31
Payment on debt	0	(400)
Issuance of common stock (net of issuance costs)	179	18

Net cash provided by (used in) financing activities	179	(351)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(6,189)	(387)
CASH AND CASH EQUIVALENTS, beginning of period	9,458	1,287

CASH AND CASH EQUIVALENTS, end of period	$3,269	$900

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three months and six months ended June 30, 2002 and 2003, and the cash flows for the six months ended June 30, 2002 and 2003. The results of operations for the three months and six months ended June 30, 2002 and 2003 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2003, we have an accumulated deficit of $50.5 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least 2003 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

In addition, a portion of our revenues and profits are expected to be derived from (a) royalties that we will receive from Respironics, Inc. resulting from sales of the BiliChek infant jaundice products and (b) from the insulin delivery products developed by our subsidiary, Sterling Medivations, Inc. ("Sterling"). The royalties that we expect to receive from Respironics and profits from Sterling products depend on sales of these products. We intend to market our insulin delivery products directly to distributors and other customers. Respironics may not be able to sell sufficient volumes of the infant jaundice products to generate substantial royalties for us.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales and royalty revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. These conditions raise substantial doubt about our ability to continue as a going concern through at least December 31, 2003. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We use the intrinsic value method for valuing our awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net loss, as reported	($3,254)	($2,152)	($5,703)	($2,390)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(192)	(173)	(383)	(332)

Pro forma net loss	($3,446)	($2,325)	($6,086)	($2,722)

Loss per share:
Basic & diluted, as reported	($0.29)	($0.19)	($0.51)	($0.21)
Basic & diluted, pro forma	($0.31)	($0.21)	($0.54)	($0.24)

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." This Interpretation provides clarification on the consolidation of certain entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are defined as variable interest entities ("VIEs"). This Interpretation requires that VIEs be consolidated by the entity considered to be the primary beneficiary of the VIE. The Interpretation is effective immediately for newly created VIEs after January 31, 2003 and effective July 1, 2003 for any VIEs created prior to February 1, 2003. We adopted Interpretation No. 46 on July 1, 2003. We believe we have no VIEs, but we are evaluating the impact that it may have on any future activities.

3. STERLING MEDIVATIONS

On December 31, 2001, we purchased the outstanding shares of Sterling , now doing business as SimpleChoice. Sterling was a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expanded our diabetes business by adding a portfolio of insulin delivery products, cleared by the Food and Drug Administration, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 612,562 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares of our common stock for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Sterling stockholders and option holders will be entitled to receive up to an aggregate of 1,234,567 additional shares of our common stock in the future if the SimpleChoice product line achieves specified financial goals. In connection with the acquisition of Sterling, we entered into employment agreements with four employees for terms, which expired in June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangible assets in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. Accumulated amortization of the Company's intangible assets as of June 30, 2003 is approximately $415,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

4. LITIGATION

We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial position. See Part II, Item 1, "Legal Proceedings," for a discussion of significant litigation matters.

5. STOCKHOLDERS' EQUITY

Common Stock

In connection with a June 1994 sale of approximately 325,500 shares of restricted stock, we loaned two of our officers $48,000, of which $31,000 was outstanding at December 31, 2002. These full recourse loans were secured by the related shares of our common stock held by the officers, bore interest at 6% per annum, and became payable on December 31, 2002. Outstanding balances are classified as a reduction of stockholders' equity in the accompanying balance sheet at December 31, 2002. These notes were fully satisfied in January and February 2003, and the collateral was released.

In November 2002, we issued a note to a former employee for the exercise of options for 21,000 shares of common stock. The shares are held in escrow for collateral on the note. The note is payable upon sale of all the shares or December 31, 2003, whichever occurs earlier. During 2002 and through June 30, 2003, we recognized approximately $19,000 and $17,000, respectively, in compensation expense associated with the issuance of this note. The outstanding note balance as of June 30, 2003 of approximately $16,000 is reflected in stockholders' equity.

In October 1996, we loaned two officers a total of $400,000. The loans were secured by shares of common stock of Laser Atlanta Optics, Inc. ("LAO") and shares of our common stock. We and LAO are related through a common group of shareholders. The loans, which were recourse only to the extent of the collateral, bore interest at 6.72% per annum and became due and payable on December 31, 2002. During February 2003, we took possession of the collateral. The then current fair value of the shares of our common stock of $57,000 is recorded as treasury stock in the accompanying June 30, 2003 balance sheet.

During the second quarter of 2003, we recorded stock compensation expense of approximately $10,000 for the issuance of options to non-employees, and compensation expense of approximately $10,000 for additional options issued to non-employees offset against the gain on the sale of our BiliChek business.

6. PREFERRED STOCK

In January 1997, we authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or additional shares of the preferred stock at a rate of 6% per annum. During the years ended December 31, 2000, 2001 and 2002, we accrued dividends in the form of shares of redeemable convertible preferred stock of $315,000 in each year. The shares of preferred stock, together with any accrued but unpaid dividends, are convertible into shares of common stock at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which we give notice to the holder of its right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

In November 1999, Abbott Laboratories, Inc. ("Abbott"), a former collaborative partner, subscribed to 525,000 shares of redeemable convertible preferred stock for consideration of $5,250,000, of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

In September 2001, we entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends.

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have us redeem the shares of preferred stock. Abbott had previously elected to have 425,000 shares of preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly cash payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 shares of preferred stock and to pay accrued dividends as to such shares. We have paid $400,000 to Abbott through June 30, 2003. Our remaining yearly financial obligations to Abbott under the agreement are approximately $0.3 million, $1.3 million, $1.8 million and $1.9 million during 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends are accrued on the non-redeemable convertible preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable convertible preferred stock in the accompanying consolidated balance sheets.

7. Sale of the BiliChek product line

On March 6, 2003, we sold our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been our exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of certain product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results by Respironics. The purpose of the sale of the BiliChek products was to enable us to focus on expanding our diabetes and cancer detection businesses. At December 31, 2002, fixed assets of approximately $443,000, which were fully depreciated, and inventory of $643,000 were included in the sale. BiliChek revenue was approximately $2.5 million in 2002, which represented 65% of our total revenue for the year.

In connection with the agreement related to the asset sale, we agreed to provide to Respironics certain transition-related services and some short-term contract manufacturing and technical support. In addition to the product development work noted above, we also agreed to pay Respironics $2.0 million, as a penalty if pursuant to such product development work we are unable to complete the design and related work necessary to replace certain component parts used in the BiliChek device, which beyond current inventory levels are no longer commercially available. This $2 million has been recorded as deferred gain on the accompanying June 30, 2003 balance sheet.

Supplemental Cash Flow Financial Information (in thousands)
Sale of Bilichek
Inventory	675
Property	10
Accrued liabilities	243
Consultant fees	10
Deferred gain	2,000
Gain on sale	1,062

Cash received	4,000

8. GUARANTEES

As discussed in Note 3, in November 2002, the FASB issued FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 2, the adoption of FIN 45 did not have a material impact on our results of operations or financial condition and did not result in any additional liabilities as of June 30, 2003 associated with guarantees covered by this interpretation.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. The estimated warranty obligation is affected by new unit sales and units sold less than 18 months prior to the dates of the financial statements. If actual product repair costs differ from estimates, revisions to the estimated warranty liability would be required. We evaluate our warranty obligations on a product line basis.

Information regarding the changes in our aggregate product warranty liabilities is as follows for the six month period ended June 30, 2003 (in thousands):

Balance, December 31, 2002	$29
Accruals for warranties issued during the period	7
Settlements made (in cash or in kind) during the period	(7)

Balance, June 30, 2003	$29

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
  the lack of immediate alternate sources of supply for some critical components of our products and the BiliChek device;
  our patent and intellectual property position;
  the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
  the effectiveness and ultimate market acceptance of our products;
  the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly report.

  The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Welch Allyn, Inc. and Respironics, Inc. for our continuous glucose monitoring, cervical cancer detection product and BiliChek products, respectively. Over the past year, we have sold our BiliChek business to our collaborative partner, Respironics, and have agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product and with Welch Allyn for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche Diagnostics BMC related to a diabetes detection product, although there is currently no development or marketing activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products. In addition, we are seeking venture capital funding for our non-invasive cancer technology.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2003, we have an accumulated deficit of about $50.5 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2003 as we continue to expend substantial resources to introduce our SimpleChoice® product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2002, a substantial majority of our product line revenues came from our BiliChek product line, which we sold in March 2003. We expect that the majority of our revenue in 2003 will be derived from sales of our SimpleChoice insulin delivery products, the first product of which was introduced to the market in December 2002. Our other products for glucose monitoring and cervical cancer detection are still in development.

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

  QUARTER OVERVIEW

  On May 20, we announced patient enrollment was underway in the training phase of the FDA clinical trial of our non-invasive cervical cancer detection device at the University of Texas Southwest Medical Center in Dallas. The initiation of the study was made possible in part by a $1.4 million grant from the National Cancer Institute.

  On June 3, we announced the award of a contract to develop a continuous alcohol sensing device based on our interstitial fluid ("ISF") collection technology. We will share the two-year, $1.5 million contract from the National Institute on Alcohol Abuse and Alcoholism with Boston University School of Public Health and Childrens Hospital Los Angeles. The device is being designed to continuously monitor the presence and level of alcohol in the body and to detect for alcohol abuse in critical job functions, such as airline pilots, or for use in the criminal justice system. Results would be transmitted to a remote monitoring station.

  On June 16, we reported results of a study at the American Diabetes Association's 63rd Scientific Session that indicated our continuous glucose monitoring product prototypes monitored the levels of glucose in children as well as in adults. The study, sponsored by the U.S. Centers for Disease Control and Prevention, was designed to test the performance of the monitor in a diverse pediatric population. The study was carried out on 50 children between the ages of seven and 17-years old at the Barbara Davis Center for Childhood Diabetes in Denver, and was designed to determine if there were significant differences in device performance in a pediatric population versus an adult population. The range of glucose levels measured in the study was 40 mg/dL to 400 mg/dL. Of the devices that tracked, 91% of the readings were within the clinically acceptable Clarke Error Grid A and B zones when compared to blood readings. Eighty-seven percent of the devices tracked on day one, and 71% of the devices tracked on day two. Additionally, adequate fluid flow was reported in virtually all study participants.

  On June 25, we announced that we appealed a determination from NASDAQ that we did not meet the $2.5 million shareholder's equity, $35 million market capitalization or net income requirements for continued listing on the SmallCap Market. We requested and were granted a hearing on July 31, 2003 to present reasons why we should retain our SmallCap market listing, but were unsuccessful in our appeal. On August 12, we announced that our common stock will be listed on the OTC Bulletin Board effective at the open of business on August 13, 2003, under the symbol SPRX or SPRX.OB.

  On July 1, we announced the U.S. Army Medical Research and Materiel Command, was using our ISF collection technology to test an innovative biosensor designed to measure combat readiness of soldiers in training. The biosensor is intended to provide field measurements of Insulin-like Growth Factor-1 ("IGF-1") in a soldier's ISF and to monitor changes during physical combat training exercises. IGF-1 is a metabolic hormone that, among other things, regulates the growth and repair of muscle tissue. The goal of monitoring IGF-1 is for soldiers to maintain peak combat readiness and reduce physical stress and injury. Low levels of IGF-1 may indicate that a soldier's body may be overly stressed.

  On July 29, we announced the launch of the SimpleChoice easy, the first of three planned disposable infusion sets for insulin pumps. The annual U.S. insulin pump infusion sets market is approximately $270 million. The FDA-cleared easy is a soft cannula, 30-degree insertion infusion set designed for use with most insulin pumps on the market today. The SimpleChoice easy is an infusion set that delivers insulin from a pump to the body. Depending on the patient's insulin needs, a new infusion set and reservoir is used every two-to-three days and then discarded. The easy is the first SimpleChoice infusion set on the market and when combined with the SimpleChoice reservoir provides a complete disposable insulin delivery system for pumps. The SimpleChoice reservoir is a disposable insulin cartridge for insulin pumps.

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

  General. Net loss attributable to common stockholders was $2.2 million during the three months ended June 30, 2003 as compared to a net loss attributable to common stockholders of $3.3 million for the same period in 2002. The $1.1 million improvement was due to lower cost of goods of $213,000 and decreased cost of $1.6 million, which was offset by lower revenues of $600,000 as a result of the sale of the BiliChek product line in March 2003.

  Revenue. We have historically received a significant portion of our revenue from development milestone payments from one or more of our strategic partners. Product revenue decreased to $126,000 for the quarter ended June 30, 2003 from $774,000 for the same period in 2002. Product revenue is lower for the 2003 quarter than for the comparable period in 2002 due to the sale of the BiliChek product line. BiliChek revenue was $612,000 in the three months ending June 30, 2002.

  Cost of Sales. Cost of sales decreased to $180,000 for the three months ended June 30, 2003 from $393,000 for the same period in 2002. This decrease is due to lower costs as a result of the sale of the BiliChek product line. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice product line.

  Research and Development Expenses. Research and development expenses decreased to approximately $1.2 million for the three months ended June 30, 2003 compared to $1.9 million for the same period in 2002. The decrease in research and development expenses was primarily due to reductions in salary expense of $320,000 and clinical expense of $186,000. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for products in both our cancer technology and our diabetes management business.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $170,000 during the three months ended June 30, 2003 from $735,000 for the same period in 2002. This reduction is the result of no BiliChek marketing expense in the second quarter of 2003, versus $118,000 in the same quarter of 2002, and lower marketing expense of $451,000 related to the SimpleChoice product line. Marketing expenses are expected to increase in the future as we continue to market and sell additional SimpleChoice products.

  General and Administrative Expenses. General and administrative expenses decreased to $566,000 during the three months ended June 30, 2003 compared to $969,000 for the same period in 2002. The decrease is primarily due to an decrease in costs associated with legal expenses of $130,000, bonus expense of $77,000, contracted payments relating to licensing rights of $73,000, salaries of $105,000 and outside investor relations services of $51,000. General and administrative expenses are expected to increase in the future with increases in SimpleChoice administrative needs.

  Net Interest, Other Income and Expense. Net interest and other income and expense decreased to an expense of $42,000 during the quarter as compared to income of $21,000 during the same quarter of 2002. The decrease is due to lower cash balances and interest expense associated with certain scheduled payments relating to our continuous glucose monitoring patents.

  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

  General. Net loss attributable to common stockholders was $2.4 million during the six months ended June 30, 2003 as compared to a net loss attributable to common stockholders of $5.7 million for the same period in 2002. The $3.3 million improvement was due to lower cost of goods of $325,000, decreased spending of $2.5 million and the sale of our BiliChek product line, which resulted in a gain of $1.1 million, offset by a $527,000 decrease in BiliChek revenues.

  Revenue. Product revenue decreased to $927,000 for the six months ended June 30, 2003 from $1.3 million for the same period in 2002. Because the BiliChek product line was sold in March 2003, BiliChek revenues were down to $684,000 for six months ended June 30, 2003, versus $1.2 million for the same period of 2002. SimpleChoice reservoir sales are $100,000 for the six months ended June 30 2003, versus $0 for the same period of 2002.

  Cost of Sales. Cost of sales decreased to $492,000 for the six months ended June 30, 2003 from $817,000 for the same period in 2002. This decrease is due primarily to lower BiliChek costs and excess capacity production charges, which were lower for the 2003 period than in the 2002 period.

  Research and Development Expenses. Research and development expenses decreased to approximately $2.2 million for the six months ended June 30, 2003 compared to $3.3 million for the same period in 2002. The decrease in research and development expenses was primarily due to reductions in salary expense of $807,000.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $369,000 during the six months ended June 30, 2003 from $1.0 million for the same period in 2002, due to the elimination of our initial marketing costs relating to the SimpleChoice product line and the reduction of our BiliChek marketing function.

  General and Administrative Expenses. General and administrative expenses decreased to $1.1 million during the six months ended June 30, 2003 compared to $1.8 million for the same period in 2002. The decrease is primarily due to a decrease in costs associated with legal expenses of $193,000, bonus expense of $153,000, contracted payments relating to licensing rights of $135,000 and outside services and consulting fees of $172,000.

  Net Interest and Other Income. Net interest and other income decreased to an expense of $69,000 for the six months ended June 30, 2003 as compared to income of $57,000 for the same period in 2002. The primary causes of this decrease are lower cash balances and interest relating to certain scheduled payments on our continuous glucose monitoring patents.

  During the year, we have recognized about $1.1 million in gain on the sale of our BiliChek product line.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through June 30, 2003, we received approximately $54.3 million in proceeds from sales of our debt and equity securities. At June 30, 2003, we had cash of approximately $900,000 and working capital deficit of approximately $1.6 million, primarily due to the inclusion in current liabilities of the $2.0 million deferred gain recorded on the sale of assets related to the BiliChek business.

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

  Our major cash flows in the six months ended June 30, 2003 consisted of cash outflows of $3.9 million from operations. We also received $4.0 million from the sale of our BiliChek product line to Respironics . We had cash outflows of $96,000 for additions to property and equipment and paid down debt relating to our agreement with Abbott by $400,000.

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

  In March 2003, we sold our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been our exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of certain product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results by Respironics. Of the initial $4.0 million cash payment, $2.0 million has been recognized and offset against the net assets sold to record a gain recognized on the sale of the $1.1 million in the first quarter. The additional $2.0 million paid has been recorded as deferred gain on our June 30, 2003 Balance Sheet under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as there exists a penalty for non-performance of certain requirements under the asset sale agreement. We estimate the probability of this penalty is remote.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales and royalty revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. These conditions raise substantial doubt about our ability to continue as a going concern through at least December 31, 2003. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We will also need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer product in a timely fashion.

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

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Our independent auditors have included an explanatory paragraph in their 2002 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales and royalty revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $50.5 million at June 30, 2003.

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

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, any funds we expect to raise this year, and the funding from prospective collaborative partners will be sufficient to satisfy our funding requirements through 2003, but may not be sufficient to fund our operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that would limit how we conduct our business or finance our operations.

  WE ARE NO LONGER LISTED ON A NASDAQ MARKET, WHICH MAY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS WHEN NEEDED AND THE LIQUIDITY AND VALUE OF OUR COMMON STOCK.

  The Nasdaq National Market and SmallCap Markets have minimum listing requirements. In December 2002, we applied for and moved to the Nasdaq SmallCap Market because we could not continue to meet the National Market listing requirements. A key requirement is the level of stockholders' equity. At June 30, 2003, our stockholders' equity was below the minimum Nasdaq requirements and, as a result, our stock was delisted from the SmallCap Market. Our stock is now listed on the OTC Bulletin Board, which does not have similar listing requirements. As a result, our ability to raise additional capital may be impacted and the liquidity and value of our common stock may be impaired.

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

  We have been issued, or have rights to, 30 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 38 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our former BiliChek and BiliCal products, as well as the diabetes detection product on a limited scale. We are having our initial product offerings in the SimpleChoice insulin delivery area manufactured by a third party. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 25% of our outstanding common stock as of June 30, 2003. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

  ITEM 4. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 2003.

  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  As a result of the disputes and settlement described in "Item 1. - Legal Proceedings," we have not redeemed the shares of redeemable convertible preferred stock subject to redemption or paid the accrued dividends of $316,875 at June 30, 2003. Under the settlement with Abbott, we have agreed to make certain payments to Abbott in connection with the redemption of these shares.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 22, 2003, we held our annual meeting of stockholders to elect directors. The result of the vote was as follows:

	Broker Non-Votes	For	Withheld
Mark A. Samuels	0	7,466,574	104,038
Keith D. Ignotz	0	7,466,574	104,038
Charles G. Hadley	0	7,529,126	41,486
Earl R. Lewis	0	7,529,126	41,486
William E. Zachary, Jr.	0	7,528,426	42,186
Chris Monahan	0	7,475,176	95,436

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

  (b) Reports on Form 8-K

  Current report on Form 8-K dated and filed April 4, 2003 reporting under Item 9 at the request of Nasdaq pro-forma financial information relating to the sale of our BiliChek product line.

  Current report on Form 8-K dated and filed on May 14, 2003 reporting under Item 9 the rescheduling of its earnings release and conference call for financial results and other data for the quarter ended March 31, 2003.

  Current report on Form 8-K/A dated and filed on May 19, 2003 (amending Form 8-K originally filed on April 4, 2003) reporting under Item 9, at the request of Nasdaq, pro-forma financial information relating to the sale of our BiliChek product line.

  Current report on Form 8-K/A dated and filed on May 19, 2003 (amending Form 8-K originally filed on March 21, 2003) reporting under Item 2 disposition of assets.

  Current report on Form 8-K dated and filed on May 20, 2003 under Item 12 our financial results and other data for the quarter ended March 31, 2003.

  Current report on Form 8-K dated and filed on June 25, 2003 under Item 5 SpectRx's appeal of Nasdaq determination as to listing on the SmallCap market.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

  SPECTRX, INC.

Date: August 14, 2003	By: /S/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr.Executive Vice President and Chief Financial Officer(Duly Authorized Officer and Principal Financial and Accounting Officer)

  Exhibit 31.1

  Rule 13a-14(a)/15d-14(a) Certifications

  I, Mark A. Samuels, Chief Executive Officer of SpectRx, Inc., certify that:

  1. I have reviewed this quarterly report on Form 10-Q of SpectRx, Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 14, 2003	/s/ MARK A. SAMUELS

Mark A. Samuels Chief Executive Officer

  Exhibit 31.2

  Rule 13a-14(a)/15d-14(a) Certifications

  I, Thomas H. Muller, Jr., Chief Financial Officer of SpectRx, Inc., certify that:

  1. I have reviewed this quarterly report on Form 10-Q of SpectRx, Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 14 , 2003	/s/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr. Chief Financial Officer

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	(Rule 13a-14(a)/15d-14(a) Certifications
31.2	(Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

  Exhibit 32.1

  SECTION 1350 CERTIFICATIONS

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: August 14, 2003	/s/ MARK A. SAMUELS

Name: Mark A. Samuels Title: Chief Executive Officer

  Exhibit 32.2

  SECTION 1350 CERTIFICATIONS

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: August 14, 2003	/s/ Thomas H. Muller, Jr.

Name: Thomas H. Muller, Jr. Title: Chief Financial Officer