Form 10-Q
period 2003-09-30
SPECTRX INC
filed 2003-11-14
CIK 924515

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES [ ] NO [X]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2003, was 11,324,708

SPECTRX, INC.
INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501	$1,165
Restricted cash	0	122
Accounts receivable, net	90	291
Inventories	181	643
Other current assets	1,194	776

Total Current Assets	1,966	2,997
NON-CURRENT ASSETS
Property & equipment, net	587	546
Intangible assets	3,600	3,852
Due from related parties	0	77

Total Non-Current Assets	4,187	4,475

TOTAL ASSETS	$6,153	$7,472

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$522	$565
Accrued liabilities	794	666
Deferred gain	2,000	0
Redeemable preferred stock - current portion	1,050	700
Notes payable	1,000	0

Total Current Liabilities	5,366	1,931

COLLABORATIVE PARTNER ADVANCE	381	381

REDEEMABLE PREFERRED STOCK, LESS CURRENT PORTION	3,755	4,324
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	1,230	1,185
Common stock	11	11
Additional paid-in-capital	48,036	47,913
Treasury stock	(95)	(38)
Deferred compensation	(79)	(88)
Notes receivable from officers	(16)	(47)
Accumulated deficit	(52,436)	(48,100)

Total Stockholders' Equity (Deficit)	(3,349)	836

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$6,153	$7,472

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

REVENUE
Product sales	$209	$598	$1,136	$1,924
Collaborative agreements	0	1,000	0	1,100

Total	209	1,598	1,136	3,024

EXPENSES
Cost of sales	216	356	708	1,173
Research & development	1,091	1,332	3,310	4,658
Sales & marketing	191	414	560	1,454
General & administrative	555	569	1,632	2,414

Total	2,053	2,671	6,210	9,699

Operating loss	(1,844)	(1,073)	(5,074)	(6,675)

GAIN ON SALE OF BILICHEK PRODUCT LINE	0	0	1,062	0

INTEREST & OTHER INCOME (EXPENSE)	(29)	24	(98)	81

NET LOSS	(1,873)	(1,049)	(4,110)	(6,594)
Preferred stock dividends	(73)	(78)	(226)	(236)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	($1,946)	($1,127)	($4,336)	($6,830)

Net Loss Per Share
Basic	($0.17)	($0.10)	($0.39)	($0.61)

Diluted	($0.17)	($0.10)	($0.39)	($0.61)

Common Equivalent Shares Outstanding
Basic	11,248	11,210	11,258	11,196

Diluted	11,248	11,210	11,258	11,196

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,110)	($6,594)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization	365	410
Loss on retirement of assets	0	4
Amortization of deferred compensation	87	(61)
Gain on sale of BiliChek product line	(1,062)	0
Changes in assets and liabilities:
Accounts receivable	201	799
Inventory	(212)	(338)
Other current assets	(400)	(668)
Other assets	0	(22)
Accounts payable	(43)	(453)
Accrued liabilities	(98)	(329)

Total adjustments	(1,162)	(658)

Net cash used in operating activities	(5,272)	(7,252)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(163)	(157)
Cash proceeds from sale of BiliChek product line	4,000	0

Net cash (used in) provided by investing activities	3,837	(157)
CASH FLOW FROM FINANCING ACTIVITIES:
Due from related parties	31	0
Proceeds from issuance of notes payable	1,000	0
Payment on debt	(400)	0
Proceeds from issuance of common stock (net of issuance costs)	18	241

Net cash provided by financing activities	649	241
NET DECREASE IN CASH AND
CASH EQUIVALENTS	(786)	(7,168)
CASH AND CASH EQUIVALENTS, beginning of period	1,287	9,458

CASH AND CASH EQUIVALENTS, end of period	$501	$2,290

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three months and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2003, we have an accumulated deficit of $52.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least 2003 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

In addition, a portion of our revenues and profits are expected to be derived from (a) royalties that we will receive from Respironics, Inc. resulting from sales of the BiliChek® infant jaundice products and (b) from the insulin delivery products developed by our subsidiary, Sterling Medivations, Inc. ("Sterling"). The royalties that we expect to receive from Respironics and profits from Sterling products depend on sales of these products. We intend to market our insulin delivery products directly to distributors and other customers. Respironics may not be able to sell sufficient volumes of the infant jaundice products to generate substantial royalties for us.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss attributable to common stockholders, as reported	($1,946)	($1,127)	($4,336)	($6,830)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(161)	(192)	(493)	(575)

Pro forma net loss	($2,107)	($1,319)	($4,829)	($7,405)

Loss per share:
Basic & diluted, as reported	($0.17)	($0.10)	($0.39)	($0.61)
Basic & diluted, pro forma	($0.19)	($0.12)	($0.43)	($0.66)

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

3. STERLING MEDIVATIONS

On December 31, 2001, we purchased the outstanding shares of Sterling, now doing business as SimpleChoice®. Sterling was a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expanded our diabetes business by adding a portfolio of insulin delivery products, cleared by the Food and Drug Administration, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 612,562 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares of our common stock for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Sterling stockholders and option holders will be entitled to receive up to an aggregate of 1,234,567 additional shares of our common stock in the future if the SimpleChoice product line achieves specified financial goals. In connection with the acquisition of Sterling, we entered into employment agreements with four employees for terms, which expired in June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangible assets in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. Accumulated amortization of the Company's intangible assets as of September 30, 2003 is approximately $589,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

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

In November 2002, we issued a note to a former employee for the exercise of options for 21,000 shares of common stock. The shares are held in escrow for collateral on the note. The note is payable upon sale of all the shares or December 31, 2003, whichever occurs earlier. The outstanding note balance as of September 30, 2003 of approximately $16,000 is reflected in stockholders' equity.

In October 1996, we loaned two officers a total of $400,000. The loans were secured by shares of common stock of Laser Atlanta Optics, Inc. ("LAO") and shares of our common stock. We and LAO are related through a common group of shareholders. The loans, which were recourse only to the extent of the collateral, bore interest at 6.72% per annum and became due and payable on December 31, 2002. During February 2003, we took possession of the collateral. The then current fair value of the shares of our common stock of $57,000 is recorded as treasury stock in the accompanying September 30, 2003 balance sheet. Subsequently, LAO entered into an agreement to sell its assets; SpectRx has received $18,000 to date in settlement of that sale.

During the three months ended September 30, 2003, we recorded stock compensation expense of approximately $12,000 for the issuance of options to non-employees

6. PREFERRED STOCK

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

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have us redeem the shares of preferred stock. Abbott had previously elected to have 425,000 shares of preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly cash payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 shares of preferred stock and to pay accrued dividends as to such shares. We have paid $400,000 to Abbott through September 30, 2003. Our remaining yearly financial obligations to Abbott under the agreement are approximately $0.3 million, $1.3 million, $1.8 million and $1.9 million during 2003, 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable preferred stock in the accompanying consolidated balance sheets.

7. DEBT

On July 30, 2003, for the purposes of obtaining short-term financing until permanent financing can be secured, the Company entered into separate promissory note agreements with a group of individuals that aggregated $1.0 million. The notes bear interest at 12% per annum and mature on January 31, 2004. In accordance with the terms of the promissory note agreements, the Company will issue warrants, exercisable at $2.25 per share at any time after January 30, 2004 until July 30, 2007, to the group of individuals for each month the notes are outstanding. As of September 30, 2003, 50,000 warrants have been issued. The Company has recorded approximately $22,000 as interest expense for the estimated fair value of these 50,000 warrants as determined under the Black-Sholes option-pricing model.

8. SALE OF BILICHEK PRODUCT LINE

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

In connection with the agreement related to the asset sale, we agreed to provide to Respironics certain transition-related services and some short-term contract manufacturing and technical support. In addition to the product development work noted above, we also agreed to pay Respironics $2.0 million, as a penalty if pursuant to such product development work we are unable to complete the design and related work necessary to replace certain component parts used in the BiliChek device, which beyond current inventory levels are no longer commercially available. $2.0 million of the $4.0 million received has been recorded as deferred gain on the accompanying September 30, 2003 balance sheet.

Supplemental Cash Flow Financial Information
(in thousands)
Sale of BiliChek

Inventory	$675
Property	10
Accrued liabilities	243
Consultant fees	10
Deferred gain	2,000
Gain on sale	1,062

Cash received	$4,000

9. GUARANTEES

As discussed in Note 3, in November 2002, the FASB issued FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 2, the adoption of FIN 45 did not have a material impact on our results of operations or financial condition and did not result in any additional liabilities as of September 30, 2003 associated with guarantees covered by this interpretation.

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

Information regarding the changes in our aggregate product warranty liabilities is as follows for the nine month period ended September 30, 2003 (in thousands):

Balance, December 31, 2002	$29
Accruals for warranties issued during the period	7
Settlements made (in cash or in kind) during the period	(8)
Balance, September 30, 2003	$28

10. LOSS PER COMMON SHARE

Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in the Company's 2003 and 2002 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 1,585,515 and 1,399,860, which consist of outstanding stock options and warrants, are considered to be anti-dilutive at September 30, 2003 and 2002.

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
  the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports.

  The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercial-ization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Welch Allyn, Inc. and Respironics, Inc. for our continuous glucose monitoring, cervical cancer detection product and BiliChek products, respectively. Over the past year, we have sold our BiliChek business to our collaborative partner, Respironics, and have agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product and with Welch Allyn for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche Diagnostics BMC related to a diabetes detection product, although there is currently no development or marketing activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products. In addition, we are seeking venture capital funding for our non-invasive cancer technology.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2003, we have an accumulated deficit of about $52.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2003 as we continue to expend substantial resources to introduce our SimpleChoice® product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2002, a substantial majority of our product line revenues came from our BiliChek product line, which we sold in March 2003. We expect that the majority of our revenue in 2004 will be derived from sales of our SimpleChoice insulin delivery products, the first product of which was introduced to the market in December 2002. Our other products for glucose monitoring and cervical cancer detection are still in development.

  We currently sell our SimpleChoice products to distributors, which then distribute our products, resulting in revenues from distributor sales. The channels for sales of our future glucose monitoring and cervical cancer detection products are not currently established. The royalties and earn out that we expect to receive from Respironics depend on sales of the applicable BiliChek products. We, or any collaborative partner we secure, may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

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

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or delivery of services. We also recognize milestone revenue from our collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone is due. We recognize royalty revenue on the disposable product in the BiliChek line, the BiliCal™, when received by us.

  Reserve for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers or subsidiaries, as well as their financial condition, and revise our reserves as a result.

  Accruals of Product Warranties: We book a cost for warranty work on each of our products at the time of sale and match actual warranty work against that accrual, as the work is performed. We periodically review the level of warranty accrual and the actual warranty work incurred, and adjust these as needed.

  Clinical Accruals: We accrue a contracted per patient cost as patients are seen at each contracted clinical location.

  Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.

  QUARTER OVERVIEW

  On August 12, we announced that we were seeking venture capital for our cancer detection business and focusing on reaching profitability through sales of our SimpleChoice insulin delivery disposables products, while continuing to develop the continuous glucose monitoring product.

  On August 13, our common stock began trading on the OTC Bulletin Board. We no longer met the $2.5 million shareholder's equity, $35 million market capitalization or net income requirements for continued listing on the NASDAQ SmallCap Market.

  On October 14, we announced the start of new clinical studies of our interstitial fluid continuous glucose monitoring technology using an advanced glucose sensor. The study is the latest in a series of clinical tests intended to refine the integration of commercially available sensors with our interstitial fluid collection technology. We are evaluating sensor technology and discussing potential strategic partnerships with several qualified companies.

  On October 21, we announced that we were granted an important patent for our SimpleChoice patch insulin delivery technology. U.S. patent number 6,629,949 is the first of what is expected to be a series of patents covering the infusion patch and insulin infusion micropump technology. The first patch product is an insulin pump infusion set, and is expected to be available later this year. We believe the annual U.S. insulin pump infusion set market is approximately $270 million.

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

  General. Net loss attributable to common stockholders was $1.9 million during the three months ended September 30, 2003 as compared to a net loss attributable to common stockholders of $1.1 million for the same period in 2002. The increased loss of $800,000 for the quarter ended September 30, 2003 versus the same quarter of 2002 was due to less revenue resulting from sale of our BiliChek product line in March 2003, and $1.0 million less in milestone revenue from our collaborative agreement with Abbott. The $1.6 million reduction of revenues was partially offset by a reduction in operating costs of $800,000.

  Revenue. We have historically received a significant portion of our revenue from development milestone payments from one or more of our strategic partners. Product revenue decreased to $209,000 for the quarter ended September 30, 2003 from $598,000 for the same period in 2002. Product revenue is lower for the 2003 quarter than for the comparable period in 2002 due to the sale of the BiliChek product line in March 2003. BiliChek revenue was $534,000 in the three months ending September 30, 2002 and $0 in the comparable quarter of 2003. SimpleChoice and other revenues were $49,000 and $160,000 for the quarter ended September 30, 2003 versus $0 and $64,000 for the comparable quarter of 2002.

  Cost of Sales. Cost of sales decreased to $216,000 for the three months ended September 30, 2003 from $356,000 for the same period in 2002. This decrease is due to lower costs as a result of the sale of the BiliChek product line. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice product line.

  Research and Development Expenses. Research and development expenses decreased to approximately $1.1 million for the three months ended September 30, 2003 compared to $1.3 million for the same period in 2002. The decrease in research and development expenses was primarily due to reductions in salary expense of $122,000 and clinical expense of $87,000. We expect research and development expenses to remain at a high level this year as we continue development and expand clinical trials for products in both our cancer technology and our diabetes management business.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $191,000 during the three months ended September 30, 2003 from $414,000 for the same period in 2002. This reduction is the result of no BiliChek marketing expense in the second quarter of 2003, versus $88,000 in the same quarter of 2002, and lower marketing expense of $135,000 related to the SimpleChoice product line. Marketing expenses are expected to increase in the future as we continue to market and sell additional SimpleChoice products.

  General and Administrative Expenses. General and administrative expenses decreased slightly to $555,000 during the three months ended September 30, 2003 compared to $569,000 for the same period in 2002. Although there was a $50,000 decrease in salaries and a $30,000 decrease in other outside services for the quarter ended September 30, 2003, there was an increase of $66,000 in costs associated with fund raising activities. General and administrative expenses are expected to increase in the future with increases in SimpleChoice administrative needs.

  Net Interest, Other Income and Expense. Net interest and other income and expense decreased to an expense of $29,000 during the quarter as compared to income of $24,000 during the same quarter of 2002. The decrease is due to lower cash balances and interest expense associated with certain scheduled payments relating to our continuous glucose monitoring patents and our $1.0 million bridge loan.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

  General. Net loss attributable to common stockholders was $4.3 million during the nine months ended September 30, 2003 as compared to a net loss attributable to common stockholders of $6.8 million for the same period in 2002. The $2.5 million improvement was due to lower cost of goods of $465,000, decreased spending of $3.0 million and the sale of our BiliChek product line, which resulted in a gain of $1.1 million, offset by a $1.9 million decrease in revenues.

  Revenue. Product revenue decreased to $1.1 million for the nine months ended September 30, 2003 from $1.9 million for the same period in 2002. Because the BiliChek product line was sold in March 2003, BiliChek revenues were down to $684,000 for nine months ended September 30, 2003, versus $1.6 million for the same period of 2002. SimpleChoice sales are $126,000 and other revenues are $326,000 for the nine months ended September 30 2003, versus $0 and $282,000 for the same period of 2002.

  Cost of Sales. Cost of sales decreased to $708,000 for the nine months ended September 30, 2003 from $1.2 million for the same period in 2002. This decrease is due primarily to lower BiliChek costs and excess capacity production charges, which were lower for the 2003 period than in the 2002 period.

  Research and Development Expenses. Research and development expenses decreased to approximately $3.3 million for the nine months ended September 30, 2003 compared to $4.7 million for the same period in 2002. The decrease in research and development expenses was primarily due to reductions in salary expense of $839,000 along with reduced spending on our continuous glucose monitoring and cancer projects while awaiting additional funding.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $560,000 during the nine months ended September 30, 2003 from $1.5 million for the same period in 2002, due to the elimination of our initial marketing costs relating to the SimpleChoice product line and the reduction of our BiliChek marketing function.

  General and Administrative Expenses. General and administrative expenses decreased to $1.6 million during the nine months ended September 30, 2003 compared to $2.4 million for the same period in 2002. The decrease is primarily due to a decrease in costs associated with salaries of $141,000, legal expenses of $156,000, bonus expense of $180,000 and outside services and consulting fees of $198,000.

  Net Interest and Other Income. Net interest and other income decreased to an expense of $98,000 for the nine months ended September 30, 2003 as compared to income of $81,000 for the same period in 2002. The primary causes of this decrease are lower cash balances and interest relating to certain scheduled payments on our continuous glucose monitoring patents and our $1.0 million bridge loan.

  During the year, we have recognized about $1.1 million in gain on the sale of our BiliChek product line.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through September 30, 2003, we received approximately $54.3 million in proceeds from sales of our debt and equity securities. At September 30, 2003, we had cash of approximately $501,000 and a working capital deficit of approximately $3.4 million, primarily due to the inclusion in current liabilities of the $2.0 million deferred gain recorded on the sale of assets related to the BiliChek business.

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

  Our major cash flows in the nine months ended September 30, 2003 consisted of cash outflows of $5.3 million from operations. We also received $4.0 million from the sale of our BiliChek product line to Respironics. We had cash outflows of $163,000 for additions to property and equipment and paid down debt relating to our agreement with Abbott by $400,000. We also received $1.0 million during the quarter on a bridge loan.

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

  In March 2003, we sold our BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics. Respironics had previously been our exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of certain product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results by Respironics. Of the initial $4.0 million cash payment, $2.0 million has been recognized and offset against the net assets sold to record a gain recognized on the sale of the $1.1 million in the first quarter. The additional $2.0 million paid has been recorded as deferred gain on our September 30, 2003 Balance Sheet under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as there exists a penalty for non-performance of certain requirements under the asset sale agreement. We estimate the probability of this penalty is remote.

  On July 30, 2003, we issued notes to five individuals totaling $1.0 million, including two officers of the company under separate promissory note agreements. These notes were issued as a temporary financing with a term of six months from issuance. The notes bear interest at a rate of 12%, paid monthly. The loan agreement includes a provision for the issuance of warrants at the same time interest payments are due. To date, 75,000 warrants have been issued in connection with these notes. The notes may be pre-paid at any time after September 30, 2003.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales and royalty revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. These conditions raise substantial doubt about our ability to continue as a going concern through at least December 31, 2003. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We will also need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer product in a timely fashion.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $52.4 million at September 30, 2003.

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

  Prior to our acquisition of the SimpleChoice product line, it did not have revenues or significant assets. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. We shipped small quantities of our first SimpleChoice products to be introduced to the market during 2003. SimpleChoice's future business will depend on our ability to develop more fully various functions that will enable it to operate as planned, including manufacturing, marketing, and distribution capabilities. There can be no assurance that we, or our subsidiary doing business as SimpleChoice, will be able to successfully develop or implement these functions.

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

  that we or any collaborative partner will make timely filings with the FDA;
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

  We have been issued, or have rights to, 32 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 35 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2004 will come from sales of our new SimpleChoice diabetes product line, which has just been launched and some of which is still in development. We sold our BiliChek product line earlier this year and will not have continuing revenue from that source other than future earn out payments. Our ability to collect earn out payments from the BiliChek product line depends on Respironics' efforts in conducting that business. Our glucose monitoring product in development depends on finding a new partner and the collaborative partner's ability to generate sales of our products which will provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 25% of our outstanding common stock as of September 30, 2003. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  ITEM 2. CHANGES IN SECURITIES

  C. On August 25, 2003, we issued 10,000 shares of common stock each to Robert R. Blakley, Jr., Scott R. Griffith and Jesse B. Shelmire, III, in consideration of services provided to SpectRx. SpectRx common shares closed at $ 1.60/share on August 25, 2003. These shares were issued in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  As a result of the disputes and settlement described in "Item 1. - Legal Proceedings," we have not redeemed the shares of redeemable convertible preferred stock subject to redemption paid the accrued dividends of $358,875 or made the scheduled payment of $150,000 on September 30, 2003. Under the settlement with Abbott, we have agreed to make certain payments to Abbott in connection with the redemption of these shares.

  ITEM 5. OTHER INFORMATION

  On October 24 ,2003, we filed a report on Form 8-K reporting under Item 4 that on October 17, 2003, the Audit Committee of the Board of Directors of SpectRx, Inc. (the "Company") unanimously approved the engagement of the accounting firm of Eisner LLP as its new independent public accountants effective immediately. Also on October 17, 2003, the Company's Audit Committee unanimously agreed to dismiss Ernst & Young LLP.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

  (b) Reports on Form 8-K

  Current report on Form 8-K dated August 12, 2003, under Item 5 that its common stock was to be listed on the OTC Bulletin Board effective August 13, 2003.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

  SPECTRX, INC.

Date: November 14, 2003	By: /S/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

  Exhibit 31.1

  Rule 13a-14(a)/15d-14(a) Certifications

  I, Mark A. Samuels, Chief Executive Officer of SpectRx, Inc., certify that:

    I have reviewed this quarterly report on Form 10-Q of SpectRx, Inc.;

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
Date: November 14, 2003	./s/ Mark A. Samuels

Mark A. Samuels
Chief Executive Officer

  Exhibit 31.2

  Rule 13a-14(a)/15d-14(a) Certifications

  I, Thomas H. Muller, Jr., Chief Financial Officer of SpectRx, Inc., certify that:
    I have reviewed this quarterly report on Form 10-Q of SpectRx, Inc.;

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
Date: November 14, 2003	./s/ Thomas H. Muller, Jr.

Thomas H. Muller, Jr.
Chief Financial Officer

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	(Rule 13a-14(a)/15d-14(a) Certifications
31.2	(Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

  Exhibit 32.1

  SECTION 1350 CERTIFICATIONS

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 14, 2003	/s/ MARK A. SAMUELS

Name: Mark A. Samuels
Title: Chief Executive Officer

  Exhibit 32.2

  SECTION 1350 CERTIFICATIONS

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to such officer's knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 14, 2003	/s/ Thomas H. Muller, Jr.

Name: Thomas H. Muller, Jr.
Title: Chief Financial Officer