Form 10-Q
period 2004-03-31
SPECTRX INC
filed 2004-05-14
CIK 924515

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2004
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
----------- ---------

Commission file number: 0-22179

SPECTRX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2029543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6025A UNITY DRIVE
NORCROSS, GEORGIA 30071
(Address of principal executive offices)

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

YES [ ] NO [X]

The number of issued and outstanding shares of the registrant's common stock, $0.001 par value, as of April 30, 2004, was 11,377,334.

SPECTRX, INC.
INDEX

Part I. Financial Information

Item 1. Financial Statements

SPECTRX, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2003	March 31, 2004 (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$389	$5,966
Accounts receivable	816	147
Inventories	238	303
Other current assets	1,250	905

Total Current Assets	2,693	7,321
NONCURRENT ASSETS
Property & equipment, net	494	492
Intangibles, net	3,527	3,448

Total Noncurrent Assets	4,021	3,940

TOTAL ASSETS	$6,714	$11,261

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$833	$962
Accrued liabilities	1,203	1,828
Redeemable preferred stock; current position	1,599	1,318
Notes payable	1,017	17

Total Current Liabilities	4,652	4,125
COLLABORATIVE PARTNER ADVANCE	381	381

REDEEMABLE PREFERRED STOCK, LESS CURRENT POSITION	3,264	3,303

STOCKHOLDERS' EQUITY (DEFICIT)
Series A convertible preferred stock (liquidation preference $7,330)	0	4,559
Preferred stock	1,245	1,260
Common stock	11	11
Additional paid-in-capital	48,335	51,359
Treasury stock, at cost	(95)	(104)
Deferred compensation	(69)	(59)
Accumulated deficit	(51,010)	(53,574)

Total Stockholders' (Deficit) Equity	(1,583)	3,452

TOTAL LIABILITIES & EQUITY (DEFICIT)	$6,714	$11,261

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC. & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months
	Ended March 31,
	2003	2004

Net sales	$801	$125
Cost of sales	312	286

Gross profit (loss)	489	(161)
EXPENSES
Research & development	983	939
Sales & marketing	199	163
General & administrative	511	325

	1,693	1,427

Operating loss	(1,204)	(1,588)

GAIN ON SALE OF BILICHEK PRODUCT LINE	1,072	0

INTEREST EXPENSE	(27)	(903)

NET LOSS	(159)	(2,491)
Preferred stock dividends	(79)	(73)
Deemed dividend on series A preferred stock	0	(4,970)

Loss attributable to common stockholders	($238)	($7,534)

Basic & diluted net loss per share	($0.02)	($0.66)

Basic & diluted weighted average shares outstanding	11,249	11,372

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC. & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159)	$(2,491)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization	127	115
Amortization of deferred compensation	17	10
Gain on sale of BiliChek product line	(1,072)	0
Issuance of common stock, options and warrants for services and debt	0	791
Changes in assets and liabilities:
Accounts receivable	(274)	669
Inventory	(75)	(65)
Other current assets	(273)	320
Accounts payable	126	105
Accrued liabilities	(224)	109

Total adjustments	(1,648)	(2,054)

Net cash used in operating activities	(1,807)	(437)
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property & equipment	(45)	(34)
Cash proceeds from sale of BiliChek product line	4,000	0

Net cash provided by (used in) investing activities	3,955	(34)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Series A convertible preferred stock & warrants	0	6,330
Issuance of common stock	0	18
Receipt of director's notes	31	0
Payment on redeemable preferred stock, current position	(250)	(300)

Net cash (used in) provided by financing activities	(219)	6,048

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,929	5,577
CASH AND CASH EQUIVALENTS, beginning of period	1,287	389

CASH AND CASH EQUIVALENTS, end of period	$3,216	$5,966

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2004, results of operations for the three months ended March 31, 2003 and 2004, and cash flows for the three months ended March 31, 2003 and 2004. The results of operations for the three months ended March 31, 2003 and 2004 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2004, we have an accumulated deficit of $53.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least 2004 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," although it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." We adopted SFAS No. 144 on January 1, 2002. The March 6, 2003 sale of the BiliChek assets has been accounted for in accordance with SFAS No. 144 (see Note 9).

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

	Three Months Ended March 31,

	2004	2003

Net loss attributable to common stockholders, as reported	($7,534)	($238)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(80)	(159)

Pro forma net loss	$(7,614)	($397)

Loss per share:
Basic & diluted, as reported	($0.66)	($0.02)
Basic & diluted, pro forma	($0.67)	($0.04)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Our adoption of SFAS No. 146 on January 1, 2003 did not have any material effect on our financial statements.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46R have a variety of implementation dates. We believe the impact of FIN No. 46R on our financial position and results of operations will not be material, but we will continue to evaluate the impact of FIN No. 46R.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects the issuer's accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting FASB No. 150 was not material to our financial position and results of operations.

In December 2003, the Securities and Exchange Commission (SEC), published Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." This SAB updates portions of the SEC staff's interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB No. 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's Emerging Issues Task Force (EITF) on various revenue recognition topics, including EITF 00-21, "Revenue Arrangements with Multiple Deliverables." SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." SAB No. 104 does not have a material impact on our financial position and results of operations since our revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

 3. STERLING MEDIVATIONS

On December 31, 2001, we purchased the outstanding shares of Sterling, now doing business as SimpleChoice. Sterling was a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expanded our diabetes business by adding a portfolio of insulin delivery products, cleared by the Food and Drug Administration, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 612,562 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares of our common stock for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Sterling stockholders and option holders will be entitled to receive up to an aggregate of 1,234,567 additional shares of our common stock in the future if the SimpleChoice product line achieves specified financial goals. In connection with the acquisition of Sterling, we entered into employment agreements with four employees for terms which expired in June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangible assets in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. Accumulated amortization of our intangible assets as of March 31, 2004 is approximately $741,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

4. LITIGATION

We are involved in certain litigation arising in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not have a material adverse effect on our results of operations or financial position. See Part II, Item 1, "Legal Proceedings," for a discussion of significant litigation matters.

5. STOCKHOLDERS' EQUITY

Common Stock

During the year ended December 2003, we issued 10,417 unregistered shares of common stock valued at $16,000 in satisfaction of minimum royalty payments related to our exclusive rights to certain licensed patents and issued 103,647 shares of common stock valued at $132,000 for services.

During November 2002, a former employee issued a note to us for the exercise of options for 21,000 shares of common stock in the amount of $16,000,which was non-interest bearing. The shares were held in escrow for collateral on the note. The note was payable upon sale of all the shares or December 31, 2003, whichever occurred earlier. During 2002, we recognized approximately $19,000 in compensation expense associated with the issuance of this note. The note was paid in full on December 19, 2003.

6. PREFERRED STOCK

Redeemable, Convertible Preferred Stock

In January 1997, we authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or additional shares of the preferred stock at a rate of 6% per annum. During the years ended December 31, 2001, 2002 and 2003, we accrued dividends in the form of shares of redeemable convertible preferred stock of $315,000, $315,000 and $299,000, respectively. The shares of preferred stock, together with any accrued but unpaid dividends, are convertible into shares of common stock at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which we give notice to the holder of its right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

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

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have us redeem the shares of preferred stock. Abbott had previously elected to have 425,000 shares of preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly cash payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 shares of preferred stock and to pay accrued dividends as to such shares. We have paid $700,000 to Abbott through March 31, 2004. Our remaining yearly financial obligations to Abbott under the agreement are approximately $1.3 million, $1.8 million and $1.9 million during 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable preferred stock in the accompanying consolidated balance sheets.

Series A Convertible Preferred Stock

We currently have outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, held by 28 holders as of April 23, 2004. The holders of the series A convertible preferred stock are entitled to receive quarterly, at the end of each calendar quarter, commencing on and after March 26, 2006, out of funds legally available therefor, dividends per share at the per annum rate of $0.75 per share.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, or the like occurring after March 26, 2004), referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The current per share conversion price is $1.50. The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if we issue common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

The holders of the series A convertible preferred stock have the right of first refusal to purchase their pro-rata shares of any new securities, as defined in the certificate of designations governing the series A convertible preferred stock that we may, from time to time, propose to sell and issue.

Issuing the series A convertible preferred stock triggered the recognition of the value of the beneficial conversion feature of the series A convertible preferred stock , which is deemed to be a dividend if the conversion price of the preferred is below market at the time of the transaction. We recognized a non-cash deemed dividend in the first quarter of 2004 of approximately $5.0 million. The accounting treatment required us to recognize the difference between issuance price and market price at issuance for the convertible instrument as a deemed dividend and increase stockholders' equity in the same amount, so there was no net effect on stockholders' equity.

In connection with the series A convertible preferred stock issuance, noteholders converted $1.0 million of notes payable into series A convertible preferred stock.

7. WARRANTS

We have issued warrants to purchase our common stock from time to time in connection with certain financing arrangements. As of April 23, 2004, there were outstanding warrants to purchase an aggregate of 6,501,026 shares of common stock at a weighted average exercise price of $2.39 per share. All of our warrants are currently exercisable. Of our warrants, warrants exercisable for 4,886,690 shares of our common stock were issued to the purchasers of our series A convertible preferred stock, with the per share exercise price being $1.65 for one half of those warrants and $2.25 for the other half. Subject to certain exceptions, if we issue shares of common stock, or securities convertible or exercisable for common shares, for a consideration per share of less than the then conversion price for the series A convertible preferred stock, then the per share exercise price for the warrants with the $1.65 exercise price will be adjusted to equal such lower per share consideration, and the exercise price for the warrants with the $2.25 exercise price will be adjusted to equal 125% of such lower per share consideration. All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in our corporate structure. Holders of some of our warrants are entitled to certain rights to cause us to register such shares under the Securities Act.

8. DEBT

On July 30, 2003, for the purposes of obtaining short-term financing until permanent financing could be secured, we entered into separate promissory note agreements with a group of individuals that aggregated $1.0 million. The notes bore interest at 12% per annum and matured on January 31, 2004. In accordance with the terms of the promissory note agreements, we issued warrants, exercisable at $2.25 per share at any time after January 30, 2004 until July 30, 2007, to the group of individuals for each month the notes were outstanding. As of March 31, 2004, 260,000 warrants have been issued. On February 6, 2004, we entered into separate promissory note agreements with a group of individuals, that aggregated $1.0 million, which liquidated the aforementioned notes. These notes bore interest at 15% per annum and had a scheduled maturity of June 26, 2004. In accordance with the terms of the promissory note agreements, the Company issued warrants for 500,000 shares exercisable at $2.00 per share at any time after February 6, 2004 until February 5, 2009, to the group of individuals. On March 26, 2004, these notes were surrendered in connection with the series A convertible preferred financing. During the first quarter of 2004, we recorded approximately $871,000 as interest expense for the estimated fair value of the warrants to purchase 625,000 common shares issued during the quarter, as determined under the Black-Sholes option-pricing model.

9. SALE OF BILICHEK PRODUCT LINE

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

In November 2003, we received the $1.0 million due for completion of the product development work. In February 2004, we received payments for earnout ($509,000) and royalties ($146,000) on sales of disposables by Respironics pursuant to the asset sale agreement. Both the earnout and the royalties were accrued by December 31,2003.

10. GUARANTEES

In November 2002, the FASB issued FIN 45. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2003. The adoption of FIN 45 did not have a material impact on our results of operations or financial condition and did not result in any additional liabilities as of March 31, 2004 associated with guarantees covered by this interpretation.

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

Information regarding the changes in our aggregate product warranty liabilities is as follows for the three month period ended March 31, 2004 (in thousands):
Balance, December 31, 2003	$28
Accruals for warranties issued during the period	0
Settlements made (in cash or in kind) during the period	0
Balance, March 31, 2004	$28

11. LOSS PER COMMON SHARE

Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2004 and 2003 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 8,949,945 and 333,574, which consist of outstanding stock options and warrants, are considered to be anti-dilutive at March 31, 2004 and 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation" as well as other statements which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Examples of these uncertainties and risks include, but are not limited to:

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
  the dependence on our strategic partners for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003.

  The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and warrants, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Welch Allyn, Inc. and Respironics, Inc. for our continuous glucose monitoring, cervical cancer detection product and BiliChek products, respectively. Over the past two years, we have sold our BiliChek business to our collaborative partner, Respironics, and have agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product and with Welch Allyn for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche Diagnostics BMC related to a diabetes detection product, although there is currently no development or marketing activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products. In addition, we are seeking venture capital funding for our non-invasive cancer technology.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2004, we have an accumulated deficit of about $53.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least 2004 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  Currently our policies that could require critical management judgment are in the areas of revenue recognition, reserves for accounts receivable, inventory valuation and goodwill and other intangible assets.

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or delivery of services. We also recognize milestone revenue from our collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone is due. We recognize royalty revenue on the disposable product in the BiliChek line, the BiliCal, when received by us.

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

  Goodwill and Other Intangible Assets: Goodwill and other intangible assets with independent lives are not subject to amortization but will be subject to a periodic impairment assessment. Separate intangible assets that have an estimated use will continue to be amortized over their useful lives, but also are subject to periodic impairment testing.

  QUARTER OVERVIEW

  On January 22, 2004, we reported to the National Cancer Institute (NCI) results of a pre-pivotal clinical trial sponsored by the agency. The study cohort consisted of 506 women ranging in age from 16-years to 75-years of age. Results of the NCI-sponsored study indicated that our technology could reduce by 55% the number of unnecessary follow-up procedures as a result of false positive Pap test results. The potential savings to the U.S. healthcare system could be as high as $181 million annually if the technology is widely adopted.

  On February 4, 2004, we announced that we were granted a patent for our proprietary rotating hub connection and disconnect system for infusion sets used with insulin pumps and other medical devices. U.S. patent number 6,685,674 was the ninth major issued patent covering unique design features of our SimpleChoice line of insulin delivery products. Additional patent applications are pending.

  On February 25, 2004, we reported that we had submitted final protocols to hospitals participating in the multi-site U.S. Food and Drug Administration (FDA) pivotal clinical trials of our non-invasive cervical test. The protocols, under review by each site's Institutional Review Board, were developed in consultation with the FDA and leading physicians from around the nation. After the review process is completed, formal testing of patients begins. We reported on March 30, 2004, that the first of these protocols has been approved.

  On March 26, 2004, we announced the completion of a private placement to institutional and private investors of a new series of our preferred stock and of warrants to purchase shares of our common stock. Our proceeds were approximately $7.3 million, prior to the payment of placement agent fees and expenses.

  Subject to customary adjustments, the preferred stock is convertible into, and the warrants are exercisable for, 4,886,690 and 4,886,690 shares of common stock, respectively. The warrants are currently exercisable. One-half of the warrants permit the holders to purchase shares of our common stock at a price of $1.65 per share, and the other half, at $2.25 per share. The placement also included a registration rights agreement between the purchasers and us, requiring registration of the underlying common shares.

  Of the proceeds, approximately $1.0 million represents the conversion of debt into securities issued in the financing. We plan to use remaining funds for product development, working capital and other corporate purposes.

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

  General. Net loss available to common stockholders was $7.5 million during the three months ended March 31, 2004 as compared to a net loss available to common stockholders of $238,000 for the same period in 2003. Included in the 2004 results was a non-cash deemed dividend of approximately $5.0 million to reflect the accounting treatment of the issuance of shares of our series A convertible preferred stock with a conversion price below market price at the time of issuance.

  Net loss was $2.5 million during the three months ended March 2004, as compared to a net loss of $159,000 for the same period in 2003. Product revenue decreased to $125,000 from $801,000 primarily due to the sale of the BiliChek business in March of 2003. Gross profit decreased from $489,000 in 2003 to a loss of $161,000 in 2004, due to lower revenue and a decrease of only 8% in cost of goods sold. Operating expense was $266,000 less in the first quarter of 2004 than the same period in 2003. Operating loss in the first quarter of 2004 as a result was $1.6 million as compared to $1.2 million in 2003. Interest expense was $877,000, higher than 2003 when the gain on the sale of the infant jaundice business in 2003 ($1.1 million) resulted in a $2.3 million decrease in net income available to common stockholders.

  Revenue. Product revenue decreased to $125,000 for the quarter ended March 31, 2004 from $801,000 for the same period in 2003. Product revenue is lower for the 2004 quarter than for the comparable period in 2003 due to the decrease in BiliChek sales and BiliCal royalties.

  Cost of Sales. Cost of sales decreased to $286,000 for the three months ended March 31, 2004 from $312,000 for the same period in 2003. This decrease was not greater primarily due to excess capacity production charges. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice product line.

  Research and Development Expenses. Research and development expenses remained approximately the same at approximately $939,000 for the three months ended March 31, 2004 compared to $983,000 for the same period in 2003. We expect research and development expenses to remain at a high level this year as we continue development in our diabetes management business.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $163,000 during the three months ended March 31, 2004 from $199,000 for the same period in 2003, due to the reduction of our marketing costs relating to the BiliChek product line. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses decreased to $325,000 during the three months ended March 31, 2004 compared to $511,000 for the same period in 2003. The decrease is primarily due to an decrease in costs associated with consulting fees of $81,000 and salaries of $97,000. General and administrative expenses are expected to increase in the future with increases in SimpleChoice administrative needs.

  Net Interest and Other Income. Net interest and other income decreased to an expense of $903,000 for the three months ended March 31, 2004 as compared to income of $1.0 million for the same period in 2003. The increase is primarily due to the comparison to the gain of $1.1 million on the sale of our BiliChek product line, which was recognized in the first quarter of 2003 and the recognition of interest expense on the issuance of warrants related to bridge loans in the first quarter of 2004.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through March 31, 2004, we received approximately $62.2 million in proceeds from sales of our debt and equity securities. At March 31, 2004, we had cash of approximately $6.0 million and working capital of approximately $3.2 million.

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

  Our major cash flows in the quarter ended March 31, 2004 consisted of cash out-flow of $437,000 from operations and $6.0 million cash flow from financing activities.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. About 30% of our funds inflow has come from these sources prior to 2003. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including a $1.3 million grant, which began in February 2003, to be spent over two years, from the National Cancer Institute for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in royalties and earn out payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earn out and royalty in the first quarter of 2004 for performance during 2003.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $53.6 million at March 31, 2004.

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

  The premarket approval process is more rigorous and lengthier than the 510(k) clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche, as part of our collaborative agreement, had previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any premarket notifications or premarket approval applications pending, but our cervical cancer detection product and, we believe our glucose monitoring products will require submission of applications for premarket approval.

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

  In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 13485:1996 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 13485:1996 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries.

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

  We have been issued, or have rights to, 38 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 30 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2004 will come from sales of our new SimpleChoice diabetes product line, which has just been launched and some of which is still in development. We sold our BiliChek product line in 2003 and will not have continuing revenue from that source other than future earn out payments. Although we received a payment for royalties and earn out of $655,000 in the first quarter of 2004, there can be no assurance of additional payments. Our ability to collect additional earn out payments from the BiliChek product line depends on Respironics' efforts in conducting that business. Our glucose monitoring product in development depends on finding a new partner and the collaborative partner's ability to generate sales of our products, which will provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  ADJUSTMENTS TO THE CONVERSION PRICE FOR SERIES A CONVERTIBLE PREFERRED STOCK AND THE EXERCISE PRICE FOR CERTAIN OF OUR WARRANTS WILL DILUTE THE OWNERSHIP INTERESTS OF OUR EXISTING STOCKHOLDERS.

  On March 26, 2004, we entered into agreements with investors to raise capital in a private placement of our series A convertible preferred stock and warrants. As a result of this private placement transaction, there are 488,669 shares of our series A convertible preferred stock outstanding convertible into 4,886,690 shares of our common stock at a conversion price of $1.50 per share, plus warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $1.65 per share and warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share. The conversion price for the series A convertible preferred stock and the exercise price for the warrants may be lowered under certain price adjustment provisions in the certificate of designations relating to the series A convertible preferred stock and the warrants if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

  Subject to certain exceptions, if we issue shares of our common stock, or securities convertible into or exercisable for shares of our common stock, at a price per share less than the then effective conversion price for the series A convertible preferred stock, the conversion price for the series A convertible preferred stock will be adjusted to equal such lower per share consideration, the exercise price for the warrants with the $1.65 exercise price will be adjusted to equal such lower per share consideration, and the exercise price for the warrants with the $2.25 exercise price will be adjusted to equal 125% of such lower per share consideration. A reduction in the conversion price for the series A convertible preferred stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion of the series A convertible preferred stock and the exercise of the warrants, respectively. The downward adjustment of the conversion price for the series A convertible preferred stock and the exercise price for these warrants would result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 27% of our outstanding common stock as of March 31, 2004. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

  ITEM 4. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004.

  There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our preferred stock held by Abbott as an offset to claims which have also been made by us under our agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

  On March 26, 2004, we sold to institutional and private investors 488,669 shares of our series A convertible preferred stock, which is convertible into 4,886,690 shares of our common stock, and warrants to purchase 4,886,690 shares of our common stock, one-half of which have an exercise price of $1.65 and the other half of which have an exercise price of $2.25 per share, for an aggregate of $7.3 million in gross proceeds, including the conversion of debt. The number of shares issuable upon conversion of the series A convertible preferred stock and these warrants is subject to adjustment as described in note 6 to the condensed consolidated financial statements. In addition, we issued warrants for 407,336 shares of our common stock with an exercise price of $1.50 per share, as compensation for placement services to Bristol Investment Group, Inc., Stonegate Securities, Inc. and Musket Research Associates, Inc. In conjunction with a debt financing, we also issued warrants to purchase 500,000 and 125,000 shares of our common stock at exercise prices of $2.00 and $2.25, respectively, to a group of lenders, including two of our officers during the quarter ended March 31, 2004 and expensed $871,000 as interest expense relating to these warrants. All of these securities were issued in reliance on the exemption from registration contingent in Section 4(2) of the Securities Act of 1933.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  As a result of the disputes and settlement described in "Item 1. - Legal Proceedings," we did not redeem the shares of redeemable convertible preferred stock subject to redemption or paid the accrued dividends of $250,000 at December 30, 2002. Under the settlement with Abbott, we have agreed to make certain payments to Abbott in connection with the redemption of these shares.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

  (b) Reports on Form 8-K

  Current report on Form 8-K dated March 29, 2004, reporting under Item 5 the completion of a $7.3 million private placement to institutional and private investors of a new series of preferred stock and warrants to purchase shares of common stock.

  Current report on Form 8-K dated and filed on March 31, 2004 furnishing under Item 12 our financial results and other data for the quarter and year ended December 31, 2003.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

  SPECTRX, INC.

Date:May 14, 2004	By: /S/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13(a)-14(a) / 15d-14(a) Certification
31.2	Rule 13(a)-14(a) / 15d-14(a) Certification
32.1	1350 Certification
32.2	1350 Certification

  Exhibit 31.1

  Rule 13(a)-14(a)/15d-14(a) Certification

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
Date: May 14, 2004	/s/ MARK A. SAMUELS Mark A. Samuels Chief Executive Officer

  Exhibit 31.2

  Rule 13(a)-14(a)/15d-14(a) Certification

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  b) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
Date: May 14, 2004	/s/ THOMAS H. MULLER, JR. Thomas H. Muller, Jr. Chief Financial Officer

  Exhibit 32.1

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Samuels, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2004	/s/ MARK A. SAMUELS Name: Mark A. Samuels Title: Chief Executive Officer

  Exhibit 32.2

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas H. Muller, Jr., Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2004	/s/ THOMAS H. MULLER, JR. Name: Thomas H. Muller, Jr. Title: Chief Financial Officer