Form 10-K/A
period 2003-12-31
SPECTRX INC
filed 2004-07-08
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Items 7, 8 & 15 of the registrant's form 10-K for the year ended December 31, 2003 are hereby amended and restated in their entirety.

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

  Our major cash flows in the year ended December 31, 2003 consisted of cash out-flow of $5.8 million from operations (including $6.5 million of operating loss) and $202,000 in addition to property and equipment, which was offset by the issuance of notes payable of $1.0 million. Cash flow from investing activities includes gross proceeds of $5.0 million from the sale of the BiliChek product line. Of the cash out-flow from operations, $1.3 million resulted from payment and prepayment of royalties relating to our agreement with Altea Technologies, Inc.

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

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Report of Independent Registered Public Accounting Firm

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

  We conducted our audit in accordance with The Standard of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of SpectRx, Inc. & subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

   /s/ Ernst & Young LLP

  Atlanta, Georgia
  March 11, 2003

  NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") IN CONNECTION WITH SPECTRX, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS" ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS THAT ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN IN CONNECTION WITH THIS FILING ON FORM 10-K.

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

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
  (In Thousands)

	2001	2002	2003(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,966)	$(8,505)	$(2,611)

Adjustments to reconcile net loss to net cash used in operating activities excluding the effects of acquisition:
Gain on sale of Bilichek product line	0	0	(4,169)
Depreciation and amortization	360	533	507
Loss on retirement of property and equipment	116	5	72
Amortization of deferred compensation	0	54	49
Loss on notes due from related parties	0	508	0
Issuance of common stock, options and warrants for services and debt	0	118	356
Changes in operating assets and liabilities:
Accounts receivable	30	938	(16)
Inventories	44	(206)	(270)
Other current assets	(11)	(368)	(454)
Accounts payable	(85)	(453)	268
Accrued liabilities	121	(528)	432

Total adjustments	575	601	(3,225)

Net cash used in operating activities	(6,391)	(7,904)	(5,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Bilicheck product line	0	0	4,449
Additions to property and equipment	(90)	(290)	(202)
Acquisition of Sterling Medivations, net of cash and cash equivalents	198	(18)	0

Net cash provided by (used in) investing activities	108	(308)	4,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	12,199	70	27
Notes payable	0	0	1,017
Treasury stock purchase	(38)	0	0
Payment on redeemable convertible preferred stock	0	0	(400)
Due from related parties	(29)	(29)	31
Notes receivable from officers	0	0	16

Net cash provided by financing activities	12,132	41	691

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,849	(8,171)	(898)
CASH AND CASH EQUIVALENTS, beginning of year	3,609	9,458	1,287

CASH AND CASH EQUIVALENTS, end of year	$9,458	$1,287	$389

CASH PAID FOR:
Interest	$ 2	$ 0	$113

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Payment of dividends in the form of preferred stock and redeemable convertible preferred stock	$ 315	$ 315	$299

Common stock issued for royalty payments	$ 189	$ 118	$18

Common stock issued to consultants	0	0	$104

Common stock issued in acquisition of Sterling Medivations	$ 4,229	$ (18)	0

Stock options issued in acquisition of Sterling Medivations	$ 62	$ 0	0

  (1) See note 2 "Reclassification"

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

  Reclassification

  Certain amounts in the 2003 cash flow statement have been reclassified to reflect the Gain on sale of Bilichek product line as investing activities rather than operating activities.

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

  5. SALE OF ASSETS

  On March 6, 2003, the Company sold its BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics, Inc. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of product development work, and up to an additional $6.25 million to be paid in royalties and earn out payments over the next five years based upon the achievement of certain operating results. We recognized a gain on the sale of assets to Repironics of $4.2 million during 2003. 3.1 million of such gain, including $2 million of previously deferred gain, was recognized during the fourth quarter upon the achievement of the remaining milestones under the Sale Agreement. The sale of the BiliChek products enables the Company to focus on expanding its diabetes and cancer detection businesses. At December 31, 2002, fixed assets of approximately $443,000, which were fully depreciated, and inventory of $643,000 were included in the sale. BiliChek revenue was approximately $2.5 million in 2002, and $830,000 in 2003, which represented 65% and 52%, respectively, of the Company's total revenue for these years.

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

10.20(11)	Asset Sale Agreement, dated March 6, 2003, between SpectRx and Respironics.
10.21(12)	Securities Purchase Agreement dated March 26, 2004 among SpectRx, Inc. and the purchasers listed on Schedule I.
16.1	Letter re Change in Certifying Accountants (incorporated by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K, filed on June 14, 2002).
16.2	Letter re Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed October 24, 2003).
23.1(13)	Consent of Eisner LLP.
23.2(13)	Consent of Ernst & Young LLP.
24.1 **	Power of Attorney (included on signature page).
31(13)	Rule 13a - 14(a) / 15d - 14(a) Certifications.
32(13)	Section 1350 Certifications

  * Confidential treatment granted for portions of these agreements.
  ** Previously filed.

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

  13. Filed herewith.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of July 2004.

SPECTRX, INC.
/. /s/ THOMAS H. MULLER, JR.
By:	Thomas H. Muller, Jr.
Executive Vice President & Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
	* Mark A. Samuels	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

July 8, 2004	/s/ Thomas H. Muller, Jr. Thomas H. Muller, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	*	Senior Executive Vice President and Director
Keith D. Ignotz

	*	Director
Charles G. Hadley

	*	Director
Earl R. Lewis

	*	Director
William E. Zachary

	*	Director
Chris Monahan

July 8, 2004	/s/ Thomas H. Muller, Jr. Thomas H. Muller, Jr. Attorney-in-fact