Form 10-Q/A
period 2004-06-30
SPECTRX INC
filed 2004-08-17
CIK 924515

FORM 10-Q/A
Amendment No. 1

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

Items 1 and 2 of Part I of the registrant's Form 10-Q for the quarter ended June 30, 2004 are hereby amended and restated in their entirety due to two typographical errors.

 The last sentence of Note 4. to the consolidated financial statements presented in part I, Item 1. has been corrected to read "Under our settlement agreement, we are accruing interest on the payments at 1% per month." The last sentence of the QUARTER OVERVIEW presented on Part I, Item 2. has been corrected to read "(The company accounts for the grants as reduction of expense and as of June 30th, $639,000 was still available from this previous grant of $1.3 million to be used through January 2005.)"

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

We have been in negotiations with Abbott since early 2003 regarding the patent issue and the payments and terms under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. Under our settlement agreement, we are accruing interest on the payments of 1% per month.

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

  On June 15, 2004, we reported that we had been selected by the National Cancer Institute ("NCI") to receive funding for an additional grant of an estimated $1.1 million to support development of our non-invasive cervical cancer detection technology. We have been selected for a total of $2.5 million in NCI grant funding for the program. The funds for the latest grant are under NCI's "fast track" Small Business Innovation Research program and are planned for use to develop lower-cost, pre-production devices, employing single-patient-use disposables for testing in the pivotal U.S. Food and Drug Administration (FDA) clinical trial. Previously, the company received grants totaling $1.3 million to defray the cost of clinical trials. (The company accounts for the grants as reduction of expense and as of June 30th, $639,000 was still available from this previous grant of $1.3 million to be used through January 2005.)

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

  (b) Report on Form 8-K

  Current report on Form 8-K dated and filed on May 11, 2004 furnishing under Item 12 our financial results and other data for the first quarter ended March 31, 2004.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Norcross, Georgia.

  SPECTRX, INC.

  Date: August 17, 2004

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