Form 10-Q
period 2004-09-30
SPECTRX INC
filed 2004-11-15
CIK 924515

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

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

YES [ ] NO [X]

The number of issued and outstanding shares of the registrant's common stock, $0.001 par value, as of October 31, 2004, was 11,390,079.

SPECTRX, INC.
INDEX

Part I. Financial Information

Item 1. Financial Statements

SPECTRX, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	December 31, 2003	September 30, 2004 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$389	$1,343
Accounts receivable	816	212
Inventories	238	233
Other current assets	1,250	508

Total Current Assets	2,693	2,296
NONCURRENT ASSETS
Property & equipment, net	494	574
Intangibles, net	3,527	3,291
Other assets	0	83

Total Noncurrent Assets	4,021	3,948

TOTAL ASSETS	$6,714	$6,244

LIABILITIES & STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$833	$538
Accrued liabilities	1,203	684
Redeemable preferred stock; current portion	1,599	1,345
Notes payable	1,017	0

Total Current Liabilities	4,652	2,567
COLLABORATIVE PARTNER ADVANCE	381	381
REDEEMABLE PREFERRED STOCK, LESS CURRENT PORTION	3,264	3,382
STOCKHOLDERS' DEFICIT
Series A convertible preferred stock (liquidation preference $7,330)	0	4,559
Preferred stock	1,245	1,290
Common stock	11	11
Additional paid-in-capital	48,335	51,363
Treasury stock, at cost	(95)	(104)
Deferred compensation	(69)	(35)
Accumulated deficit	(51,010)	(57,170)

Total Stockholders' Deficit	(1,583)	(86)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$6,714	$6,244

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC. & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net sales	$209	$276	$1,136	$673
Cost of sales	216	348	708	875

Gross (loss) profit	(7)	(72)	428	(202)
EXPENSES
Research & development	1,091	922	3,310	2,839
Sales & marketing	191	189	560	545
General & administrative	555	515	1,632	1,435

Total	1,837	1,626	5,502	4,819

Operating loss	(1,844)	(1,698)	(5,074)	(5,021)
GAIN ON SALE OF BILICHEK™ PRODUCT LINE	0	0	1,062	0
INTEREST EXPENSE	(29)	(11)	(98)	(930)

NET LOSS	(1,873)	(1,709)	(4,110)	(5,951)
Preferred stock dividends	(73)	(68)	(226)	(209)
Deemed dividend on series A preferred	0	0	0	(4,970)

Loss attributable to common stockholders	($1,946)	($1,777)	($4,336)	($11,130)

Basic & diluted net loss per share
	($0.17)	($0.16)	($0.39)	($0.98)

Basic &diluted weighted average shares outstanding	11,248	11,390	11,258	11,383

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC. & SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,110)	$(5,951)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	365	311
Amortization of deferred compensation	87	34
Gain on sale of BiliChek product line	(1,062)	0
Issuance of common stock, options and warrants for services and debt	0	865
Changes in assets and liabilities:
Accounts receivable	201	604
Inventory	(212)	5
Other current assets	(400)	742
Other assets	0	(83)
Accounts payable	(43)	(295)
Accrued liabilities	(98)	(508)
Total adjustments	(1,162)	1,675

Net cash used in operating activities	(5,272)	(4,276)

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to property & equipment	(163)	(155)
Cash proceeds from sale of BiliChek product line	4,000	0

Net cash provided by (used in) investing activities	3,837	(155)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A convertible preferred stock & warrants	0	5,684
Issuance of common stock	18	18
Proceeds from issuance of notes payable	1,000	0
Issuance (payments) of director's notes	31	(17)
Payment on redeemable preferred stock, current portion	(400)	(300)

Net cash provided by financing activities	649	5,385

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(387)	954
CASH AND CASH EQUIVALENTS, beginning of period	1,287	389

CASH AND CASH EQUIVALENTS, end of period	$900	$1,343

The accompanying notes are an integral part of the financial statements.

SPECTRX, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. These statements reflect all adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2004, results of operations for the three and nine months ended September 30, 2003 and 2004, and cash flows for the nine months ended September 30, 2003 and 2004. The results of operations for the three and nine months ended September 30, 2003 and 2004 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2004, we have an accumulated deficit of $57.2 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least mid-2005 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

In addition, a portion of our revenues and profits are expected to be derived from (a) royalties that we will receive from Respironics, Inc. ("Respironics") resulting from sales of the BiliChek infant jaundice products and (b) from the insulin delivery products developed by our subsidiary, Sterling Medivations, Inc. ("Sterling"). The royalties that we expect to receive from Respironics and profits from Sterling products depend on sales of these products. We intend to market our insulin delivery products directly to distributors and other customers. Respironics may not be able to sell sufficient volumes of the infant jaundice products to generate substantial royalties for us.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. Management believes that the funds from sales and royalty income will not be sufficient to support planned operations through September 30, 2005. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. However, there can be no assurance that we will be able to achieve planned sales volumes or sales volumes sufficient to fund operations through 2005. These conditions raise doubt about our ability to continue as a going concern through September 30, 2005 and possibly thereafter. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2003 included in our annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net loss attributable to common stockholders, as reported	($1,946)	($1,777)	($4,336)	($11,130)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(161)	(82)	(493)	(243)

Pro forma net loss	($2,107)	($1,859)	($4,829)	($11,373)

Loss per share:
Basic & diluted, as reported	($0.17)	($0.16)	($0.39)	($0.98)
Basic & diluted, pro forma	($0.19)	($0.16)	($0.43)	($1.00)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Our adoption of SFAS No. 146 on January 1, 2003 did not have any material effect on our financial statements.

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of Interpretation No. 46R have a variety of implementation dates. The impact of Interpretation No. 46R on our financial position and results of operations was not material, because we have no variable interest entities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement affects our accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting FASB No. 150 was not material to our financial position and results of operations.

In December 2003, the SEC published Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." This SAB updates portions of the SEC staff's interpretive guidance provided in SAB No. 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB No. 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB's Emerging Issues Task Force ("EITF") on various revenue recognition topics, including EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables." SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff's "Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers." SAB No. 104 does not have a material impact on our financial position and results of operations since our revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

 3. STERLING MEDIVATIONS

On December 31, 2001, we purchased the outstanding shares of Sterling, now doing business as SimpleChoice. Sterling was a developer of innovative insulin delivery products for people with diabetes. The acquisition of Sterling expanded our diabetes business by adding a portfolio of insulin delivery products, cleared by the Food and Drug Administration, including consumables for the rapidly growing insulin pump market. As a result of the merger, we issued a total of 612,562 shares of our common stock in exchange for all of the outstanding Sterling common stock and preferred stock and reserved 22,151 shares of our common stock for issuance upon exercise of stock options assumed in the merger with an estimated fair market value of $62,159. Sterling stockholders and option holders will be entitled to receive up to an aggregate of 1,234,567 additional shares of our common stock in the future if the SimpleChoice product line achieves specified financial goals. As of September 30, 2004, such goals were not met; as a result, no additional shares have been issued. In connection with the acquisition of Sterling, we entered into employment agreements with four employees for terms which expired in June 2003. The excess of the cost over the estimated fair value of net tangible assets acquired amounts to approximately $4.1 million and has been included in intangible assets in the accompanying consolidated balance sheets. The $4.1 million purchase price excess has been allocated between patents and non-compete agreements. Accumulated amortization of our intangible assets as of September 30, 2004 is approximately $899,000. The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, "Accounting for Business Combinations."

4. LITIGATION

In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott Laboratories, Inc. ("Abbott") to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our preferred stock held by Abbott as an offset to claims which have also been made by us under our agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we have agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement during 2003 and in the first quarter of 2004, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

We have been in negotiations with Abbott since early 2003 regarding the patent issue and the payments and terms under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. Under our settlement agreement, we are accruing interest on the payments of 1% per month. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We have again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

During November 2002, a former employee issued a note to us for the exercise of options for 21,000 shares of common stock in the amount of $16,000, which was non-interest bearing. The shares were held in escrow for collateral on the note. The note was payable upon sale of all the shares or December 31, 2003, whichever occurred earlier. During 2002, we recognized approximately $19,000 in compensation expense associated with the issuance of this note. The note was paid in full on December 19, 2003.

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

In November 1999, Abbott, a former collaborative partner, subscribed to 525,000 shares of redeemable convertible preferred stock for consideration of $5,250,000, of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

In September 2001, we entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends.

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have us redeem the shares of preferred stock. Abbott had previously elected to have 425,000 shares of preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly cash payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 shares of preferred stock and to pay accrued dividends as to such shares. We have paid $700,000 to Abbott through September 30, 2004. Our remaining yearly financial obligations to Abbott under the agreement are approximately $1.3 million, $1.8 million and $1.9 million during 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

We have been in negotiations with Abbott since early 2003 regarding the patent issue described in Note 4 and the payments and terms under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We have again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable preferred stock in the accompanying consolidated balance sheets.

Series A Convertible Preferred Stock

We currently have outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, held by 28 holders as of September 30, 2004. The holders of the series A convertible preferred stock are entitled to receive quarterly, at the end of each calendar quarter, commencing on and after March 26, 2006, out of funds legally available therefor, dividends per share at the per annum rate of $0.75 per share.

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

Issuing the series A convertible preferred stock triggered the recognition of the value of the beneficial conversion feature of the series A convertible preferred stock, which is deemed to be a dividend if the conversion price of the preferred stock is below market at the time of the transaction. We recognized a non-cash deemed dividend in the first quarter of 2004 of approximately $5.0 million. The accounting treatment required us to recognize the difference between issuance price and market price at issuance for the convertible instrument as a deemed dividend and increase stockholders' equity in the same amount, so there was no net effect on stockholders' capital deficiency.

In connection with the series A convertible preferred stock issuance, noteholders converted $1.0 million of notes payable into series A convertible preferred stock.

7. WARRANTS

We have issued warrants to purchase our common stock from time to time in connection with certain financing arrangements. As of September 30, 2004, there were outstanding warrants to purchase an aggregate of 6,501,026 shares of common stock at a weighted average exercise price of $2.39 per share. All of our warrants are currently exercisable. Of our warrants, warrants exercisable for 4,886,690 shares of our common stock were issued to the purchasers of our series A convertible preferred stock, with the per share exercise price being $1.65 for one half of those warrants and $2.25 for the other half. Subject to certain exceptions, if we issue shares of common stock, or securities convertible or exercisable for common shares, for a consideration per share of less than the then conversion price for the series A convertible preferred stock, then the per share exercise price for the warrants with the $1.65 exercise price will be adjusted to equal such lower per share consideration, and the exercise price for the warrants with the $2.25 exercise price will be adjusted to equal 125% of such lower per share consideration. All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in our corporate structure. Holders of some of our warrants are entitled to certain rights to cause us to register such shares under the Securities Act of 1933.

8. DEBT

On July 30, 2003, for the purposes of obtaining short-term financing until permanent financing could be secured, we entered into separate promissory note agreements with a group of individuals that aggregated $1.0 million. The notes bore interest at 12% per annum and matured on January 31, 2004. In accordance with the terms of the promissory note agreements, we issued warrants, exercisable at $2.25 per share at any time after January 30, 2004 until July 30, 2007, to the group of individuals for each month the notes were outstanding. As of September 30, 2004, 260,000 warrants have been issued. On February 6, 2004, we entered into separate promissory note agreements with a group of individuals that aggregated $1.0 million, which liquidated the aforementioned notes. These notes bore interest at 15% per annum and had a scheduled maturity of June 26, 2004. In accordance with the terms of the promissory note agreements, the Company issued warrants for 500,000 shares exercisable at $2.00 per share at any time after February 6, 2004 until February 5, 2009, to the group of individuals. On March 26, 2004, these notes were surrendered in connection with the series A convertible preferred stock financing. During the first quarter of 2004, we recorded approximately $871,000 as interest expense for the estimated fair value of the warrants to purchase 635,000 common shares issued during the quarter, as determined under the Black-Sholes option-pricing model.

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

In November 2003 upon completion of all remaining milestones, we received the $1.0 million due for completion of the product development work. In February 2004, we received payments for earnout ($509,000) and royalties ($146,000) on sales of disposables by Respironics pursuant to the asset sale agreement. Both the earnout and the royalties were accrued as of December 31, 2003 and we recognized, at that time, the remaining portion of the deferred revenue of $2.0 million as gain on sale of BiliChek.

On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this action was subject to the indemnification provision of our asset sale agreement. The allegation relates to a patent filed more than one year after the BiliChek was launched. Management believes that the infringement claim is without merit and is working with Respironics to resolve the question of infringement.

10. GUARANTEES

In November 2002, the FASB issued Interpretation No. 45. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2003. The adoption of Interpretation No. 45 did not have a material impact on our results of operations or financial condition and did not result in any additional liabilities as of September 30, 2004 associated with guarantees covered by this interpretation.

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

Information regarding the changes in our aggregate product warranty liabilities is as follows for the nine month period ended September 30, 2004 (in thousands):
Balance, December 31, 2003	$28
Accruals for warranties issued during the period	0
Settlements made (in cash or in kind) during the period	0
Balance, September 30, 2004	$28

11. LOSS PER COMMON SHARE

Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2004 and 2003 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 13,101,736, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the three months and nine months ended September 30, 2004.

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
  whether and when we or our strategic partners will obtain approval from the Food and Drug Administration ("FDA"), and corresponding foreign agencies;
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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock and warrants, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Inc. ("Abbott"), Welch Allyn, Inc. ("Welch Allyn") and Respironics, Inc. ("Respironics") for our continuous glucose monitoring, cervical cancer detection product and BiliChek products, respectively. Over the past two years, we have sold our BiliChek business to our collaborative partner, Respironics, and have agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product and with Welch Allyn for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche Diagnostics BMC related to a diabetes detection product, although there is currently no development or marketing activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, if it is the best path to commercialization for those products. In addition, we are seeking venture capital funding for our non-invasive cervical cancer technology.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2004, we have an accumulated deficit of about $57.2 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least mid-2005 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or delivery of services. We also have recognized milestone revenue from our collaborative partners when a milestone was accomplished or when we, and our partner, agreed that a milestone was due. We recognize royalty revenue on the disposable product in the BiliChek line, the BiliCal, when earned as and when communicated from Respironics.

  Reserves for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers or subsidiaries, as well as their financial condition, and revise our reserves as a result.

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

  QUARTER OVERVIEW

  On August 11, 2004 we announced the commencement of the pivotal clinical trial necessary for FDA approval for our non-invasive cervical cancer detection device. The University of Texas Medical Center in Dallas is conducting the clinical study at Parkland Hospital in Dallas. The clinical trial is being primarily supported by a grant from the National Cancer Institute ("NCI"). An additional NCI grant will support product engineering and commercialization work.

  On September 9, 2004, we announced the launch of our new SimpleChoice® easy and easy Pro insulin pump infusion sets with shorter catheters. The less invasive catheters, which are about 25 percent shorter than standard catheters, are designed for a more comfortable insertion and wearing experience for people with diabetes who use insulin pumps. The new infusion sets are for use with insulin pumps made by Medtronic®, Deltec®, Animas® and Disetronic®.

  On September 15, 2004, we announced that we received CE Mark approval for our SimpleChoice® line of insulin pump supplies. The CE Mark award allows the sale of SimpleChoice® insulin pump infusion sets and reservoirs in the European Union.

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

  General. Net loss attributable to common stockholders was $1.8 million during the three months ended September 30, 2004 as compared to a net loss attributable to common stockholders of $1.9 million for the same period in 2003. The reduction in loss is primarily due to reduced research and development expenses.

  Net loss was $1.7 million during the three months ended September 30, 2004, as compared to a net loss of $1.9 million for the same period in 2003. Product revenue increased to $276,000 from $209,000. Gross profit decreased from a loss of $7,000 in the third quarter of 2003 to a loss of $72,000 in the third quarter of 2004. Operating expense was $211,000 less in the third quarter of 2004 than the same period in 2003. Operating loss in the third quarter of 2004 as a result was $1.7 million as compared to $1.8 million in the third quarter of 2003.

  Revenue. Product revenue increased to $276,000 for the quarter ended September 30, 2004 from $209,000 for the same period in 2003. Product revenue is higher for the 2004 quarter than for the comparable period in 2003 due to the increase in SimpleChoice product revenue.

  Cost of Sales. Cost of sales increased to $348,000 for the three months ended September 30, 2004 from $216,000 for the same period in 2003. The increase is primarily due to higher sales, but also due to lower current margins. The primary reason for the gross loss during the quarter is the fixed production overhead, which is not completely absorbed by current low volumes. We expect costs of sales to increase in the future with the ramp up and sales of products associated with our SimpleChoice product line.

  Research and Development Expenses. Research and development expenses decreased to $922,000 for the three months ended September 30, 2004 compared to $1.1 million for the same period in 2003. The reduction in expenses is primarily due to lower cancer research and development expense during 2004, due to funding from grants and contracts, and the elimination of BiliChek. We expect research and development expenses to remain at a high level this year as we continue development in our diabetes management business.

  Sales and Marketing Expenses. Sales and marketing expenses remained approximately the same at $189,000 during the three months ended September 30, 2004 from $191,000 for the same period in 2003. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses decreased to $515,000 during the three months ended September 30, 2004 compared to $555,000 for the same period in 2003. The reductions are primarily due to expense reduction in our investor relations spending. General and administrative expenses are expected to increase in the future with increases in SimpleChoice administrative needs.

  Net Interest and Other Expense. Net interest and other income improved to an expense of $11,000 for the three months ended September 30, 2004 as compared to an expense of $29,000 for the same period in 2003. The reduction in the interest expense is due to the conversion of notes payable, which were outstanding in 2003, into preferred stock in March of 2004.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

  General. Net loss attributable to common stockholders was $11.1 million during the nine months ended September 30, 2004 as compared to a net loss attributable to common stockholders of $4.3 million for the same period in 2003. During 2004, we recognized a deemed dividend of $5.0 million from issuance of shares of our series A convertible preferred stock. Also during 2004, we recognized $871,000 interest expense for the value of the warrants issued in connection with a bridge loan.

  Revenue. Product revenue decreased to $673,000 for the nine months ended September 30, 2004 from $1.1 million for the same period in 2003. Because the BiliChek product line was sold in March 2003, there were no BiliChek revenues for the nine months ended September 30, 2004, versus $684,000 for the same period in 2003. SimpleChoice sales were $442,000 for the nine months ended September 30 2004, versus $126,000 for the same period in 2003.

  Cost of Sales. Cost of sales increased to $875,000 for the nine months ended September 30, 2004 from $708,000 for the same period in 2003. The increase is due to increased costs for higher volumes of SimpleChoice products, offset by a decrease of BiliChek costs due to the sale of that product line in 2003.

  Research and Development Expenses. Research and development expenses decreased to approximately $2.8 million for the nine months ended September 30, 2004 compared to $3.3 million for the same period in 2003. The decrease in research and development expenses was primarily due to the elimination of the BiliChek research and development program in 2004.

  Sales and Marketing Expenses. Sales and marketing expenses slightly decreased to $545,000 during the nine months ended September 30, 2004 from $560,000 for the same period in 2003, due to the reduction of our BiliChek marketing function.

  General and Administrative Expenses. General and administrative expenses decreased to $1.4 million during the nine months ended September 30, 2004 compared to $1.6 million for the same period in 2003. The decrease is primarily due to a decrease in costs associated with salaries of $62,000 and outside services and consulting fees of $188,000, offset by an increase in rent expense of $152,000.

  Net Interest and Other Income. Net interest and other income decreased to an expense of $930,000 for the nine months ended September 30, 2004 as compared to an expense of $98,000 for the same period in 2003. The primary causes of this decrease are the recognition of interest expense for the warrants issued related to the bridge loan during the first quarter of 2004.

  For the nine months ending September 30, 2003, we recognized about $1.1 million in gain on the sale of our BiliChek product line.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through September 30, 2004, we received approximately $62.3 million in proceeds from sales of our debt and equity securities. At September 30, 2004, we had cash of approximately $1.3 million and a working capital deficit of approximately $271,000.

  In August 2002, Abbott notified us that it intended to redeem the $4.25 million of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of preferred stock on an extended schedule through 2006. We paid Abbott the amounts under that agreement for items due through December 31, 2003 and pursued additional negotiations for amounts due in 2004 and beyond. We have been in negotiations with Abbott since early 2003 regarding a patent issue and the payments and terms under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve other issues and renegotiate the payment terms. Under our settlement agreement, we are accruing interest on the payments of 1% per month. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We have again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms. (see Part II, Item 1. - Legal Proceedings)

  Our major cash flows in the nine months ended September 30, 2004 consisted of cash out-flow of $4.3 million from operations and $5.4 million of cash flow from financing activities. The largest portion of the cash outflow from operations was due to accrued payables paid after March 26, 2004 and the reduction of accounts payable. The cash flow from financing was primarily due to the private placement completed on March 26, 2004

  We have historically also received funds from milestones and reimbursements from our collaborative partners. About 30% of our funds inflow has come from these sources prior to 2003. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including a $1.3 million grant, which began in February 2003, to be spent over two years, from the National Cancer Institute for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in royalties and earn out payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earn out and royalty in the first quarter of 2004 for performance during 2003.

  We announced on March 26, 2004 that we had completed a private placement to institutional and private investors of a new series of our preferred stock and of warrants to purchase shares of our common stock. Proceeds to the company were approximately $7.3 million, prior to the payment of placement agent fees and expenses. Of the proceeds, approximately $1.0 million represented the conversion of debt into securities issued in the financing.

  Subject to customary adjustments, the preferred stock is convertible into, and the warrants are exercisable for, 4,886,690 and 4,886,690 shares of common stock, respectively. The warrants are currently exercisable. One-half of the warrants permit the holders to purchase shares of our common stock at a price of $1.65 per share, and the other half, at $2.25 per share.

  During the next twelve months we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. Management believes that the funds from sales and royalty income will not be sufficient to support planned operations through September 30, 2005. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. However, there can be no assurance that we will be able to achieve planned sales volumes or sales volumes sufficient to fund operations through 2005. These conditions raise doubt about our ability to continue as a going concern through September 30, 2005 and possibly thereafter.. The level of funds needed depends on our ability to introduce products, reach expected sales goals and manage costs according to our plan. If we experience delays, fall short of our plan, incur additional costs or require additional working capital, we will need to raise additional funds. If we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable preferred shares, we will need to raise additional funds. We also need to secure a collaborative partner to move forward with our continuous glucose monitoring program and will need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer product in a timely fashion. Any required additional funding may not be available on terms attractive to us or at all.

  We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure of our potential collaborative partners to fund our development expenditures, or our inability to obtain capital through other sources, would have a material adverse effect on our business, financial condition and results of operations.

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

  ALTHOUGH WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS WITHIN THE NEXT TWELVE MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  Management believes that the funds from sales and royalty income will not be sufficient to support planned operations through September 30, 2005. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable preferred shares, we will need to raise greater additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists doubt about our ability to continue as a going concern. Management believes funds from sales and royalty revenue will not be sufficient to support planned operations through September 30, 2005. There can be no assurance that we will be able to raise additional funds. If we do not meet these targets, we will need to seek additional funding. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing our development of our cervical cancer detection technology with the support of contracts and grants we have secured. We also are looking for a collaborative partner to fund the development of our glucose monitoring technology. However, there can be no assurance that we will be able to successfully implement or continue these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $57.2 million at September 30, 2004.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 27 510(k) premarket notification submissions approved through September 30, 2004.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 27% of our outstanding common stock as of September 30, 2004. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We have not entered into any transactions using derivative financial instruments and believe our exposure to interest rate risk, foreign currency exchange rate risk and other relevant market risks is not material.

  ITEM 4. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  We have been in negotiations with Abbott since early 2003 regarding the patent issue and the payments and terms under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We have again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this action was subject to the indemnification provision of our asset sale agreement. The allegation relates to a patent filed more than one year after the BiliChek was launched. Management believes that the infringement claim is without merit and is working with Respironics to resolve the question of infringement.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  As a result of the disputes and settlement with Abbott described in "Item 1. - Legal Proceedings," we did not redeem the shares of redeemable convertible preferred stock subject to redemption or pay the accrued dividends of $250,000 at December 30, 2002. Under the settlement with Abbott, we have agreed to make certain payments to Abbott in connection with the redemption of these shares. As described in Part II, Item 1 "Legal Proceedings", Abbott has sent us a notice of default on three of those payments, the terms of which we are attempting to renegotiate.

  ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Form of Option Agreement under 1995 Stock Option Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	By: /S/ THOMAS H. MULLER, JR.

Thomas H. Muller, Jr. Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

  EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Form of Option Agreement under 1995 Stock Option Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
  9; 9;