Form 10QSB
period 2005-03-31
SPECTRX INC
filed 2005-05-26
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

For the transition period from ____________

Commission file number: 0-22179

SPECTRX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

4955 Avalon Ridge Parkway, Suite 300 Norcross, Georgia 30071 (Address of principal executive offices)

Issuer's telephone number:     (770) 242-8723

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 2, 2005, the registrant had outstanding 11,557,437 shares of Common Stock.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET

(IN THOUSANDS EXCEPT PAR VALUE)

ASSETS	December 31, 2004	March 31, 2005 (Unaudited)

CURRENT ASSETS:
Cash and equivalents	$247	$26
Accounts receivable	1,336	674
Inventories	363	383
Other current assets	203	164
Total current assets	2,149	1,247

NONCURRENT ASSETS:
Property and equipment, net	573	557
Other assets	83	83
Total noncurrent assets	656	640
TOTAL ASSETS	$2,805	$1,887

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$566	$731
Accrued liabilities	491	645
Redeemable convertible preferred stock and accrued dividends in default	1,436	1,436
Redeemable convertible preferred stock, current portion	1,711	1,711
Advance payable	381	381
Total current liabilities	4,585	4,904

LONG TERM LIABILITIES:
Redeemable convertible preferred stock and accrued dividends	1,634	1,686
Dividends payable - series A	281	372
TOTAL LIABILITIES	6,500	6,962

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A preferred stock (Liquidation preference $7,330)	4,559	4,559
Common stock	12	12
Additional paid-in capital	52,688	52,688
Treasury stock, at cost	(104)	(104)
Deferred compensation	(42)	(38)
Accumulated deficit	(60,808)	(62,192)
TOTAL CAPITAL DEFICIT	(3,695)	(5,075)
Total liabilities and capital deficit	$2,805	$1,887

The accompanying notes are an integral part of these consolidated statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005
(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2004	2005
REVENUE:
NET REVENUE	$125	$369
COSTS AND EXPENSES:
Cost of product sales	286	393
Research and development	939	664
Sales and marketing	163	150
General and administrative	325	363
	1,713	1,570
Operating loss	(1,588)	(1,201)
INTEREST INCOME (EXPENSE), net	(903)	(40)
NET LOSS	(2,491)	(1,241)
PREFERRED STOCK DIVIDENDS	(73)	(143)
DEEMED DIVIDEND ON SERIES A PREFERRED	(4,970)	0
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,534)	$(1,384)
BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.66)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,372	11,557

The accompanying notes are an integral part of these consolidated statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,491)	$(1,241)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	115	26
Loss on retirement of assets		25
Amortization of deferred compensation	10	4
Issuance of options and warrants	791	0
Changes in operating assets and liabilities:
Accounts receivable	14	(38)
Inventories	(65)	(20)
Other current assets	320	39
Accounts payable	105	165
Accrued liabilities	109	154
Total adjustments	1,399	355
Net cash used in operating activities	(1,092)	(886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(34)	(35)
Net proceeds from sale of BiliCheck assets	655	700
Net cash provided by (used in) investing activities	621	665

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	18	0
Issuance of series A preferred stock and warrants	6,330	0
Dividends paid on redeemable convertible preferred stock	(300)	0
Net cash provided by financing activities	6,048	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,577	(221)
CASH AND EQUIVALENTS, beginning of period	389	247
CASH AND EQUIVALENTS, end of period	$5,966	$26

The accompanying notes are an integral part of these consolidated statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2005, results of operations for the three months ended March 31, 2004 and 2005, and cash flows for the three months ended March 31, 2004 and 2005. The results of operations for the three months ended March 31, 2004 and 2005 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2004.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception, and, as of March 31, 2005, we had an accumulated deficit of approximately $62.2 million. To date, we have engaged primarily in research and development efforts. We first generated revenue from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least 2005 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

In addition, a portion of our revenues and profits are expected to be derived from (a) earnout that we will receive from Respironics, Inc. ("Respironics") resulting from sales of the BiliChek infant jaundice products and (b) from the insulin delivery products developed by our subsidiary, Sterling Medivations, Inc. ("Sterling"). The earnout that we expect to receive from Respironics and profits from Sterling products depend on sales of these respective products. We intend to market our insulin delivery products directly to distributors and other customers. Respironics may not be able to sell sufficient volumes of the infant jaundice products to generate substantial royalties for us.

Going Concern

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At March 31, 2004, our current liabilities exceeded current assets by approximately $3.7 million and we have a capital deficit due principally to our recurring losses from operations. We have initiated litigation against Abbott Laboraatories, Inc. ("Abbott"), asserting substantial damages and are withholding payment due under our redeemable preferred stock agreement. As a consequence we are in default on payments due under our settlement with Abbott regarding our redeemable preferred stock agreement. These factors raise substantial doubt about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. We currently plan to raise additional funds through financing our accounts receivable and seeking additional debt funding secured by our potential BiliChek earnout.

If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing to levels to those supportable by available funding. Under certain circumstances, we may have to curtail our SimpleChoice operations and only pursue activities for which we have external financial support, such as the NIAAA contract and the National Cancer Institute funding. Management is working to obtain additional funds and believes those funds along with funds from sales and earnout revenues may be sufficient to support planned operations through December 31, 2005. However, there can be no assurance that we will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Reclassification

Certain amounts in the 2004 cash flow statement have been reclassified to reflect the Gain on sale of Bilichek product line as investing activities rather than operating activities.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2004 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC").

3. STOCK BASED COMPENSATION

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

	Three Months Ended March 31

	2004	2005

Net loss attributable to common stockholders, as reported	$(7,534)	$(1,384)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(80)	(41)
Pro forma net loss	$(7,614)	$(1,425)

Loss per share:
Basic & diluted, as reported	($0.66)	$(0.12)
Basic & diluted, pro forma	($0.67)	$(0.12)

4.   LITIGATION

In January 2003, we announced that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We are withholding payment due in connection with the redemption of the shares of our preferred stock held by Abbott in connection with our claims under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our preferred stock was required to be redeemed on December 30, 2002 at $10 per share. We asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

On July 15, 2004, Abbott sent us a letter notifying that we were in default on two separate payments due in 2004 and demanded payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent a letter notifying we were in default on an additional payment due in 2004 and demanded payment. We again responded that we expected to continue to seek to resolve the patent issues and renegotiate the payment terms.

On February 17, 2005, we initiated litigation against Abbott Laboratories relating to the dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not paid $1.4 million of the amount due in 2004. This amount has been shown as a current liability.

On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005, we entered into a settlement agreement with Respironics resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments early due for 2004, Respironics will withhold approximately $275,000 of earnout payments due for 2006. We will reflect this settlement in the financial statements for the three months ended June 30, 2005. No additional claims are expected under the indemnification clause because more than two years have passed since the closing date of the BiliChek asset sale.

5. STOCKHOLDERS' EQUITY

Preferred Stock

In January 1997, authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

In November 1999, the board of directors has designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or additional shares of the preferred stock at the rate of 6% per annum. During the years ended December 31, 2003 and 2004, we accrued dividends in the form of shares redeemable convertible preferred stock of $299,000 and $278,000, respectively. The shares of preferred stock, together with any accrued but unpaid dividends, are convertible into shares of common stock at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which we give notice to Abbott of Abbott's right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

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

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the remaining redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock held by Abbott redeemed by us. Abbott had previously elected to have 425,000 shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay accrued dividends as to such shares. We paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively. Our yearly financial obligations to Abbott under the agreement are approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable preferred stock in the accompanying consolidated balance sheets.

We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue and the payments of "outstanding accrued dividends" and "redemption" under the settlement. Abbott notified us that we were in default on four separate payments due in 2004 and demanded payment.

On February 17, 2005, we initiated litigation against Abbott Laboratories relating to our dispute over intellectual property issues (see Note 4). We are represented in this matter under a contingency fee arrangement. In connection with this matter, we have not paid $1.4 million of the amounts due in 2004.

Series A Convertible Preferred Stock

We currently have outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, held by 28 holders as of December 31, 2004. The holders of the series A convertible preferred stock are entitled to receive quarterly, at the end of each calendar quarter, commencing on and after March 26, 2006, out of funds legally available therefor, dividends per share at the per annum rate of $0.75 per share. As of March 31, 2005, we have accrued $372,000 of dividends payable.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, or the like occurring after March 26, 2004), referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The current per share conversion price is $1.50.The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if we issue common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

The holders of the series A convertible preferred stock have the right of first refusal to purchase their pro-rata shares of any new securities, as defined in the certificate of designations governing the series A convertible preferred stock, that we may, from time to time, propose to sell and issue.

Issuing the series A convertible preferred stock triggered recognition of the value attributable to the beneficial conversion feature of the series A convertible preferred stock, which is deemed to be a dividend if the effective conversion price of the preferred stock is below market at the time of the transaction. We recognized a deemed dividend in the first quarter of 2004 of approximately $4.6 million recognizing the difference between issuance price and market price at issuance for the convertible instrument as a deemed dividend and increased stockholders' equity in the same amount, so that there was no net effect on the capital deficit.

In connection with the series A convertible preferred stock issuance, noteholders, at our request, exchanged $1.0 million of notes payable into series A convertible preferred stock.

Stock Options

Our 1995 Stock Plan (the "Plan"), as amended, provides a total of 1,928,572 shares of common stock, of which a total of 1,638,221 shares remain available. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by our board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of our common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At March 31, 2005, options to purchase 64,632 shares of common stock were available for future grant under the Plan. Currently up for vote, our plans are to extend this stock option plan by 10 years and also to increase the total number of available options, subject to approval from the stockholders.

In January 2002, we assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At December 31, 2004, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between us and Sterling Medivations.

6. LOSS PER COMMON SHARE

Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2004 and 2003 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 12,967,522, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the three months ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this report which express "belief," "anticipation" or "expectation" as well as other statements which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuances of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Inc., Welch Allyn, Inc. and Respironics, Inc. for our continuous glucose monitoring, cervical cancer detection and BiliChek products, respectively. In 2003, we sold our BiliChek business to our collaborative partner, Respironics, and agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product. In 2002, we and Welch Allyn terminated our collaborative relationship for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche related to a diabetes detection product, although there is currently little development activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, such as our cervical cancer detection product, if we believe that is the best path to commercialization for those products.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2005, we have an accumulated deficit of about $62.2 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least May 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2004, a majority of our revenues came from our SimpleChoice insulin delivery product and research contract revenue. We expect that the majority of our revenue in 2005 will be derived from sales of our SimpleChoice insulin delivery products. Our other products for glucose monitoring and cervical cancer detection are still in development.

  We currently sell our insulin delivery products to distributors, which then distribute our products, resulting in revenues from distributor sales. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established. The earnout that we expect to receive from Respironics depend on sales of the applicable products. We, or our collaborative partner, if we secure one, may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

  Net loss available to common stockholders was $1.4 million during the three months ended March 31, 2005 as compared to a net loss available to common stockholders of $7.6 million for the same period in 2004. Included in the 2004 results was a non-cash deemed dividend of approximately $4.9 million to reflect the accounting treatment of the issuance of shares of our series A convertible preferred stock with a conversion price below market price at the time of issuance.

  Net loss was $1.2 million during the three months ended March 2005, as compared to a net loss of $2.5 million for the same period in 2004. Product revenue increased to $369,000 from $125,000 primarily due to the increase in the SimpleChoice revenue. Gross loss decreased from $161,000 in 2004 to a loss of $24,000 in 2005. Operating expense was $250,000 less in the first quarter of 2005 than the same period in 2004. Operating loss in the first quarter of 2005 as a result was $1.2 million as compared to $1.6 million in 2004.

  Revenue. Product revenue increased to $369,000 for the quarter ended March 31, 2005 from $125,000 for the same period in 2004. Product revenue is higher for the 2005 quarter than for the comparable period in 2004 due to the increase in SimpleChoice sales.

  Cost of Sales. Cost of sales increased to $393,000 for the three months ended March 31, 2005 from $286,000 for the same period in 2004. The increase was primarily due to SimpleChoice revenue. Included in the cost of sales is $165,000 of overheads pertaining to our operations department.

  Research and Development Expenses. Research and development expenses decreased to approximately $664,000 for the three months ended March 31, 2005 compared to $939,000 for the same period in 2004. The decrease was due to reduced expenses in glucose monitoring and SimpleChoice research and development.

  Sales and Marketing Expenses. Sales and marketing expenses decreased slightly to $150,000 during the three months ended March 31, 2005 from $163,000 for the same period in 2004. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses increased to $363,000 during the three months ended March 31, 2005 compared to $325,000 for the same period in 2004. General and administrative expenses are expected to increase in the future with increases in SimpleChoice revenue.

  Net Interest and Other Expense. Net interest and other expense decreased to $40,000 for the three months ended March 31, 2005 as compared to expense of $903,000 for the same period in 2004. The decrease is primarily due to the recognition of interest expense on the issuance of warrants related to bridge loans in the first quarter of 2004.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At March 31, 2005, we had cash of approximately $26,000 and negative working capital of approximately $3.7 million.

  In August 2002, Abbott notified us that it intended to redeem the $4.25 million of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of preferred stock on an extended schedule through 2006, but are not currently doing so due to on going litigation.

  Our major cash flows in the quarter ended March 31, 2005 consisted of cash out-flows of $886,000 from operations (including $1.2 million of operating loss and the purchase of $35,000 of property and equipment and net proceeds of $700,000 from sale of Bilicheck assets.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2 million, to be spent over 2004 and 2005, from the NCI for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in earnout payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earnout in the first quarter of 2004 for performance during 2003 and we have received approximately $1.0 million of earnout in 2005 for performance during 2004. We received $700,000 of this earnout in the first quarter of 2005 and $331,000 of earnout was received in April 2005.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. Assuming we are successful in financing our accounts receivable, we believe our existing and available capital resources will be sufficient to satisfy our funding requirements through December 2005, excluding any amounts due on redeemable convertible preferred stock during the year. We need to secure a collaborative partner to move forward with our continuous glucose program and will also need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer product in a timely fashion. We are evaluating various options to further reduce our cash requirements by operating our programs at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Shares Based Payment." The revised SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations beginning no later than January 1, 2006. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We have not determined the effect of the new standard on our earnings; however, expense under the new standard could be somewhat higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on diluted earnings per share could change. We expect to adopt the revised rules on January 1, 2006.

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

  Impairment of Long-Lived Assets

  We evaluate our long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.   We have experienced delays in expanding the line of products which are covered by the patents, underlying the intangibles.  While our projection for the sales of these products over the life of these patents is significant, the range of outcomes regarding the product introductions is highly subjective, such that the full recoverability of the carrying value of the intangible assets is questionable.  Although management believes that the SimpleChoice products continue to have substantial potential for the foreseeable future, the range of estimates of the undiscounted cash flows required us to treat these assets as impaired for accounting purposes and we recorded an impairment charge of $3,211,000 for the period ended December 31, 2004.

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

  ALTHOUGH IT IS LIKELY THAT WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS WITHIN THE NEXT SIX MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  Management believes that the funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations beyond December 31, 2005. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds, including pursuing loans using certain assets as collateral. In addition, if we experience delays, are unable to finance our SimpleChoice working capital requirements, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations through November 30, 2005. Therefore it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before November 30, 2005. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $62.2 million at March 31, 2005.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 27 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through March 31, 2005.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2005 will come from sales of our new SimpleChoice diabetes product line, which has just been launched and some of which is still in development. We sold our BiliChek product line in 2003 and will not have continuing revenue from that source other than future earnout payments. Although we received a payment for earnout of about $1.0 million for 2004, there can be no assurance of additional payments. Our ability to collect additional earnout payments from the BiliChek product line depends on Respironics' efforts in conducting that business. Our glucose monitoring product in development depends on finding a new partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  Our products are based on new methods of glucose monitoring and cervical cancer detection and new methods of delivery for our diabetes products. If our products do not achieve significant market acceptance, our sales will be limited and our financial condition will suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

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

  SINCE WE RELY ON SOLE SOURCE SUPPLIERS FOR SEVERAL OF OUR PRODUCTS, ANY FAILURE OF THOSE SUPPLIERS TO PERFORM WOULD HURT OUR OPERATIONS.

  Several of the components used in our products are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. For our products which require premarket approval, the inclusion of substitute components could require us to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for our products which qualify for premarket notification, the substitute components must meet our product specifications.

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

  Subject to certain exceptions, if we issue shares of our common stock, or securities convertible into or exercisable for shares of our common stock, at a price per share less than the then effective conversion price for the series A convertible preferred stock, the conversion price for the series A convertible preferred stock will be adjusted to equal such lower per share consideration, the exercise price for the warrants with the $1.65 exercise price will be adjusted to equal such lower per share consideration, and the exercise price for the warrants with the $2.25 exercise price will be adjusted to equal 125% of such lower per share consideration. A reduction in the conversion price for the series A convertible preferred stock and the exercise price for the warrants will result in the issuance of a significant number of additional shares of our common stock upon conversion of the series A convertible preferred stock and the exercise of the warrants, respectively. The downward adjustment of the conversion price for the series A convertible preferred stock and the exercise price for these warrants would cause us to recognize an additional charge for the adjustment and result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 20% of our outstanding common stock as of May 2, 2005. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2005.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

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

  On February 17, 2005, we initiated litigation against Abbott Laboratories relating to our dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not made the four payments totaling $1.4 million due in 2004. On April 6, 2005, Abbott notified us that it considered us in default on a total of $1.4 million.

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005 Respironics and SpectRx entered into a settlement agreement resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments early due for 2004, Respironics will withhold approximately $275,000 of earnout payments due for 2006.

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

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the remaining redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock held by Abbott redeemed by us. Abbott had previously elected to have 425,000 shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay accrued dividends as to such shares. We paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively.

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the Financial Statements and the payments of "outstanding accrued dividends" and "redemption" under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two additional payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

  On February 17, 2005, we initiated litigation against Abbott Laboratories relating to our dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not made the four payments totaling $1.4 million due in 2004. On April 6, 2005, Abbott notified us that it considered us in default on a total of $1.4 million.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

Date:	_____05/25/2005___________________________