Form 10QSB
period 2005-06-30
SPECTRX INC
filed 2005-08-16
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Former name, former address and former fiscal year, if changed since last report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 4, 2005, the registrant had outstanding 11,594,845 shares of Common Stock.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED, CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004 AND JUNE 30, 2005

(In Thousands Except Par Value)

ASSETS	December 31, 2004	June 30, 2005 (Unaudited)

CURRENT ASSETS:
Cash and equivalents	$247	$480
Restricted cash	0	540
Accounts receivable	1,336	239
Inventories	363	398
Other current assets	203	146
Total current assets	2,149	1,803

NONCURRENT ASSETS:
Property and equipment, net	573	558
Other assets	83	83
Total noncurrent assets	656	641
TOTAL ASSETS	$2,805	$2,444

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$566	$515
Accrued liabilities	491	1,293
Redeemable convertible preferred stock and accrued dividends in default	1,436	1,436
Redeemable convertible preferred stock, current portion	1,711	1,711
Advance payable	381	381
Total current liabilities	4,585	5,336

LONG TERM LIABILITIES:
Redeemable convertible preferred stock and accrued dividends	1,634	1,740
Dividends payable - Series A	281	463
Earnout advances on sale of BiliChek product line	0	1,344
TOTAL LIABILITIES	6,500	8,883

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A preferred stock (Liquidation preference $7,330)	4,559	4,559
Common stock	12	12
Additional paid-in capital	52,688	52,709
Treasury stock, at cost	(104)	(104)
Deferred compensation	(42)	(31)
Accumulated deficit	(60,808)	(63,584)
TOTAL CAPITAL DEFICIT	(3,695)	(6,439)
Total liabilities and capital deficit	$2,805	$2,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(In Thousands Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net sales	$272	$269	$397	$638
Cost of sales	241	318	527	711
GROSS PROFIT (LOSS)	31	(49)	(130)	(73)
COSTS AND EXPENSES:
Research and development	978	344	1,917	1,008
Sales and marketing	193	139	356	289
General and administrative	595	384	920	747
Expense on sale of BiliChek product line	0	275	0	275
Total	1,766	1,142	3,193	2,319

Operating loss	(1,735)	(1,191)	(3,323)	(2,392)

INTEREST EXPENSE, net	(16)	(56)	(919)	(96)
NET LOSS	(1,751)	(1,247)	(4,242)	(2,488)

PREFERRED STOCK DIVIDENDS	(68)	(145)	(141)	(288)
DEEMED DIVIDEND ON SERIES A PREFERRED	0	0	(4,970)	0
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	($1,819)	($1,392)	($9,353)	($2,776)

BASIC & DILUTED NET LOSS PER SHARE	($0.16)	($0.12)	($0.82)	($0.24)
BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,386	11,579	11,379	11,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(In Thousands)

	Six Months Ended June 30
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,242)	$(2,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	25
Loss on retirement of assets	0	25
Amortization of deferred compensation	31	11
Expense on sale of BiliChek product line	0	275
Issuance of options and warrants	865	11
Changes in operating assets and liabilities:
Restricted cash	0	(540)
Accounts receivable	0	66
Inventories	(68)	(35)
Other current assets	624	57
Accounts payable	(180)	(51)
Accrued liabilities	(651)	802
Total adjustments	845	646
Net cash used in operating activities	(3,397)	(1,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(155)	(35)
Net proceeds from sale of BiliChek assets	655	2,100
Net cash provided by (used in) investing activities	500	2,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	18	10
Issuance of Series A preferred stock and warrants	5,684	0
Issuance of short-term notes	0	180
Payments of short-term notes	0	(180)
Issuance (payments) of director's notes	(17)	0
Payments on redeemable convertible preferred stock	(300)	0
Net cash provided by financing activities	5,385	10

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,488	233
CASH AND EQUIVALENTS, beginning of period	389	247
CASH AND EQUIVALENTS, end of period	$2,877	$480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2004 and 2005, and cash flows for the six months ended June 30, 2004 and 2005. The results of operations for the six months ended June 30, 2004 and 2005 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception, and, as of June 30, 2005, we had an accumulated deficit of approximately $63.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenue from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least 2005 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

In addition, a portion of our revenues and profits is expected to be derived from (a) earnout that we will receive from Respironics, Inc. ("Respironics") resulting from sales of the BiliChek infant jaundice products and (b) from the insulin delivery products developed by our subsidiary, Sterling Medivations, Inc. ("Sterling") (doing business as SimpleChoice). The earnout that we expect to receive from Respironics and profits from Sterling products depend on sales of these respective products. We intend to market our insulin delivery products directly to distributors and other customers. Respironics may not be able to sell sufficient volumes of the infant jaundice products to generate substantial earnouts for us.

Going Concern

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At June 30, 2005, our current liabilities exceeded current assets by approximately $3.5 million and we have a capital deficit due principally to our recurring losses from operations. We have initiated litigation against Abbott Laboratories, Inc. ("Abbott"), asserting substantial damages and are withholding payment due under our redeemable preferred stock agreement. As a consequence, we are in default on payments due under our settlement with Abbott regarding our redeemable preferred stock agreement. These factors raise substantial doubt about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. We currently plan to raise additional funds through financing our accounts receivable and seeking additional debt funding secured by our potential BiliChek earnout.

If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding. Under certain circumstances, we may have to curtail our SimpleChoice operations and only pursue activities for which we have external financial support, such as the National Institute of Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute funding. Management is working to obtain additional funds and believes those funds, along with funds from sales and earnout revenues, may be sufficient to support planned operations through December 31, 2005. However, there can be no assurance that we will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Reclassification

Certain amounts in the 2004 cash flow statement have been reclassified to reflect the gain on the sale of the BiliChek product line as an investing activity rather than operating activity.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are set forth in the audited financial statements and notes thereto included in our annual report on Form 10-KSB filed for the year ended December 31, 2004 with the Securities and Exchange Commission ("SEC"), and such significant accounting policies continue unchanged.

3. STOCK BASED COMPENSATION

We use the intrinsic value method for valuing our awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share data):
	Three Months Ended June 30		Six Months Ended June 30

	2004	2005	2004	2005

Net loss attributable to common stockholders, as Reported	$(1,819)	$(1,392)	$(9,353)	$(2,776)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(81)	(41)	(161)	(82)
Pro forma net loss	$(1,900)	$(1,433)	$(9,514)	$(2,858)

Loss per share:
Basic & diluted, as reported	$(0.16)	$(0.12)	$(0.82)	$(0.24)
Basic & diluted, pro forma	$(0.17)	$(0.12)	$(0.84)	$(0.25)

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

On July 15, 2004, Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanded payment. On July 22, 2004, we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent a letter notifying us that we were in default on an additional payment due in 2004 and demanded payment. We again responded that we expected to continue to seek to resolve the patent issues and renegotiate the payment terms.

On February 17, 2005, we initiated litigation against Abbott Laboratories relating to the dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not paid $1.4 million of the amount due in 2004. This amount has been shown as a current liability.

On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek products in the accompanying condensed consolidated balance sheets had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005, we entered into a settlement agreement with Respironics resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments early due for 2004, Respironics will withhold approximately $275,000 of earnout payments due for 2006.We have recognized $275,000 as expense on sale of BiliChek assets during the second quarter of 2005. No additional claims are expected under the indemnification clause because more than two years have passed since the closing date of the BiliChek asset sale.

5. STOCKHOLDERS' EQUITY

Preferred Stock

In January 1997, we authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

In November 1999, the board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. Dividends are payable annually in cash or additional shares of the preferred stock at the rate of 6% per annum. During the years ended December 31, 2003 and 2004, we accrued dividends in the form of shares of redeemable convertible preferred stock of $299,000 and $278,000, respectively. The shares of preferred stock, together with any accrued but unpaid dividends, are convertible into shares of common stock at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which we give notice to Abbott of Abbott's right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

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

In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the remaining redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding its disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock held by Abbott redeemed by us. Abbott had previously elected to have 425,000 shares of our redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay accrued dividends as to such shares. We paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively. Our yearly financial obligations to Abbott under the agreement are approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and are included in the short-term portion and long-term portion of redeemable preferred stock in the accompanying condensed consolidated balance sheets.

We were in negotiations with Abbott from early 2003 through February 2005 regarding the patent issue and the payments of "outstanding accrued dividends" and "redemption" under the settlement. Abbott notified us that we were in default on four separate payments due in 2004 and demanded payment.

On February 17, 2005, we initiated litigation against Abbott Laboratories relating to our dispute over intellectual property issues (see Note 4). We are represented in this matter under a contingency fee arrangement. In connection with this matter, we have not paid $1.4 million of the amounts due in 2004.

Series A Convertible Preferred Stock

We currently have outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, held by 28 holders as of June 30, 2005. The holders of the series A convertible preferred stock are entitled to receive quarterly, at the end of each calendar quarter, commencing on and after March 26, 2006, out of funds legally available therefor, dividends per share at the per annum rate of $0.75 per share. As of June 30, 2005, we have accrued $463,000 of dividends payable.

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

Issuing the series A convertible preferred stock triggered recognition of the value attributable to the beneficial conversion feature of the series A convertible preferred stock, which is deemed to be a dividend if the effective conversion price of the preferred stock is below market at the time of the transaction. We recognized a deemed dividend in the first quarter of 2004 of approximately $5.0 million recognizing the difference between issuance price and market price at issuance for the convertible instrument as a deemed dividend and increased stockholders' equity in the same amount, so that there was no net effect on the capital deficit.

In connection with the series A convertible preferred stock issuance, noteholders, at our request, exchanged $1.0 million of notes payable into series A convertible preferred stock.

Stock Options

Our 1995 Stock Plan (the "Plan"), as amended, provides a total of 1,928,572 shares of common stock, of which a total of 1,052,736 shares remain available. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by our board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of our common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At June 30, 2005, options to purchase 1,052,736 shares of common stock were available for future grant under the Plan.  At our Annual Meeting of Stockholders, held on June 2, 2005, our stockholders approved an amendment to the stock option plan to extend it by 10 years and also to increase the total number of available options by 1,000,000.

In January 2002, we assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At June 30, 2005, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between us and Sterling.

Warrants

On August 8, 2005, we entered into a warrant agreement (the "Warrant Agreement") with certain of our investors (the "Investors") to change certain of the terms of warrants to purchase 657,000 shares of SpectRx common stock held by the Investors. The Warrant Agreement was entered into pursuant to a bridge financing term sheet (the "Term Sheet") executed in June 2005. Although the bridge financing was not completed, the provisions of the Term Sheet provided, in the event of termination of the bridge financing by SpectRx, for amendment to the terms of warrants held by the Investors. Pursuant to the Warrant Agreement and the amended and restated warrants (each, "Warrant," and collectively, the "Warrants") issued thereunder, the exercise price for each Warrant was changed to $1.50, the term of each Warrant was extended for an additional five years and antidilution  provisions equivalent to the reset provisions of SpectRx's Series A preferred stock were added to each Warrant. In addition to these changes and in settlement of a dispute that arose in connection with the Term Sheet, the Warrant Agreement also provides that, if certain initial financing is obtained for SpectRx's wholly owned subsidiary, Guided Therapeutics, Inc. ("GT," and such initial financing, the "GT Financing"), two of the Investors (the "GT Financing Investors") will receive warrants (each, a "GT Warrant," and collectively, the "GT Warrants") to purchase an aggregate number of shares of GT common stock owned by SpectRx equal to 7.5% of the outstanding GT common stock as of the closing of the GT Financing. The Warrant Agreement further provides that if, prior to the GT Financing, SpectRx licenses or sells it cervical cancer detection technology, SpectRx will remit to the GT Financing Investors an aggregate of 7.5% of the net proceeds of such license or sale. The investors have pre-existing relationships with SpectRx, including the ownership of an aggregate of approximately 6.5% of SpectRx's common stock. During the quarter ended June 30, 2005, we recognized $11,000 in expense for the value of the modification to SpectRx warrants.

6. LOSS PER COMMON SHARE

Loss per common share is computed using Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2004 and 2003 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 12,978,095, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the six months ended June 30, 2005.

7. RESTRICTED CASH

Usage of the cash balance of $540,000 as of June 30, 2005 was restricted to payment of sub-contractors under the NIAAA contract.

8. ADVANCED EARNOUT ON SALE OF BILICHEK PRODUCT LINE

During the second quarter of 2005, we received a $1.1 million advance payment from Respironics against future earnouts from the sale of the BiliChek product line. Also a $275,000 payment to settle an intellectual property dispute involving the BiliChek products was made by Respironics on behalf of SpectRx. The settlement payment is to be offset by future earnouts.

The $275,000 settlement was recognized as expense on the sale of the BiliChek product line and $1.3 million was recognized as advanced earnout on the sale of the BiliChek product line, which we expect to recognize as gain in the fourth quarter of 2005.

9. RELATED PARTY TRANSACTION

During the quarter, two of our officers loaned a total of $100,000, with interest at 10% per annum, to cover short-term cash needs. These loans have been repaid, along with interest of $1,100. Also during the quarter, an investor of SpectRx loaned a total of $80,000, with interest at 15% per annum, which was repaid, along with interest of $1,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuances of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. As part of our initial business strategy, we established arrangements with leading medical device companies for the development, commercialization and introduction of some of our products. We developed collaborative arrangements with Abbott Laboratories, Inc. ("Abbott"), Welch Allyn, Inc. ("Welch Allyn") and Respironics, Inc. ("Respironics") for our continuous glucose monitoring, cervical cancer detection and BiliChek products, respectively. In 2003, we sold our BiliChek business to our collaborative partner, Respironics, and agreed to terminate our collaborative relationships with Abbott for our continuous glucose monitoring product. In 2002, we and Welch Allyn terminated our collaborative relationship for our cervical cancer detection product. In addition, we have a collaborative agreement with Roche Diagnostics, Inc. ("Roche") related to a diabetes detection product, although there is currently little development activity with regard to this product, and we expect no revenue from this product in the foreseeable future. We are pursuing a collaborative partner for our glucose monitoring product, and we may seek to establish strategic relationships with other leading companies for the development, commercialization, and introduction of additional products, such as our cervical cancer detection product, if we believe that is the best path to commercialization for those products.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. ("Sterling") (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2005, we have an accumulated deficit of about $63.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least May 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or when services are rendered. We also recognize milestone revenue from collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone has been reached. If collectability of accounts receivable for milestones or services is doubtful, revenues and gains are recognized on the basis of cash received. We have relied upon SEC Staff Accounting Bulletin ("SAB") 101 and SAB 104 for guidance in recognizing revenue and related costs.

  Reserve for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result.

  Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004.

  Net loss attributable to common stockholders was $1.4 million during the three months ended June 30, 2005 as compared to a net loss attributable to common stockholders of $1.8 million for the same period in 2004.

  Net loss was $1.2 million during the three months ended June 30, 2005, as compared to a net loss of $1.8 million for the same period in 2004. Product revenue decreased to $269,000 from $272,000, primarily due to the decrease in revenue from sales of our SimpleChoice insulin delivery products. Gross loss increased from a profit of $31,000 in the three months ended June 30, 2004 to a loss of $49,000 in the three months ended June 30, 2005. Operating loss in the second quarter of 2005 includes $275,000 of expense on the sale of the BiliChek product line. Operating loss in the second quarter of 2005, as a result, was $1.2 million, as compared to a loss of $1.7 million in the second quarter of 2004.

  Revenue. Product revenue decreased to $269,000 for the quarter ended June 30, 2005 from $272,000 for the same period in 2004. Product revenue is lower for the 2005 quarter than for the comparable period in 2004 due to the decrease in sales of our SimpleChoice insulin delivery products.

  Cost of Sales. Cost of sales increased to $318,000 for the three months ended June 30, 2005 from $241,000 for the same period in 2004. The increase was primarily due to an increase in the cost of sales of our SimpleChoice products. Included in the cost of sales is $133,000 of overheads pertaining to our operations department.

  Research and Development Expenses. Research and development expenses decreased to approximately $344,000 for the three months ended June 30, 2005 compared to $978,000 for the same period in 2004. The decrease was primarily due to reimbursements from the National Cancer Institute for grants received.

  Sales and Marketing Expenses. Sales and marketing expenses decreased slightly to $139,000 during the three months ended June 30, 2005 from $193,000 for the same period in 2004. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses decreased to $384,000 during the three months ended June 30, 2005 compared to $595,000 for the same period in 2004. General and administrative expenses are expected to increase in the future with expected increases in SimpleChoice revenue.

  Net Interest and Other Expense. Net interest and other expense increased to $56,000 for the three months ended June 30, 2005 as compared to $16,000 for the same period in 2004. The increase is primarily due to the accrual of interest on the default of payments to Abbott relating to our redeemable convertible preferred stock.

  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

  General. Net loss attributable to common stockholders was $2.8 million during the six months ended June 30, 2005 as compared to a net loss attributable to common stockholders of $9.4 million for the same period in 2004. During 2004, we recognized a non-cash deemed dividend of $5.0 million from issuance of shares of our series A convertible preferred stock. Also during 2004, we recognized $871,000 interest expense for the value of the warrants issued in connection with a bridge loan.

  Revenue. Product revenue increased to $638,000 for the six months ended June 30, 2005 from $397,000 for the same period in 2004. SimpleChoice sales were $460,000 for the six months ended June 30 2005, versus $270,000 for the same period in 2004. These increases were primarily due to the increase in SimpleChoice revenue.

  Cost of Sales. Cost of sales increased to $711,000 for the six months ended June 30, 2005 from $527,000 for the same period in 2004. This increase was due primarily to an increase in revenue in 2005 when compared to the same period in 2004.

  Research and Development Expenses. Research and development expenses decreased to approximately $1.0 million for the six months ended June 30, 2005 compared to $1.9 million for the same period in 2004. The decrease in research and development expenses was primarily due to reimbursements from the National Cancer Institute and also to reductions in the royalty expenses for the continuous glucose monitoring program.

  Sales and Marketing Expenses. Sales and marketing expenses slightly decreased to $299,000 during the six months ended June 30, 2005 from $356,000 for the same period in 2004, due to the reduction of our SimpleChoice marketing function.

  General and Administrative Expenses. General and administrative expenses decreased to $747,000 during the six months ended June 30, 2005 compared to $920,000 for the same period in 2004. The decrease is primarily due to a decrease in costs associated with salaries of $72,000 and rent expense of $100,000, offset by an increase in consulting fees of $101,000.

  Net Interest and Other Income. Net interest and other expense decreased to $96,000 for the six months ended June 30, 2005 as compared to $919,000 for the same period in 2004. The primary causes of this decrease are the recognition of interest expense for the warrants issued in connection with the bridge loan during the first quarter of 2004.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At June 30, 2005, we had cash of approximately $1.0 million and negative working capital of approximately $3.5 million $540,000 of our cash balance at June 30, 2005 was restricted to payment of sub-contractors under the NIAAA contract.

  In August 2002, Abbott notified us that it intended to redeem the $4.25 million of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of preferred stock on an extended schedule through 2006, but are not currently doing so due to ongoing litigation.

  Our major cash flows in the six months ended June 30, 2005 consisted of cash out-flows of $1.8 million from operations (including $2.4 million of operating loss) and the purchase of $35,000 of property and equipment and net proceeds of $2.1 million from the sale of BiliChek assets.

  During the quarter ended June 30, 2005, two of our officers loaned us a total of $100,000 to cover short-term cash needs. These loans were repaid in the quarter, along with interest of $1,100. Also during the second quarter of 2005, one of our investors loaned the company a total of $80,000 in the quarter, which was repaid during the second quarter of 2005, along with interest of $1,000.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2.4 million, to be spent over 2004 and 2005, from the NCI for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in earnout payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earnout in the first quarter of 2004 for performance during 2003 and we have received approximately $1.0 million of earnout in 2005 for performance during 2004. We received $700,000 of this earnout in the first quarter of 2005 and $331,000 of earnout was received in April 2005. We received $1.1 million in the second quarter of 2005 as advance against future earnouts.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. Assuming we are successful in financing our accounts receivable, we believe our existing and available capital resources will be sufficient to satisfy our funding requirements through September 2005, excluding any amounts due on redeemable convertible preferred stock during the year. We need to secure a collaborative partner to move forward with our continuous glucose program and will also need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements by operating our programs at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements, no special purpose entity and no activities that include non-exchange-traded contracts accounted for at fair value.

  Impairment of Long-Lived Assets

  We evaluate our long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.   We have experienced delays in expanding the line of products that are covered by the patents, underlying the intangibles.  While our projection for the sales of these products over the life of these patents is significant, the range of outcomes regarding the product introductions is highly subjective, such that the full recoverability of the carrying value of the intangible assets is questionable.  Although management believes that the SimpleChoice products continue to have substantial potential for the foreseeable future, the range of estimates of the undiscounted cash flows required us to treat these assets as impaired for accounting purposes and we recorded an impairment charge of $3,211,000 for the period ended December 31, 2004.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $63.6 million at June 30, 2005.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 27 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through June 30, 2005.

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

  We have been issued, or have rights to, 41 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 19 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  On March 26, 2004, we entered into agreements with investors to raise capital in a private placement of our series A convertible preferred stock and warrants. As a result of this private placement transaction, there are 488,669 shares of our series A convertible preferred stock outstanding convertible into 4,886,690 shares of our common stock at a conversion price of $1.50 per share, plus warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $1.65 per share, warrants exercisable for 657,000 shares of our common stock at an exercise price of $1.50 and warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share. The conversion price for the series A convertible preferred stock and the exercise price for the warrants may be lowered under certain price adjustment provisions in the certificate of designations relating to the series A convertible preferred stock and the warrants if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 13% of our outstanding common stock as of August 4, 2005. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2005.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our redeemable convertible preferred stock held by Abbott as an offset to claims that have also been made by us under our agreement with Abbott. Under the terms of the redeemable convertible preferred stock, 162,500 shares of our redeemable convertible preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and 2004. Under the settlement, neither party admitted any liability or wrongdoing.

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

  On February 22, 2005, we received a letter of patent infringement from ICU Medical, Inc. ("ICU Medical") related to our SimpleChoice product line. We received the letter shortly after meeting with the CEO of ICU Medical to discuss partnering opportunities related to SimpleChoice. Management believes that the infringement claim is without merit and has provided information to ICU Medical that supports our position.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the remaining redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock held by Abbott redeemed by us. Abbott had previously elected to have 425,000 shares of our redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay accrued dividends as to such shares. We paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively.

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the condensed consolidated financial statements and the payments of "outstanding accrued dividends" and "redemption" under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two additional payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

  On February 17, 2005, we initiated litigation against Abbott relating to our dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not made the four payments totaling $1.4 million due in 2004. On April 6, 2005, Abbott notified us that it considered us in default on a total of $1.4 million.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 2, 2005, we held our annual meeting of stockholders to elect directors, to approve and adopt an amendment to SpectRx's 1995 Stock Plan, as amended, increasing the number of shares available for grant by 1,000,000 and extending its term and to ratify the appointment of Eisner, LLP to audit our financial statements for the fiscal year ending December 31, 2005. The result of the vote was as follows:

	Broker Non-Votes	For	Withheld
Mark A. Samuels	0	10,661,037	1,119,320
William D. Arthur, III	0	10,702,598	1,077.759
William E. Zachary, Jr.	0	11,028,551	751,806
Chris Monahan	0	10,945,971	834,386

  The result of the vote to approve and adopt an amendment to SpectRx's 1995 Stock Plan, increasing the number of shares available for grant by 1,000,000 and extending its term was as follows:
	Broker Non-Votes	For	Withheld/ Against	Abstain
Approve and adopt amendment to 1995 Stock Plan	4,220,144	6,392,876	1,259,705	8,632

  The result of the vote to ratify the appointment of Eisner LLP to audit our financial statements for the fiscal year ending December 31, 2005 was as follows:

	Broker Non-Votes	For	Withheld/ Against	Abstain
Ratification of Appointment of Independent Auditors	0	10,938,302	190,606	651,449

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ WILLIAM D. ARTHUR, III
By:	William D. Arthur, III
President and Chief Operating Officer

Date:	August 16, 2005___________________________