Form 10-K
period 2004-12-31
SPECTRX INC
filed 2005-09-01
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

Commission file number: 0-22179

SPECTRX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	58-2029543 (I.R.S. Employer Identification No.)

4955 Avalon Ridge Parkway, Suite 300 Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

Registrant's telephone number, including area code:     (770) 242-8723

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

Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13.4 million as of June 30, 2004, based upon the closing sales price of the registrant's Common Stock reported for such date by the OTC Bulletin Board

As of July 12, 2005, the registrant had outstanding 11,558,760 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Parts of the following documents are incorporated by reference in Part III of this Form 10-K Report: Proxy Statement for Registrant's 2005 Annual Meeting of Stockholders -- Items 10, 11, 12, 13 and 14.

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

  In the fourth quarter of 2002, we shipped a small quantity of SimpleChoice diabetes management products, including a reservoir for holding insulin in an insulin pump that is intended to be marketed with our insulin infusion sets. We launched our first insulin infusion set, which includes the tubing and catheter that connect to an insulin pump, the SimpleChoice easy, in the third quarter of 2003. The SimpleChoice products under development include a variety of additional pump infusion sets and other ancillary insulin delivery products. Since our acquisition of Sterling Medivations, we have received 10 FDA clearances for these products, bringing the number to 27 FDA clearances for components and products that we expect to market. In 2004, we focused our efforts on the development of the SimpleChoice patch (a multiple needle, shallow insertion 90-degree infusion set) and the SimpleChoice twist (a 90-degree rotating infusion set formerly referred to as the quick). We were unable to launch these products in 2004 due to development and manufacturing problems. We have postponed the development of the SimpleChoice patch and focused our efforts for 2005 on the launch of the SimpleChoice twist. Manufacturing problems have continued to cause delays in launching the twist and have also led to shortages of our SimpleChoice easy.

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

  Another product in the SimpleChoice product line is our insulin infusion patch. The patch is designed with microneedle technology intended to reduce pain and improve comfort over existing infusion sets. The microneedles in the patch penetrate the skin about 2.5 mm, as compared to up to 9 mm for conventional infusion sets. We attempted to launch the patch in 2004, however we were unable to do so because of manufacturing, user acceptability and cost of goods issues.

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

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement (see Note 5) which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005 Respironics and SpectRx entered into a settlement agreement resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments early due for 2004, Respironics will withhold approximately $275,000 of earnout payments due for 2006.

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

  We are obligated to pay royalties to Non-Invasive Monitoring for products using technology it owns under the agreement and to Altea for products using technology it owns under the agreement, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea (see Note 9 of the notes to consolidated financial statements). If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference. To date, we have only paid minimum royalty payments to Altea.

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

  ALTHOUGH IT IS LIKELY THAT WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS WITHIN THE NEXT TWO MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  Management believes that the funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations beyond September 30, 2005. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds, including pursuing loans using certain assets as collateral. In addition, if we experience delays, are unable to finance our SimpleChoice working capital, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists doubt about our ability to continue as a going concern. Management believes funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations beyond September 30, 2005. Therefore it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before September 30, 2005. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, and the funding from various sources will be sufficient to satisfy our funding requirements through September 2005, but may not be sufficient to fund our planned operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2005 will come from sales of our new SimpleChoice diabetes product line, which has just been launched and some of which is still in development. We sold our BiliChek product line in 2003 and will not have continuing revenue from that source other than future earnout payments. Although we received a payment for earnout of about $11 million for 2004, there can be no assurance of additional payments. Our ability to collect additional earnout payments from the BiliChek product line depends on Respironics' efforts in conducting that business. Our glucose monitoring product in development depends on finding a new partner and the collaborative partner's ability to generate sales of our products, which will provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 8 to the Financial Statements and the payments of "outstanding accrued dividends" and "redemption" under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement (see Note 5) which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005 Respironics and SpectRx entered into a settlement agreement resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments early due for 2004, Respironics will withhold approximately $ 275,000 of earnout payments due for 2006.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

  We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future except as required pursuant to our Preferred Stock agreements.

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

  Recent Sales of Unregistered Securities-

  We issued 10,417 shares of common stock on July 8, 2003 valued at $16,000 in satisfaction of minimum royalty payments related to the company's exclusive rights to certain licensed patents and issued 43,647 shares of common stock on November 7, 2003 to RJ Falkner valued at $52,000 in payment for certain investor relation services and 60,000 shares of common stock on August 25, 2003 and October 25, 2003 to Stonegate Securities valued at $80,000 for advisory services in connection with the private placement of securities. These shares were privately placed as unregistered sales of equity securities. In issuing these shares we relied upon the exemption from registration under section 4(2) of the Securities Act of 1933.

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

  In addition to these SpectRx warrants, we entered into an agreement with the same group of lenders as part of the debt financing, to cause Guided Therapeutics, Inc. (GT) to issue warrants exercisable for an aggregate of 5% of GT subsequent to an initial financing (if any). Guided Therapeutics, Inc. is a wholly owned subsidiary formed to facilitate the separate financing of our cervical cancer business, however no assets have been transferred to GT and no value has been ascribed to these warrants.

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

	YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue	$1,073	$1,586	$3,798	$2,458	$4,968
Cost and Expenses:
Cost of product sales	1,109	1,062	1,624	2,064	1,732
Research & Development	3,618	4,108	5,827	3,842	5,804
Marketing	679	735	1,649	846	957
General & Administrative	1,865	2,150	2,785	2,941	3,177
Impairment of intangible assets	3,211	0	0	0	0

Gain on sale of BiliChek	1.090	4,169	0	0	0
Loss from operations	(8,319)	(2,300)	(8,087)	(7,235)	(6,702)
Net interest & other income (expense)	(920)	(311)	(418)	269	355

Net loss	$(9,239)	$(2,611)	$(8,505)	$(6,966)	$(6,347)
Preferred Stock Dividends	(559)	(299)	(315)	(315)	(315)
Deemed Dividend on Series A Preferred	(4,559)	0	0	0	0
Loss attributable to common share stockholders	$(14,357)	$(2,910)	$(8,820)	$(7,281)	$(6,662)
Net loss per common share
Basic & Diluted	$(1.26)	$(.26)	$(.79)	$(.75)	$(.79)
Shares used to compute net loss per common share
Basic & Diluted	11,393	11,270	11,209	9,646	8,429

CONSOLIDATED BALANCE SHEET DATA:
Total assets	$2,805	$6,714	$7,472	$ 16,734	$ 7,148
Total long term obligations, including redeemable preferred stock	1,915	3,264	4,705	5,150	5,960

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

  RESULTS OF OPERATIONS

  Comparison of 2004 and 2003

  General. Loss attributable to common stockholders increased to about $14.4 million or $1.26 per share in 2004 from about $2.9 million, or $0.26 per share, in 2003. A significant portion of the 2004 loss was a result of financing activity and impairment of intangible assets. During 2004, we recognized a deemed dividend of $4.6 million from issuance of shares of our series A convertible preferred stock.  We also recognized $871,000 in interest expense for the value of the warrants issued in conjunction with a bridge loan in 2004.   We recognized an expense of  $3.2 million in 2004 for the impairment of intangible assets related to our SimpleChoice business.  In comparison, during 2003, we had recognized a gain of $4.2 million on gain of sale of assets related to our infant jaundice business.   Offsetting those charges, we also realized a $831,000 reduction in certain operating expenses in 2004, compared to 2003, primarily the result of lower cancer expenditures in research and development, as well as lower marketing expenses and general and administrative expenses. We expect net losses to continue. We have no agreements that provide for additional milestone revenue for the foreseeable future, so we are dependent upon the growth of product revenue to provide funding for both the SimpleChoice product line as well as our development programs. It is possible that our product revenue will not meet our expectations. If this were to happen, future net losses could increase as a result of spending increases necessary to complete research, development and clinical trials of our products, begin sales and marketing efforts and establish manufacturing capabilities. This would delay some of our product development activities. In addition, we expect net losses to continue as we begin sales and marketing efforts and establish marketing capabilities for our SimpleChoice product line.

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

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. From October 27, 1992 (inception) through December 31, 2004, we received approximately $62.0 million in proceeds from sales of our debt and equity securities. At December 31, 2004, we had cash of approximately $247,000 and negative working capital of approximately $2.4 million.

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

  We announced on March 26, 2004 that we completed a private placement to institutional and private investors of a new series of its preferred stock and of warrants to purchase shares of its common stock. Our proceeds were approximately $7.3 million, prior to the payment of placement agent fees and expenses. Of the proceeds, approximately $1.0 million represents the conversion of debt into securities issued in the financing.

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

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, "Shares Based Payment." The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We have not determined the effect of the new standard on our earnings; however, expense under the new standard could be somewhat higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on diluted earnings per share could change. We expect to adopt the revised rules on July 1, 2005, but have not determined whether we will adopt them prospectively, or retrospectively to January 1, 2005. See Note 6 under stock options to the consolidated financial statements for assumptions used by management in calculating the fair value of employee stock options.

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

  Tabular Disclosure of Contractual Obligations

  In connection with our acquisition of Sterling Medivations, Inc. on December 31, 2001, we agreed to pay contingent consideration based on attaining certain thresholds. The following summarizes SpectRx's estimated contractual obligations:

	Payment Due By Period
	Total	2005	2006 to 2007	2008 to 2009	2010 & Thereafter

Long-term debt, including current maturities (1)	$4,781	$3,147	$1,634	$0	$0

Operating Lease Obligation	$1,341	$251	$555	$535	$0

Other long-term liabilities reflected on the Consolidated Balance Sheet (2)	$281	$281	$0	$0	$0

  (1) These amounts include the redeemable preferred stock current maturities as shown on the balance sheet. Actual amounts due will include additional interest accrued.

  (2) This amount reflects accrued dividends on the convertible preferred stock.

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

  We evaluate our long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.   As of December 31, 2004, we have experienced delays in expanding the line of products which are covered by the patents, underlying the intangibles.  While our projection for the sales of these products over the life of these patents is significant, the range of outcomes regarding the product introductions is highly subjective, such that the full recoverability of the carrying value of the intangible assets is questionable.  Although management believes that the SimpleChoice products continue to have substantial potential for the foreseeable future, the range of estimates of the undiscounted cash flows required us to treat these assets as impaired for accounting purposes and we recorded an impairment charge of $3,211,000 for the period ended December 31, 2004.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  March 19, 2005

  Board of Directors and Stockholders

  SpectRx, Inc.

  We have audited the accompanying consolidated balance sheet of SpectRx, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in capital and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of SpectRx, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

  With respect to Note 1, July 13, 2005

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders

  SpectRx, Inc.

  We have audited the accompanying consolidated statements of operations, changes in capital, and cash flows of SpectRx, Inc. and subsidiary for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 14, 2002 expressed an unqualified opinion on those statements before the restatement adjustment described below.

  We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SpectRx, Inc. and subsidiary for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

  As discussed above, the financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. The financial statements of SpectRx, Inc. and subsidiary as of December 31, 2001 have been restated to reflect a purchase price allocation adjustment to reverse goodwill initially recorded in the December 31, 2001 acquisition of Sterling Medivations, Inc. and record a corresponding decrease in the deferred tax asset valuation allowance account equal to the deferred tax liability established for patents acquired. We audited the adjustments that were applied to restate the purchase price allocation reflected in the 2001 financial statements. Our procedures included agreeing the deferred tax liability to the purchase price allocation in accordance with the asset purchase agreement and the valuation of intangibles acquired In our opinion, the purchase price allocation adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of SpectRx, Inc. and subsidiary other than with respect to the purchase price allocation adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

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

   /s/ Ernst & Young LLP

  Atlanta, Georgia
  March 11, 2003

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2003 AND 2004
  (IN THOUSANDS EXCEPT PAR VALUE)

ASSETS	2003	2004

CURRENT ASSETS:
Cash and equivalents	$389	$247
Accounts receivable, net of allowance for doubtful accounts of $11 and $11 in 2003 and 2004, respectively	816	1,336
Inventories	238	363
Other current assets	1,250	203
Total current assets	2,693	2,149

NONCURRENT ASSETS:
Property and equipment, net	494	573
Intangibles, net	3,527	0
Other assets	0	83
Total noncurrent assets	4,021	656
TOTAL ASSETS	$6,714	$2,805

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$833	$566
Accrued liabilities	1,203	491
Redeemable convertible preferred stock and accrued dividends in default	0	1,436
Redeemable convertible preferred stock, current portion	1,599	1,711
Notes payable	1,017	0
Advance payable	381	381
Total current liabilities	5,033	4,585

LONG TERM LIABILITIES
Redeemable convertible preferred stock and accrued dividends	3,264	1,634
Dividends payable - Series A	0	281
TOTAL LIABILITIES	8,297	6,500

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Preferred stock, $.001 par value; 5,000 shares authorized, 100 and 0 shares issued and outstanding as preferred stock in 2003 and 2004, respectively	1,245	0
Series A preferred stock, $.001 par value; 5,000 shares authorized,
0 and 489 shares issued and outstanding convertible in 2003 and 2004,respectively (liquidation preference $0 and $7,330 in 2003 and 2004 respectively)	0	4,559
Common stock, $.001 par value; 50,000 shares authorized, 11,407 and
11,604 shares issued in 2003 and 2004, respectively and 11,366 and 11,557 outstanding in 2003 and 2004, respectively	11	12
Additional paid-in capital	48,335	52,688
Treasury stock, at cost	(95)	(104)
Deferred compensation	(69)	(42)
Accumulated deficit	(51,010)	(60,808)
TOTAL CAPITAL DEFICIT	(1,583)	(3,695)
Total liabilities and capital deficit	$6,714	$2,805

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
  (In Thousands Except Per Share Data)

	2002	2003	2004
REVENUE:

Product sales	$2,698	$1,586	$1,073
Collaborative agreements	1,100	0	0
TOTAL REVENUE	3,798	1,586	1,073

COSTS AND EXPENSES:
Cost of product sales	1,624	1,062	1,109
Research and development	5,827	4,108	3,618
Sales and marketing	1,649	735	679
General and administrative	2,785	2,150	1,865
Impairment of intangible assets	0	0	3,211
	11,885	8,055	10,482
GAIN ON SALE OF BILICHEK PRODUCT LINE	0	4,169	1,090
Operating loss	(8,087)	(2,300)	(8,319)

INTEREST INCOME (EXPENSE), net	91	(328)	(920)
OTHER INCOME (EXPENSE), net	(509)	17	0
NET LOSS	(8,505)	(2,611)	(9,239)

PREFERRED STOCK DIVIDENDS	(315)	(299)	(559)
DEEMED DIVIDEND ON SERIES A PREFERRED	0	0	(4,559)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,820)	$(2,910)	$(14,357)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(0.79)	$(0.26)	$(1.26)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,209	11,270	11,393

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
  (In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred	Notes Receivable From	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Officers	Deficit	TOTAL
BALANCE, December 31, 2001	100	$1,125	11,187	$11	$47,604	$(38)	$(19)	$(31)	$(39,280)	$9,372
Amortization of deferred comp.	0	0	0	0	0	0	37	0	0	37
Issuance of common stock for services	0	0	46	0	118	0	0	0	0	118
Non-employee stock options	0	0	21	0	142	0	(106)	(16)	0	20
Employee stock purchase plan	0	0	16	0	67	0	0	0	0	67
Sterling acquisition adjustments	0	0	(7)	0	(18)	0	0	0	0	(18)
Dividends on preferred stock	0	60	0	0	0	0	0	0	(315)	(255)
Net loss	0	0	0	0	0	0	0	0	(8,505)	(8,505)
BALANCE, December 31, 2002	100	1,185	11,263	11	47,913	(38)	(88)	(47)	(48,100)	836
Dividends	0	60	0	0	0	0	0	0	0	60
Amortization of deferred comp.	0	0	0	0	0	0	49	0	0	49
Employee stock purchase plan	0	0	24	0	27	0	0	0	0	27
Options issued for services	0	0	0	0	54	0	(30)	0	0	24
Issuance of common stock for services	0	0	114	0	149	0	0	0	0	149
Warrants	0	0	0	0	192	0	0	0	0	192
Note receivable	0	0	(35)	0	0	(57)	0	47	0	(10)
Dividends on preferred stock	0	0	0	0	0	0	0	0	(299)	(299)
Net loss	0	0	0	0	0	0	0	0	(2,611)	(2,611)
BALANCE, December 31, 2003	100	1,245	11,366	11	48,335	(95)	(69)	0	(51,010)	(1,583)
Dividends	0	60	0	0	0	0	0	0	0	60
Amortization of deferred comp.	0	0	0	0	0	0	37	0	0	37
Employee stock purchase plan	0	0	36	0	23	0	0	0	0	23
Options issued for services	0	0	0	0	4	0	(10)	0	0	(6)
Exercise of stock options	0	0	16	0	27	0	0	0	0	27
Issuance of warrants	0	0	0	0	870	0	0	0	0	870
Shares received for exercise of stock options	0	0	0	0	0	(9)	0	0	0	(9)
Dividends on preferred stock	0	0	0	0	0	0	0	0	(559)	(559)
Issuance of Series A preferred stock and warrants	489	4,559	0	0	2,125	0	0	0	0	6,684
Conversion of preferred stock into common stock	(100)	(1,305)	139	1	1,304	0	0	0	0	0
Net loss	0	0	0	0	0	0	0	0	(9,239)	(9,239)

BALANCE, December 31, 2004	489	$4,559	11,557	$12	$52,688	$(104)	$(42)	$0	$(60,808)	$(3,695)

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
  (In Thousands)

	2002	2003		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,505)		$(2,611)	$(9,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of BiliChek product line	0		(4,169)	(1,090)
Depreciation and amortization	533		507	442
Loss on retirement of property and equipment	5		72	0
Amortization of deferred compensation	54		49	37
Loss on notes due from related parties	508		0	0
Impairment of intangible assets	0		0	3,211
Issuance of options and warrants for services and debt	118		356	795
Changes in operating assets and liabilities:
Accounts receivable	938		(16)	505
Inventories	(206)		(270)	(125)
Other current assets	(368)		(454)	1,047
Other assets	0	0	0	(83)
Accounts payable	(453)		268	(267)
Accrued liabilities	(528)		432	(647)
Total adjustments	601		(3,225)	3,825
Net cash used in operating activities	(7,904)		(5,836)	(5,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BiliChek product line	0		4,449	0
Additions to property and equipment	(290)		(202)	(205)
Acquisition of Sterling Medivations, net of cash and cash equivalents	(18)		0	0
Net cash provided by (used in) investing activities	(308)		4,247	(205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	70		27	28
Proceeds from (repayment of) notes payable	0		1,017	(17)
Issuance of Series A preferred stock and warrants	0		0	5,766
Amounts paid on redeemable convertible preferred stock	0		(400)	(300)
Repayment from related parties	(29)		31	0
Repayment of notes receivable from officers	0		16	0
Net cash provided by financing activities	41		691	5,477
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,171)		(898)	(142)
CASH AND CASH EQUIVALENTS, beginning of year	9,458		1,287	389
CASH AND CASH EQUIVALENTS, end of year	$1,287		$389	$247
CASH PAID FOR:
Interest	$0		$113	$33
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends in the form of preferred stock and redeemable convertible preferred stock	$ 315		$299	$278
Series A preferred stock dividends payable	$0		$0	$281
Common stock issued for royalty payments	$ 118		$18	$0
Common stock issued to consultants	0		$104	$0
Common stock issued in acquisition of Sterling Medivations	$(18)		$0	$0

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2002, 2003 AND 2004

  1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

  SpectRx, Inc., together with its wholly-owned subsidiaries, Sterling Medivations, Inc. ("Sterling") and Guided Therapeutics, Inc., ("Guided Therapeutics") (collectively the "Company"), each a Delaware corporation, is a medical technology company developing and providing products for the diabetes and non-invasive diagnostic markets. The Company uses its technologies to develop insulin delivery products, minimally-invasive fluid sampling procedures, and cervical cancer detection products. The Company's products are based upon a variety of proprietary technologies. The technologies employed in its insulin delivery products, including those under development, are designed to deliver insulin more comfortably and effectively to people who have diabetes. The Company's products in development for glucose monitoring and cervical cancer detection are based upon its proprietary biophotonic technologies.

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

  Going Concern

  The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2004, the Company's current liabilities exceeded current assets by approximately $2.4 million and it has a capital deficit due principally to its recurring losses from operations. The Company is in default on payments due under its settlement with Abbott regarding its redeemable preferred stock agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels to those supportable by available funding. Under certain circumstances, the Company may have to curtail its SimpleChoice operations and only pursue activities for which it has external financial support, such as the NIAAA contract and the National Cancer Institute funding. Management is working to obtain additional funds and believes those funds along with funds from sales and earnout revenues may be sufficient to support planned operations through December 31, 2005. However, there can be no assurance that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

  Reclassification

  Certain amounts in the 2003 and 2004 statements of operations and cash flows have been reclassified to reflect the gain on sale of BiliChek product line as a component of operating loss and as an investing activity.

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

  Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, (in thousands):

	2003	2004
Raw materials	$43	$114
Finished goods	195	249
	$238	$363

  Advertising Costs

  All advertising costs are expensed as incurred. Approximately, $513,000, $143,000 and $67,000 were charged to advertising expense for the years ended December 31, 2002, 2003, and 2004, respectively.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31 (in thousands):

	2003	2004
Equipment	$2,004	$2,209
Furniture and fixtures	279	279
	2,283	2,488
Less accumulated depreciation	1,789	1,915
Property and equipment, net	$494	$573

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

  Patent Costs (Principally Legal Fees)

  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $411,000, $579,000 and $297,000 in 2002, 2003 and 2004, respectively.

  Clinical Trials

  Costs associated with internal and contracted clinical trials are expensed as incurred as research and development expenses.

  Accounts Receivable

  Accounts receivable at December 31, 2004, included $1 million of amounts due from Respironics for the earnout under the asset sale agreement, for performance during 2004. With the exception of the Respironics receivables, there were no significant concentrations of credit risk in 2004. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectible.

  Accrued Liabilities

  Accrued liabilities are summarized as follows at December 31 (in thousands):

	2003	2004
Accrued compensation	$612	$179
Accrued royalties	200	0
Other accrued expenses	391	312
Accrued liabilities	$1,203	$491

  Revenue Recognition

  The Company records revenue from product sales at the time the product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenue is recorded at gross, which includes all shipping and handling costs, and recognized only when the Company has no significant future performance obligation or we and the collaborative partner agree that a milestone has been achieved. Revenue from collaborative agreements is recorded when performance targets have been met. In the past, we received funds from collaborative agreements in two forms - milestone revenue based upon achieving certain performance targets and reimbursement of research and development expense. Payments for expense reimbursement are recorded as reduction of expense. Reimbursable expenses are recorded as accounts receivable and non-reimbursable expenses are expensed in the period they are incurred. Although some of the Company's products have expiration dates, the Company has not issued any credits or allowances for expired products. The Company did allow a one-time credit of $25,000 in 2003 related to test marketing of a new product by a single distributor.

  If the collectability of assets received for product sales, services, milestone or license fees is doubtful, the revenues are recognized on the basis of cash received. The Company has relied upon SAB 101 and SAB 104 for its recognizing revenue and related costs.

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

  The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands):

	Years Ended December 31,
	2002	2003	2004
Net loss, as reported	$(8,505)	$(2,611)	$(9,239)
Add: Total stock based compensation expense included in the reported net loss	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$ (767)	$(673)	$(330)
Proforma net loss	$(9,272)	$(3,284)	$(9,569)
Proforma net loss attributable to common stockholders	$(9,587)	$(3,583)	$(14,687)
Net loss attributable to common stockholders per share:
Basic & Diluted - as reported	$ (0.79)	$(0.26)	$(1.26)
Basic & Diluted - pro forma	$ (0.86)	$(0.32)	$(1.29)

  Fair Value of Financial Instruments

  The book values of cash, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of advance payable is estimated based on the amount payable to settle the liability. Under this method, the fair value of the Company's collaborative partner advance payable was not significantly different than the carrying value at December 31,2003 and 2004.

  The redeemable preferred stock is that portion issued in 1999 and 2000, for which an election to redeem has been made. Redeemable preferred stock due to be redeemed on or before December 31, 2005 is included in current liabilities. The remainder of the redeemable preferred stock is in long-term liabilities. The estimated fair value and the determination of whether they are in long-term or current liabilities is based upon the specific payment amounts and dates, per the term of the agreement with the holder.

  The changes in value of this liability are due to any payments made and any dividends accrued during the period, or any further amounts changing from long-term to short-term liabilities.

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

  5. SALE OF ASSETS

  On March 6, 2003, the Company sold its BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics, Inc., pursuant to an asset sale agreement. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of product development work, and up to an additional $6.25 million to be paid based upon the incremental sales of certain disposable BiliChek products over the next five years and upon the achievement of certain sales thresholds on an annual and cumulative basis over the next four years. The Company recognized a gain on the sale of assets to Respironics of $4.2 million during 2003, including $3.1 million realized in the fourth quarter. At December 31, 2002, fixed assets of approximately $443,000, which were fully depreciated, and inventory of $643,000 were included in the sale. BiliChek revenue was approximately $2.5 million in 2003, and $0 in 2004, which represented 65% and 0%, respectively, of the Company's total revenue for these years.

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

  The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Note 8) and the payments of "outstanding accrued dividends" and "redemption" under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment.

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

  Stock option activity for each of the three years ended December 31 is as follows:

	Number of Options (including shares under the Sterling Plan)	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2001	1,390,367	6.25
Granted	329,929	4.22
Exercised	(21,429)	0.70
Cancelled	(157,807)	8.16
Outstanding, December 31, 2002	1,541,060	$5.70
Granted	244,000	1.35
Exercised	(4,480)	1.66
Cancelled	(186,491)	10.05
Outstanding, December 31, 2003	1,594,089	4.53
Granted	177,000	1.00
Exercised	(11,300)	1.64
Cancelled	(159,110)	6.95
Outstanding, December 31, 2004	1,600,679	$3.94

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

  The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," however, the Company has computed for pro forma disclosure purposes the value of all options granted for the years ended December 31, 2002, 2003 and 2004, using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 2002, 2003 and 2004.

	2002	2003	2004
Risk-free interest rate	3.75%	2.34%	3.33%
Expected dividend yield	0%	0%	0%
Expected lives	4 years	4 years	4 years
Expected volatility	78%	91%	101%

  During the year ended December 31, 2004, the Company recorded as deferred compensation, $10,000 in connection with non- qualified options to purchase 31,000 shares of common stock issued to a consultant. These options were issued in exchange for services to be provided. Approximately $357 was expensed in 2004 relating to these options.

  Company shares reserved as of December 31, 2004 are as follows:

Common Shares
Options issued and outstanding under employee incentive plans	1,600,679
Options under employee incentive plans	43,632
Shares under employee stock purchase plan	111,194
Warrant shares	6,501,153
Preferred shares	4,886,690
Total	13,143,348

  At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Stock Plan to increase the amount of options available by 1,000,000 options.

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

  Components of deferred taxes are as follows at December 31 (in thousands):

	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$18,620	$21,135
Deferred tax liabilities:
Intangible assets and other	$1,004	2,269
	17,616	18,866
Valuation allowance	(17,616)	(18,866)
	$0	$0

  The following is a summary of the items, which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2002	2003	2004
Statutory federal tax rate	(34)%	(34%)	(34%)
State taxes, net of federal benefit	(4)	(4)	(4)
Nondeductible expenses	0	0	0
Valuation allowance	38	38	38
	0%	0%	0%

  8. COMMITMENTS AND CONTINGENCIES

  Operating Leases

  Future minimum rental payments at December 31, 2004 under non-cancellable operating leases for office space and equipment are as follows ($ in thousands):

2005	$251
2006	274
2007	281
2008	266
2009	269

  Rental expense was $288,000, $241,000 and $339,000 in 2002, 2003 and 2004, respectively.

  Employment Agreements

  In connection with the acquisition of Sterling, the Company entered into employment agreements with four employees for terms that expired in June 2003. The agreements each provided for severance of not more than $235,000 plus benefits for termination of employment for any reason other than cause. In the event of termination without cause, the salary and benefits are to be paid for a term not to exceed six months. Three of these employees have since left the Company.

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

  Grants

  In July 2001, the Company received a SBIR grant from the National Cancer Institute (NCI) for $130,000 to partially support clinical trials for the Company's cervical cancer program. In February 2003, the Company received an additional $1.3 million SBIR Phase II grant from the NCI to partially support FDA pivotal clinical trials for the Company's cervical cancer program.   As of December 31, 2004, $474,000 remains available under this February 2003 grant.  In August 2004, the Company received an additional $1.1 million SBIR "fast track," combined Phase I and Phase II grant from NCI to support product development in preparation for commercialization.  As of December 31, 2004, $1.0 million remains available under this August 2004 grant.

  The Company files for reimbursement of the expenses incurred for activities conducted under the grant on a routine basis. All funds received from grants are recorded as reductions in Research & Development expenses on the Company's statements of operations.

  Contracts

  The Company has received contracts from the National Institute on Alcohol Abuse and Alcoholism (NIAAA) and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor (IGF-1), respectively, based upon the Company's interstitial fluid collection technology. The NIAAA contract runs for two years, and can be extended for an additional three years at their option. The Company has been notified that it has received an extension for 2005 and expects to be notified in March of 2006 if the NIAAA plans to extend the contract further. The Company recognized $377,000 and $331,00 of revenue upon completion of certain activities specified under the contract during 2003 and 2004, respectively.

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

  The Company generally is required to make minimum royalty payments for the exclusive license to develop certain technology. In accordance with the renegotiation of the license for the glucose monitoring technology in 2001, the minimum required payment was reduced to $300,000 per year, starting in 2005,to maintain this license. The Company has not had any significant sales of products coverd by this license, however additional amounts will be due upon the Company achieving significant sales.

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

  Abbott

  The Abbott Agreement, as amended, required Abbott to make milestone payments based on progress achieved, to remit royalties to the Company based on net product sales, and to reimburse certain direct expenses incurred by the Company in connection with the development of glucose monitoring products. Reimbursed expenses of $745,000, $0 and $0 for the years ended December 31, 2002, 2003 and 2004, respectively, have been netted with research and development expenses in the accompanying statements of operations. The Company recorded revenues of $1.0 million during 2002, related to the achievement of certain milestones.

  In 1997, Abbott purchased $3.0 million of series C preferred stock and in November 1999, subscribed to $5.25 million of redeemable convertible preferred stock (Note 6). In 2001, the Company entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends. These shares were converted into 139,007 shares of our common stock on December 31,2004 at $9.388 per share. In 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the redeemable convertible preferred stock eligible for redemption.

  In January 2003, the Company's agreement with Abbott was terminated (See Notes 6 and 8).

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

  In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times from Roche. The balance is non-interest bearing and is due upon the date on which Roche has received delivery of 250 diabetes screening devices pursuant to the Roche agreement and Federal Drug Administration regulatory clearance has been issued.

  There has been no development activity on this product since 2002. There have been no commercial sales of this product to end users to date.

  Respironics

  The Respironics Agreement required Respironics to make milestone payments based on milestones achieved and to purchase infant jaundice products manufactured by the Company at a predetermined profit margin, subject to renegotiation between the parties in certain instances. The Company recorded revenues of $100,000, $0 and $0 in 2002, 2003 and 2004, respectively, related to the achievement of certain milestones. Additionally, Respironics purchased products amounting to $900,000, $445,000 and $0 during 2002, 2003 and 2004, respectively, from the Company. On March 6, 2003, the Company sold its infant jaundice product line and assets to Respironics (See Note 5).

  11. BUSINESS CONCENTRATION INFORMATION

  The Company operates in one business segment, medical products. During fiscal years 2002, 2003 and 2004, total product revenue was $2,698,000, $1,586,000 and $1,073,000, respectively, related primarily to the Company's infant jaundice product in 2003 and to a combination of SimpleChoice and contract revenue in 2004. The Company had exclusively licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics prior to its sale in March 2003 to them. The Company distributed the product outside the United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenue attributable to countries based on the location of the customer is as follows (in thousands):

	2002	2003	2004
United States and Canada	$1,602	$1,341	$1,073
Europe	822	189	0
Latin America	26	1	0
Middle East	37	33	0
Asia	182	4	0
Other	29	18	0
Total	$2,698	$1,586	$1,073

  As of December 31, 2004, SpectRx had tooling assets of U.S. $57,000 in the People's Republic of China and U.S. $132,000 in Mexico for the production of SimpleChoice parts and assembled devices at our contract manufacturers facilities.

  12. NOTES PAYABLE

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

  ITEM 9B. OTHER INFORMATION

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

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

  Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securitiesremaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,600,679	$3.94	43,632
Equity compensation plans not approved by security holders	0	$0	0
TOTAL	1,600,679	$3.94	43,632

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information, if any, under the caption "Certain Transactions" in our proxy statement is hereby incorporated by reference.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information under the caption "Independent Registered Public Accounting Firm" in our proxy statement is hereby incorporated by reference.

  PART IV

  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (A) The following documents are filed as a part of this Report:

  1. CONSOLIDATED FINANCIAL STATEMENTS

   Report of Registered Public Accounting Firm

   Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004

   Consolidated Statements of Changes in Capital for the Years Ended December 31, 2002, 2003 and 2004

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

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

10.20(11)	Asset Sale Agreement, dated March 6, 2003, between SpectRx and Respironics.
10.21(12)	Securities Purchase Agreement dated March 26, 2004 among SpectRx, Inc. and the purchasers listed on Schedule I.
16.2	Letter re Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed October 24, 2003).
23.1(13)	Consent of Eisner LLP.
23.2(13)	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature page).
31(13)	Rule 13a - 14(a) / 15d - 14(a) Certifications.
32(13)	Section 1350 Certifications.

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

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of September 2005.

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

DATE	SIGNATURE	TITLE
September 1, 2005	/s/ Mark A. Samuels Mark A. Samuels	Chairman, Chief Executive Officer, Chief Financial Officer & Director (Principal Executive Officer)

September 1, 2005	/s/ William D. Arthur, III William D. Arthur, III	President, Chief Operating Officer and Secretary

September 1, 2005	/s/ William E. Zachary	Director
William E. Zachary

September 1, 2005	/s/ Christopher F. Monahan	Director
Christopher F. Monahan

  EXHIBIT 23.1

  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We consent to the incorporation by reference in the registration statements on Form S-8 (Registration Nos. 333-63758 and 333-81326) of our report dated March 19, 2005 on our audit of the consolidated financial statements of SpectRx, Inc. included in the 2004 annual report on Form 10-K.

  /s/ Eisner LLP

  New York, New York

  August 30, 2005

  EXHIBIT 23.2

  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We consent to the incorporation by reference in the registration statements on Form S-8 Nos. 333-63758 and 333-81326 of SpectRx, Inc. of our report dated March 11, 2003, with respect to the consolidated financial statements of SpectRx, Inc. included in the Annual Report on Form 10-K for the year ended December 31, 2004.

  /s/ Ernst & Young LLP

  Atlanta, Georgia

  August 30, 2005

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
Date: September 1, 2005	/s/ Mark A. Samuels Mark A. Samuels Chief Executive Officer and Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Annual Report of SpectRx, Inc. (the "Company") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Samuels, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: September 1, 2005

  /s/ MARK A. SAMUELS

  Name: Mark A. Samuels

  Title: Chief Executive Officer and Chief Financial Officer