Form 10QSB
period 2005-09-30
SPECTRX INC
filed 2005-11-14
CIK 924515

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark whether the registrant is a shell company as defined in Rule 12-b-2 of the Exchange Act. Yes [ ] No [X]

As of November 1, 2005, the registrant had outstanding 11,748,389 shares of Common Stock.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2005

(In Thousands Except Par Value)

ASSETS	December 31, 2004	September 30, 2005 (Unaudited)

CURRENT ASSETS:
Cash and equivalents	$247	$35
Accounts receivable	1,336	262
Inventories	363	297
Other current assets	203	168
Total current assets	2,149	762

NONCURRENT ASSETS:
Property and equipment, net	573	541
Other assets	83	67
Total noncurrent assets	656	608
TOTAL ASSETS	$2,805	$1,370

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$566	$639
Accrued liabilities	491	1,027
Short-term bridge loan payable-related parties	0	137
Redeemable convertible preferred stock and accrued dividends in default	1,436	1,436
Redeemable convertible preferred stock, current portion	1,711	1,735
Advance payable	381	381
Total current liabilities	4,585	5,355

LONG TERM LIABILITIES:
Redeemable convertible preferred stock and accrued dividends	1,634	1,770
Dividends payable - Series A	281	555
Earnout advances on sale of BiliChek product line	0	1,344
TOTAL LIABILITIES	6,500	9,024

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A preferred stock (Liquidation preference $7,330)	4,559	4,559
Common stock	12	12
Additional paid-in capital	52,688	52,733
Treasury stock, at cost	(104)	(104)
Deferred compensation	(42)	(30)
Accumulated deficit	(60,808)	(64,824)
TOTAL CAPITAL DEFICIT	(3,695)	(7,654)
Total liabilities and capital deficit	$2,805	$1,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(In Thousands Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net sales	$276	$174	$673	$812
Cost of sales	348	358	875	1,069
GROSS LOSS	(72)	(184)	(202)	(257)

COSTS AND EXPENSES:
Research and development	922	476	2,839	1,484
Sales and marketing	189	72	545	361
General and administrative	515	321	1,435	1,068
Expense on sale of BiliChek product line	0	0	0	275
Total	1,626	869	4,819	3,188

Operating loss	(1,698)	(1,053)	(5,021)	(3,445)

INTEREST EXPENSE, net	(11)	(41)	(930)	(137)
NET LOSS	(1,709)	(1,094)	(5,951)	(3,582)

PREFERRED STOCK DIVIDENDS	(68)	(146)	(209)	(434)
DEEMED DIVIDEND ON SERIES A PREFERRED	0	0	(4,970)	0
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	($1,777)	($1,240)	($11,130)	($4,016)

BASIC & DILUTED NET LOSS PER SHARE	($0.16)	($0.11)	($0.98)	($0.35)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,390	11,631	11,383	11,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(In Thousands)

	Nine Months Ended September 30
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,951)	$(3,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	43
Loss on retirement of assets	0	25
Amortization of deferred compensation	34	12
Expense on sale of BiliChek product line	0	275
Issuance of options and warrants	865	11
Changes in operating assets and liabilities:
Accounts receivable	(51)	43
Inventories	5	66
Other current assets	742	35
Other assets	(83)	16
Accounts payable	(295)	73
Accrued liabilities	(508)	536
Total adjustments	1,020	1,135
Net cash used in operating activities	(4,931)	(2,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(155)	(36)
Net proceeds from sale of BiliChek assets	655	2,100
Net cash provided by investing activities	500	2,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	18	34
Issuance of Series A preferred stock and warrants	5,684	0
Issuance of short-term notes	0	317
Payments of short-term notes	0	(180)
Payments of director's notes	(17)	0
Payments of redeemable convertible preferred stock	(300)	0
Net cash provided by financing activities	5,385	171

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	954	(212)
CASH AND EQUIVALENTS, beginning of period	389	247
CASH AND EQUIVALENTS, end of period	$1,343	$35

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2004 and 2005, and cash flows for the nine months ended September 30, 2004 and 2005. The results of operations for the nine months ended September 30, 2004 and 2005 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Our accounting policies continue unchanged from December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception, and, as of September 30, 2005, we had an accumulated deficit of approximately $64.8 million. To date, we have engaged primarily in research and development efforts. We first generated revenue from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect operating losses to continue through at least May 2006 as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Going Concern

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. At September 30, 2005, our current liabilities exceeded current assets by approximately $4.6 million and we have a capital deficit due principally to our recurring losses from operations. We have initiated litigation against Abbott Laboratories, Inc. ("Abbott"), asserting substantial damages and are withholding payment due under our redeemable preferred stock agreement. As a consequence, we are in default on payments due under our settlement with Abbott regarding our redeemable preferred stock agreement. These factors raise substantial doubt about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. We currently plan to raise additional funds through financing our accounts receivable.

If additional funds do not become available, we plan to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding. Under certain circumstances, we may have to curtail our SimpleChoice operations and only pursue activities for which we have external financial support, such as the National Institute of Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute funding. Management is working to obtain additional funds and believes those funds, along with funds from sales, may be sufficient to support planned operations through June 30, 2006. However, there can be no assurance that we will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Reclassification

Certain amounts in the 2004 cash flow statement have been reclassified to reflect the gain on the sale of the BiliChek product line as an investing activity rather than an operating activity.

2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are set forth in the audited financial statements and notes thereto included in our annual report on Form 10-K filed for the year ended December 31, 2004 with the Securities and Exchange Commission ("SEC"), and such significant accounting policies continue unchanged.

3. STOCK BASED COMPENSATION

We use the intrinsic value method for valuing our awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Financial Accounting Standards Board ("FASB") Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands, except per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2005	2004	2005

Net loss attributable to common stockholders, as reported	$(1,777)	$(1,240)	$(11,130)	$(4,016)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(82)	(41)	(243)	(124)
Pro forma net loss	$(1,859)	$(1,281)	$(11,373)	$(4,140)

Loss per share:
Basic & diluted, as reported	$(0.16)	$(0.11)	$(0.98)	$(0.35)
Basic & diluted, pro forma	$(0.16)	$(0.11)	$(1.00)	$(0.36)

4. LITIGATION

In January 2003, we announced that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We are withholding payment due in connection with the redemption of the shares of our preferred stock held by Abbott in connection with our claims under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. The U.S. Patent office, which indicated in October of 2005 that an interference is likely to be declared, should allow this inventorship dispute to be resolved. Abbott exercised its right to terminate the agreement on January 7, 2003. We reached a settlement with Abbott regarding the dispute in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

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

On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek products in the accompanying condensed consolidated balance sheets had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement, which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005, we entered into a settlement agreement with Respironics resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments due for 2004 early, Respironics was to withhold approximately $275,000 of earnout payments due for 2006. We recognized $275,000 as expense on sale of BiliChek assets during the second quarter of 2005. No additional claims are expected under the indemnification clause because more than two years have passed since the closing date of the BiliChek asset sale.

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

Series A Convertible Preferred Stock

We currently have outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, held by 27 holders as of September 30, 2005. The holders of the series A convertible preferred stock are entitled to receive quarterly, at the end of each calendar quarter, commencing on and after March 26, 2006, out of funds legally available therefor, dividends per share at the per annum rate of $0.75 per share. As of September 30, 2005, we have accrued $555,000 of dividends payable. We have the option and plan to pay this in stock.

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

Stock Options

As of September 30, 2005, our 1995 Stock Plan (the "Plan"), as amended, provides a total of 1,928,572 shares of common stock, of which a total of 1,119,236 shares remained available for future grants. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by our board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of our common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant. At September 30, 2005, options to purchase 1,119,236 shares of common stock were available for future grant under the Plan. At our Annual Meeting of Stockholders, held on June 2, 2005, our stockholders approved an amendment to the Plan to extend it by 10 years and also to increase the total number of available options by 1,000,000. In October, the board of directors authorized the issuance of options for 629,000 shares. On November 1, 2005, the board of directors approved an amendment to the Plan to increase shares available for options by 599,000 subject to shareholder approval and further authorized the issuance of options totaling 500,000 shares. This increase of 599,000 shares have not been registered with the SEC.

In January 2002, we assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At September 30, 2005, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between us and Sterling.

Warrants

On August 8, 2005, we entered into a warrant agreement (the "Warrant Agreement") with certain of our investors (the "Investors") to change certain of the terms of warrants to purchase 657,000 shares of SpectRx common stock held by the Investors. The Warrant Agreement was entered into pursuant to a bridge financing term sheet (the "Term Sheet") executed in June 2005. Although the bridge financing was not completed, the provisions of the Term Sheet provided, in the event of termination of the bridge financing by SpectRx, for amendment to the terms of warrants held by the Investors. Pursuant to the Warrant Agreement and the amended and restated warrants (each, a "Warrant," and collectively, the "Warrants") issued there under, the exercise price for each Warrant was changed to $1.50, the term of each Warrant was extended for an additional five years and anti-dilution  provisions equivalent to the reset provisions of SpectRx's Series A preferred stock were added to each Warrant. In addition to these changes and in settlement of a dispute that arose in connection with the Term Sheet, the Warrant Agreement also provides that, if certain initial financing is obtained for SpectRx's wholly owned subsidiary, Guided Therapeutics, Inc. ("GT," and such initial financing, the "GT Financing"), two of the Investors (the "GT Financing Investors") will receive warrants (each, a "GT Warrant," and collectively, the "GT Warrants") to purchase an aggregate number of shares of GT common stock owned by SpectRx equal to 7.5% of the outstanding GT common stock as of the closing of the GT Financing. The Warrant Agreement further provides that if, prior to the GT Financing, SpectRx licenses or sells its cervical cancer detection technology, SpectRx will remit to the GT Financing Investors an aggregate of 7.5% of the net proceeds of such license or sale. The investors have pre-existing relationships with SpectRx, including the ownership of an aggregate of approximately 6.5% of SpectRx's common stock. During the second quarter of 2005, we recognized $11,000 in expense for the value of the modification to SpectRx warrants.

6. LOSS PER COMMON SHARE

Loss per common share is computed using Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2004 and 2005 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 12,798,361, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the nine months ended September 30, 2005.

7. ADVANCED EARNOUT ON SALE OF BILICHEK PRODUCT LINE

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

On October 27, 2005, we entered into a payment settlement agreement and mutual releases with Respironics, Inc. ("Respironics"), whereby we received $1.5 million from Respironics and we also were released from the payment of a $1.3 million advance.

8. RELATED PARTY TRANSACTIONS

During the quarter, two of our officers loaned a total of $100,000, with interest at 15% per annum, to cover short-term cash needs. These loans were repaid on October 31, 2005, along with interest of $2,200. Also during the quarter, certain investors of SpectRx loaned a total of $37,000, with interest at 15% per annum, which was repaid on October 31, 2005, along with interest of $500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this report that express "belief," "anticipation" or "expectation," as well as other statements that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

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

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2005, we have an accumulated deficit of about $64.8 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least May 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or when services are rendered. We also recognize milestone revenue from collaborative partners when a milestone has been accomplished or when we and our partner agree that a milestone has been reached. If collectability of accounts receivable for milestones or services is doubtful, revenues and gains are recognized on the basis of cash received. We have relied upon SEC Staff Accounting Bulletin ("SAB") 101 and SAB 104 for guidance in recognizing revenue and related costs.

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

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

  Net loss attributable to common stockholders was $1.2 million during the three months ended September 30, 2005 as compared to a net loss attributable to common stockholders of $1.8 million for the same period in 2004.

  Net loss was $1.1 million during the three months ended September 30, 2005, as compared to a net loss of $1.7 million for the same period in 2004. Product revenue decreased to $174,000 from $276,000, primarily due to the decrease in revenue from sales of our SimpleChoice insulin delivery products. Gross loss increased from $72,000 in the three months ended September 30, 2004 to a loss of $184,000 in the three months ended September 30, 2005. Operating loss in the third quarter of 2005, as a result, was $1.1 million, as compared to a loss of $1.7 million in the third quarter of 2004.

  Revenue. Product revenue decreased to $174,000 for the quarter ended September 30, 2005 from $276,000 for the same period in 2004. Product revenue was lower for the 2005 quarter than for the comparable period in 2004 due to the decrease in sales of our SimpleChoice insulin delivery products. The reduction in revenue for the quarter was due to a decline in R&D related hardware sales and the continued impact of a previously announced unavailability of some SimpleChoice products.

  Cost of Sales. Cost of sales increased slightly to $358,000 for the three months ended September 30, 2005 from $348,000 for the same period in 2004. The increase was primarily due to an increase in the cost of sales of our SimpleChoice products. Included in the cost of sales is $184,000 and $121,000 of fixed overhead expenses pertaining to our operations department for the three months ended September 30, 2005 and 2004 respectively.

  Research and Development Expenses. Research and development expenses decreased to approximately $476,000 for the three months ended September 30, 2005 compared to $922,000 for the same period in 2004. The decrease was due to a reduction in royalty expense for the Interstitial Fluid ("ISF") technology and also a reduction in SimpleChoice research and development.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $72,000 during the three months ended September 30, 2005 from $189,000 for the same period in 2004. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line. The decrease was primarily due to decrease in costs associated with salaries $43,000, trade shows expense $22,000 and product sampling $16,000.

  General and Administrative Expenses. General and administrative expenses decreased to $321,000 during the three months ended September 30, 2005 compared to $515,000 for the same period in 2004. General and administrative expenses are expected to increase in the future with expected increases in SimpleChoice revenue. The decrease was primarily due to decrease in costs associated with attorney fees of $70,000, outside services & consultants $41,000 and also due to salaries of $29,000.

  Net Interest and Other Expense. Net interest and other expense increased to $41,000 for the three months ended September 30, 2005 as compared to $11,000 for the same period in 2004. The increase is primarily due to the accrual of interest on the default of payments to Abbott relating to our redeemable convertible preferred stock and also due to interest on short-term bridge loans from related parties.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

  General. Net loss attributable to common stockholders was $4.0 million during the nine months ended September 30, 2005 as compared to a net loss attributable to common stockholders of $11.1 million for the same period in 2004. During the 2004 period, we recognized a non-cash deemed dividend of $5.0 million from issuance of shares of our series A convertible preferred stock. Also during the 2004 period, we recognized $871,000 interest expense for the value of the warrants issued in connection with a bridge loan.

  Revenue. Product revenue increased to $812,000 for the nine months ended September 30, 2005 from $673,000 for the same period in 2004. SimpleChoice sales were $592,000 for the nine months ended September 30 2005, versus $442,000 for the same period in 2004. These increases were primarily due to an increase in SimpleChoice revenue.

  Cost of Sales. Cost of sales increased to $1.1 million for the nine months ended September 30, 2005 from $875,000 for the same period in 2004. This increase was due primarily to an increase in revenue in the 2005 period when compared to the same period in 2004. Included in cost of sales is $482,000 and $355,000 of overhead pertaining to our operations department for the nine months ended September 30, 2005 and 2004 respectively.

  Research and Development Expenses. Research and development expenses decreased to approximately $1.5 million for the nine months ended September 30, 2005 compared to $2.8 million for the same period in 2004. The decrease in research and development expenses was due to reimbursements from the National Cancer Institute ("NCI"), reductions in the royalty expenses for the continuous glucose monitoring program and a reduction in SimpleChoice research and development.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $361,000 during the nine months ended September 30, 2005 from $545,000 for the same period in 2004, due to a reduction of our SimpleChoice marketing function.

  General and Administrative Expenses. General and administrative expenses decreased to $1.1 million during the nine months ended September 30, 2005 compared to $1.4 million for the same period in 2004. The decrease is primarily due to a decrease in costs associated with salaries of $78,000, rent expense of $115,000 and attorney fees of $116,000.

  Net Interest and Other Income. Net interest and other expense decreased to $137,000 for the nine months ended September 30, 2005 as compared to $930,000 for the same period in 2004. The primary causes of this decrease are the recognition of interest expense for the warrants issued in connection with the bridge loan during the first quarter of 2004.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At September 30, 2005, we had cash of approximately $35,000 and negative working capital of approximately $4.6 million.

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

  Our major cash flows in the nine months ended September 30, 2005 consisted of cash out-flows of $2.4 million from operations (including $3.6 million of operating loss) and the purchase of $36,000 of property and equipment, and net proceeds of $2.1 million from the sale of BiliChek assets.

  During the quarter ended September 30, 2005, two of our officers loaned us a total of $100,000 to cover short-term cash needs. These loans were repaid on October 31, 2005, along with interest of $2,200. Also during the third quarter of 2005, certain of our investors loaned the company a total of $37,000, which was repaid on October 31, 2005, along with interest of $500.

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

  On October 27, 2005, we entered into a payment settlement agreement and mutual releases with Respironics, whereby we received $1.5 million from Respironics and we also were released from the payment of a $1.3 million advance.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to those sources. Assuming we are successful in financing our accounts receivable, we believe our existing and available capital resources will be sufficient to satisfy our funding requirements through June 2006, excluding any amounts due on redeemable convertible preferred stock during the year. We need to secure a collaborative partner to move forward with our continuous glucose program and will also need funding in addition to that provided by grants to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements by operating our programs at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  If additional funds do not become available, we plan to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding. Under certain circumstances, we may have to curtail our SimpleChoice operations and only pursue activities for which we have external financial support, such as the National Institute of Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute funding.

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board issued a revised SFAS No. 123R, "Shares Based Payment." The revised SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations beginning no later than January 1, 2006. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We have not determined the effect of the new standard on our earnings; however, expense under the new standard could be somewhat higher. The effect of adopting the new rules on reported basic and diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values. We will adopt the revised rules on January 1, 2006.

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements, no special purpose entities and no activities that include non-exchange-traded contracts accounted for at fair value. We are party to a lease agreement to use office space.

  Impairment of Long-Lived Assets

  We evaluate our long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.   We have experienced delays in expanding the line of products that are covered by the patents underlying the intangibles.  While our projection for the sales of these products over the life of these patents is significant, the range of outcomes regarding the product introductions is highly subjective, such that the full recoverability of the carrying value of the intangible assets is questionable.  Although management believes that the SimpleChoice products continue to have substantial potential for the foreseeable future, the range of estimates of the undiscounted cash flows required us to treat these assets as impaired for accounting purposes and we recorded an impairment charge of $3,211,000 for the period ended December 31, 2004.

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

  Management believes that the funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement and contracts will not be sufficient to support planned operations beyond June 30, 2006. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds, including pursuing loans using certain assets as collateral. In addition, if we experience delays, are unable to finance our SimpleChoice working capital requirements, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement and contracts will not be sufficient to support planned operations after June 30, 2006. Therefore it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before June 30, 2006. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $64.8 million at September 30, 2005.

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

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, and the funding from various sources will be sufficient to satisfy our funding requirements through June 2006, but may not be sufficient to fund our planned operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 28 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through September 30, 2005.

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

  In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 13485:2003 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

  We have been issued, or have rights to, 41 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 18 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2005 and 2006 will come from sales of our new SimpleChoice diabetes product line, which has just been launched and some of which is still in development. We sold our BiliChek product line in 2003 and have had continuing revenue from earnout payments. We received a payment for earnout of about $1.0 million for 2004, an advance of 1,000,000 in the second quarter of 2005 and a final payment of 1,500,000 in October 2005. There will be no further payments. Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our former BiliChek and BiliCal products, as well as the diabetes detection product on a limited scale. Our product offerings in the SimpleChoice insulin delivery area are manufactured by a third party. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 14% of our outstanding common stock as of August 4, 2005. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2005.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our redeemable convertible preferred stock held by Abbott as an offset to claims that have also been made by us under our agreement with Abbott. Under the terms of the redeemable convertible preferred stock, 162,500 shares of our redeemable convertible preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. The U.S. Patent office indicated in October of 2005 that this issue will be decided in an interference proceeding. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott Laboratories regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and 2004. Under the settlement, neither party admitted any liability or wrongdoing.

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

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005 Respironics and SpectRx entered into a settlement agreement resolving the matter. In connection with the settlement and in exchange for Respironics agreeing to pay the earnout payments early due for 2004, Respironics planned to withhold approximately $275,000 of earnout payments due for 2006. This arrangement was superceded by the payment settlement agreement and mutual releases with Respironics, whereby we received $1.5 million from Respironics and we also were released from the payment of $1.3 million advance.

  On February 22, 2005, we received a letter of patent infringement from ICU Medical, Inc. ("ICU Medical") related to our SimpleChoice product line. We received the letter shortly after meeting with the Chief Executive Officer of ICU Medical to discuss partnering opportunities related to SimpleChoice. Management believes that the infringement claim is without merit and has provided information to ICU Medical that supports our position.

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

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description
10	2005 Amendment No. 2 to the SpectRx, Inc. 1995 Stock Plan, as Amended
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chief Executive Officer

Date:	November 14, 2005___________________________