Form 10KSB
period 2005-12-31
SPECTRX INC
filed 2006-04-17
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Issuer's revenue for its most recent fiscal year. $983,000

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.8 million as of March 31, 2006, based upon the closing sales price of the registrant's Common Stock reported for such date by the OTC Bulletin Board.

As of March 24, 2006, the registrant had outstanding 11,738,269 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Parts of the Proxy Statement relating to the issuer's 2006 Annual Meeting of Stockholders documents are incorporated by reference in Part III, Items 9, 10, 11, 12 and 13.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a medical technology company, incorporated in 1992, focused on developing innovative medical devices that have the potential to improve health care. Our technology, including products in research and development, includes: a) innovative methods of delivering insulin to people with diabetes with our SimpleChoice® product line, b) innovative methods of sampling interstitial fluid using laser energy to create micropores for improved glucose and alcohol monitoring and c) biophotonics technology for the non-invasive detection of cancers.

Diabetes Management-

Our diabetes management activities include our SimpleChoice brand of insulin pump disposables and a non-invasive interstitial fluid-based continuous and discrete glucose monitoring technology, for which we are currently seeking a strategic partner.

Our insulin delivery products, including those in development, are designed with the goal of delivering insulin more comfortably and effectively than competing products. In glucose monitoring, we are conducting activities intended to produce a product that can measure glucose levels more conveniently and more frequently than products currently sold by our competitors.

Non-Invasive Cervical Cancer Diagnostics-

We believe our cervical cancer detection device will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe our cervical cancer detection products can improve patient well-being and reduce healthcare costs since it reduces or eliminates pain, is convenient to use and provides rapid results at the point of care. Our cervical cancer detection device is currently undergoing tests as part of a FDA pivotal trial and we have now tested more than 900 of the estimated 1,500 women needed to complete the trial.

OUR BUSINESS STRATEGY

We exist to provide innovative medical products that improve the quality of life. Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and increases stockholder value. To achieve this mission, we are pursuing the following business strategies:

   Focus on Generating Near Term Revenue with Insulin Infusion Products. A key element of our strategy is to achieve profitability and revenue growth with the United States Food and Drug Administration (FDA) cleared products that are either already on the market or can be launched in the next twelve months..
   Complete FDA Pivotal Trial for Cervical Cancer Diagnostic Product and Obtain Separate Capital Investment for Guided Therapeutics. Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. In order to adequately finance the completion of the FDA pivotal trial, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed.
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

  We estimate the insulin pump infusion disposables market was about $360 million annually worldwide in 2003. Consumers generally purchase infusion sets and other supplies from the pump manufacturer, distributors or durable medical equipment sellers. The average insulin pump user consumes about $1,300 annually in disposable supplies. Significant players in the insulin pump business include Medtronic MiniMed, Inc., Smiths Medical, Inc. (formerly Deltec), Animas Corporation (recently acquired by Johnson & Johnson, Inc.) and Roche Disetronics. Significant participants in the insulin infusion set market include Unomedical A/S, which manufactures or sells sets to all of the pump manufacturers, and Medtronic MiniMed, which both manufactures for itself and uses Unomedical as a contract manufacturer while selling infusion sets directly to its customers.

  Our Insulin Delivery Products

  We commenced our entry into the insulin delivery business through our acquisition of Sterling Medivations on December 31, 2001. In the fourth quarter of 2002, we shipped a small quantity of SimpleChoice diabetes management products, including a reservoir for holding insulin in an insulin pump that is intended to be marketed with our insulin infusion sets. We launched our first insulin infusion set, which includes the tubing and catheter that connect to an insulin pump, the SimpleChoice easy, in the third quarter of 2003. The SimpleChoice products under development include a variety of additional pump infusion sets and other ancillary insulin delivery products. Since our acquisition of Sterling Medivations, we have received 10 FDA clearances for these products, bringing the number to 27 FDA clearances for components and products that we expect to market. In 2004, we focused our efforts on the development of the SimpleChoice patch (a multiple needle, shallow insertion 90-degree infusion set) and the SimpleChoice twist (a 90-degree rotating infusion set). We were unable to launch these products in 2004 due to development and manufacturing problems. We postponed the development of the SimpleChoice patch and launched the SimpleChoice twist in 2005. Manufacturing problems caused delays in the launch of the twist and have also led to shortages of both our SimpleChoice easy and twist.

  Our SimpleChoice insulin pump infusion sets are designed to compete with infusion sets already on the market, as well as create new market segments. Our products contain innovations and additional features, which we believe consumers are likely to prefer over their existing insulin infusion sets. The features and benefits of our products include:

  compatibility with the major insulin pump brands and products;
  360 degree rotating hub for increased comfort through better flexibility and movement; and
  compatibility with existing inserter devices.

  Our first insulin pump infusion set product was the SimpleChoice easy. This product is a 30-degree insertion infusion set designed to work with the major brands of insulin pumps on the market today. SimpleChoice twist, which was launched in the fourth quarter of 2005, is a 90-degree insertion infusion set designed to work with the major brands of insulin pumps. The twist also features a 360-degree rotating hub, which will allow the wearer more freedom of movement and greater flexibility. Customer reaction to the twist has been positive and we expect product availability problems to be resolved in the next few months, resulting in an opportunity for increased sales.

  Another product in the SimpleChoice product line is our insulin infusion patch. The patch is designed with microneedle technology intended to reduce pain and improve comfort over existing infusion sets. The microneedles in the patch penetrate the skin about 2.5 mm, as compared to up to 9 mm for conventional infusion sets. We attempted to launch the patch in 2004, however, we were unable to do so because of manufacturing, user acceptability and cost of goods issues. We believe the key to launching the patch is the use of advanced automated manufacturing technology and we are currently seeking a strategic partner to help support this activity.

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

  Glucose monitoring products have evolved rapidly over time. The largest portion of this market is in conventional finger stick products. In the past, various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products. There are blood glucose monitoring products now on the market that are designed to draw blood from the arm or leg, called alternate site products. Also in development are a number of continuous glucose monitoring products, which may reduce the need for finger sticks to draw blood. Many of these continuous monitoring products under development require a probe or sensor to be inserted under the skin and require frequent calibration with a conventional single use blood-based finger stick product. Recently, Dexcom, Inc., Medtronic MiniMed and Abbott Diabetes Products, a division of Abbott Laboratories, Inc. (formerly Therasense, Inc.), have filed for FDA approval or received limited FDA approval for continuous glucose monitoring devices that involve putting a sensor under the skin.

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

  We plan to proceed with the development of our continuous glucose monitoring technology as quickly as possible as a key element of our diabetes business unit. In order to proceed, we need to identify a low glucose volume assay technology and obtain funding from a strategic partner or other source. We are currently in discussions with several potential strategic partners that we believe have the suitable glucose sensing technology that we need. We will need to reach an agreement with any collaborative partner to provide needed funding for additional product development, regulatory approval, production ramp-up and commercialization activities, or raise additional funds. We have been looking for a suitable collaborative partner since January of 2003. If we do not identify a strategic partner, we may be unable to continue to pay our minimum royalty payment to Altea under our agreement and will lose the rights to most of the patents and technology related to glucose monitoring. There can be no assurance that we will be able to reach an agreement with a collaborative partner or find additional funding sources.

  In addition to our activities aimed at using our laser-based micropore technology for glucose, we are also involved in externally funded research and development activities aimed at using interstitial fluid for continuous alcohol testing. Our research contract for alcohol testing with the National Institutes of Health totaled about $1.5 million for the first two years, beginning May 1, 2003, and was recently extended to four years.

  NON-INVASIVE DIAGNOSTICS PRODUCTS

  CERVICAL CANCER DETECTION - GUIDED THERAPEUTICS

  Background

  According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide, and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found, and the sooner treatment begins, the better a patient's chances are of a cure. We began investigating the applications of our technologies to cancer detection before 1997, when we initiated a market analysis for these uses. We concluded that our biophotonic technologies had applications to detect a variety of cancers through the exposure to light. We selected cervical cancer and skin cancer from a list of the ten most attractive applications as categories of cancer to pursue initially, and currently are focused only on the development of our non-invasive cervical cancer detection product.

  Cervical Cancer

  Cervical cancer is a cancer that begins in the lining of the cervix, the lower part of the uterus. Cervical cancer forms over time and may spread to other parts of the body if left untreated. There is generally a gradual change from a normal cervix to a cervix with precancerous cells to cervical cancer. For some women, precancerous changes may go away without any treatment. While the majority of precancerous changes do not advance to cancer, if these precancers are treated, true cancers can be prevented. The Pap smear, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening.

  Cervical Cancer Market

  The American Cancer Society estimates that about 10,570 cases of invasive cervical cancer will be diagnosed annually in the United States, and predicted 3,900 deaths for 2004. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 370,000 new cases reported each year.

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

  After screening for cervical cancer by use of a Pap smear, if necessary, a visual examination of the cervix using a colposcope is usually followed by a biopsy, sampling at one to two locations. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the U.S. and Europe. In 2003, the average cost of a stand-alone colposcope examination in the U.S. was $185 and the average cost of a colposcopy with biopsy was $277.

  Our Non-invasive Cervical Cancer Detection Product

  We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The intended design is expected to identify cancers and precancers painlessly, non-invasively and at the point-of-care by shining light onto the cervix, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. This feature of our system also could allow doctors to make intelligent choices in selecting biopsy sites and could be expanded for use in assisting the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, the cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component similar to those we developed and manufactured for our former infant jaundice product, the BiliChek™, which was sold in 2003. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch our cervical cancer detection product first in the developed countries of Europe in tandem with procuring FDA approval in the U.S

  To date, more than 1,800 women have been tested with various prototype devices in multiple clinical settings. During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population consisted of 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue-specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 patients included in this study, 20 had high-grade precancers, 36 had low-grade precancers, 146 had benign lesions and 116 had normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

  We spent most of our development effort from 1998 to 2001 under a collaborative agreement with Welch Allyn specifically focused on the development of a cervical cancer detection product. In November 2002, we reached an agreement terminating the collaborative development arrangement with Welch Allyn, effective as of December 10, 2001, and agreeing to certain cross-licensing provisions of technology developed under the collaborative agreement. As part of the termination agreement, we agreed to provide certain royalties on one jointly developed patent to Welch Allyn if a product is commercialized, subject to offsets for patent expenses and other limitations.

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

  In February 2003, we announced we had received a two-year, $1.3 million grant from the National Cancer Institute (NCI) to support our required pivotal clinical trials, some of the results of which are discussed above. In June 2004, we announced that we were selected to receive another grant of $1.1 million from the NCI to develop one commercial version of the device. As of December 31, 2005, we had received approximately $848,000 for this grant.

  In January 2004, we reported to the NCI results of a pre-pivotal clinical trial sponsored by the agency. The study cohort consisted of 506 women ranging in age from 16-years to 75-years. Results of the NCI-sponsored study indicated that our technology could reduce by 55% the number of unnecessary follow-up procedures as a result of false positive Pap test results. .

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

  In 2005, we continued to conduct our pivotal clinical trial, which has now collected data on over 900 women out of an expected 1,500 needed. In 2005, we also completed work on our commercial prototype.

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

  INFANT JAUNDICE

  Our first commercial product, the BiliChek system for non-invasive detection of jaundice in infants, was introduced in 1998. The infant jaundice product was originally developed under a collaborative agreement with Respironics, which also granted Respironics an exclusive license to market and sell the product line in the United States and Canada. In March 2003, we announced that we had sold the assets related to the infant jaundice products to Respironics. Under the terms of the Asset Sale Agreement, we were to receive ongoing payments from the sale of the disposable element of the product line, trademarked the BiliCal, over the base amount of unit sales to distributors sold in 2002 for a period not to exceed five years. In addition, we could receive earnout payments based upon certain revenue achievements of the sales of infant jaundice products by Respironics over the four years following the sale. We also provided some engineering work to Respironics and received a $1.0 million payment in the fourth quarter of 2003 related to the transaction. Our earnout accrual for 2004 totaled $1,030,000. In October of 2005, we completed the sale of the BiliChek for $1.5 million, bringing the total amount received to approximately $9.3 million.

  COLLABORATIVE ARRANGEMENTS

  We had previously been developing our single-use glucose monitoring product under a 1996 collaborative agreement with Abbott, which was terminated in January 2003. Abbott provided investments, milestone payments and reimbursement for research and development in support of the development program. We are seeking a new collaborative arrangement for our glucose monitoring product, which was formerly being developed with Abbott. If we enter into a new collaborative agreement, we will be, to varying degrees, dependent upon any collaborative partner for funding or providing the development, clinical testing, regulatory approval, manufacturing, and commercialization of our products.

  We have continuing obligations related to our collaborative agreement with Abbott. We issued 525,000 shares of redeemable convertible preferred stock to Abbott for $5.25 million in December 1999 and January 2000. Of that preferred stock, 100,000 shares are not subject to redemption rights, and 425,000 shares have been designated for redemption. Pursuant to a settlement agreement, dated March 7, 2003, between Abbott and us (see Item 3. - Legal Proceedings), these 425,000 shares were to be redeemed over a period of four years. We have not redeemed the shares and are in default.

  In connection with this matter, we have not paid $3.1 million of the amounts due through 2005.

  As of December 31, 2004, all shares of Abbott preferred stock automatically converted to a total of 506,098 common shares and Abbott no longer holds any preferred stock, although our obligation under the settlement agreement is unchanged. The company has not issued these shares yet, but the company believes that Abbott has the voting rights.

  On February 17, 2005, we initiated litigation against Abbott relating to a previously disclosed dispute over intellectual property issues, as attempts to resolve these issues through negotiations failed. We are represented in this matter under a contingency fee arrangement. On March 26, 2006, our lawsuit was set aside in order to allow arbitration to proceed.

  LICENSING ARRANGEMENTS

  Georgia Tech Research Corporation

  We have a license agreement with Georgia Tech Research Corporation. Under this agreement, entered into in May 1991, as amended, Georgia Tech Research Corporation has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know-how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement. The current expiration date for this agreement is July 2011. As of December 31, 2005, we did not owe any amounts under this agreement.

  Altea Technologies, Inc.

  In March 1996, we entered into a license and joint development agreement among us, Altea and Non-Invasive Monitoring Company, Inc. Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. Both Altea and Non-Invasive Monitoring are jointly controlled by Jonathan Eppstein, formerly our vice president, and his sister. This agreement also covered one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea for the first year subject to both parties' approval. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. There are currently 15 granted U.S. patents, four U.S. patent applications and a variety of foreign patents and patent applications covered by the agreement.

  We are obligated to pay royalties to Non-Invasive Monitoring for products using technology it owns under the agreement and to Altea for products using technology it owns under the agreement, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea (see Note 8 of the notes to consolidated financial statements). If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference. To date, we have only paid minimum royalty payments to Altea. Currently, minimum payments are $84,466 per quarter.

  We and Altea and Non-Invasive Monitoring have twice arbitrated claims under these agreements.

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

  RESEARCH, DEVELOPMENT AND ENGINEERING

  To date, we have been engaged primarily in the research, development and testing of our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. During 2004 and 2005, we spent a significant amount of resources on research and development in the area of insulin delivery as a consequence of our 2001 acquisition of Sterling Medivations. From inception to December 31, 2005, we incurred about $41.9 million in research and development expenses, net of about $13.4 million, which was reimbursed through collaborative arrangements. Research and development costs were about $3.6 million in 2004 and $2.0 million in 2005.

  During 2005, there were two distinct groups conducting research, development and engineering. One group consisted of engineers and support personnel who design optics, electronics, mechanical components and software for the cancer detection products market, alcohol detection products under the contract with the National Institute on Alcohol Abuse and Alcoholism (NIAAA) and continuous glucose monitoring products. The second group consists of engineers developing insulin delivery products.

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

  MANUFACTURING

  To help us reach our goal of selling a high volume of insulin infusion disposable products, we have entered into supply agreements with experienced contract manufacturers. Currently, we employ four individuals to accomplish the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. We have expanded our international certification to ISO 13485:2003 and have recently passed an inspection aimed at allowing us to CE mark our sterile medical disposable products. We achieved certification under ISO 13485:1996 Canadian Medical Devices Conformity Assessment System (CMDCAS) in 2004, a requirement for Canadian distribution. The CE mark was awarded in September 2004 for SimpleChoice infusion sets and infusion pump reservoirs, which are now being distributed on a limited basis in Europe.

  SALES, MARKETING AND DISTRIBUTION

  We have developed internal marketing and a distribution program for the SimpleChoice products to an introductory stage, and we have developed packaging, advertising, display materials, and training for these products. In addition, we have signed distribution agreements or have entered into negotiations with companies we believe to be highly experienced in the diabetes supply business in the United States. Our previous experience in building a distribution system focused on entities that were experienced in neonatal markets in Europe, Asia and South America. We shipped our first insulin delivery product, the SimpleChoice reservoir, in the fourth quarter of 2002. We launched our first insulin infusion disposable product, the SimpleChoice easy, in the third quarter of 2003 and launched the SimpleChoice twist in the fourth quarter of 2005. We expect to launch additional products during 2006. We have also added or engaged marketing personnel to develop and execute the programs necessary to launch the SimpleChoice product line and to manage sales of these products. We are still early in this product line's market introduction, and the efficacy of the marketing programs or the distributors has not yet been fully tested with our products.

  PATENTS

  We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product. We have been jointly granted 15 patents with Altea, and have jointly applied with Altea for four additional U.S. patents and several international patents related to this device. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product, and we previously licensed this proprietary technology to Roche, although there is currently no development activity on this product. We have assigned our patents and patent licenses related solely to the BiliChek system to Respironics as a part of the asset sale of that product, and have a royalty free exclusive license from Respironics to seven other patents for use in outside the infant jaundice management field. We now have 12 granted U.S. patents and six pending patent applications in the U.S. related to insulin delivery. We also have additional pending international patents and patent applications related to insulin delivery. We also have six granted US patents related to cancer detection.

  One or more of the patents held directly by us or licensed by us from third parties, as well as processes used in the manufacture of our products, may be successfully challenged, invalidated or circumvented. Additionally, we may not otherwise be able to rely on these patents. In addition, we cannot be sure that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in foreign markets. If any of our patents are successfully challenged, invalidated or circumvented or our rights or ability to manufacture our products were to be proscribed or limited, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

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

  A number of competitors, including Johnson & Johnson, Inc. (which owns Lifescan, Inc. and Animas, Inc.), Roche, Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc. and recently purchased TheraSense, Inc.) are currently marketing traditional single-use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of effective use. Furthermore, a number of companies have developed products for alternate site glucose monitoring, including Johnson & Johnson, Roche and Abbott. Some competitors to our continuous glucose monitoring product, including Abbott, Dexcom, Inc., and Medtronic MiniMed, have developed products and have received, or expect to receive, some form of FDA clearance. Accordingly, competition in this area is expected to increase.

  Competition in cancer detection is also intense. Current screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection, such as Thin-Prep from Cytyc Corporation and Human Papilloma Virus testing from Digene Corporation, have introduced other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection such as MediSpectra. Medispectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers. The claim indicates that the MediSpectra device should be used after colposcopy as an adjunct. We will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage.

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

  International sales of our products are subject to the regulatory requirements of each country in which we market our products. The regulatory review process varies from country to country. The European Union has promulgated rules that require medical products to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical directives. The appropriate ISO certification is one of the CE mark requirements. We currently maintain ISO 13485:2003 certification, which allows us to sell our SimpleChoice medical devices in the countries of the European Union. Losing the right to affix the CE mark could have a material adverse effect on our business, financial condition and results of operations.

  We will be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

  EMPLOYEES AND CONSULTANTS

  As of December 31, 2005 we had 30 regular employees and consulting or other contract arrangements with 9 additional persons to provide services to us on a full- or part-time basis. Of the 39 people employed or engaged by us, 20 are engaged in research and development activities, 3 are engaged in sales and marketing activities, 1 is engaged in clinical testing and regulatory affairs, 5 are engaged in manufacturing and development, and 10 are engaged in administration and accounting. If we are successful in our effort to separately finance our cancer activities, approximately 13 of these employees are expected to transfer to the new entity. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

  ALTHOUGH IT IS LIKELY THAT WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS WITHIN THE NEXT THREE MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  Management believes that the funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations beyond June 30, 2006. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays, are unable to finance our SimpleChoice working capital, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  Subsequent to the $1.9 million in debt financing obtained in 2006, our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists doubt about our ability to continue as a going concern. Management believes funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations beyond June 30, 2006. Therefore it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before June 30, 2006. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $62.3 million at December 31, 2005.

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

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, and the funding from various sources will be sufficient to satisfy our funding requirements through June 30, 2006, but may not be sufficient to fund our planned operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

  WE ARE NO LONGER LISTED ON A NASDAQ MARKET, WHICH MAY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS WHEN NEEDED AND THE LIQUIDITY AND VALUE OF OUR COMMON STOCK.

  The Nasdaq National Market and SmallCap Market have minimum listing requirements. In December 2002, we applied for and moved to the Nasdaq SmallCap Market because we could not continue to meet the National Market listing requirements. A key requirement is the level of stockholders' equity. Since June 30, 2003, our stockholders' equity was below the minimum Nasdaq requirements and, as a result, our stock was delisted from the SmallCap Market. Our stock is now listed on the OTC Bulletin Board, which does not have similar listing requirements. As a result, our ability to raise additional capital may be impacted and the liquidity and value of our common stock may be impaired.

  OUR SIMPLECHOICE PRODUCT LINE HAS A DIFFERENT FOCUS THAN OUR NON-INVASIVE PRODUCTS, AND WE WILL BE REQUIRED TO DEVELOP NEW CAPABILITIES TO SUCCESSFULLY MANAGE THESE OPERATIONS.

  Prior to our acquisition of the SimpleChoice product line, it did not have revenues or significant assets. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. We shipped small quantities of our first SimpleChoice products to be introduced to the market beginning in 2003. SimpleChoice's future business will depend on our ability to develop more fully various functions that have not historically existed at SpectRx, including the manufacturing, marketing, and distribution of sterile medical disposables. There can be no assurance that we, or our subsidiary doing business as SimpleChoice, will be able to successfully develop or implement these functions.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 28 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through December 31, 2005.

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

  We have been issued, or have rights to, 42 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 18 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. (See "Patents" Section in Part I, Item I above) One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2006 will come from sales of our new SimpleChoice diabetes product line, including products which have just been launched and others, including a new reservoir and the SimpleChoice patch, which are still in development. We sold our BiliChek product line in 2003 and have had continuing revenue from earnout payments. We received a payment for earnout of about $1.0 million for 2004, an advance of $1.0 million in the second quarter of 2005 and a final payment of $1.5 million in October 2005. There will be no further payments. Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our former BiliChek products, as well as the diabetes detection product on a limited scale. Our product offerings in the SimpleChoice insulin delivery area are primarily manufactured by a third party. We have had substantial difficulties in establishing and maintaining manufacturing for our SimpleChoice product line and those difficulties have impacted our ability to increase sales. There is no assurance that these problems will be solved and we may encounter additional difficulties. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR SIMPLECHOICE REVENUE UNCERTAIN.

  We are responsible for marketing our SimpleChoice product line. We have relatively limited experience in marketing or selling medical device products and only have a three person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms, if at all. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

  Subject to certain exceptions, if we issue shares of our common stock, or securities convertible into or exercisable for shares of our common stock, at a price per share less than the then effective conversion price for the series A convertible preferred stock, the conversion price for the series A convertible preferred stock will be adjusted to equal such lower per share consideration and the exercise price for the warrants will be adjusted to equal 125% of such lower per share consideration. A reduction in the conversion price for the series A convertible preferred stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion of the series A convertible preferred stock and the exercise of the warrants, respectively. The downward adjustment of the conversion price for the series A convertible preferred stock and the exercise price for these warrants would result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 40.7% of our outstanding common stock as of March 31, 2006. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  Effective April 10, 2006, our Board of Directors appointed John E. Imhoff, M.D. as a new director.  Dr. Imhoff, 57, is an ophthalmic surgeon who specializes in cataract and refractive surgery.  He presently serves as a member of the Hawaiian Eye Foundation's Scientific Advisory Board.  He is also a shareholder in SpectRx and many other private and public companies.  He has a B.S. in Industrial Engineering from Oklahoma State University, an M.D. from the University of Oklahoma and completed his ophthalmic residency at the Dean A. McGee Eye Institute. He has worked as an ophthalmic surgeon & owner of Imhoff Eye Center since 1983.

  In conjunction with this change, Mr. Christopher Monahan, who currently serves as a director and the Chairman of the audit committee, will retire effective October 9, 2006.

  ITEM 2. DESCRIPTION OF PROPERTY

  We currently lease our offices at 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071. Our current lease is for 28,427 square feet, which comprise our administrative, research and development, marketing and production facilities and our planned manufacturing facility and expires in July 2009. We do not invest in real estate or mortgages directly or indirectly.

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

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 7 to the Financial Statements and the payments of "outstanding accrued dividends" and "redemption" under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

  On February 17, 2005, we initiated litigation against Abbott Laboratories relating to our dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not made the four payments totaling $1.4 million due in 2004 and a payment of $ 1.8 million due on December 31, 2005 and are in default. On April 6, 2005, Abbott notified us that it considered us in default on a total of $1.4 million.

  We and Altea and Non-Invasive Monitoring have twice arbitrated specified claims under our license and joint development agreements related to glucose monitoring. In December 2001, we and Altea reached a settlement related to our most recent arbitration, which amended the agreement with Altea and provided several changes to the obligations of both parties. Under the settlement, we both agreed to a process to agree on what is joint technology covered by the agreement, to end the inclusion of future intellectual property into joint technology, to eliminate any test for commercialization other than ordinary due diligence and to modify the scope of royalty payments. As part of the settlement, we agreed to pay minimum royalties due from 2002 through 2004 in advance during 2002 and 2003, in exchange for a reduction in minimum royalties in future years. In November 2002 and in July 2003, we modified our agreement with Altea to postpone some of the advance payments of minimum royalties until 2003 and 2004. We paid $1.9 million, $1.35 million, $200,000, $238,000 for 2002, 2003, 2004 and 2005, respectively.

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement (see Note 4) which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005,we entered into a settlement agreement with Respironics resolving the matter. On October 27, 2005, we entered into a payment settlement agreement and mutual releases with Respironics, whereby we received $1.5 million from Respironics and we also were released from the prepayment of a prior $1.3 million advance, which included $275,000 from settlement of the patent infringement matter by Respironics. Under the agreement, we will not receive any further payments from Respironics and none of the previous advances from Respironics will be repaid.

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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

  Market for Common Stock-

  Our common stock is traded on the OTC Bulletin Board under the ticker symbol SPRX. The number of record holders of our common stock at March 31, 2006 was 150.

  The high and low last sales prices for the calendar years 2004 and 2005 as reported by Nasdaq and OTC Bulletin Board are as follows:

	2004		2005

	HIGH	LOW	HIGH	LOW
First Quarter	$2.30	$1.76	$0.65	$0.24
Second Quarter	$2.14	$1.50	$0.55	$0.25
Third Quarter	$1.80	$0.41	$0.30	$0.23
Fourth Quarter	$0.83	$0.34	$0.40	$0.17

  We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future, except as required pursuant to our Preferred Stock agreements from legally available funds, if any.

  Recent Sales of Unregistered Securities-

  In February of 2004, we entered into an agreement with a group of lenders in order to secure an extension of a 2003 debt financing, whereby Guided Therapeutics, Inc. (GT), would be required to issue warrants exercisable for an aggregate of 5% of GT subsequent to an initial financing of GT (if any). Guided Therapeutics, Inc. is a wholly owned subsidiary formed to facilitate the separate financing of our cervical cancer business, however no assets have been transferred to GT and no value has been ascribed to these warrants and the warrants have not been issued.

  We issued warrants to purchase shares of our Guided Therapeutics subsidiary to a group of lenders pursuant to a $1.5 million loan on February 2, 2006. These warrants were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respiroincs in 2003. We attempted to commercialize a diabetes screening instrument with Roche and a glucose monitoring product with Abbott Laboratories. We also conducted a joint venture with Welch Allyn related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2005, we have an accumulated deficit of about $62.3 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2003, a majority of our product line revenues came from our BiliChek product line, which we sold in March 2003. For 2004 and 2005, a majority of our revenues came from our SimpleChoice insulin delivery product and research contract revenue. We expect that the majority of our revenue in 2006 will be derived from sales of our SimpleChoice insulin delivery products. Our other products for glucose monitoring and cervical cancer detection are still in development.

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

  Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories, if necessary.

  RESULTS OF OPERATIONS

  Comparison of 2005 and 2004

  General. Loss attributable to common stockholders decreased to about $2.6 million or $0.22 per share in 2005 from about $14.4 million or $1.26 per share in 2004. A significant portion of the 2004 loss was a result of financing activity and a charge for the impairment of intangible assets. During 2004, we recognized a deemed dividend of $4.6 million from issuance of shares of our series A convertible preferred stock.  We also recognized $871,000 in interest expense for the value of the warrants issued in conjunction with a bridge loan in 2004.   We recognized an expense of  $3.2 million in 2004 for the impairment of intangible assets related to our SimpleChoice business.  In comparison, during 2005, we recognized a gain of $2.6 million on gain of sale of our BiliChek line related to our infant jaundice business, as compared to $1.1 million recognized in 2004.

  We expect net losses to continue. We have no agreements that provide for additional milestone revenue for the foreseeable future and we no longer will be receiving any additional amounts for the sale of our BiliChek line, so we are dependent upon the growth of product revenue to provide funding for both the SimpleChoice product line as well as our development programs. It is possible that our product revenue will not meet our expectations. If this were to happen, future net losses could increase as a result of spending increases necessary to complete research, development and clinical trials of our products, begin sales and marketing efforts and establish manufacturing capabilities. This would delay some of our product development activities. In addition, we expect net losses to continue as we begin sales and marketing efforts and establish marketing capabilities for our SimpleChoice product line.

  Revenue and Cost of Product Sales. Total revenues decreased slightly to about $983,000 in 2005 from about $1.1 million in 2004. The decrease was due to the reduction in revenue from contracts from the National Institute on Alcohol Abuse and Alcoholism (NIAAA), which decreased by $269,000 when compared to the 2004 period. SimpleChoice revenue increased to $727,000 for 2005 from about $560,000 in 2004. Cost of sales increased to about $1.4 million in 2005 from about $1.1 million in 2004. Cost of sales was higher by $452,000 due to an increase in product sales of our SimpleChoice product line and increased cost of production expenses in 2005 of $200,000, offset by a decrease in contract costs of $163,000. The cost of sales include production department overheads of $464,000 and $664,000 for 2004 and 2005, respectively.

  Research and Development Expenses. Research and development expenses decreased to about $2.0 million in 2005 from about $3.6 million in 2004 due to a decrease of about $800,000 in expenses related to our continuous glucose monitoring project, a decrease of about $458,000 in development expense related to our SimpleChoice products, and $383,000 in expenses related to our cancer detection technology, primarily due to reimbursements from the National Cancer Institute of about $1.2 million. We expect research and development expenses to decrease in the future based upon lower expected expenditures on our glucose monitoring and cervical cancer programs, and continued expenditures as we develop our SimpleChoice insulin delivery products and also due to reimbursements from the NCI grants.

  Sales and Marketing. Sales and marketing expenses decreased to $463,000 in 2005 as compared to $679,000 in 2004. The decrease in expense was due to a lower salary expense of $122,000 and lower promotion and advertising expenses of $70,000. We expect sales and marketing expenses to increase in the future as we expand our marketing and sales activities for our SimpleChoice product line in support of the product launches expected to occur in 2006.

  General and Administrative Expense. General and administrative expense decreased to about $1.5 million in 2005 from about $1.9 million in 2004. The significant reductions were in lower salary expense ($110,000), lower attorney fees ($87,000), and lower rent expense ($124,000).

  Net Interest Expense and Other Income. Net interest expense in 2005 was $177,000 as compared to $920,000 in 2004. The decrease is primarily due to the recognition of interest expenses of $871,000 relating to the warrants issued in conjunction with the bridge loan financing during the first quarter of 2004.

  Gain on Sale of BiliChek Product Line. Gain on sale of the BiliChek product line increased to $2.6 million in 2005 from $1.1 million in 2004 as the company settled its remaining potential earnout to Respironics.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At December 31, 2005, we had cash of approximately $313,000 and negative working capital of approximately $6.1 million.

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

  Our major cash flows in the year ended December 31, 2005 consisted of cash out-flows of $3.5 million from operations (including $2.1 million of net loss), and an addition of $68,000 to property and equipment and $3.6 million cash in flow from the sale of the BiliChek product line.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2.5 million, to be spent over two years, from the NCI for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in earnout payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earnout in the first quarter of 2004 for performance during 2003 and we have received approximately $1.0 million of earnout in 2005 for performance during 2004. We received an additional $2.6 million for the remainder of potential earnout in 2005. No more earnout will be paid to us.

  On February 3, 2006, our subsidiary, Guided Therapeutics, Inc., obtained a $1.5 million loan, made by about a dozen investors.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by Guided Therapeutics to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of Guided Therapeutics.  SpectRx continues to seek separate funding for Guided Therapeutics.  The interest rate on the notes is 10% per annum and the notes will mature on August 2, 2006, or the sooner occurrence of a Guided Therapeutics financing.  If an additional financing occurs prior to repayment of the notes, the investors will collectively receive warrants to purchase less than 5% of Guided Therapeutics' common stock.

  On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note is 15% per annum and the note will mature on August 2, 2006.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through June 2006, excluding any amounts due on redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that to complete our pivotal trials for our cervical cancer product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

  We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital through other sources, would have a material adverse effect on our business, financial condition and results of operations.

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Shares Based Payment." The SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations is effective for the company January 1, 2006 and upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. The company has not determined the effect of the new standard on the results of its operations. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on earnings per share could change. The company has not determined whether it will adopt this accounting standard prospective, or retrospective method. See Note 6 under stock options to the consolidated financial statements for assumptions used by management in calculating the fair value of employee stock options.

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the company's financial statements.

  In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement will not have a material effect on our financial statements.

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

  Impairment of Long-Lived Assets

  In accordance with SFAS No. 144 we evaluate our long-lived assets for impairment annually or when events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We evaluate the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.   As of December 31, 2004, we had experienced delays in expanding the line of products which are covered by the patents then underlying the intangible assets.  While our projection for the sales of these products over the life of these patents is significant, the range of outcomes regarding the product introductions is highly subjective, such that the full recoverability of the carrying value of the intangible assets was questionable.  Although management believes that the SimpleChoice products continue to have substantial potential for the foreseeable future, the range of estimates of the undiscounted cash flows at that time required us to treat these assets as impaired for accounting purposes and we recorded an impairment charge of $3,211,000 for the period ended December 31, 2004

  ITEM 7. FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders

  SpectRx, Inc.

  We have audited the accompanying consolidated balance sheet of SpectRx, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in capital deficit and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectRx, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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

  /s/ Eisner LLP

  New York, New York

  March 20, 2006

  SPECTRX, INC. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEET

  DECEMBER 31, 2005

  (IN THOUSANDS EXCEPT PAR VALUE)

ASSETS	2005

CURRENT ASSETS:
Cash and cash equivalents	$313
Accounts receivable, net of allowance for doubtful accounts of $151	378
Inventories	282
Other current assets	170
Total current assets	1,143

NONCURRENT ASSETS:
Property and equipment, net	540
Other assets	67
Total noncurrent assets	607
TOTAL ASSETS	$1,750

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$683
Accrued liabilities	1,094
Redeemable convertible stock and accrued dividends in default	3,119
Redeemable convertible stock	1,994
Notes payable	381
Total current liabilities	7,271

LONG TERM LIABILITIES
Dividends payable - Series A	646
TOTAL LIABILITIES	7,917

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 489 shares issued and outstanding (liquidation preference $7,330)	4,559
Common stock, $.001 par value; 50,000 shares authorized, 11,785 shares
issued, 11,738 shares outstanding and (508 issuable)	12
Additional paid-in capital	51,689
Treasury stock, at cost	(104)
Deferred compensation	(4)
Accumulated deficit	(62,319)
TOTAL CAPITAL DEFICIT	(6,167)
TOTAL LIABILITIES AND CAPITAL DEFICT	$1,750

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

  (In Thousands Except Per Share Data)

	2004	2005
REVENUE:

Product sales	$1,073	$983
Cost of product sales	1,109	1,426
Gross Loss	(36)	(443)

COSTS AND EXPENSES:
Research and development	3,618	2,031
Sales and marketing	679	463
General and administrative	1,865	1,525
Impairment of intangible assets	3,211	0
Gain on sale of BiliChek product line	(1,090)	(2,569)
	8,283	1,450
Operating loss	(8,319)	(1,893)

INTEREST EXPENSE, net	(920)	(177)
NET LOSS	(9,239)	(2,070)

PREFERRED STOCK DIVIDENDS	(559)	(494)
DEEMED DIVIDEND ON SERIES A PREFERRED	(4,559)	0
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,357)	$(2,564)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(1.26)	($0.22)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,393	11,726

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

  (In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	TOTAL
BALANCE, December 31, 2003	100	$1,245	11,366	$11	$48,335	$(95)	$(69)	$(51,010)	$(1,583)
Dividends	0	60	0	0	0	0	0	0	60
Amortization of deferred comp.	0	0	0	0	0	0	37	0	37
Employee stock purchase plan	0	0	36	0	23	0	0	0	23
Options issued for services	0	0	0	0	4	0	(10)	0	(6)
Exercise of stock options	0	0	16	0	27	0	0	0	27
Issuance of warrants	0	0	0	0	870	0	0	0	870
Shares received for exercise of stock options	0	0	0	0	0	(9)	0	0	(9)
Dividends on preferred stock	0	0	0	0	(559)	0	0	0	(559)
Issuance of Series A preferred Stock and warrants	489	4,559	0	0	2,125	0	0	0	6,684
Conversion of preferred stock into common stock	(100)	(1,305)	139	1	1,304	0	0	0	0
Net loss	0	0	0	0	0	0	0	(9,239)	(9,239)
BALANCE, December 31, 2004	489	4,559	11,557	12	52,129	(104)	(42)	(60,249)	(3,695)
Amortization of deferred comp.	0	0	0	0	0	0	38	0	38
Employee stock purchase plan	0	0	73	0	18	0	0	0	18
Options issued for services	0	0	0	0	2	0	0	0	2
Exercise of stock options	0	0	108	0	23	0	0	0	23
Modification of warrants	0	0	0	0	11	0	0	0	11
Dividends on preferred stock	0	0	0	0	(494)	0	0	0	(494)
Conversion of preferred stock into common stock	0	0	0	0	0	0	0	0	0
Net Loss	0	0	0	0	0	0	0	(2,070)	(2,070)

BALANCE, December 31, 2005	489	$4559	11,738	$12	$51,689	$(104)	$(4)	$(62,319)	$(6,167)

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

  (In Thousands)

	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,239)	$(2,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of BiliChek product line	(1,090)	(2,569)
Depreciation and amortization	442	76
Loss on retirement of property and equipment	0	25
Amortization of deferred compensation	37	38
Impairment of intangible assets	3,211	0
Issuance of options and warrants for services and debt	795	13
Changes in operating assets and liabilities:
Accounts receivable	505	(73)
Inventories	(125)	81
Other current assets	1,047	33
Other assets	(83)	16
Accounts payable	(267)	117
Accrued liabilities	(647)	806
Total adjustments	3,825	(1,437)
Net cash provided by (used in) operating activities	(5,414)	(3,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BiliChek product line	0	3,600
Additions to property and equipment	(205)	(68)
Net cash (used in) provided by investing activities	(205)	3,532
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	28	41
Proceeds from (repayment of) notes payable	(17)	0
Issuance of Series A preferred stock and warrants	5,766	0
Amounts paid on redeemable convertible preferred stock	(300)	0
Proceeds from issuance of notes payable	0	137
Payments of notes payable	0	(137)
Net cash provided by financing activities	5,477	41
NET CHANGE IN CASH AND CASH EQUIVALENTS	(142)	66
CASH AND CASH EQUIVALENTS, beginning of year	389	247
CASH AND CASH EQUIVALENTS, end of year	$247	$313
CASH PAID FOR:
Interest	$33	$0
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends in the form of preferred stock and redeemable convertible preferred stock	$278	$494
Series A preferred stock dividends payable	$281	$646

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  DECEMBER 31, 2004 AND 2005

  1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

  SpectRx, Inc., together with its wholly-owned subsidiaries, Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and Guided Therapeutics, Inc., ("Guided Therapeutics") (collectively the "Company"), each a Delaware corporation, is a medical technology company developing and providing products for the diabetes and non-invasive diagnostic markets. The Company uses its technologies to develop insulin delivery products, minimally-invasive fluid sampling procedures, and cervical cancer detection products. The Company's products are based upon a variety of proprietary technologies. The technologies employed in its insulin delivery products, including those under development, are designed to deliver insulin more comfortably and effectively to people who have diabetes. The Company's products in development for glucose monitoring and cervical cancer detection are based upon its proprietary biophotonic technologies.

  On March 6, 2003, SpectRx sold the assets related to its infant jaundice detection products to Respironics, Inc. ("Respironics"), its former collaborative partner in these products (see Note 4).

  On November 6, 2003, the Company established a subsidiary, Guided Therapeutics, to be used to develop its cancer detection technology.

  Basis of Presentation

  The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception, and, as of December 31, 2005, it had an accumulated deficit of approximately $62.3 million. Through December 31, 2005, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations and achieve profitability. The Company intends to market its insulin delivery products directly to distributors and other customers. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least 2006 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Going Concern

  The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2005, the Company's current liabilities exceeded current assets by approximately $6.1 million and it has a capital deficit due principally to its recurring losses from operations. The Company is in default on payments due under its settlement with Abbott regarding its redeemable preferred stock agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels to those supportable by available funding. Under certain circumstances, the Company may have to curtail its Sterling (d/b/a SimpleChoice) operations and only pursue activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. Management is working to obtain additional funds through assets sales, debt or equity financings and collaborative partnerships. Management believes those funds along with funds from anticipated Sterling (d/b/a SimpleChoice) sales will be sufficient to support planned operations through December 31, 2006. However, there can be no assurance that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

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

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of SpectRx and its wholly owned subsidiaries, Sterling (d/b/a SimpleChoice) and Guided Therapeutics. All significant intercompany balances and transactions have been eliminated.

  Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

  Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, 2005 (in thousands):

Raw materials	$109
Finished goods	173
$282

  Advertising Costs

  All advertising costs are expensed as incurred. Approximately$67,000 and $45,000 were charged to advertising expense for the years ended December 31, 2004, and 2005, respectively.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2005 (in thousands):

Equipment	$2,249
Furniture and fixtures	282
2,531
Less accumulated depreciation	(1,991)
Property and equipment, net	$540

  Goodwill and Other Intangible Assets

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which became effective on January 1, 2002. Under the new rules, goodwill and intangible assets with indefinite useful lives are not subject to amortization but will be subject to a periodic impairment assessment (at a minimum annually) by applying a fair-value-based test. Separate intangible assets that do not have an indefinite useful life will continue to be amortized over their useful lives (see Note 3).

  Patent Costs (Principally Legal Fees)

  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $297,000 and $180,000 in 2004 and 2005, respectively.

  Clinical Trials

  Costs associated with internal and contracted clinical trials are expensed as incurred as research and development expenses.

  Accounts Receivable

  There were no significant concentrations of credit risk in 2005. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectible.

  Accrued Liabilities

  Accrued liabilities are summarized as follows at December 31, 2005 (in thousands):

Accrued compensation	$487
Rent	123
Other accrued expenses	484
Accrued liabilities	$1,094

  Revenue Recognition

  The Company records revenue from product sales at the time the product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenue is recorded, which includes all shipping and handling costs, and recognized only when the Company has no significant future performance obligation or we and the collaborative partner agree that a milestone has been achieved. Revenue from collaborative agreements is recorded when performance targets have been met. In the past, we received funds from collaborative agreements in two forms - milestone payments based upon achieving certain performance targets and reimbursement of research and development expenses. Milestone payments are recorded as revenue and payments for expense reimbursement are recorded as a reduction of expense not revenue. Although some of the Company's products have expiration dates, the Company has not had to issue any credits or allowances.

  If the collectability of assets received for product sales, services, milestone or license fees is doubtful, the revenues are recognized on the basis of cash received. The Company has relied upon Staff Accounting Bulletin ("SAB") 101 and SAB 104 for its recognizing revenue and related costs.

  Research and Development

  Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties. All research and development costs are expensed as incurred. Research and development expense reimbursements are offset against expenses.

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

  Stock Based Compensation

  In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

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

  The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands):

	Years Ended December 31,
	2004	2005
Net loss attributable to common stockholders, as reported	$(14,357)	($2,564)
Add: Total stock based compensation expense included in the reported net loss	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(330)	(218)
Proforma net loss attributable to common stockholders	$(14,687)	$(2,782)
Net loss attributable to common stockholders per share:
Basic & Diluted - as reported	$(1.26)	$(0.22)
Basic & Diluted - pro forma	$(1.29)	$(0.24)

  Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Shares Based Payment." The SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations is effective for the company January 1, 2006. The company has not determined the effect of the new standard on the results of its operations. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on earnings per share could change. The company has not determined whether it will adopt this accounting standard prospective, or retrospective method. See Note 6 under stock options to the consolidated financial statements for assumptions used by management in calculating the fair value of employee stock options.

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the company's financial statements.

  In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that does not include an impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement will not have a material effect on our financial statements.

  3. IMPAIRMENT LOSS

(In thousands)	Goodwill	Patents	Total
Balance at January 1, 2004	$57	$3,469	$3,526
Amortization recorded	0	(315)	(315)
Impairment loss	(57)	(3,154)	(3,211)
Balance at December 31, 2004	$0	$0	$0

  The Company evaluates the recoverability of its long-lived assets not held for sale by measuring the carrying cost against the undiscounted future cash flows associated with them. The Company tested its intangible assets for impairment as of December 31, 2004. The Company has experienced delays in expanding the line of products which are covered by the patents underlying the intangibles. While the projected sales of these products over the life of these patents is significant, the range of outcomes regarding the cash flow assumptions attributable to the product introductions is highly subjective. Accordingly, the Company wrote off all the goodwill and remaining unamortized patent cost based on estimated fair value in 2004.

  4. SALE OF ASSETS

  On March 6, 2003, the Company sold its BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics, Inc., pursuant to an asset sale agreement. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of product development work, and up to an additional $6.25 million to be paid based upon the incremental sales of certain disposable BiliChek products over the next five years and upon the achievement of certain sales thresholds on an annual and cumulative basis over the next four years. The Company recognized a gain on the sale of assets to Respironics of $4.2 million during 2003. The Company recognized a gain of $1.1 million in 2004. In 2005, the Company entered into an agreement with Respironics whereby for $1.5 million, Respironics was released from making any additional payments for the BiliChek line.

  5. STOCKHOLDERS' EQUITY

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

  Preferred Stock

  The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

  The board of directors has designated 525,000 shares of the preferred stock as redeemable convertible preferred stock.

  In November 1999, Abbott Laboratories, Inc. ("Abbott") subscribed to 525,000 shares of Redeemable Convertible Preferred Stock for consideration of $5,250,000 of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

  Dividends on the Abbott shares is payable in cash and accrue at the rate of $.60 per share per annum. Upon conversion, the Company, at its option, may pay accrued dividends in shares of common stock. During the years ended December 31, 2004 and 2005, the Company accrued dividends of $278,000 and $368,000, respectively. The preferred shares, together with any accrued but unpaid dividends, are convertible into common shares at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and any shares still outstanding were to automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

  In September 2001, the Company entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its Redeemable Convertible Preferred Stock plus the related accrued but unpaid dividends. On December 31, 2004, these were automatically converted into 139,007 shares of common stock at $9.39 per share.

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

  Dividends are accrued on the non-redeemable preferred stock at a rate of 6% per year and are included in the current portion of redeemable stock in the accompanying consolidated balance sheet.

  On December 31, 2004, the preferred stock held by Abbott automatically converted into 506,098 common shares. The company has not issued these shares, however, the company believes that Abbott has the voting rights on these shares.

  The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Note 8) and the payments of "outstanding accrued dividends" and "redemption" under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment.

  On February 17, 2005, the Company initiated litigation against Abbott Laboratories relating to a dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement.

  In connection with this matter, the Company has not paid $3.1 million of the amounts due through 2005.

  Series A Convertible Preferred Stock

  The Company has outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share, held by 28 holders as of December 31, 2005. The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. The dividend is accrued until March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefore.

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

  In connection with the series A convertible preferred stock issuance, on March 26, 2004  noteholders, at the request of the Company, exchanged $1.0 million of notes payable into series A convertible preferred stock.

  Stock Options

  The Company's 1995 Stock Plan (the "Plan"), as amended, provides a total of 3,128,754 shares of common stock, of which a total of 119,236 shares remain available at December 31, 2005. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant

  In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At December 31, 2005, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between SpectRx and Sterling Medivations.

  At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Plan to increase the amount of options available by 1,000,000 options.

  On November 1, 2005, the Company's Board of Directors approved an amendment to the Plan to increase the amount of options available for grant by 599,000 options, subject to shareholder approval within one year.

  Stock option activity for each of the two years ended December 31 is as follows:

	Number of Options (including shares under the Sterling Plan)	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2003	1,594,089	$4.53
Granted	177,000	1.00
Exercised	(11,300)	1.64
Cancelled	(159,110)	6.95
Outstanding, December 31, 2004	1,600,679	$3.94
Granted	1,624,000	0.25
Exercised	(108,467)	0.21
Cancelled	(100,604)	4.35
Outstanding, December 31, 2005	3,015,608	$2.09

  The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.23 - $ 0.26	1,602,000	$ 0.25	9.81	443,207	$ 0.25
$ 0.34 - $ 0.70	326,503	$ 0.59	3.04	278,554	$ 0.63
$ 1.10 - $ 4.46	414,044	$ 1.78	6.39	335,318	$ 1.83
$ 5.00 - $ 9.00	598,300	$ 6.91	2.06	580,589	$ 6.89
$ 10.13 - $ 16.50	74,761	$ 11.17	4,42	74,761	$ 11.17
Total	3,015,608	$ 2.09	6.94	1,712,429	$ 3.35

  In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of December 31, 2005, 6,090 of these shares have not been exercised.

  The Company has elected to account for its stock-based compensation plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," however, the Company has computed for pro forma disclosure purposes the value of all options granted for the years ended December 31, 2004 and 2005, using the Black-Scholes option pricing model as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," and using the following weighted average assumptions used for grants in 2004 and 2005.

	2004	2005
Risk-free interest rate	3.33%	4.67%
Expected dividend yield	0%	0%
Expected lives	4 years	4 years
Expected volatility	101%	128%

  During the year ended December 31, 2004, the Company recorded as deferred compensation, $10,000 in connection with non- qualified options to purchase 31,000 shares of common stock issued to a consultant. These options were issued in exchange for services to be provided. Approximately $357 and $6,212 was expensed in 2004 and 2005, respectively, relating to these options.

  Company shares reserved as of December 31, 2005 are as follows:

Common Shares
Options issued and outstanding under employee incentive plans	3,015,608
Options available under employee incentive plans	119,236
Shares under employee stock purchase plan	16,345
Warrant	6,501,153
Conversion of preferred shares	4,886,690
Total	14,539,102

  Employee Stock Purchase Plan

  The Company has adopted an employee stock purchase plan under which the Company may issue up to 214,286 shares of common stock. Eligible employees may use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 2005, there were 16,345 shares available for future issuance under this plan. During the year ended December 31, 2005, the Company sold 72,365 shares valued at $18,000, based upon 85% of market value as described under the provisions of the plan, which amount was included in stockholders' equity.

  6. INCOME TAXES

  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2005, the Company had NOL) carryforwards of approximately $6.2 million available to offset its future income tax liability. The NOL carryforwards begin to expire in 2008. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and have not determined if the company has had any change of control issues that could limit the future use of NOL.

  Components of deferred taxes are as follows at December 31 (in thousands):

	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$21,135	$23,576
Deferred tax liabilities:
Intangible assets and other	(2,269)	(1,898)
	18,866	21,678
Valuation allowance	(18,866)	(21,678)
	$0	$0

  The following is a summary of the items, which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2004	2005
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	0	0
Valuation allowance	(38)	(38)
	0%	0%

  7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

  Future minimum rental payments at December 31, 2005 under non-cancellable operating leases for office space and equipment that expire in 2009 are as follows ($ in thousands):

2006	$274
2007	281
2008	266
2009	269
2010	0

  Rental expense was $339,000 and $230,000 in 2004 and 2005, respectively.

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

  On February 17, 2005, the Company initiated litigation against Abbott Laboratories relating to the dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company has not paid $0.9 million of the amount due in 2004, or the $1.8 million due in 2005. These amounts have been shown as a current liability.

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement (see Note 5) which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005,we entered into a settlement agreement with Respironics resolving the matter. On October 27, 2005, we entered into a payment settlement agreement and mutual releases with Respironics, whereby we received $1.5 million from Respironics and we also were released from the prepayment of a prior $1.3 million advance, which included $275,000 from settlement of the patent infringement matter by Respironics. Under the agreement, we will not receive any further payments from Respironics and none of the previous advances from Respironics will be repaid.

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

  In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times associated with the diabetes screening instrument from Roche. Neither the Company, or Roche, are currently conducting any activities related to this product, and there was no development activity on this product during 2004 or 2005. There have been no commercial sales of this product to end users.

  Grants

  In July 2001, the Company received a Small Business Innovation Research ("SBIR") grant from the NCI for $130,000 to partially support clinical trials for the Company's cervical cancer detection program. In February 2003, the Company received an additional $1.3 million SBIR Phase II grant from the NCI to partially support FDA pivotal clinical trials for the Company's cervical cancer program. No more funds are available under this February 2003 grant.   In August 2004, the Company received an additional $1.1 million SBIR "fast track," combined Phase I and Phase II grant from the NCI to support product development in preparation for commercialization.  As of December 31, 2005, $256,000 remained available under this August 2004 grant.

  The Company received grants related to glucose monitoring from the U.S. Centers for Disease Control and Prevention. The Company received funding of $412,000 in 2002, $122,000 in 2003 and $0 in 2004 and 2005 to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The primary studies under this grant took place at the Barbara Davis Center in Denver, Colorado.

  The Company files for reimbursement of the expenses incurred for activities conducted under the grant on a routine basis. All funds received from grants are recorded as reductions in Research & Development expenses on the Company's statements of operations.

  Contracts

  The Company has received contracts from the NIAAA and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor, respectively, based upon the Company's interstitial fluid collection technology. The NIAAA contract runs for two years, and can be extended for an additional three years at their option. The Company has been notified that it has received an extension for 2005 and was notified in March of 2006 that the NIAAA plans to extend the contract further. The Company recognized $331,000 and $195,000 of revenue upon completion of certain activities specified under the contract during 2004 and 2005, respectively.

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

  The Company generally is required to make minimum royalty payments for the exclusive license to develop certain technology. In accordance with the renegotiation of the license for the glucose monitoring technology in 2001, the minimum required payment to Altea Technology, Inc. was reduced to $300,000 per year, starting in 2005, to maintain this license. The Company has not had any significant sales of products covered by this license, however additional amounts will be due upon the Company achieving significant sales.

  We were required to make advances on royalty payments in 2002, during 2004 and 2005, the Company recognized royalty expense of $1,080,000 and $336,000, respectively, which has been recorded as research and development expense.

  Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

  9. BUSINESS CONCENTRATION INFORMATION

  The Company operates in one business segment, medical products. During fiscal years 2004 and 2005, total product revenue was $1,073,000 and $983,000, respectively, related primarily to a combination of SimpleChoice and contract revenue in 2004. The Company had exclusively licensed the right to distribute the infant jaundice product within the United States and Canada to Respironics prior to its sale in March 2003 to them. The Company distributed the product outside the United States and Canada through a diverse group of foreign distributors. All sales are payable in United States dollars. Product revenue attributable to countries based on the location of the customer is as follows (in thousands):

	2004	2005
United States and Canada	$1,073	$638
Europe	0	308
Latin America	0	14
Other	0	23
Total	$1,073	$983

  As of December 31, 2005, SpectRx had tooling assets of $134,000 in the People's Republic of China, $82,000 in Mexico, $147,000 in Costa Rica, and $107,000 in the United States for the production of SimpleChoice parts and assembled devices at our contract manufacturers facilities.

  10. NOTES PAYABLE

  The Company issued as additional consideration for the notes to purchase warrants, 635,000 and 0 shares of common stock with a fair value of $871,000 and $11,000, as determined using the Black-Scholes option pricing model, and such amounts were charged to interest expense in 2004 and 2005, respectively.

  11. SUBSEQUENT EVENTS

  On February 3, 2006, our subsidiary, Guided Therapeutics, Inc., obtained a $1.5 million loan, made by about a dozen investors.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors.  Proceeds of the loan are being used by Guided Therapeutics to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of Guided Therapeutics.  SpectRx continues to seek separate funding for Guided Therapeutics.  The interest rate on the notes is 10% per annum and the notes will mature on August 2, 2006, or the sooner occurrence of a Guided Therapeutics financing.  If an additional financing occurs prior to repayment of the notes, the investors will collectively receive warrants to purchase less than 5% of Guided Therapeutics' common stock.

  On February 27, 2006, SpectRx borrowed $400,000 through a note purchase and security agreement.   The interest rate on the note is 15% per annum and the note will mature on August 2, 2006.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

  ITEM 8A. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2005.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION

  Not applicable.

  PART III

  Certain information required by Part III is omitted from this Report on Form 10-KSB in that the registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the registrant's 2006 Annual Meeting of Stockholders to be held on May 25, 2006, and certain information included therein is incorporated herein by reference.

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement is hereby incorporated by reference. Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers as of March 31, 2006:

NAME	AGE	POSITION
Mark A. Samuels	48	Chairman, chief executive officer and chief financial officer
William D. Arthur, III	54	President, chief operating officer and secretary
Mark L. Faupel	50	Executive vice president and chief technical officer
Richard L. Fowler	49	Senior vice president engineering
Walter J. Pavlicek	59	Vice president operations
Siraj Noorani	32	Chief accounting officer and controller

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

  Mark L. Faupel, Ph.D. has served as our executive vice president and chief technical officer since April 2001. Prior to that he served as our vice president of research and development from August 1998 to April 2001. Dr. Faupel joined us on February 2, 1998 in the capacity of vice president, new product development. Prior to that time, Dr. Faupel was an independent consultant to us and other firms in cancer research. From 1987-1997, Dr. Faupel held various positions with Biofield Corporation, a medical device company in the area of breast cancer detection, a firm, which he co-founded and served as vice president, director of science and vice president, research and development.

  Richard L. Fowler has served as our senior vice president of engineering since August 2002. He also served as vice president of technology assessment from August 2000 until August 2002, and our vice president of engineering when he joined us in February 1996. Prior to that time, Mr. Fowler worked for Laser Atlanta Optics, Inc., where he held the positions of president and chief executive officer from August 1994 to February 1996. As vice president of engineering for Laser Atlanta Optics from 1992 to 1994, Mr. Fowler managed the development of three laser sensor products. Mr. Fowler earned a B.S. in Electrical Engineering from University of Texas.

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

  Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,515,608	$2.45	20,236
Equity compensation plans not approved by security holders	500,000	$0.26	99,000
TOTAL	3,015,608	$2.09	119,236

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

  EXHIBIT INDEX

  EXHIBIT

EXHIBIT NO.	DESCRIPTION
3.1A(2)	Certificate of Incorporation, as amended.
3.1B(7)	Certificate of Designations for Redeemable Convertible Preferred Stock.
3.1C(12)	Certificate of Designations for Series A Preferred Stock.
3.2A(22)	Amended Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2A(12)	Form of Warrant 1
4.2B(12)	Form of Warrant 2
4.2C(8)	Form of Common Stock Warrant.
4.3(12)	Registration Rights Agreement, dated March 26, 2004.
4.4A(13)	Warrant Agreement, dated as of August 8, 2005, by and among SpectRx and the individuals listed on Exhibit A attached thereto.
4.4B(14)	Form of Amended and Restated Warrant
4.4C(15)	Form of Guided Therapeutics Warrant
4.5(16)	Promissory Note dated September 6, 2005, in favor of William D. Arthur, III.
4.5(17)	Promissory Note dated October 5, 2005, in favor of Leif Bowman.
4.5(18)	Promissory Note dated October 20, 2005, in favor of Richard Fowler.
4.5(19)	Promissory Note dated October 26, 2005, in favor of William D. Arthur, III.
10.1(1)	1997 Employee Stock Purchase Plan and form of agreement thereunder.
10.2A(1)	1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
10.2B(20)	2005 Amendment to the 1995 Stock Plan, as amended.
10.4(1)	Assignment and Bill of Sale, dated February 29, 1996, between Laser Atlanta Optics, Inc. and SpectRx.
10.5(1)	Security Agreement, dated October 31, 1996, between Mark A. Samuels and SpectRx.
10.6(1)	Security Agreement, dated October 31, 1996, between Keith D. Ignotz and SpectRx.
10.7A(1)*	License Agreement, dated May 7, 1991, between Georgia Tech Research Corporation and Laser Atlanta Optics, Inc.
10.7B(1)	Agreement for Purchase and Sale of Technology, Sale, dated January 16, 1993, between Laser Atlanta Optics, Inc. and SpectRx.
10.7C(1)	First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and SpectRx.
10.8(1)	Clinical Research Study Agreement, dated July 22, 1993, between Emory University and SpectRx.
10.9A(1)*	Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and SpectRx.
10.9B(1)*	Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and SpectRx.
10.10(1)	Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and SpectRx.
10.11A(1)	License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.
10.11B(11)*	Amendment to License and Joint Development Agreement, dated December 30, 2001, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.
10.12A(1)*	Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and SpectRx.
10.12B(4)*	Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and SpectRx.
10.13(1)	Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical Center and SpectRx.
10.14A(1)*	Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and SpectRx.
10.14B(3)*	Letter Agreement, dated December 22, 1997, between Abbott Laboratories and SpectRx.
10.14C(6)*	Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.
10.14D(9)*	Fourth Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.
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

10.20(11)	Asset Sale Agreement, dated March 6, 2003, between SpectRx and Respironics.
10.21(12)	Securities Purchase Agreement dated March 26, 2004 among SpectRx, Inc. and the purchasers listed on Schedule I.
10.22(21)	Payment Settlement Agreement and Mutual Releases, dated October 27, 2005, by and between Respironics, Inc. and SpectRx.
10.23(22)	Promissory Notes, dated February 2, 2006, between Guided Therapeutics, Inc. and various investors.
10.24(22)	Security Agreement, dated February 2, 2006, between Sterling Medivations, Inc. and various investors.
10.25(22)	Note purchase agreement, dated February 27, 2006, between SpectRx, Inc. and investor.
10.26(22)	Security Agreement, dated February 27, 2006, between SpectRx, Inc. and investor.
16.2	Letter Re: Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed October 24, 2003).
23.1(22)	Consent of Eisner LLP.
24.1	Power of Attorney (included on signature page).
31(22)	Rule 13a - 14(a) / 15d - 14(a) Certification.
32(22)	Section 1350 Certification.

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

  13. Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K, filed June 29, 2005.

  14. Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed June 29, 2005.

  15. Incorporated by reference to Exhibit 4.3 filed with the Registrant's Current Report on Form 8-K, filed June 29, 2005.

  16. Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K, filed September 12, 2005.

  17. Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K, filed October 12, 2005.

  18. Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed October 26, 2005.

  19. Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed November 1, 2005.

  20.Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed November 1, 2005.

  21.Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K, filed June 3, 2005.

  22. Filed herewith.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information under the caption "Independent Registered Public Accounting Firm" in our proxy statement is hereby incorporated by reference.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2006.

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

DATE	SIGNATURE	TITLE
April 17, 2006	/s/ Mark A. Samuels Mark A. Samuels	Chairman, Chief Executive Officer, Chief Financial Officer & Director (Principal Executive Officer)

April 17, 2006	/s/ William D. Arthur, III William D. Arthur, III	President, Chief Operating Officer and Secretary

April 17, 2006	/s/ William E. Zachary	Director
William E. Zachary

April 17, 2006	/s/ Christopher F. Monahan	Director
Christopher F. Monahan

April 17, 2006	/s/ John E. Imhoff	Director
John E. Imhoff

  Exhibit 23.1

  CONSENT OF INDEPENDENT REGISTERED PUBLIC

  ACCOUNTING FIRM

  We consent to the incorporation by reference in the registration statements on Form S-8 (Registration Nos. 333-63758, 333-81326 and 333-128082) of our report dated March 30, 2006 which includes an explanatory paragraph as to going concern on our audit of the consolidated financial statements of SpectRx, Inc. and its subsidiaries as of December 31, 2005 and for years ended December 31, 2004 and 2005 included in the 2005 annual report on Form 10-KSB.

  /s/ Eisner LLP

  New York, New York

  April 14, 2006

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

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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
Date: April 17, 2006	/s/ Mark A. Samuels Mark A. Samuels Chief Executive Officer and Chief Financial Officer

  Exhibit 32

  SECTION 1350 CERTIFICATION

  In connection with the Annual Report of SpectRx, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Samuels, Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: April 17, 2006

  /s/ MARK A. SAMUELS

  Name: Mark A. Samuels

  Title: Chief Executive Officer and Chief Financial Officer