Form 10KSB/A
period 2005-12-31
SPECTRX INC
filed 2006-04-28
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

  Our Non-invasive Cervical Cancer Detection Product

  We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The intended design is expected to identify cancers and precancers painlessly, non-invasively and at the point-of-care by shining light onto the cervix, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. This feature of our system also could allow doctors to make intelligent choices in selecting biopsy sites and could be expanded for use in assisting the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, the cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component similar to those we developed and manufactured for our former infant jaundice product, the BiliChek™, which was sold in 2003. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch our cervical cancer detection product first in the developed countries of Europe in tandem with procuring FDA approval in the U.S.

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

  INFANT JAUNDICE

  Our first commercial product, the BiliChek system for non-invasive detection of jaundice in infants, was introduced in 1998. The infant jaundice product was originally developed under a collaborative agreement with Respironics, which also granted Respironics an exclusive license to market and sell the product line in the United States and Canada. In March 2003, we announced that we had sold the assets related to the infant jaundice products to Respironics. Under the terms of the Asset Sale Agreement, we were to receive ongoing payments from the sale of the disposable element of the product line, trademarked the BiliCal, over the base amount of unit sales to distributors sold in 2002 for a period not to exceed five years. In addition, we could have received earnout payments based upon certain revenue achievements of the sales of infant jaundice products by Respironics over the four years following the sale. We also provided some engineering work to Respironics and received a $1.0 million payment in the fourth quarter of 2003 related to the transaction. Our earnout accrual for 2004 totaled $1,030,000. In October of 2005, we completed the sale of the BiliChek for $1.5 million, bringing the total amount received to approximately $9.3 million.

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

  On February 17, 2005, we initiated litigation against Abbott relating to a previously disclosed dispute over intellectual property issues, as attempts to resolve these issues through negotiations failed. We are represented in this matter under a contingency fee arrangement. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $62.7 million at December 31, 2005.

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

  GT entered into an agreement to issue warrants to purchase shares of GT subsequent to an initial financing of GT (if any), to a group of lenders pursuant to a $1.5 million loan on February 2, 2006. These warrants would be issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2005, we have an accumulated deficit of about $62.7 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  Revenue and Cost of Product Sales. Total revenues decreased slightly to about $983,000 in 2005 from about $1.1 million in 2004. The decrease was due to the reduction in revenue from contracts from the National Institute on Alcohol Abuse and Alcoholism (NIAAA), which decreased by $269,000 when compared to the 2004 period. SimpleChoice revenue increased to $727,000 for 2005 from about $560,000 in 2004. Cost of sales increased to about $1.4 million in 2005 from about $1.1 million in 2004. Cost of sales was higher by $317,000 due to an increase in product sales of our SimpleChoice product line and increased cost of production expenses in 2005, offset by a decrease in contract costs. The cost of sales include production department overheads of $464,000 and $664,000 for 2004 and 2005, respectively.

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

  Net Interest Expense and Other Income. Net interest expense in 2005 was $306,000 as compared to $1.1 million in 2004. The decrease is primarily due to the recognition of interest expenses of $871,000 relating to the warrants issued in conjunction with the bridge loan financing during the first quarter of 2004.

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

  Our major cash flows in the year ended December 31, 2005 consisted of cash out-flows of $3.5 million from operations (including $2.2 million of net loss), and an addition of $68,000 to property and equipment and $3.6 million cash in flow from the sale of the BiliChek product line.

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

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Shares Based Payment." The SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations and is effective for the company January 1, 2006 and upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We have not determined the effect of the new standard on the results of its operations. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on earnings per share could change. We have not determined whether we will adopt this accounting standard using the prospective, or retrospective method. See Note 6 under stock options to the consolidated financial statements for assumptions used by management in calculating the fair value of employee stock options.

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and waste material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the company's financial statements.

  In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. The statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement will not have a material effect on our financial statements.

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

  ITEM 7. FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders

  SpectRx, Inc.

  We have audited the accompanying consolidated balance sheet of SpectRx, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in capital deficit and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectRx, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

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

  /s/ Eisner LLP

  New York, New York

  March 20, 2006

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (As Restated)
  DECEMBER 31, 2004 AND 2005
  (IN THOUSANDS EXCEPT PAR VALUE)

ASSETS	2004	2005

CURRENT ASSETS:
Cash and cash equivalents	$247	$313
Accounts receivable, net of allowance for doubtful accounts of $11 and $151 in 2004 and 2005, respectively	1,336	378
Inventories	363	282
Other current assets	203	170
Total current assets	2,149	1,143

NONCURRENT ASSETS:
Property and equipment, net	573	540
Other assets	83	67
Total noncurrent assets	656	607
TOTAL ASSETS	$2,805	$1,750

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$566	$683
Accrued liabilities	491	1,094
Redeemable convertible stock and accrued interest and dividends in default	4,781	5,113
Notes payable	381	381
Total current liabilities	6,219	7,271

LONG TERM LIABILITIES
Dividends payable - Series A	281	646
TOTAL LIABILITIES	6,500	7,917

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 489 shares issued and outstanding (liquidation preference $7,330) in 2004 and 2005	4,559	4,559
Common stock, $.001 par value; 50,000 shares authorized, 11,604 and 11,785 shares issued in 2004 and 2005, respectively and 11,557 and
11,738 shares outstanding in 2004 and 2005, respectively	12	12
Additional paid-in capital	52,347	52,036
Treasury stock, at cost	(104)	(104)
Deferred compensation	(42)	(4)
Accumulated deficit	(60,467)	(62,666)
TOTAL CAPITAL DEFICIT	(3,695)	(6,167)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$2,805	$1,750

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005
  (In Thousands Except Per Share Data)

	2004	2005
REVENUE:

Product sales	$1,073	$983
Cost of product sales	1,109	1,426
Gross Loss	(36)	(443)

COSTS AND EXPENSES:
Research and development	3,618	2,031
Sales and marketing	679	463
General and administrative	1,865	1,525
Impairment of intangible assets	3,211	0
Gain on sale of BiliChek product line	(1,090)	(2,569)
	8,283	1,450
Operating loss	(8,319)	(1,893)

INTEREST EXPENSE, net	(1,138)	(306)
NET LOSS	(9,457)	(2,199)

PREFERRED STOCK DIVIDENDS	(341)	(365)
DEEMED DIVIDEND ON SERIES A PREFERRED	(4,559)	0
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,357)	$(2,564)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.26)	($0.22)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,393	11,726

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT (As Restated)
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005
  (In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	TOTAL
BALANCE, December 31, 2003	100	$1,245	11,366	$11	$48,335	$(95)	$(69)	$(51,010)	$(1,583)
Dividends	0	60	0	0	0	0	0	0	60
Amortization of deferred comp.	0	0	0	0	0	0	37	0	37
Employee stock purchase plan	0	0	36	0	23	0	0	0	23
Options issued for services	0	0	0	0	4	0	(10)	0	(6)
Exercise of stock options	0	0	16	0	27	0	0	0	27
Issuance of warrants	0	0	0	0	870	0	0	0	870
Shares received for exercise of stock options	0	0	0	0	0	(9)	0	0	(9)
Dividends on preferred stock	0	0	0	0	(341)	0	0	0	(341)
Issuance of Series A preferred Stock and warrants	489	4,559	0	0	2,125	0	0	0	6,684
Conversion of preferred stock into common stock	(100)	(1,305)	139	1	1,304	0	0	0	0
Net loss	0	0	0	0	0	0	0	(9,457)	(9,457)
BALANCE, December 31, 2004	489	4,559	11,557	12	52,347	(104)	(42)	(60,467)	(3,695)
Amortization of deferred comp.	0	0	0	0	0	0	38	0	38
Employee stock purchase plan	0	0	73	0	18	0	0	0	18
Options issued for services	0	0	0	0	2	0	0	0	2
Exercise of stock options	0	0	108	0	23	0	0	0	23
Modification of warrants	0	0	0	0	11	0	0	0	11
Dividends on preferred stock	0	0	0	0	(365)	0	0	0	(365)
Conversion of preferred stock into common stock	0	0	0	0	0	0	0	0	0
Net Loss	0	0	0	0	0	0	0	(2,199)	(2,199)

BALANCE, December 31, 2005	489	$4,559	11,738	$12	$52,036	$(104)	$(4)	$(62,666)	$(6,167)

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

  (In Thousands)

	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,457)	$(2,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of BiliChek product line	(1,090)	(2,569)
Depreciation and amortization	442	76
Loss on retirement of property and equipment	0	25
Amortization of deferred compensation	37	38
Impairment of intangible assets	3,211	0
Issuance of options and warrants for services and debt	795	13
Changes in operating assets and liabilities:
Accounts receivable	505	(73)
Inventories	(125)	81
Other current assets	1,047	33
Other assets	(83)	16
Accounts payable	(267)	117
Accrued liabilities	(429)	935
Total adjustments	4,043	(1,308)
Net cash (used in) operating activities	(5,414)	(3,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BiliChek product line	0	3,600
Additions to property and equipment	(205)	(68)
Net cash (used in) provided by investing activities	(205)	3,532
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	28	41
Proceeds from (repayment of) notes payable	(17)	0
Issuance of Series A preferred stock and warrants	5,766	0
Amounts paid on redeemable convertible preferred stock	(300)	0
Proceeds from issuance of notes payable from related parties	0	270
Payments of notes payable to related parties	0	(270)
Net cash provided by financing activities	5,477	41
NET CHANGE IN CASH AND CASH EQUIVALENTS	(142)	66
CASH AND CASH EQUIVALENTS, beginning of year	389	247
CASH AND CASH EQUIVALENTS, end of year	$247	$313
CASH PAID FOR:
Interest	$33	$22
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends in the form of preferred stock and redeemable convertible preferred stock	$341	$365

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

  Basis of Presentation

  The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception, and, as of December 31, 2005, it had an accumulated deficit of approximately $62.7 million. Through December 31, 2005, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations and achieve profitability. The Company intends to market its insulin delivery products directly to distributors and other customers. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least 2006 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  Restatement

  The company has restated its financial statements as of December 31, 2005 and 2004, and for each of the years then ended to reflect the reclassification of dividends accruing during each of the periods to the redeemable convertible stockholder as interest expense. For 2004 the company restated the entire amount of redeemable preferred stock as one line item in the current liabilities.

  The following tables isolate each of the restated amounts in the company's financial statements as of December 31, 2005 and 2004, and for each of the years then ended.

  Consolidated Balance Sheet as of December 31,

  (IN THOUSANDS EXCEPT PAR VALUE)

	(Before Restatement)		(After Restatement)
	2004	2005	2004	2005
CURRENT LIABILITIES:
Accounts payable	$566	$683	$566	$683
Accrued liabilities	491	1,094	491	1,094
Redeemable convertible stock and accrued interest and dividends in default	1,436	5,113	4,781	5,113
Redeemable convertible stock, current portion	1,711	0	0	0
Notes payable	381	381	381	381
Total current liabilities	4,585	7,271	6,219	7,271

LONG TERM LIABILITIES:
Redeemable convertible preferred stock and accrued interest and dividends	1,634	0	0	0
Dividends payable - Series A	281	646	281	646
TOTAL LIABILITIES	$6,500	$7,917	$6,500	$7.917

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 489 shares issued and outstanding (liquidation preference $7,330) in 2004 and 2005	$4,559	$4,559	$4,559	$4,559
Common stock, $.001 par value; 50,000 shares authorized, 11,604 and 11,785 shares issued in 2004 and 2005, respectively and 11,557 and 11,738 shares outstanding in 2004 and 2005, respectively	12	12	12	12
Additional paid-in capital	52,688	51,689	52,347	52,036
Treasury stock, at cost	(104)	(104)	(104)	(104)
Deferred compensation	(42)	(4)	(42)	(4)
Accumulated deficit	(60,808)	(62,319)	(60,467)	(62,666)
TOTAL CAPITAL DEFICIT	(3,695)	(6,167)	(3,695)	(6,167)

  Statement of Operations for the years ended December 31,

  (IN THOUSANDS EXCEPT PER SHARE DATA)
	(Before Restatement)		(After Restatement)
	2004	2005	2004	2005

Operating loss	$(8,319)	$(1,893)	$(8,319)	$(1,893)

INTEREST EXPENSE, net	(920)	(177)	(1,138)	(306)
NET LOSS	(9,239)	(2,070	(9,457)	(2,199)

PREFERRED STOCK DIVIDENDS	(559)	(494)	(341)	(365)
DEEMED DIVIDEND ON SERIES A PREFERRED	(4,559)	0	(4,559)	0
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,357)	$(2,564)	$(14,357)	$(2,564)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.26)	$(0.22)	$(1.26)	$(0.22)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,393	11,726	11,393	11,726

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

  Revenue Recognition

  The Company records revenue from product sales at the time the product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenue is recorded, which includes all shipping and handling costs, and recognized only when the Company has no significant future performance obligation or we and the collaborative partner agree that a milestone has been achieved. Revenue from collaborative agreements is recorded when performance targets have been met. In the past, we received funds from collaborative agreements in two forms - milestone payments based upon achieving certain performance targets and reimbursement of research and development expenses. Milestone payments are recorded as revenue and payments for expense reimbursement are recorded as a reduction of expense not revenue. Although some of the Company's products have expiration dates, the Company has not had to issue any credits or allowances for expired products to date, as no related expense has been incurred.

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

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123R, "Shares Based Payment." The SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations and is effective for the company January 1, 2006 and upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We have not determined the effect of the new standard on the results of its operations. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on earnings per share could change. We have not determined whether we will adopt this accounting standard using the prospective, or retrospective method. See Note 6 under stock options to the consolidated financial statements for assumptions used by management in calculating the fair value of employee stock options.

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and waste material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the company's financial statements.

  In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. The statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement will not have a material effect on our financial statements

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

  4. SALE OF ASSETS

  On March 6, 2003, the Company sold its BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics, Inc., pursuant to an asset sale agreement. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of product development work, and up to an additional $6.25 million to be paid based upon the incremental sales of certain disposable BiliChek products over the next five years and upon the achievement of certain sales thresholds on an annual and cumulative basis over the next four years. The Company recognized a gain on the sale of assets to Respironics of $4.2 million during 2003. The Company recognized a gain of $1.1 million in 2004. In 2005, the Company entered into an agreement with Respironics whereby for $1.5 million, Respironics was released from making any additional payments for the BiliChek line. In 2005 the company recognized a gain of $2.6 million.

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

  Dividends were accrued on the non-redeemed preferred stock at a rate of 6% per year through December 31, 2002 and are included in the current portion of redeemable stock in the accompanying consolidated balance sheet.

  Interest on the payments required under the September 2002 agreement is being accrued at the rate of 6% per year and is included with the redeemable preferred stock in the accompanying balance sheet. Interest expense related to the redeemable preferred stock included in the redeemable preferred stock included in the statement of operations for the years ended December 31, 2005 and 2004 was $129,000 and $218,000, respectively.

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

  Series A Convertible Preferred Stock

  The Company has outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share, held by 28 holders as of December 31, 2005. The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. The dividend is accrued until March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefore. The company believes that no funds are legally available at this time. The series A convertible preferred stock holders have the right to vote on an as converted basis.

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

  On March 26, 2004, in connection with the series A convertible preferred stock issuance, noteholders, at the request of the Company, exchanged $1.0 million of notes payable into series A convertible preferred stock.

  Stock Options

  The Company's 1995 Stock Plan (the "Plan"), as amended, provides a total of 3,527,572 shares of common stock, of which a total of 119,236 shares remain available at December 31, 2005. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant

  In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At December 31, 2005, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between SpectRx and Sterling Medivations.

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

  Company shares reserved as of December 31, 2005 are as follows:

Common Shares
Options issued and outstanding under employee incentive plans	3,015,608
Options available under employee incentive plans	119,236
Shares under employee stock purchase plan	16,345
Warrants	6,501,153
Conversion of preferred shares	4,886,690
Total	14,539,102

  Warrants

  The company has the following shares reserved for the Warrants outstanding as of December 31, 2005

	Warrants	Exercise Price	Expiration Date
1	379,127	$9.8874	06/01/2006
2	71,000	2.25	08/30/2008
3	189,000	1.50	08/30/2013
4	400,000	1.50	02/05/2014
5	68,000	1.50	11/20/2013
6	100,000	2.00	02/05/2009
7	2,443,345	1.65	03/25/2006
8	2,443,345	2.25	03/25/2009
9	407,336	1.50	03/25/2009
	6,501,153

  (1) Consist of warrants to purchase 379,127 shares of common stock at a purchase price of $9.8874 per share, issued as part of a private placement completed in 2001. These warrants, which expire in June 2006, are exercisable in cash and not subject to any repricing.

  (2) Consists of warrants to purchase 71,000 shares of common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

  (3) Consists of amended and restated warrants to purchase 189,000 shares of common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A Convertible Preferred stock.

  (4) Consists of amended and restated warrants to purchase 400,000 shares of common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A Convertible Preferred stock.

  (5) Consists of amended and restated warrants to purchase 68,000 shares of common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A Convertible Preferred stock.

  (6) Consists of warrants to purchase 100,000 shares of common stock at a purchase price of $2.00 per share issued as part of the extension of a bridge loan financing in February 2004. These warrants are exercisable in cash and not subject to any repricing.

  (7) Consist of warrants to purchase 2,443,345 shares of common stock at a purchase price of $1.65 per share issued as part of a private placement for our Series A Convertible Preferred stock completed in 2004. These warrants expire in March 2006. These warrants are exercisable in cash and are subject to repricing.

  (8) Consist of warrants to purchase 2,443,345 shares of common stock at a purchase price of $2.25 per share issued as part of a private placement for our Series A Convertible Preferred stock completed in 2004. These warrants are exercisable in cash and are subject to repricing.

  (9) Consist of warrants to purchase 407,336 shares of common stock at a purchase price of $1.50 per share issued as placement agent fees and part of a private placement for our Series A Convertible Preferred stock completed in 2004. These warrants have a cashless exercise provision or are exercisable in cash and not subject to any repricing.

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

  6. INCOME TAXES

  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2005, the Company had NOL) carryforwards of approximately $62 million available to offset its future income tax liability. The NOL carryforwards begin to expire in 2008. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and have not determined if the company has had any change of control issues that could limit the future use of NOL.

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

  7. COMMITMENTS AND CONTINGENCIES

  Operating Leases

  Future minimum rental payments at December 31, 2005 under non-cancellable operating leases for office space and equipment that expire in 2009 are as follows (in thousands):

2006	$274
2007	281
2008	266
2009	269
2010	0
Total	$1,090

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

  On February 17, 2005, the Company initiated litigation against Abbott Laboratories relating to the dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company has not paid $0.9 million of the amount due in 2004, or the $1.8 million due in 2005. These amounts have been shown as a current liability. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed.

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

  Geographic Information

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

  Supplier Concentration

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

  12. ALLOWANCE FOR BAD AND DOUBTFUL DEBTS

  The company has the following allowances for bad and doubtful debts (in thousands):

Balance as of December 31, 2004 9;	$11
Charged to expense during the year	140
Balance as of December 31, 2005 9;	$151

  13. RELATED PARTY TRANSACTIONS

  SpectRx issued $1,000,000 of notes on July 30, 2003 to various investors including $500,000 from Dr. John Imhoff and $100,000 from Mark Samuels. The terms of the loans included a balloon payment six months from the date of issuance, interest at 12% per annum, paid monthly and monthly issuance of warrants. SpectRx issued a total of 135,000 warrants to Dr. Imhoff and 27,000 warrants to Mark Samuels. This note was paid off on February 6, 2004.

   On February 6, 2004, SpectRx issued $1,000,000 of notes to various investors, including a $550,000 note to Dr. Imhoff and his wife, Susan Imhoff and $100,000 note to Mark Samuels. SpectRx issued a total of 275,000 warrants to purchase its common stock to Dr. Imhoff and his wife, and 50,000 warrants to Mark Samuels under this note. In addition to these warrants, SpectRx entered into an agreement with the same group of investors to cause Guided Therapeutics ("GT"), a wholly owned subsidiary of SpectRx, to issue warrants exercisable for an aggregate of 5% of GT common stock subsequent to an initial financing (if any), of which Dr. Imhoff and his wife would be entitled to about 2.5% and Mark Samuels will be entitled to about 0.5%. This note was converted into SpectRx's Series A convertible preferred stock on March 26, 2004.

  On August 8, 2005, warrants issued to Dr. Imhoff and his wife from August 2003 to February 2004, were amended and restated as of August 8, 2005. For Dr. Imhoff, warrants totaling 135,000 shares originally issued with an exercise price of $2.25 per share, were amended and restated with a $1.50 exercise price and a warrant for 250,000 shares for Dr. Imhoff, originally issued with an exercise price of $2.00 per share, was amended and restated with a $1.50 exercise price. For Susan Imhoff, a warrant for 25,000 shares originally issued with an exercise price of $2.00 per share was amended and restated with a $1.50 exercise price. All these warrants were also extended for an additional five years.

  From September 6, 2005 through October 26, 2005 SpectRx entered into security agreements with certain of its officers to loan a total of $270,000 including $110,000 from Mark Samuels and $80,000 from William Arthur at 15% per annum. The notes were paid off on October 31, 2005.

  On February 2, 2006, GT obtained a $1.5 million loan, made by about a dozen individuals and entities including $375,000 by Dr. Imhoff.  To evidence such borrowing, GT executed promissory notes in favor of each of the investors. The interest rate on the notes is 10% per annum and the notes will mature on August 2, 2006, or the sooner occurrence of a GT financing.

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

  ITEM 8B. OTHER INFORMATION

  Not applicable.

  PART III

  Certain information required by Part III is omitted from this Report on Form 10-KSB/A in that the registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the registrant's 2006 Annual Meeting of Stockholders to be held on May 25, 2006, and certain information included therein is incorporated herein by reference.

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
    Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K, filed October 12, 2005.
    Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed October 26, 2005.
    Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed November 1, 2005.
    Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed November 1, 2005.
    Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K, filed June 3, 2005.
     Filed herewith.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information under the caption "Independent Registered Public Accounting Firm" in our proxy statement is hereby incorporated by reference.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2006.

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

  KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark A. Samuels his attorney-in-fact, and each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-KSB/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
April 27, 2006	/s/ Mark A. Samuels Mark A. Samuels	Chairman, Chief Executive Officer, Chief Financial Officer & Director (Principal Executive Officer)

April 27, 2006	/s/ William D. Arthur, III William D. Arthur, III	President, Chief Operating Officer and Secretary

	/s/ William E. Zachary	Director
April 27, 2006	William E. Zachary

	/s/ Christopher F. Monahan	Director
April 27, 2006	Christopher F. Monahan

	/s/ John E. Imhoff	Director
April 27, 2006	John E. Imhoff