Form 10QSB
period 2006-03-31
SPECTRX INC
filed 2006-05-22
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act).

Yes [ ] No [X]

As of May 15, 2006, the registrant had outstanding 11,858,436 shares of Common Stock.

Transitional Small Business Disclosure Format. (check one) Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Condensed Financial Statements

Consolidated Balance Sheets -December 31, 2005 and March 31, 2006 (Unaudited)

Consolidated Statements of Operations - Three months ended March 31, 2005 and 2006 (Unaudited)

Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2006 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis or Plan of Operation 9;

Item 3. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits

Signatures

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005	March 31, 2006 (Unaudited)

CURRENT ASSETS:
Cash and equivalents	$313	$912
Accounts receivable	378	190
Inventories	282	327
Other current assets	170	164
Total current assets	1,143	1,593

NONCURRENT ASSETS:
Property and equipment, net	540	594
Other assets	67	67
Total noncurrent assets	607	661
TOTAL ASSETS	$1,750	$2,254

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$683	$539
Accrued liabilities	1,094	874
Redeemable convertible preferred stock and accrued interest and dividends in default	5,113	5,227
Bridge loan	0	1,923
Notes payable	381	381
Total current liabilities	7,271	8,944

LONG TERM LIABILITIES:

Dividends payable - series A Preferred Stock	646	738
TOTAL LIABILITIES	$7,917	$9,682

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A preferred stock (Liquidation preference $7,330)	$4,559	$4,559
Common stock	12	12
Additional paid-in capital	52,036	51,967
Treasury stock, at cost	(104)	(104)
Deferred compensation	(4)	(4)
Accumulated deficit	(62,666)	(63,858)
TOTAL CAPITAL DEFICIT	(6,167)	(7,428)
Total liabilities and capital deficit	$1,750	$2,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2005	2006
REVENUE:
NET REVENUE	$369	$127

COSTS AND EXPENSES:
Cost of product sales	393	198
Research and development	664	523
Sales and marketing	150	68
General and administrative	363	389
	1,570	1,178
Operating loss	(1,201)	(1,051)

INTEREST EXPENSE, net	(93)	(141)
NET LOSS	(1,294)	(1,192)

PREFERRED STOCK DIVIDENDS	(90)	(92)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,384)	$(1,284)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO COMMON STOCKHOLDERS	$(0.12)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,557	11,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,294)	$(1,192)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26	10
Loss on retirement of assets	25	0
Amortization of deferred compensation	4	0
Issuance of options and warrants	0	23
Changes in operating assets and liabilities:
Accounts receivable	(38)	188
Inventories	(20)	(45)
Other current assets	39	6
Accounts payable	165	(144)
Accrued liabilities	207	(83)
Total adjustments	408	(45)
Net cash used in operating activities	(886)	(1,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35)	(64)
Net proceeds from sale of BiliChek assets	700	0
Net cash provided by (used in) investing activities	665	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	0	1,900
Net cash provided by financing activities	0	1,900

NET INCREASE IN CASH AND CASH EQUIVALENTS	(221)	599
CASH AND EQUIVALENTS, beginning of period	247	313
CASH AND EQUIVALENTS, end of period	$26	$912

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. (collectively with its wholly owned subsidiaries Sterling Medivations, Inc. d/b/a SimpleChoice and Guided Therapeutics, Inc., the "Company"). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of March 31, 2006, results of operations for the three months ended March 31, 2005 and 2006, and cash flows for the three months ended March 31, 2005 and 2006. The results of operations for the three months ended March 31, 2005 and 2006 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company's accounting policies continue unchanged from December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's amended annual report on Form 10-KSB for the year ended December 31, 2005.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception, and, as of March 31, 2006, it had an accumulated deficit of approximately $63.9 million. To date, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The Company intends to market its insulin delivery products directly to distributors and other customers. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least 2006 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming will continue as a going concern. At March 31, 2006, the Company's current liabilities exceeded current assets by approximately $7.4 million and it has a capital deficit due principally to its recurring losses from operations. The Company is in default on payments due under its settlement with Abbott Laboratories, Inc. ("Abbott") regarding its redeemable preferred stock agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels to those supportable by available funding. Management has plans to obtain additional funds through assets sales, debt or equity financings and collaborative partnerships. Management believes those funds along with funds from anticipated Sterling sales will be sufficient to support planned operations through December 31, 2006. If funds are not obtained, the Company will have to curtail its Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") operations and only pursue activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Reclassification

Certain amounts in the statements of operations and cash flows for the period ended March 31, 2005 have been reclassified to conform with the 2006 presentation. The dividend accrued on Abbott redeemable stock in default has been reclassified as interest expense.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2005 included in our amended annual report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC"), and such significant accounting policies continue unchanged.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) ("SFAS No. 123R"), Share Based Payment, which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation, which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees. Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For the three months ended March 31, 2006, we recorded share-based compensation for options attributable to employees and officers of $23,000, which is included in our net loss for the period.

The Company has a 1995 stock option plan (the "Plan") approved by its holders for officers, directors, key employees of the Company and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 3,527,572 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the 1995 stock option plan as of March 31, 2006, and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2006	3,015,608	$2.09
Granted	---	N/A
Exercised	---	N/A
Forfeited	---	N/A
Expired	---	N/A
Outstanding, March 31, 2006	3,015,608	$2.09	6.69	$1,313

Vested or expected to vest, March 31, 2006	1,689,293	$3.43	5.13	$393

Exercisable, March 31, 2006	1,689,293	$3.43	5.13	$393

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of our stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of our stock on the Over The Counter Bulletin Board for a period that matches the expected life of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on our historical forfeiture rates. We have not paid dividends and do not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of March 31, 2006, there was $135,000 of total unrecognized compensation costs related to granted stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

The weighted average grant date fair value of options granted for the three months ended March 31, 2005 was $0.26. The total intrinsic value of stock options exercised for the three months ended March 31, 2006 and 2005 was $0 and $0, respectively.

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

Expected volatility	128%
Weighted average expected volatility	128%
Expected dividends	N/A
Expected term (in years)	4
Risk-free interest rates	4.67%

SFAS No. 123 required disclosure of net income on a pro forma basis, as if expense treatment had been applied. Had we elected to recognize compensation expense for the 1995 stock option plan consistent with the method prescribed by SFAS No. 123R, our net income for the previous period presented would have changed to the following pro forma amounts (in thousands, except per share data):

Three Months Ended March 31, 2005

Net loss attributable to common stockholders, as reported	$(1,384)
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(41)
Pro forma net loss	$(1,425)

Loss per share:
Basic & diluted, as reported	$(0.12)
Basic & diluted, pro forma	$(0.12)

4.LITIGATION

In January 2003, the Company announced that it was initiating actions required to terminate its research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. The Company was withholding payment due in connection with the redemption of the shares of its redeemable convertible preferred stock held by Abbott in connection with its claims under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of the Company's redeemable convertible preferred stock was required to be redeemed on December 30, 2002 at $10 per share. The Company had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. The Company had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of the Company's preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. The Company paid $400,000 and $300,000 to Abbott pursuant to the settlement during 2003 and in the first quarter of 2004, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

On July 15, 2004, Abbott sent the Company a letter notifying that it was in default on two separate payments due in 2004 and demanded payment. On July 22, 2004 the Company responded that it was seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent a letter notifying the Company that it was in default on an additional payment due in 2004 and demanded payment. The Company again responded that it expected to continue to seek to resolve the patent issues and renegotiate the payment terms.

On February 17, 2005, the Company initiated litigation against Abbott relating to the dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company has not paid $ $1.3 million of the amount due in 2004, or the $1.8 million due in 2005. All amounts due under the settlement agreement are shown as a current liability. On March 26, 2006, the Company's lawsuit was stayed in order to allow arbitration to proceed.

5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Redeemable Convertible Preferred Stock

The board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock.

In November 1999, Abbott subscribed to 525,000 shares of redeemable convertible preferred stock for consideration of $5,250,000, of which $2,750,000 was received in November 1999 and $2,500,000 was received in January 2000.

Dividends on the Abbott shares are payable in cash and accrue at the rate of $.60 per share per annum. Upon conversion, the Company, at its option, may pay accrued dividends in shares of common stock. The preferred shares, together with any accrued but unpaid dividends, are convertible into common shares at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and any shares still outstanding were to automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

In September 2001, the Company entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends. On December 31, 2004, these were automatically converted into 139,007 shares of common stock at $9.39 per share.

In September 2002, Abbott delivered notice of its election to cause the redemption of the remaining 425,000 shares of the redeemable convertible preferred stock eligible for redemption. On March 7, 2003, the Company reached a settlement with Abbott regarding its disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of the Company's redeemable convertible preferred stock held by Abbott redeemed by the Company. Abbott had previously elected to have 425,000 shares of the Company's redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, the Company had agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay accrued dividends as to such shares. The Company paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively. The Company's yearly financial obligations to Abbott under the agreement are approximately $1.3 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

Dividends were accrued on the non-redeemed redeemable convertible preferred stock at a rate of 6% per year through December 31, 2002 and are included in the current portion of redeemable convertible stock in the accompanying consolidated balance sheets.

Interest on the payments required under the September 2002 agreement is being accrued at the rate of 6% per year and is included with the redeemable convertible preferred stock in the accompanying consolidated balance sheets. Interest expense related to the redeemable convertible preferred stock included in the redeemable convertible preferred stock in the statement of operations for the three months ended March 31, 2005 and 2006 was $53,000 and $20,000, respectively.

On December 31, 2004, the preferred stock held by Abbott automatically converted into 506,098 common shares. The Company has not issued these shares.

The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Note 4) and the payments of ""outstanding accrued dividends"" and ""redemption"" under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment.

On February 17, 2005, the Company initiated litigation against Abbott relating to our dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement.

In connection with this matter, the Company has not paid $3.1 million of the amounts due through March 31, 2006.

Series A Convertible Preferred Stock

The Company has outstanding 488,669 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share, held by 28 holders as of March 31, 2006. The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. The dividend was accrued until March 26, 2006 and is now payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefore. The Company believes that no funds are legally available at this time. The series A convertible preferred stock holders have the right to vote on an as converted basis.

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

Stock Options

The Plan, as amended, provides a total of 3,527,572 shares of common stock, of which a total of 119,236 shares remain available at March 31, 2006. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At March 31, 2006, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between the Company and Sterling.

At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Plan to increase the amount of options available by 1,000,000 options. On November 1, 2005, the Company's board of directors approved an amendment to the Plan to increase the amount of options available for grant by 599,000 options, subject to stockholder approval within one year.

6. LOSS PER COMMON SHARE

Loss per common share is computed using SFAS No. 128, Earnings per Share. SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2006 and 2005 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 12,095,687, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the three months ended March 31, 2006.

8. NOTES PAYABLE

On February 3, 2006, our subsidiary, Guided Therapeutics, Inc., ("GT") obtained a $1.5 million loan, made by about a dozen investors.  To evidence such borrowing, GT executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by Guided Therapeutics to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred and to provide advances to for future expenses to be incurred by it on behalf of GT.  SpectRx continues to seek separate funding for GT.  The interest rate on the notes is 10% per annum and the notes will mature on August 2, 2006, or the sooner occurrence of a GT financing.  The notes are guaranteed by the assets of SpectRx's wholly owned subsidiary, Sterling Medivations d/b/a SimpleChoice. If an additional financing occurs prior to repayment of the notes, the investors will collectively receive warrants to purchase less than 5% of GT's common stock.

On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note is 15% per annum and the note will mature on August 2, 2006.  This note is secured by SpectRx's shares of its GT subsidiary.

9. RELATED PARTY TRANSACTION

On February 2, 2006, GT obtained a $1.5 million loan, made by about a dozen individuals and entities including $375,000 by Dr. Imhoff, a Director of Spectrx, Inc.

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
   whether and when we or any potential strategic partners will obtain approval from the U.S. Food and Drug Administration (the "FDA") and corresponding foreign agencies;
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

  The following discussion should be read in conjunction with our unsolicited financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respiroincs, Inc. ("Respironics") in 2003. We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, Inc. ("Roche") and a glucose monitoring product with Abbott Laboratories, Inc. ("Abbott"). We also conducted a joint venture with Welch Allyn, Inc. ("Welch Allyn") related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2006, we have an accumulated deficit of about $63.9 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2003, a majority of our product line revenues came from our BiliChek product line, which we sold in March 2003. For 2004 and 2005, a majority of our revenues came from our SimpleChoice insulin delivery products and research contract revenue. We expect that the majority of our revenue in 2006 will be derived from sales of our SimpleChoice insulin delivery products. Our other products for glucose monitoring and cervical cancer detection are still in development.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005.

  Net loss available to common stockholders was $1.3 million during the three months ended March 31, 2006 as compared to a net loss available to common stockholders of $1.4 million for the same period in 2005.

  Net loss was $1.2 million during the three months ended March 31, 2006, as compared to a net loss of $1.3 million for the same period in 2005. Product revenue decreased to $127,000 from $369,000 primarily due to the decrease in revenue from sales of our SimpleChoice insulin delivery products. Cost of sales decreased from $393,000 in 2005 to $198,000 in 2006. Operating expense was $197,000 less in the first quarter of 2006 than the same period in 2005. Operating loss in the first quarter of 2006 as a result was $1.1 million as compared to $1.2 million in 2005.

  Revenue. Product revenue decreased to $127,000 for the quarter ended March 31, 2006 from $369,000 for the same period in 2005. Product revenue was lower for the first quarter 2006 than for the comparable period in 2005 due to the decrease of 259,000 in revenue from sales of our SimpleChoice insulin delivery products.

  Cost of Sales. Cost of sales decreased to $198,000 for the three months ended March 31, 2006 from $393,000 for the same period in 2005. The decrease was primarily due to decreased SimpleChoice revenue. Included in the cost of sales is $134,000 and $165,000 of overheads pertaining to our operations department for the three months ended March 31, 2006 and 2005, respectively.

  Research and Development Expenses. Research and development expenses decreased to approximately $523,000 for the three months ended March 31, 2006 compared to $664,000 for the same period in 2005. The decrease was due to reduced expenses in interstitial fluid ("ISF") research and development ($66,000), cervical cancer ($48,000) and SimpleChoice research and development ($22,000).

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $68,000 during the three months ended March 31, 2006 from $150,000 for the same period in 2005. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses slightly increased to $389,000 during the three months ended March 31, 2006 compared to $363,000 for the same period in 2005. General and administrative expenses for the first quarter 2006 include $23,000 of expenses related to adoption of FAS 123(R) as discussed in the notes to the consolidated financial statements appearing in this report. General and administrative expenses are expected to increase in the future with increases in SimpleChoice revenue.

  Net Interest and Other Expense. Net interest and other expense increased to $141,000 for the three months ended March 31, 2006 as compared to expense of $93,000 for the same period in 2005. The increase is primarily due to the interest on bridge loans of $1.9 million during the first quarter of 2006.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At March 31, 2006, we had cash of approximately $912,000 and negative working capital of approximately $7.4 million.

  In August 2002, Abbott notified us that it intended to redeem the $4.25 million of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of preferred stock on an extended schedule through 2006, but are not currently doing so (Part II Item 1. - Legal Proceedings).

  Our major cash flows in the quarter ended March 31, 2006 consisted of cash out-flows of $1.2 million from operations (including $1.2 million of net loss), and an addition of $64,000 to property and equipment and $1.9 million cash in-flow from the issuance of notes payable.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2.5 million, to be spent over two years, from the National Cancer Institute ("NCI") for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in earnout payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earnout in the first quarter of 2004 for performance during 2003 and we have received approximately $1.0 million of earnout in 2005 for performance during 2004. We received an additional $2.6 million for the remainder of potential earnout in 2005. No more earnout will be paid to us.

  On February 3, 2006, our subsidiary, Guided Therapeutics, Inc. ("Guided Therapeutics"), obtained a $1.5 million loan, made by about a dozen investors.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of the investors.  Proceeds of the loan have been used by Guided Therapeutics to fund its product development work and its general working capital needs, and to reimburse us for certain expenses incurred or to be incurred by us on behalf of Guided Therapeutics.  We continue to seek separate funding for Guided Therapeutics.  The interest rate on the notes is 10% per annum and the notes will mature on August 2, 2006, or the sooner occurrence of a Guided Therapeutics financing.  If an additional financing occurs prior to repayment of the notes, the investors will collectively receive warrants to purchase less than 5% of Guided Therapeutics' common stock.

  On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note is 15% per annum and the note will mature on August 2, 2006.  The Company plans to raise additional funds in order to satisfy these notes.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through June 2006, excluding any amounts due on our redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need funding order to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Shares-Based Payment." SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations and was effective for us on January 1, 2006. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We recognized an expense of $23,000 for the quarter ended March 31, 2006.

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and waste material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred after December 31, 2005. Adoption of this statement did not have a material effect on our financial statements.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. The statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on our financial statements.

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

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

  Management believes that the funds from expected SimpleChoice working capital financing (accounts receivable and inventory), sales, research and development reimbursement, contracts and royalty income will not be sufficient to support planned operations beyond June 30, 2006. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays, are unable to finance our SimpleChoice working capital, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable convertible preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

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

  Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured. We are managing the development of our glucose monitoring and ISF technology through a contract with the National Institute on Alcohol Abuse and Alcoholism while we also look for a collaborative partner to fund the development of our glucose monitoring technology. However, there can be no assurance that we will be able to successfully implement or continue these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $63.9 million at March 31, 2006.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

  We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners. We are seeking a collaborative partner for our glucose monitoring technology and are seeking separate funding for our cervical cancer detection program. Any failure to find a collaborative partner to fund our operations and capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures will be largely discretionary and will depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer detection product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, and the funding from various sources will be sufficient to satisfy our funding requirements through June 30, 2006, but may not be sufficient to fund our planned operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

  Prior to our acquisition of the SimpleChoice product line, it did not have revenues or significant assets. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. We shipped small quantities of our first SimpleChoice products to be introduced to the market beginning in 2003. SimpleChoice's future business will depend on our ability to develop more fully various functions that have not historically existed at our company, including the manufacturing, marketing, and distribution of sterile medical disposables. There can be no assurance that we, or our subsidiary doing business as SimpleChoice, will be able to successfully develop or implement these functions.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 28 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through March 31, 2006.

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

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office (the "USPTO")may institute interference proceedings. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2006 will come from sales of our new SimpleChoice diabetes product line, including products that have just been launched and others, including a new reservoir and the SimpleChoice patch, that are still in development. We sold our BiliChek product line in 2003 and had continuing revenue from earnout payments. We received a payment for earnout of about $1.0 million for 2004, an advance of $1.0 million in the second quarter of 2005 and a final payment of $1.5 million in October 2005. There will be no further payments. Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  SINCE WE RELY ON SOLE SOURCE SUPPLIERS FOR SEVERAL OF OUR PRODUCTS, ANY FAILURE OF THOSE SUPPLIERS TO PERFORM WOULD HURT OUR OPERATIONS.

  Several of the components used in our products are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. For our products that require premarket approval, the inclusion of substitute components could require us to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for our products that qualify for premarket notification, the substitute components must meet our product specifications.

  Since we are relying on third party manufacturing for our initial product offerings in the SimpleChoice product line, we are dependent upon those parties for product supply. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction or create lower availability of product than our expectations. These delays could lead to lower revenue achievement and additional cash requirements for us.

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

  Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. We may not be able to obtain approvals for reimbursement from these international third-party payors in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which approvals are sought.

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

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our redeemable convertible preferred stock held by Abbott as an offset to claims that have also been made by us under our agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our redeemable convertible preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the USPTO to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement during 2003 and 2004, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the financial statements included in this report and the payments of "outstanding accrued dividends" and "redemption" under the settlement. On July 15, 2004 Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004, we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

  On March 21, 2006, the court stayed the litigation and ordered the parties to arbitrate the claims pursuant to the arbitration agreement contained in SpectRx's Research & Development and License Agreement with Abbott Laboratories.

  Under that arbitration agreement, the parties will present the case to a single neutral arbitrator. The arbitration agreement provides that the arbitrator's decision will be binding on the parties. It will not be appealable except under very extreme and narrow circumstances. Under the timetable in the agreement, a decision could be anticipated early in 2007.

  We and Altea Technologies, Inc. ("Altea") and Non-Invasive Monitoring Company, Inc. have twice arbitrated specified claims under our license and joint development agreements related to glucose monitoring. In December 2001, we and Altea reached a settlement related to our most recent arbitration, which amended the agreement with Altea and provided several changes to the obligations of both parties. Under the settlement, we both agreed to a process to agree on what is joint technology covered by the agreement, to end the inclusion of future intellectual property into joint technology, to eliminate any test for commercialization other than ordinary due diligence and to modify the scope of royalty payments. As part of the settlement, we agreed to pay minimum royalties due from 2002 through 2004 in advance during 2002 and 2003, in exchange for a reduction in minimum royalties in future years. In November 2002 and in July 2003, we modified our agreement with Altea to postpone some of the advance payments of minimum royalties until 2003 and 2004. We paid $1.9 million, $1.35 million, $200,000, $238,000 for 2002, 2003, 2004 and 2005, respectively.

  On October 14, 2004, Respironics notified us that an allegation of patent infringement related to the BiliChek product had been made and that it believed that this matter was subject to the indemnification provision of our asset sale agreement (see Note 4 to the financial statements included in this report), which could require us to pay a portion of the costs related to certain infringement of intellectual property brought within two years of the closing date. On April 20, 2005,we entered into a settlement agreement with Respironics resolving the matter. On October 27, 2005, we entered into a payment settlement agreement and mutual releases with Respironics, whereby we received $1.5 million from Respironics and we also were released from the prepayment of a prior $1.3 million advance, which included $275,000 from settlement of the patent infringement matter by Respironics. Under the agreement, we will not receive any further payments from Respironics and none of the previous advances from Respironics will be repaid.

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

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  In September 2002, Abbott delivered notice of its election to cause the redemption of the remaining 425,000 shares of our redeemable convertible preferred stock eligible for redemption. On March 7, 2003, we reached a settlement with Abbott regarding its disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock held by Abbott redeemed by us. Abbott had previously elected to have 425,000 shares of our preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, we agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay accrued dividends as to such shares. We paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively.

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the financial statements included in this report and the payments of "outstanding accrued dividends" and "redemption" under the settlement. On July 15, 2004, Abbott sent us a letter notifying us that we were in default on two additional payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

  On February 17, 2005, we initiated litigation against Abbott relating to our dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. On April 6, 2005, Abbott notified us that it considered us in default on a total of $1.4 million. In connection with the dispute and litigation, we have not paid $1.3 million of the amount due in 2004, or the $1.8 million due in 2005. All amounts due under the settlement agreement have been shown as current liability. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

Date:	May 22, 2006