Form 10QSB
period 2006-06-30
SPECTRX INC
filed 2006-09-21
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

Yes [ ] No [X]

As of September 18, 2006, the registrant had outstanding 11,858,435 shares of Common Stock.

Transitional Small Business Disclosure Format. (check one) Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

INDEX

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS	December 31, 2005	June 30, 2006 (Unaudited)

CURRENT ASSETS:
Cash and equivalents	$313	$168
Accounts receivable	378	220
Inventories	282	423
Other current assets	170	124
Total current assets	1,143	935

NONCURRENT ASSETS:
Property and equipment, net	540	582
Other assets	67	67
Total noncurrent assets	607	649
TOTAL ASSETS	$1,750	$1,584

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$683	$577
Accrued liabilities	1,094	920
Redeemable convertible preferred stock and accrued interest and dividends in default	5,113	5,340
Deferred revenue	0	100
Bridge loan	0	2,461
Notes payable	381	381
Dividends payable - series A Preferred Stock	646	820

TOTAL LIABILITIES	7,917	10,599

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A preferred stock, Liquidation preference $7,330 and $7,252 in 2005 and 2006 respectively, 489 and 483 shares issued and outstanding in 2005 and 2006 respectively.	4,559	4,511
Common stock	12	12
Additional paid-in capital	52,036	51,960
Treasury stock, at cost	(104)	(104)
Deferred compensation	(4)	(4)
Accumulated deficit	(62,666)	(65,390)
TOTAL CAPITAL DEFICIT	(6,167)	(9,015)
Total liabilities and capital deficit	$1,750	$1,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(In Thousands Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUE:
NET REVENUE	$269	$207	$638	$334

COSTS AND EXPENSES:
Cost of product sales	318	266	711	464
Research and development	344	814	1,008	1,337
Sales and marketing	139	85	289	153
General and administrative	384	407	747	796
Expense on sale of BiliChek product line	275	0	275	0
	1,460	1,572	3,030	2,750
Operating loss	(1,191)	(1,365)	(2,392)	(2,416)

INTEREST EXPENSE, net	(109)	(167)	(202)	(308)
NET LOSS	(1,300)	(1,532)	(2,594)	(2,724)

PREFERRED STOCK DIVIDENDS	(92)	(90)	(182)	(182)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,392)	$(1,622)	$(2,776)	$(2,906)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(0.12)	$(0.14)	$(0.24)	$(0.25)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,557	11,788	11,568	11,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,594)	$(2,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	22
Inventory reserve	0	83
Loss on retirement of assets	25	0
Amortization of deferred compensation	11	0
Expense on sale of BiliChek product line	275	0
Issuance of options and warrants	11	46
Changes in operating assets and liabilities:
Restricted cash	(540)	0
Accounts receivable	66	158
Inventories	(35)	(224)
Other current assets	57	46
Deferred revenue	0	100
Accounts payable	(51)	(106)
Accrued liabilities	908	114
Total adjustments	752	239
Net cash used in operating activities	(1,842)	(2,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35)	(64)
Net proceeds from sale of BiliChek assets	2,100	0
Net cash provided by (used in) investing activities	2,065	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	10	4
Issuance of short-term notes	180	2,800
Payments of short-term notes	(180)	(400)
Net cash provided by financing activities	10	2,404

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	233	(145)
CASH AND EQUIVALENTS, beginning of period	247	313
CASH AND EQUIVALENTS, end of period	$480	$168

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. (collectively, with its wholly owned subsidiaries Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and Guided Therapeutics, Inc. ("GT"), the "Company"). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2005 and 2006, and cash flows for the six months ended June 30, 2005 and 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company's accounting policies continue unchanged from December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's amended annual report on Form 10-KSB for the year ended December 31, 2005.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception, and, as of June 30, 2006, it had an accumulated deficit of approximately $65.4 million. To date, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The Company intends to market its insulin delivery products directly to distributors and other customers. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through 2006 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At June 30, 2006, the Company's current liabilities exceeded current assets by approximately $9.7 million and it has a capital deficit due principally to its recurring losses from operations. The Company is in default on payments due under its settlement with Abbott Laboratories, Inc. ("Abbott") regarding its redeemable preferred stock agreement and as of September 21, 2006, has short-term secured loans and commitments totaling $3.15 million, which are due October 31, 2006, unless binding commitments are in place regarding a separate financing for GT. If such commitments are obtained, then the loans will automatically extend to facilitate the closing of a separate financing.

 If these loans cannot be repaid or extended by October 31, 2006, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations and to the extent possible seek protection under the bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding. Management plans include additional funding through the separate financing of its cervical cancer activity, other asset sales, additional debt or equity financings and new collaborative partnerships. Management believes those funds, along with funds from anticipated Sterling product sales, may be sufficient to support planned operations through June 30, 2007. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes. In addition the company's note holders may limit any such financing attempt.

Reclassification

Certain amounts in the balance sheet as of December 31, 2005 and  statements of operations and cash flows for the three and six months ended June 30, 2005 have been reclassified to conform with the 2006 presentation. Series A dividends payable have been reclassified to current liabilities on the balance sheet and the dividend accrued on Abbott redeemable stock in default has been reclassified as interest expense.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2005 included in our amended annual report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC"), and such significant accounting policies continue unchanged.

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

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's condensed consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For the six months ended June 30, 2006, we recorded share-based compensation for options attributable to employees and officers of $46,000, which is included in our net loss for the period.

The Company has a 1995 stock option plan (the "Plan") approved by its stockholders for officers, directors and key employees of and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 2,928,572 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the 1995 stock option plan as of June 30, 2006, and changes during the six months then ended is as follows:
	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2006	3,015,608	$2.09
Expired	267,503	0.91
Outstanding, June 30, 2006	2,748,105	$2.20	6.95	$456

Vested or expected to vest, June 30, 2006	1,474,553	$3.78	5.64	$125

Exercisable, June 30, 2006	1,474,553	$3.78	5.64	$125

The November 1, 2005 grants for 500,000 options were made subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock (1) authorized and (2) covered by the 1995 Plan.  At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of shares involved.  If shareholder approval of the increase is not obtained at an annual meeting of shareholders, options granted will be reduced pro rata for the excess unauthorized shares.

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of our stock, the risk-free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of our stock on the OTC Bulletin Board for a period that matches the expected life of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on our historical forfeiture rates. We have not paid dividends and do not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of June 30, 2006, there was $113,000 of total unrecognized compensation costs related to granted stock options. These costs are expected to be recognized over a weighted average period of one year.

The weighted average grant date fair value of options granted for the six months ended June 30, 2005 was $0.336. The total intrinsic value of stock options exercised for the six months ended June 30, 2006 and 2005 was $0 and $0, respectively.

There have been no stock options granted in 2006. The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

Expected volatility	128%
Weighted average expected volatility	128%
Expected dividends	N/A
Expected term (in years)	4
Risk-free interest rates	4.67%

SFAS No. 123 required disclosure of net income on a pro forma basis, as if expense treatment had been applied. Had we elected to recognize compensation expense for the 1995 stock option plan consistent with the method prescribed by SFAS No. 123, our net loss for the previous period presented would have changed to the following pro forma amounts (in thousands, except per share data):
	Three Months Ended March 31, 2005	Six Months Ended June 30, 2005

Net loss attributable to common stockholders, as reported	$(1,392)	$(2,776)
Deduct: Total stock-based employee compensation expense determined under fair value-based method of all awards, net of related tax effects	(41)	(82)
Pro forma net loss attributable to common stockholders	$(1,433)	$(2,858)

Loss per share:
Basic & diluted, as reported	$(0.12)	$(0.24)
Basic & diluted, pro forma	$(0.12)	$(0.25)

LITIGATION

In January 2003, the Company announced that it was initiating actions required to terminate its Research, Development and License agreement with Abbott to jointly develop a continuous glucose monitor. The Company was withholding payment due in connection with the redemption of the shares of its redeemable convertible preferred stock held by Abbott in connection with its claims under the agreement. Under the terms of the preferred stock, 162,500 shares of the Company's redeemable convertible preferred stock was required to be redeemed on December 30, 2002 at $10 per share. The Company had asked the U.S. patent office to resolve an inventorship dispute involving issued patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. The Company had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of the Company's preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company agreed to make quarterly payments to Abbott during 2003 and 2004, and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. The Company paid $400,000 and $300,000 to Abbott pursuant to the settlement during 2003 and in the first quarter of 2004, respectively. The Company believes it currently has no legal capital under Delaware law with which to pay any dividends or redeem any stock. Under the settlement, neither party admitted any liability or wrongdoing.

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

On February 17, 2005, the Company initiated litigation against Abbott relating to the dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company has not paid $ $1.3 million of the amount due in 2004 or the $1.8 million due in 2005, and has not made any payments in 2006. All amounts due under the settlement agreement are shown as a current liability. On March 26, 2006, the Company's lawsuit was stayed in order to allow arbitration to proceed. Under the timetable in the agreement, a decision could be rendered in early 2007.

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

Dividends on the Abbott shares are payable in cash and accrue at the rate of $.60 per share per annum. Upon conversion, the Company, at its option, may pay accrued dividends in shares of common stock. The preferred shares, together with any accrued but unpaid dividends, are convertible into common shares at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion, and any shares still outstanding were to automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares. The shares have a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

In September 2001, the Company entered into an agreement with Abbott whereby they waived their right to redeem 100,000 shares of their redeemable convertible preferred stock plus the related accrued but unpaid dividends. On December 31, 2004, these shares were automatically converted into 139,007 shares of common stock at $9.39 per share.

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

Dividends were accrued on the non-redeemed redeemable convertible preferred stock at a rate of 6% per year through December 31, 2002 and are included in the current portion of redeemable convertible preferred stock in the accompanying condensed consolidated balance sheets. The Company believes it currently has no legal capital under Delaware law with which to pay any dividends or redeem any stock.

Interest on the payments required under the September 2002 agreement is being accrued at the rate of 6% per year and is included with the redeemable convertible preferred stock in the accompanying condensed consolidated balance sheets. Interest expense related to the redeemable convertible preferred stock included in the statement of operations for the six months ended June 30, 2005 and 2006 was $106,000 and $39,000, respectively.

On December 31, 2004, the preferred stock held by Abbott automatically converted into 506,098 common shares. The Company has not issued these shares.

The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Note 4) and the payments of "outstanding accrued dividends" and "redemption" under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment.

On February 17, 2005, the Company initiated litigation against Abbott relating to our dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement.

In connection with this matter, the Company has not paid $3.1 million of the amounts due through June 30, 2006.

Series A Convertible Preferred Stock

The Company has outstanding 483,467 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share, held by 27 holders as of June 30, 2006. The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. The Company believes that no funds are legally available to pay the dividend at this time. Holders of the series A convertible preferred stock have the right to vote on an as-converted basis.

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

Issuing the series A convertible preferred stock triggered recognition of the value attributable to the beneficial conversion feature of the series A convertible preferred stock, which is deemed to be a dividend if the effective conversion price of the preferred stock is below market at the time of the transaction. The Company recognized a deemed dividend in the first quarter of 2004 of approximately $4.6 million, recognizing the difference between issuance price and market price at issuance for the convertible instrument as a deemed dividend and increased stockholders' equity in the same amount, so that there was no net effect on the capital deficit.

On March 26, 2004, in connection with the series A convertible preferred stock issuance, noteholders, at the request of the Company, exchanged $1.0 million of notes payable into series A convertible preferred stock.

During the second quarter of 2006, 5,200 shares of series A convertible preferred stock, along with accrued dividends, were converted into 57,421 shares of the Company's common stock.

Stock Options

The Plan, as amended, provides a total of 2,928,572 shares of common stock, of which a total of 386,739 shares remained available at June 30, 2006. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At June 30, 2006, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between the Company and Sterling.

At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Plan to increase the amount of options available by 1,000,000 options. At its annual meeting on May 25, 2006, the Company's stockholders did not approve an amendment to the Plan to increase the amount of options available for grant by 599,000 options.

6. LOSS PER COMMON SHARE

Loss per common share is computed using Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings per Share. SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in the Company's 2006 and 2005 loss per share computations, as their effect would have been anti-dilutive. Potential common shares totaling 11,255,386, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the three and six months ended June 30, 2006.

7. NOTES PAYABLE

On February 3, 2006, the Company's subsidiary, GT obtained a $1.5 million loan, made by about a dozen individuals and entities (the "Investors").  To evidence such borrowing, GT executed promissory Notes (the "Notes") in favor of each of the Investors.  Proceeds of the loan will be used by GT to fund its product development work and its general working capital needs, and to reimburse the Company for certain expenses incurred or to be incurred by it on behalf of GT.  The Company continues to seek separate funding for GT.   GT's obligations under the Notes are guaranteed by the assets of Sterling.  In order to secure GT's obligations under the Notes, Sterling has granted to the Investors a security interest in and lien on all of its assets.

The original due date on the First Notes was August 2, 2006 and was extended to August 30, 2006. The extended August 30, 2006 due date has now been further extended to October 31, 2006.

On February 27, 2006, the Company borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was secured by the Company's shares of GT and was paid in full on June 28, 2006.

On June 28, 2006, the Company entered into a bridge loan agreement (the "Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III (each, a "Lender," and collectively, the "Lenders"), and ProMed Management, Inc., as agent for the Lenders pursuant to which, each Lender made a loan (each a "Loan," and collectively, the "Loans") to SpectRx.  The aggregate principal amount of all Loans was originally $900,000 and as of September 20, 2006, the amount of all loans and commitments is now $1,717,000, and can be increased to a maximum of $1,750,000 without further amendment.  The Bridge Loan Agreement contains representations, warranties and covenants of the Company and the Lenders that are typical for an agreement of this type.

Each Loan is evidenced by a senior secured bridge loan note (each, a "Note" and, collectively, the "Notes") payable to the order of the Lender.  The interest rate on the Notes is 14% per annum.  The entire principal amount of the Notes and all accrued and unpaid interest thereon will be immediately due and payable if an Event of Default (as defined in the Bridge Loan Agreement) occurs and the interest rate on the Notes will increase to 18% while an Event of Default has occurred and is continuing.

The extended August 30, 2006 due date has now been further extended to October 31, 2006. The Principal amount of the Notes outstanding has been increased from $900,000 to a maximum of $1,750,000 as of September 21, 2006.

The Notes are senior secured obligations of the Company and are secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a second in priority lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT.

8. RELATED PARTY TRANSACTION

On February 2, 2006, GT obtained a $1.5 million loan, made by about a dozen individuals and entities, including $375,000 by Dr. John E. Imhoff, one of the Company's directors.

On June 28, 2006, the following officers and director participated in the Bridge Loan Agreement: Mark Samuels, Chairman, Chief Executive Officer and Chief Financial Officer of the Company, Richard L. Fowler, Senior Vice President-Engineering of the Company and William Arthur, III, President, Chief Operating Officer and Secretary of the Company, and one of its directors.

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

  The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report.

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek™ in 1998, which we later sold to Respironics, Inc. ("Respironics") in 2003. We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, Inc. ("Roche") and a glucose monitoring product with Abbott Laboratories, Inc. ("Abbott"). We also conducted a joint venture with Welch Allyn, Inc. ("Welch Allyn") related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice) ("Sterling"), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2006, we had an accumulated deficit of about $65.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  We had significant difficulty in maintaining our source of supply of our insulin delivery products in 2005 and the first quarter of 2006, however those problems appear to have been solved. We currently sell our insulin delivery products to distributors, which then distribute our products, resulting in revenues from distributor sales. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established and we face competitors who have sought to deny our access to the market through predatory sales practices. As a result of supply issues and distribution issue, our sales have decreased. Because of our difficulty in accessing the distribution market, we are seeking a collaborative, partner for insulin delivery to improve our access to the market. We are already in discussions with a number of parties interested in our SimpleChoice products and technology.

  Also, as part of a broad effort to reduce operating costs, president and chief operating officer Bill Arthur has changed his status with the company to part time, and SimpleChoice has postponed new product development activities.  Mr. Arthur plans to focus his efforts on negotiating and structuring a strategic transaction involving our SimpleChoice products and technology.

  If we cannot find a partner, we may be forced to sell the insulin delivery business.  We, or our collaborative partner, if we secure one, may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

  We also have licensed technology that provided a means for accessing interstitial fluid (ISF), which is a clear fluid that occupies the spaces between the cells and contains may substances useful in medical diagnostics, notably glucose. Our technology could provide a painless method of continuously sampling ISF for use in diabetes for continuous glucose monitoring. After termination of our relationship with Abbott in 2003, we have been seeking a new strategic partner and have recently signed a 90-day exclusive negotiation agreement with a company that has a glucose assay that could be used with ISF. The exclusive negotiation agreement expires on September 22, 2006, unless it is extended by the payment of $50,000 per month.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005.

  Net loss attributable to common stockholders was $1.6 million during the three months ended June 30, 2006,as compared to a net loss attributable to common stockholders of $1.4 million for the same period in 2005.

  Net loss was $1.5 million during the three months ended June 30, 2006, as compared to a net loss of $1.3 million for the same period in 2005. Product revenue decreased to $207,000 from $269,000 primarily due to the decrease in contract revenue on our interstitial fluid technology. Cost of sales decreased from $318,000 in 2005 to $266,000 in the second quarter of 2006. Operating expense was $164,000 more in the second quarter of 2006 than the same period in 2005. Operating loss in the second quarter of 2006 as a result increased to $1.4 million from $1.2 million as compared to 2005 due to an increase in research and development expenses, which was offset by expenses related to the sale of our BiliChek product line in the prior period.

  Revenue. Product revenue decreased to $207,000 for the quarter ended June 30, 2006 from $269,000 for the same period in 2005. Product revenue was lower for the second quarter 2006 than for the comparable period in 2005 due to the decrease in contract revenue on our interstitial fluid technology.

  Cost of Sales. Cost of sales decreased to $266,000 for the three months ended June 30, 2006 from $318,000 for the same period in 2005. The decrease was primarily due to decreased SimpleChoice™ revenue. Included in the cost of sales is $141,000 and $133,000 of overheads pertaining to our operations department for the three months ended June 30, 2006 and 2005, respectively.

  Research and Development Expenses. Research and development expenses increased to approximately $814,000 for the three months ended June 30, 2006 compared to $344,000 for the same period in 2005. The increase was due to increased expenses in our research and development related to our cervical cancer detection technology ($693,000) and offset by decreased expenses in SimpleChoice research and development ($248,000).

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $85,000 during the three months ended June 30, 2006 from $139,000 for the same period in 2005, primarily due to reduced salary expenses. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses increased slightly to $407,000 during the three months ended June 30, 2006 compared to $384,000 for the same period in 2005. General and administrative expenses for the second quarter 2006 include $23,000 of expenses related to adoption of Statement of Financial Accounting Standard ("SFAS") No. 123R, as discussed in the notes to the condensed consolidated financial statements appearing in this report. General and administrative expenses are expected to increase in the future with increases in SimpleChoice revenue.

  Net Interest and Other Expense. Net interest and other expense increased to $167,000 for the three months ended June 30, 2006 as compared to expense of $109,000 for the same period in 2005. The increase was primarily due to the interest on bridge loans of $2.4 million during the second quarter of 2006.

  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

  General. Net loss attributable to common stockholders was $2.9 million during the six months ended June 30, 2006 as compared to a net loss attributable to common stockholders of $2.8 million for the same period in 2005.

  Revenue. Product revenue decreased to $334,000 for the six months ended June 30, 2006 from $638,000 for the same period in 2005, primarily due to a decrease in SimpleChoice sales. SimpleChoice sales were $189,000 for the six months ended June 30 2006, versus $460,000 for the same period in 2005.

  Cost of Sales. Cost of sales decreased to $464,000 for the six months ended June 30, 2006 from $711,000 for the same period in 2005. This decrease was due primarily to a decrease in revenue in 2006 when compared to the same period in 2005.

  Research and Development Expenses. Research and development expenses increased to approximately $1.3 million for the six months ended June 30, 2006 compared to $1.0 million for the same period in 2005. The increase in research and development expenses was primarily due to reimbursements of about $637,000 from the National Cancer Institute (the "NCI") during the 2005 period, which resulted in an increase in cancer research and development by $645,000, offset by a decrease in SimpleChoice research and development ($270,000) and a decrease in research and development for continuous glucose monitoring of $74,000.

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $153,000 during the six months ended June 30, 2006 from $289,000 for the same period in 2005, due to the reduction of our SimpleChoice marketing function.

  General and Administrative Expenses. General and administrative expenses slightly increased to $796,000 during the six months ended June 30, 2006 compared to $747,000 for the same period in 2005. General and administrative expenses for the second quarter 2006 include $46,000 of expenses related to the adoption of SFAS No. 123R as discussed in the notes to the condensed consolidated financial statements appearing in this report. General and administrative expenses are expected to increase in the future with increases in SimpleChoice revenue.

  Net Interest and Other Income. Net interest and other expense increased to $308,000 for the six months ended June 30, 2006 as compared to $202,000 for the same period in 2005. The increase is primarily due to the interest on bridge loans of $2.4 million during the first quarter of 2006.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At June 30, 2006, we had cash of approximately $168,000 and negative working capital of approximately $8.6 million.

  In August 2002, Abbott notified us that it intended to redeem the $4.25 million of redeemable convertible preferred stock eligible to be redeemed. Under a settlement agreement related to the termination of our collaborative arrangement with Abbott, we agreed with Abbott to redeem the 425,000 shares of redeemable convertible preferred stock on an extended schedule through 2006, but are not currently doing so (See Part II Item 1. - Legal Proceedings).

  Our major cash flows in the six months ended June 30, 2006 consisted of cash out-flows of $2.5 million from operations (including $2.7 million of net loss), an addition of $64,000 to property and equipment and $2.4 million cash in-flow from the issuance of notes payable.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2.5 million, to be spent over two years, from the NCI for our cervical cancer detection program.

  On June 27, 2006, the company reported that its contract with the National Institute on Alcohol Abuse and Alcoholism (NIAAA) to develop a device to continuously monitor alcohol in the human body, was increased by $900,000 and extended for another year. The value of the contract awarded to date is $3.2 million. An additional $500,000 may be awarded in 2007 at NIAAA's option.

  On September 13, 2006 the company reported that it was awarded a fifth grant of approximately $690,000 by the National Cancer Institute (NCI) for development of the company's non-invasive cervical cancer detection technology. To date, SpectRx has been awarded a total of $3.2 million in NCI grant funding for the program. The grant is intended to complete the ongoing U.S. Food and Drug Administration (FDA) pivotal clinical trial.

  On February 3, 2006, the Company's subsidiary, GT obtained a $1.5 million loan, made by about a dozen individuals and entities (the "Investors").  To evidence such borrowing, GT executed promissory Notes (the "Notes") in favor of each of the Investors.  Proceeds of the loan will be used by GT to fund its product development work and its general working capital needs, and to reimburse the Company for certain expenses incurred or to be incurred by it on behalf of GT.  The Company continues to seek separate funding for GT.   GT's obligations under the Notes are guaranteed by the assets of Sterling.  In order to secure GT's obligations under the Notes, Sterling has granted to the Investors a security interest in and lien on all of its assets.

  The original due date on the First Notes was August 2, 2006 and was extended to August 30, 2006. The extended August 30, 2006 due date has now been further extended to October 31, 2006.

  On February 27, 2006, the Company borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was secured by the Company's shares of GT and was paid in full on June 28, 2006.

  On June 28, 2006, the Company entered into a bridge loan agreement (the "Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III (each, a "Lender," and collectively, the "Lenders"), and ProMed Management, Inc., as agent for the Lenders pursuant to which, each Lender made a loan (each a "Loan," and collectively, the "Loans") to SpectRx.  The aggregate principal amount of all Loans was originally $900,000 and as of September 20, 2006, the amount of all loans and commitments is now $1,717,000, and can be increased to a maximum of $1,750,000 without further amendment.  The Bridge Loan Agreement contains representations, warranties and covenants of the Company and the Lenders that are typical for an agreement of this type.

  Each Loan is evidenced by a senior secured bridge loan note (each, a "Note" and, collectively, the "Notes") payable to the order of the Lender.  The interest rate on the Notes is 14% per annum.  The entire principal amount of the Notes and all accrued and unpaid interest thereon will be immediately due and payable if an Event of Default (as defined in the Bridge Loan Agreement) occurs and the interest rate on the Notes will increase to 18% while an Event of Default has occurred and is continuing.

  The extended August 30, 2006 due date has now been further extended to October 31, 2006. The Principal amount of the Notes outstanding has been increased from $900,000 to a maximum of $1,750,000 as of September 21, 2006.

  The Notes are senior secured obligations of the Company and are secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a second in priority lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through June 30, 2007, excluding any amounts due on our redeemable convertible preferred stock during the year. We are seeking a collaborative partner to move forward with our insulin delivery and continuous glucose monitoring programs. We will need to raise additional funding in order to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

  We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations.

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Shares-Based Payment." SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations and was effective for us on January 1, 2006. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We recognized an expense of $46,000 for the six months ended June 30, 2006.

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

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. The statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on our financial statements.

  In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

  Additional debt or equity financing will be required for the Company to continue as a going concern.   Management has plans to obtain additional funds through SimpleChoice sales,  the separate financing of its cervical cancer activity, other asset sales, additional debt or equity financings and new collaborative partnerships.   Management believes that  additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond June 30, 2007.  Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds.  In addition, if we experience delays, are unable to obtain additional debt or equity financing, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable convertible preferred shares, we will need to raise an even greater amount of additional funds.  Any required additional funding may not be available on terms attractive to us or at all.

  Subsequent to the $3.15 million in debt financing obtained in 2006, our ability to raise additional funds using our assets as collateral is extremely limited.  We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must obtain additional funds through the separate financing of our cervical cancer activity or obtain financing through a collaborative partner in order to execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that  additional debt or equity financing, if obtainable, will not be sufficient to support planned operations will not be sufficient to support planned operations beyond June 30, 2007.  Therefore, it will be necessary to raise additional funds.  If we have delays or are unable to meet our financial plan, we will have to raise additional funds before June 30, 2007.  There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products.  Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our management has implemented reductions in operating expenditures and reductions in development activities.  We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured.  We are managing the development of our glucose monitoring and interstitial fluid technology through a contract with the National Institute on Alcohol Abuse and Alcoholism while we also look for a collaborative partner to fund the development of our glucose monitoring technology.  We have also reduced our SimpleChoice operation in order to conserve cash.  However, there can be no assurance that we will be able to successfully implement or continue these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $65.4 million at June 30, 2006.

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

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer detection product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, and the funding we are planning to obtain from various sources will be sufficient to satisfy our funding requirements through June  30, 2007, but may not be sufficient to fund our planned operations to the point of commercial introduction of our glucose monitoring products, our cervical cancer detection product or our full line of diabetes products. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing would be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

  Prior to our acquisition of the SimpleChoice product line, it did not have revenues or significant assets. The SimpleChoice product line is also significantly different from our historical product line, which focuses on non-invasive and minimally invasive products. We shipped small quantities of our first SimpleChoice products to be introduced to the market beginning in 2003. SimpleChoice's future business will depend on our ability to develop more fully various functions that have not historically existed at our company, including the manufacturing, marketing, and distribution of sterile medical disposables. There can be no assurance that we will be able to successfully develop or implement these functions.

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

  In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We cannot be sure that:

  we, or any collaborative partner, will make timely filings with the FDA;
  the FDA will act favorably or quickly on these submissions;
  we will not be required to submit additional information or perform additional clinical studies;
  we would not be required to submit an application for premarket approval, rather than a 510(k) premarket notification submission as described below; or
  other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 28 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through June 30, 2006.

  The premarket approval process is more rigorous and lengthier than the 510(k) clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche, as part of our collaborative agreement, had previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any premarket notifications or premarket approval applications pending, but our cervical cancer detection product and, we believe our glucose monitoring products, will require submission of applications for premarket approval.

  The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a premarket notification or approval of a premarket approval application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier premarket approval process, could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

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

  We have been issued, or have rights to, 47 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 16 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office (the "USPTO") may institute interference proceedings. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2006 will come from contracts and sales of our SimpleChoice diabetes product line, including products that have just been launched and others, including a new reservoir  that is nearing completion and the SimpleChoice patch, that we intend to develop once we find a suitable partner. We sold our BiliChek product line in 2003 and had continuing revenue from ear nout payments. We received a payment for earnout of about $1.0 million for 2004, an advance of $1.0 million in the second quarter of 2005 and a final payment of $1.5 million in October 2005.  There will be no further payments.  Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

  WE ARE DEVELOPING OUR CURRENT PRODUCT LINES INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH WILL REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

  We are independently finishing development, building up production capacity, launching, marketing and distributing our SimpleChoice line of products. These activities require additional resources and capital that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development of, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any, of these products.

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

  OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL.

  Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. None of our key employees has an employment contract with us, nor are any of these employees, except our chief executive officer, covered by key person or similar insurance. In addition, if we are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

  ADJUSTMENTS TO THE CONVERSION PRICE FOR OUR SERIES A CONVERTIBLE PREFERRED STOCK AND THE EXERCISE PRICE FOR CERTAIN OF OUR WARRANTS WILL DILUTE THE OWNERSHIP INTERESTS OF OUR EXISTING STOCKHOLDERS.

  On March 26, 2004, we entered into agreements with investors to raise capital in a private placement of our series A convertible preferred stock and warrants. As a result of this private placement transaction, there are 483,469 shares of our series A convertible preferred stock outstanding convertible into 4,834,690 shares of our common stock at a conversion price of $1.50 per share, plus warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share. The conversion price for the series A convertible preferred stock and the exercise price for the warrants may be lowered under certain price adjustment provisions in the certificate of designations relating to the series A convertible preferred stock and the warrants if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 39.6% of our outstanding common stock as of June 30, 2006. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2006.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, we announced that we had given notice that we were initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. We further announced that we were withholding payment due in connection with the redemption of the shares of our redeemable convertible preferred stock held by Abbott as an offset to claims that have also been made by us under our agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of our redeemable convertible preferred stock were required to be redeemed on December 30, 2002 at $10 per share. We also announced that we had asked the USPTO to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. We filed a Form 8-K on March 10, 2003, announcing that we had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our redeemable convertible preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, we agreed to make quarterly payments to Abbott during 2003 and 2004, and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 redeemable convertible preferred shares and to pay approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. We paid $400,000 and $300,000 to Abbott pursuant to the settlement during 2003 and 2004, respectively. Under the settlement, neither party admitted any liability or wrongdoing.

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

  On March 21, 2006, the court stayed the litigation and ordered the parties to arbitrate the claims pursuant to the arbitration agreement contained in our Research & Development and License Agreement with Abbott.

  Under that arbitration agreement, the parties will present the case to a single neutral arbitrator. The arbitration agreement provides that the arbitrator's decision will be binding on the parties. It will not be appealable except under very extreme and narrow circumstances. Under the timetable in the agreement, a decision could be rendered early in 2007. On March 26, 2006, the Company's lawsuit was stayed in order to allow arbitration to proceed.

  We and Altea Technologies, Inc. ("Altea") and Non-Invasive Monitoring Company, Inc. have twice arbitrated specified claims under our license and joint development agreements related to glucose monitoring. In December 2001, we and Altea reached a settlement related to our most recent arbitration, which amended the agreement with Altea and provided several changes to the obligations of both parties. Under the settlement, we both agreed to a process to agree on what is joint technology covered by the agreement, to end the inclusion of future intellectual property into joint technology, to eliminate any test for commercialization other than ordinary due diligence and to modify the scope of royalty payments. As part of the settlement, we agreed to pay minimum royalties due from 2002 through 2004 in advance during 2002 and 2003, in exchange for a reduction in minimum royalties in future years. In November 2002 and July 2003, we modified our agreement with Altea to postpone some of the advance payments of minimum royalties until 2003 and 2004. We paid $1.9 million, $1.35 million, $200,000 and $238,000 for 2002, 2003, 2004 and 2005, respectively.

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

  On February 17, 2005, we initiated litigation against Abbott relating to our dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. On April 6, 2005, Abbott notified us that it considered us in default on a total of $1.4 million. In connection with the dispute and litigation, we have not paid $1.3 million of the amount due in 2004, or the $1.8 million due in 2005, or made any payments in 2006. All amounts due under the settlement agreement have been shown as current liability. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 25, 2006, we held our annual meeting of stockholders to elect directors, to ratify the appointment of Eisner, LLP to audit our financial statements for the fiscal year ending December 31, 2006 and to approve and adopt amendments to the SpectRx 1995 Stock Plan, as amended, increasing the number of shares available for grant by 599,000 and providing that no optionee shall be granted, in any fiscal year, options to purchase more than 600,000 shares. The result of the vote to elect directors was approved as follows:

	For	Withheld	Broker Non-Votes*
Mark A. Samuels	10,301,814	94,253	0
William D. Arthur, III	10,301,546	94,521	0
William E. Zachary, Jr.	10,311,515	84,552	0
Christopher Monahan	10,289,147	106,420	0
John E. Imhoff, M.D.	10,302,714	93,353	0

  The result of the vote to ratify the appointment of Eisner LLP to audit our financial statements for the fiscal year ending December 31, 2006 was approved as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes*
Ratification of Appointment of Independent Auditors	10,310,156	65,523	20,386	0

  The result of the vote to approve and adopt amendments to SpectRx's 1995 Stock Plan, increasing the number of shares available for grant by 599,000 and providing that no optionee shall be granted, in any fiscal year, options to purchase more than 600,000 shares, was not approved as follows:
	For	Withheld/ Against	Abstain	Broker Non-Votes*
Approve and adopt amendments to 1995 Stock Plan	4,925,714	266,274	3,782	5,200,297

  * Broker non-votes are not treated as votes in favor of approving any matter submitted to the stockholders for a vote and, therefore, have the same effect as a vote against the proposal.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

Date:	September 21, 2006