Form 10QSB/A
period 2006-06-30
SPECTRX INC
filed 2006-10-05
CIK 924515

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

 If these loans cannot be repaid or extended by October 31, 2006, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations and to the extent practicable, liquidate and/or file for protection under the bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding. Management is attempting to obtain additional funds through the separate financing of its cervical cancer activity, other asset sales, additional debt or equity financings and new collaborative partnerships. Management believes those funds, along with funds from anticipated Sterling product sales, may be sufficient to support planned operations through June 30, 2007. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes. The holders of the Company's obligations may not agree to any such financing alternatives and may commence an involuntary bankruptcy proceedings against the Company or may take certain actions against the Company that could result in the Company filing for bankruptcy.

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

On June 28, 2006, the Company entered into a bridge loan agreement (the "Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III (each, a "Lender," and collectively, the "Lenders"), and ProMed Management, Inc., as agent for the Lenders pursuant to which, each Lender made a loan (each a "Loan," and collectively, the "Loans") to SpectRx.  The aggregate principal amount of all Loans was originally $900,000 and as of September 20, 2006, the amount of all loans and commitments was $1,717,000, and can be increased to a maximum of $1,750,000 without further amendment.  The Bridge Loan Agreement contains representations, warranties and covenants of the Company and the Lenders that are typical for an agreement of this type.

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

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At June 30, 2006, we had cash of approximately $168,000 and negative working capital of approximately $9.7 million.

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

  On June 28, 2006, the Company entered into a bridge loan agreement (the "Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III (each, a "Lender," and collectively, the "Lenders"), and ProMed Management, Inc., as agent for the Lenders pursuant to which, each Lender made a loan (each a "Loan," and collectively, the "Loans") to SpectRx.  The aggregate principal amount of all Loans was originally $900,000 and as of September 20, 2006, the amount of all loans and commitments was $1,717,000, and can be increased to a maximum of $1,750,000 without further amendment.  The Bridge Loan Agreement contains representations, warranties and covenants of the Company and the Lenders that are typical for an agreement of this type.

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

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

Date:	October 5, 2006