Form 10QSB
period 2006-12-21
SPECTRX INC
filed 2006-12-21
CIK 924515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

Yes [ ] No [X]

As of December 21, 2006, the registrant had outstanding 11,779,388 shares of Common Stock.

Transitional Small Business Disclosure Format. (check one) Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands Except Par Value Data)

(NOTE 7)

ASSETS	December 31, 2005	June 30, 2006 (Unaudited)

CURRENT ASSETS:
Cash and equivalents	$313	$122
Accounts receivable	378	430
Inventories	282	258
Other current assets	170	121
Total current assets	1,143	931

NONCURRENT ASSETS:
Property and equipment, net	540	577
Other assets	67	51
Total noncurrent assets	607	628
TOTAL ASSETS	$1,750	$1,559

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Accounts payable	$683	$747
Accrued liabilities	1,094	1,026
Redeemable convertible preferred stock and accrued interest and dividends in default	5,113	5,453

Bridge loan (NOTE 7)	0	3,227
Notes payable	381	381
Dividends payable - series A Preferred Stock	646	911

TOTAL LIABILITIES	7,917	11,745

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A preferred stock $.001 par value, 489 and 483 shares issued and outstanding in 2005 and 2006 respectively; Liquidation preference $7,330 and $7,252 in 2005 and 2006 respectively.	4,559	4,511
Common stock $.001 par value; 50,000 share authorized, 11,785 and 11,858 shares issued in 2005 and 2006 respectively; 11,738 and 11,812 shares outstanding in 2005 and 2006 respectively.	12	12
Additional paid-in capital	52,036	51,891
Treasury stock, at cost, 46 shares	(104)	(104)
Deferred compensation	(4)	(4)
Accumulated deficit	(62,666)	(66,496)
TOTAL CAPITAL DEFICIT	(6,167)	(10,186)
Total liabilities and capital deficit	$1,750	$1,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006

(In Thousands Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUE:
NET REVENUE	$174	$457	$812	$791

COSTS AND EXPENSES:
Cost of product sales	358	363	1,069	827
Research and development	441	492	1,337	1,618
Sales and marketing	72	54	361	207
General and administrative	356	566	1,215	1,573
Expense on sale of BiliChek product line	0	0	275	0
	1,227	1,475	4,257	4,225
Operating loss	(1,053)	(1,018)	(3,445)	(3,434)
OTHER INCOME	0	100	0	100
INTEREST EXPENSE, net	(96)	(188)	(298)	(496)
NET LOSS	(1,149)	(1,106)	(3,743)	(3,830)

PREFERRED STOCK DIVIDENDS	(91)	(91)	(273)	(273)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,240)	$(1,197)	$(4,016)	$(4,103)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(0.11)	$(0.10)	$(0.35)	$(0.35)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,631	11,812	11,589	11,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,743)	$(3,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	27
Inventory reserve	0	83
Loss on retirement of assets	25	0
Amortization of deferred compensation	12	4
Expense on sale of BiliChek product line	275	0
Share based compensation	11	68
Changes in operating assets and liabilities:
Accounts receivable	43	(52)
Inventories	66	(59)
Other current assets	35	49
Deferred revenue	16	16
Accounts payable	73	64
Accrued liabilities	697	407
Total adjustments	1,296	607
Net cash used in operating activities	(2,447)	(3,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(36)	(64)
Net proceeds from sale of BiliChek assets	2,100	0
Net cash provided by (used in) investing activities	2,064	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net of issuance costs	34	4
Issuance of short-term notes	317	3,492
Payments of short-term notes	(180)	(400)
Net cash provided by financing activities	171	3,096

NET DECREASE IN CASH AND CASH EQUIVALENTS	(212)	(191)
CASH AND EQUIVALENTS, beginning of period	247	313
CASH AND EQUIVALENTS, end of period	$35	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. (collectively, with its wholly owned subsidiaries Sterling Medivations, Inc. d/b/a SimpleChoice (''Sterling') and Guided Therapeutics, Inc. (''GT''), the ''Company''). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2005 and 2006, and cash flows for the nine months ended September 30, 2005 and 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The Company's accounting policies continue to be unchanged from December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company''s amended annual report on Form 10-KSB for the year ended December 31, 2005.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception, and, as of September 30, 2006, it had an accumulated deficit of approximately $66.5 million. To date, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The Company intends to market its insulin delivery products directly to distributors and other customers. The Company is working to find a partner for its continuous glucose monitoring technology and needs access to a continuous glucose assay, significant development funding and marketing expertise to be commercially successful. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through 2006 and beyond as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At September 30, 2006, the Company's current liabilities exceeded current assets by approximately $10.8 million and it had a capital deficit due principally to its recurring losses from operations. The Company is in default on payments due under its settlement with Abbott Laboratories, Inc. (''Abbott'') regarding its redeemable preferred stock agreement and as of October 30, 2006, has short-term secured loans totaling $3.2 million, which is due on December 22, 2006.  The Company is currently negotiating an extension of the $3.2 million in short-term secured loans to provide time for the Company to obtain additional financing needed to commercialize its cervical cancer detection technology. The Company is reviewing its alternatives for both near-term and longer-term financing and expects to choose an alternative by the close of business December 22, 2006. While the Company expects the loans to be extended to facilitate the closing of the new funding, there can be no guarantee that the new funding will take place or that the loans will be extended on acceptable terms.

If the financing cannot be closed, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for protection under the Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding. Management believes it will be able to obtain additional funding through the financing of its cervical cancer activities, other asset sales and new collaborative partnerships. Management believes those funds will be sufficient to support planned operations through June 30, 2007. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism (''NIAAA'') contract and the National Cancer Institute (''NCI'') funding. However, there can be no assurance that external financial support will be sufficient to maintain operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes. In fact, the holders of the Company's obligations may limit any such financing attempts and/or cause the Company to liquidate or file for bankruptcy.

Reclassification

Certain amounts in the balance sheet as of December 31, 2005 and statements of operations and cash flows for the three and nine months ended September 30, 2005 have been reclassified to conform with the 2006 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2005 included in our amended annual report on Form 10-KSB filed with the Securities and Exchange Commission (the ''SEC''), and such significant accounting policies continue unchanged.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (''SFAS No. 123R''), Share Based Payment, which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock-Based Compensation, which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25 (''APB No. 25''), Accounting for Stock Issued to Employees. Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company adopted SFAS No. 123R using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. For the nine months ended September 30, 2006, we recorded share-based compensation for options attributable to employees and officers of $68,000, which is included in our net loss for the period.

The Company has a 1995 stock option plan (the ''Plan'') approved by its stockholders for officers, directors and key employees of and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 2,928,572 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the Compensation Committee of the Board of Directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the 1995 stock option plan as of September 30, 2006, and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2006	3,015,608	$2.09
Expired	287,503	0.97
Outstanding, September 30, 2006	2,728,105	$2.21	6.70	$569

Vested or expected to vest, September 30, 2006	2,778,105	$2.21	6.70	$569

Exercisable, September 30, 2006	1,477,181	$3.76	5.38	$158

The November 1, 2005 grants for 500,000 options were made subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock (1) authorized and (2) covered by the 1995 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of shares involved. If shareholder approval of the increase is not obtained at an annual meeting of shareholders, options granted will be reduced pro rata for the excess unauthorized shares. The required approval was not obtained within the year and the options were void as of November 2, 2006.

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission (''SEC'') Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of our stock, the risk-free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of our stock on the OTC Bulletin Board for a period that matches the expected life of the option. The risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on our historical forfeiture rates. We have not paid dividends and do not expect to pay dividends in the future.

Compensation costs for stock options with graded vesting are recognized over the vesting period. As of September 30, 2006, there was $90,000 of total unrecognized compensation costs related to granted stock options. These costs are expected to be recognized over a weighted average period of one year.

The weighted average grant date fair value of options granted for the nine months ended September 30, 2005 was $0.334. No options were granted or exercised during the nine months ended September 30, 2006 and 2005. The total intrinsic value of stock options exercised for the nine months ended September 30, 2006 and 2005 was $0 and $0, respectively.

There have been no stock options granted in 2006. The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions:

Expected volatility	128%
Weighted average expected volatility	128%
Expected dividends	N/A
Expected term (in years)	4
Risk-free interest rates	4.67%

SFAS No. 123 required disclosure of net income (loss) on a pro forma basis, as if expense treatment had been applied. Had we elected to recognize compensation expense for the 1995 stock option plan consistent with the method prescribed by SFAS No. 123, our net loss for the previous period presented would have changed to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended March 31, 2005	Nine Months Ended September 30, 2005

Net loss attributable to common stockholders, as reported	$(1,240)	$(4,016)
Deduct: Total stock-based employee compensation expense determined under fair value-based method of all awards, net of related tax effects	(41)	(124)
Pro forma net loss attributable to common stockholders	$(1,281)	$(4,140)

Loss per share:
Basic & diluted, as reported	$(0.11)	$(0.35)
Basic & diluted, pro forma	$(0.11)	$(0.36)

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

On February 17, 2005, the Company initiated litigation against Abbott relating to the dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company has not paid $ $1.3 million of the amount due in 2004 or the $1.8 million due in 2005, and has not made any payments in 2006. All amounts due under the settlement agreement are shown as a current liability. On March 26, 2006, the Company's lawsuit was stayed in order to allow arbitration to proceed. The arbitration has been delayed in order to allow time for additional discussion. If the arbitration is allowed to proceed, a decision would likely be forthcoming in approximately 6 months.

On December 6, 2006, Accellent, Inc., the manufacturer of our insulin infusion sets, attempted to file suit in the state courts of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling Medivations, Inc., seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance which they claim to be $ 318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling Medivations, Inc. currently has received only $ 167,000 in unpaid invoices. We expect the suit that was filed to be dismissed, however it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

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

Interest on the payments required under the September 2002 agreement is being accrued at the rate of 6% per year and is included with the redeemable convertible preferred stock in the accompanying condensed consolidated balance sheets; at September 30, 2006, interest expense related to the redeemable convertible preferred stock included in the statement of operations for the nine months ended September 30, 2005 and 2006 was $160,000 and $59,000, respectively.

On December 31, 2004, the preferred stock held by Abbott was automatically converted into 506,098 common shares. The Company has not issued these shares.

The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Note 4) and the payments of ''outstanding accrued dividends'' and ''redemption'' under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment.

On February 17, 2005, the Company initiated litigation against Abbott relating to our dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement (see Note 4).

In connection with this matter, the Company has not paid $3.1 million of the amounts due through September 30, 2006.

Series A Convertible Preferred Stock

The Company has outstanding 483,467 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share as of September 30, 2006. The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. The Company believes that no funds are legally available to pay the dividend at this time. Holders of the series A convertible preferred stock have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, or the like occurring after March 26, 2004), referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share of $1.50 per share. The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

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

During the second quarter of 2006, 5,200 shares of series A convertible preferred stock ($78,000 face value), along with accrued dividends, were converted into 57,421 shares of the Company's common stock.

Stock Options

The Plan, as amended, provides a total of 2,928,572 shares of common stock, of which a total of 403,739 shares remained available at September 30, 2006. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At September 30, 2006, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between the Company and Sterling.

At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Plan to increase the amount of options available by 1,000,000 options. At its annual meeting on May 25, 2006, the Company's stockholders did not approve an amendment to the Plan to increase the amount of options available for grant by 599,000 options (see Note 3).

6. LOSS PER COMMON SHARE

Loss per common share is computed using Statement of Financial Accounting Standards No. 128 (''SFAS No. 128''), Earnings per Share. SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in the Company's 2006 and 2005 loss per share computations, as their effect would have been anti-dilutive. Potential common shares totaling 12,241,476, which consist of the common stock underlying all outstanding stock options, preferred stock and warrants, are considered to be anti-dilutive for the three and nine months ended September 30, 2006.

7. BRIDGE LOAN

On February 3, 2006, the Company's subsidiary, GT obtained a $1.5 million loan, made by about a dozen individuals and entities (the ''Investors'').  To evidence such borrowing, GT executed promissory Notes (the ''First Notes'') in favor of each of the Investors.  Proceeds of the loan will be used by GT to fund its product development work and its general working capital needs, and to reimburse the Company for certain expenses incurred or to be incurred by it on behalf of GT.    In order to secure GT's obligations under the First Notes, Sterling has granted to the Investors a security interest in and lien on all of its assets.

The original due date on the First Notes was August 2, 2006 and is now extended to December 22, 2006. The Company is currently negotiating an extension of the First Notes to provide time for the Company to obtain additional financing..

On February 27, 2006, the Company borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was secured by the Company's shares of GT and was paid in full on June 28, 2006.

On June 28, 2006, the Company entered into a bridge loan agreement (the ''Bridge Loan Agreement'') with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III (each, a ''Lender,'' and collectively, the ''Lenders''), and ProMed Management, Inc., as agent for the Lenders pursuant to which, each Lender made a loan (each a ''Loan,'' and collectively, the ''Loans'') to SpectRx.  At September 30, 2006, the aggregate principal amount of loans was $1,592,000. From September 30, 2006 through November 14, 2006, an additional $125,000 was borrowed.  The Bridge Loan Agreement contains representations, warranties and covenants of the Company and the Lenders that are typical for an agreement of this type.

Each Loan is evidenced by a senior secured bridge loan note (each, a ''Note'' and, collectively, the ''Second Notes'') payable to the order of the Lender.  The interest rate on the Second Notes is 14% per annum.  The entire principal amount of the Notes and all accrued and unpaid interest thereon will be immediately due and payable if an Event of Default (as defined in the Bridge Loan Agreement) occurs and the interest rate on the Notes will increase to 18% while an Event of Default has occurred and is continuing.

The original due date on the Second Notes was August 31, 2006 and is now extended to to December 22, 2006. The Company is currently negotiating an extension of the Second Notes to provide time for the Company to obtain additional financing.

As of September 30, 2006, the Company has accrued approximately $135,000 of interest, which is included in the bridge loan in the accompanying balance sheet.

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

During 2006, William Zachary, Jr., a director of the Company, provided services as an attorney and invoiced the Company a total of $19,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this report that express ''belief,'' ''anticipation'' or ''expectation,'' as well as other statements that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under ''Risk Factors'' in this ''Management's Discussion and Analysis or Plan of Operation'' and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

  access to sufficient debt or equity capital to meet our operating and financial needs;
  the effectiveness and ultimate market acceptance of our products;
  whether our products in development will prove safe, feasible and effective;
  whether and when we or any potential strategic partners will obtain approval from the U.S. Food and Drug Administration (the ''FDA'') and corresponding foreign agencies;
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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek™ in 1998, which we later sold to Respironics, Inc. (''Respironics'') in 2003. We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, Inc. (''Roche'') and a glucose monitoring product with Abbott Laboratories, Inc. (''Abbott''). We also conducted a joint venture with Welch Allyn, Inc. (''Welch Allyn'') related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice) (''Sterling''), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2006, we had an accumulated deficit of about $66.5 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2006 as we continue to expend substantial resources to introduce our SimpleChoice product line, further the development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2003, a majority of our product line revenues came from our BiliChek product line, which we sold in March 2003. For 2004 and 2005, a majority of our revenues came from our SimpleChoice insulin delivery products and research contract revenue. We expect that the majority of our revenue in 2006 will be derived from research contract revenue and sales of our SimpleChoice insulin delivery products. Our products for glucose monitoring and cervical cancer detection are still in development.

  We had significant difficulty in maintaining our source of supply of our insulin delivery products in 2005 and the first quarter of 2006, however those problems appear to have been solved. We are not currently in production of insulin infusion devices because we have significant inventory levels and due to cash flow problems, we have been unable to maintain our payment terms with our manufacturer. Our manufacturer is seeking payment of our invoices and has attempted to file suit seeking the overdue payments plus payment for certain items in inventory. In the future, we may have to pay in advance for any product that we manufacture or we may be forced to sell Sterling Medivations, Inc We currently sell our insulin delivery products to distributors, which then distribute our products, resulting in revenues from distributor sales. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established and we face competitors who have sought to deny our access to the market through predatory sales practices. As a result of supply issues and distribution issue, our insulin delivery product sales have decreased. Because of our difficulty in accessing the distribution market, we are seeking a collaborative, partner for insulin delivery to improve our access to the market. We are already in discussions with a number of parties interested in our SimpleChoice products and technology and have received several offers to purchase Sterling Medivations or its IP.

  Also, as part of a broad effort to reduce operating costs, president and chief operating officer Bill Arthur has changed his status with the company to part time, and SimpleChoice has postponed new product development activities.  Mr. Arthur plans to focus his efforts on negotiating and structuring a strategic transaction involving our SimpleChoice products and technology.

  If we cannot find a partner, we may be forced to sell or liquidate our insulin delivery business.  We, or our collaborative partner, if we secure one, may not be able to sell sufficient volumes of our products to generate substantial revenues or profits for us.

  We also have licensed technology that provided a means for accessing interstitial fluid (ISF), which is a clear fluid that occupies the spaces between the cells and contains may substances useful in medical diagnostics, notably glucose. Our technology could provide a painless method of continuously sampling ISF for use in diabetes for continuous glucose monitoring. After termination of our relationship with Abbott in 2003, we have been seeking a new strategic partner and signed a 90-day exclusive negotiation agreement with a company that has a glucose assay that could be used with ISF. The exclusive negotiation agreement was originally set to expire on September 22, 2006, but, as provided in the agreement, was extended two months until November 22, 2006 by payment of an additional $100,000 on 10/19/06. The agreement can continue to be extended monthly with a further payment of $50,000 per month. We expect the agreement to be extended at least through the end of February 2007.

  CRITICAL ACCOUNTING POLICIES

  Our material accounting policies, which we believe are the most critical to an investor's understanding of our financial results and condition, are discussed below.

  Currently, our policies that could require critical management judgment are in the areas of revenue recognition, reserves for accounts receivable and inventory valuation.

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or when services are rendered. We also recognize milestone revenue from collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone has been reached. If collectability of accounts receivable for milestones or services is doubtful, revenues and gains are recognized on the basis of cash received. We have relied upon SEC Staff Accounting Bulletin (''SAB'') 101 and SAB 104 for guidance in recognizing revenue and related costs.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

  Net loss attributable to common stockholders was $1.2 million each of the three months ended September 30, 2006 and 2005.

  Net loss during each of the three months ended September 30, 2006 and 2005 was $1.1 million. Revenue increased to $457,000 from $174,000 primarily due to the increase in contract revenue on our interstitial fluid technology. Cost of sales increased from $358,000 in 2005 to $363,000 in the third quarter of 2006. Operating expense was $243,000 more in the third quarter of 2006 than the same period in 2005. Operating loss in the third quarter of 2006 as a result slightly decreased to $1 million from $1.1 million as compared to 2005 due to an increase in research and development expenses, which was offset by increased gross profit.

  Revenue. Revenue increased to $457,000 for the quarter ended September 30, 2006 from $174,000 for the same period in 2005. Revenue was higher for the third quarter 2006 than for the comparable period in 2005 due to the increase in contract revenue on our interstitial fluid technology.

  Cost of Sales. Cost of sales approximately same to $363,000 for the three months ended September 30, 2006 from $358,000 for the same period in 2005.

  Research and Development Expenses. Research and development expenses increased to approximately $492,000 for the three months ended September 30, 2006 compared to $441,000 for the same period in 2005. The increase was due to increased expenses in our research and development related to our cervical cancer detection technology ($284,000) and offset by decreased expenses in SimpleChoice research and development ($212,000).

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $54,000 during the three months ended September 30, 2006 from $72,000 for the same period in 2005, primarily due to reduced salary expenses. Marketing expenses are expected to increase in the future as we continue to market and sell our SimpleChoice product line.

  General and Administrative Expenses. General and administrative expenses increased to $566,000 during the three months ended September 30, 2006 compared to $356,000 for the same period in 2005, primarily due to increased financing related expenses related to efforts to separately finance our cervical cancer business. General and administrative expenses for the third quarter 2006 include $23,000 of expenses related to adoption of Statement of Financial Accounting Standard (''SFAS'') No. 123R, as discussed in the notes to the condensed consolidated financial statements. General and administrative expenses are expected to increase in the future with increases in SimpleChoice revenue.

  Net Interest and Other Income. Net interest and other income decreased to $88,000 for the three months ended September 30, 2006 as compared to expense of $96,000 for the same period in 2005. Interest expense increased to $188,000 for the three months ended September 30, 2006 from $96,000 for the same period in 2005 and the other income includes $100,000 payment that the Company received for the exclusive negotiation agreement we signed for our ISF technology. The increase was primarily due to the interest on bridge loans of $3.2 million during the third quarter of 2006.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

  General. Net loss attributable to common stockholders was $4.1 million during the nine months ended September 30, 2006 as compared to a net loss attributable to common stockholders of $4.0 million for the same period in 2005.

  Revenue. Product revenue decreased slightly to $791,000 for the nine months ended September 30, 2006 from $812,000 for the same period in 2005, primarily due to a decrease in SimpleChoice sales and offset by increase in contract revenue on our interstitial fluid technology. SimpleChoice sales were $308,000 for the nine months ended September 30 2006, versus $592,000 for the same period in 2005.

  Cost of Sales. Cost of sales decreased to $827,000 for the nine months ended September 30, 2006 from $1.1 million for the same period in 2005. This decrease was due primarily to a decrease in SimpleChoice revenue in 2006 when compared to the same period in 2005.

  Research and Development Expenses. Research and development expenses increased to approximately $1.6 million for the nine months ended September 30, 2006 compared to $1.3 million for the same period in 2005. The increase in research and development expenses resulted from an increase in cancer research and development by $929,000, offset by a decrease in SimpleChoice research and development ($482,000).

  Sales and Marketing Expenses. Sales and marketing expenses decreased to $207,000 during the nine months ended September 30, 2006 from $361,000 for the same period in 2005, due to the reduction of our SimpleChoice marketing function.

  General and Administrative Expenses. General and administrative expenses increased to $1.6 million during the nine months ended September 30, 2006 compared to $1.2 million for the same period in 2005, primarily due to increased financing related expenses. General and administrative expenses for the third quarter 2006 include $68,000 of expenses related to the adoption of SFAS No. 123R as discussed in the notes to the condensed consolidated financial statements. General and administrative expenses are expected to increase in the future with increases in SimpleChoice revenue.

  Net Interest. Net interest expenses increased to $496,000 for the nine months ended September 30, 2006 as compared to $298,000 for the same period in 2005. The increase is primarily due to the interest on bridge loans of $3.2 million during the first quarter of 2006.

  Other Income. The other income includes $100,000 payment that the Company received for the exclusive negotiation agreement we signed for our ISF technology.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At September 30, 2006, we had cash of approximately $122,000 and negative working capital of approximately $10.8 million.

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

  Our major cash flows in the nine months ended September 30, 2006 consisted of cash out-flows of $3.2 million from operations (including $3.8 million of net loss), an addition of $64,000 to property and equipment and $3.1 million cash in-flow from the issuance of notes payable.

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

  On June 27, 2006, we reported that our contract with the National Institute on Alcohol Abuse and Alcoholism (NIAAA) to develop a device to continuously monitor alcohol in the human body, was increased by $900,000 and extended for another year. We received a one-time overhead adjustment payment of $250,000 in October 2006. The value of the contract awarded to date is $3.2 million. An additional $500,000 may be awarded in 2007 at NIAAA's option.

  On September 13, 2006 we reported that we were awarded a fifth grant of approximately $690,000 by the National Cancer Institute (NCI) for development of the company's non-invasive cervical cancer detection technology. To date, SpectRx has been awarded a total of $3.2 million in NCI grant funding for the program. The grant is intended to complete the ongoing U.S. Food and Drug Administration (FDA) pivotal clinical trial. We received approximately $111,000 during the quarter for this grant and it has been accounted as reduction of research and development expenses.

  On February 3, 2006, our subsidiary, GT obtained a $1.5 million loan, made by about a dozen individuals and entities (the ''Investors'').  To evidence such borrowing, GT executed promissory Notes (the ''First Notes'') in favor of each of the Investors.  Proceeds of the loan will be used by GT to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of GT.  We continue to seek funding for our cervical cancer diction technology.   In order to secure GT's obligations under the First Notes, Sterling has granted to the Investors a security interest in and lien on all of its assets.

  The original due date on the First Notes was August 2, 2006 and is now extended to December 22, 2006.

  On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.   The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was secured by our shares of GT and was paid in full on June 28, 2006.

  On June 28, 2006, we entered into a bridge loan agreement (the ''Bridge Loan Agreement'') with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III (each, a ''Lender,'' and collectively, the ''Lenders''), and ProMed Management, Inc., as agent for the Lenders pursuant to which, each Lender made a loan (each a ''Loan,'' and collectively, the ''Loans'') to SpectRx.  At September 30, 2006, the aggregate principal amount of loans was $1,592,000. From September 30, 2006 through November 14, 2006, an additional $125,000 was borrowed.  The Bridge Loan Agreement contains representations, warranties and covenants of the Company and the Lenders that are typical for an agreement of this type.

  Each Loan is evidenced by a senior secured bridge loan note (each, a ''Note'' and, collectively, the ''Second Notes'') payable to the order of the Lender.  The interest rate on the Second Notes is 14% per annum.  The entire principal amount of the Notes and all accrued and unpaid interest thereon will be immediately due and payable if an Event of Default (as defined in the Bridge Loan Agreement) occurs and the interest rate on the Notes will increase to 18% while an Event of Default has occurred and is continuing.

  The original due date on the Second Notes was August 31, 2006 and is now extended to December 22, 2006. At September 30, 2006, we have accrued approximately $135,000 of interest, which is included in the bridge loan in the accompanying balance sheet.

  The Notes are senior secured obligations of the Company and are secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a second in priority lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through June 30, 2007, excluding any amounts due on our redeemable convertible preferred stock and bridge loans during the year. We are seeking a collaborative partner to move forward with our insulin delivery and continuous glucose monitoring programs. We will need to raise additional funding in order to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  New Accounting Pronouncements

  In December 2004, the Financial Accounting Standards Board (''FASB'') issued SFAS No. 123R, ''Shares-Based Payment.'' SFAS No. 123R requires that the fair value of stock options be recorded in the results of operations and was effective for us on January 1, 2006. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. We recognized an expense of $68,000 for the nine months ended September 30, 2006.

  In November 2004, the FASB issued SFAS No. 151, ''Inventory Costs.'' This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and waste material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement was effective for inventory costs incurred after December 31, 2005. Adoption of this statement did not have a material effect on our financial statements.

  In May 2005, the FASB issued SFAS No. 154, ''Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.'' SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. The statement requires retrospective application to prior periods' financial statements of changes in accounting principles unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on our financial statements.

  In June 2006, the FASB issued FASB Interpretation No. 48, ''Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109'' (''FIN 48''), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position and results of operation or cash flows.

  In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, 132 (R)" ("SAFS No. 158"). SFAS No. 158 requires the recognition of an asset for a plan's overfunded status or a liability of a plan's underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006 as it relates to recognition of the funded status of a benefit plan requirement to measure plans assets and benefit obligation as of the employer's fiscal year-end statement of financial position is effective fiscal years ending after December 15, 2008. Since we do not have defined benefit plan, the adoption of SFAS No. 158 will have no impact on our financial position, results of operations or cash flows.

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

  Additional debt or equity financing will be required for the Company to continue as a going concern. Management has plans to obtain additional funds through SimpleChoice sales, the financing of its cervical cancer activity, other asset sales, additional debt or equity financings and new collaborative partnerships. Management believes that additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond June 30, 2007. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays, are unable to obtain additional debt or equity financing, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable convertible preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  Subsequent to the $3.2 million in debt financing obtained in 2006, our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must obtain additional funds through the financing of our cervical cancer activity or obtain financing through a collaborative partner in order to execute our plans to launch our remaining products in our SimpleChoice product line and grow our revenues to sufficiently higher levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond June 30, 2007. Therefore, it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before June 30, 2007. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured. We are in the process of obtaining binding subscription agreements for a financing of our cancer opportunity, however, there is no assurance that we will be able to close the deal and collect the funds. We are managing the development of our glucose monitoring and interstitial fluid technology through a contract with the National Institute on Alcohol Abuse and Alcoholism while we also look for a collaborative partner to fund the development of our glucose monitoring technology. We have also reduced our SimpleChoice operation in order to conserve cash. However, there can be no assurance that we will be able to successfully implement or continue these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable, and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to launch the SimpleChoice product line, to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $66.5 million at September 30, 2006.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

  We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners. We are seeking a collaborative partner for our glucose monitoring technology and are seeking funding for our cervical cancer detection program. Any failure to find a collaborative partner to fund our operations and capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures will be largely discretionary and will depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 28 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through September 30, 2006.

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

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office (the ''USPTO'') may institute interference proceedings. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2006 will come from contracts and sales of our SimpleChoice diabetes product line. We sold our BiliChek product line in 2003 and had continuing revenue from earnout payments. We received a payment for earnout of about $1.0 million for 2004, an advance of $1.0 million in the second quarter of 2005 and a final payment of $1.5 million in October 2005. There will be no further payments. Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  One of our SimpleChoice competitors, Medtronic MiniMed, has changed their warranty policy to discourage competition and to maintain, what we view as, a monopoly in insulin infusion sets. They refuse to honor any warranty on their insulin infusion pumps unless their infusion sets are used with those pumps. We are reviewing our options and the impact that this policy is having on various state funded healthcare costs.

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

  Since we are relying on third party manufacturing for our initial product offerings in the SimpleChoice product line, we are dependent upon those parties for product supply. We are not presently able to meet the payment demands of our manufacturer and we may be forced to find a new manufacturer or pay for product in advance. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction or create lower availability of product than our expectations. These delays could lead to lower revenue achievement and additional cash requirements for us.

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

  The development, manufacture and sale of medical products entail significant risks of product liability claims. We currently have no product liability insurance coverage beyond that provided by our general liability insurance. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale of our products. A successful product liability claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. In addition, product liability insurance is expensive and may not be available to us on acceptable terms, if at all.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 39.6% of our outstanding common stock as of September 30, 2006. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2006.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the financial statements included in this report and the payments of ''outstanding accrued dividends'' and ''redemption'' under the settlement. On July 15, 2004, Abbott sent us a letter notifying us that we were in default on two separate payments due in 2004 and demanding payment. On July 22, 2004, we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

  On March 21, 2006, the court stayed the litigation and ordered the parties to arbitrate the claims pursuant to the arbitration agreement contained in our Research & Development and License Agreement with Abbott. This arbitraton has been delayed in order to allow time for additional discussion to take place.

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

  We and Altea Technologies, Inc. (''Altea'') and Non-Invasive Monitoring Company, Inc. have twice arbitrated specified claims under our license and joint development agreements related to glucose monitoring. In December 2001, we and Altea reached a settlement related to our most recent arbitration, which amended the agreement with Altea and provided several changes to the obligations of both parties. Under the settlement, we both agreed to a process to agree on what is joint technology covered by the agreement, to end the inclusion of future intellectual property into joint technology, to eliminate any test for commercialization other than ordinary due diligence and to modify the scope of royalty payments. As part of the settlement, we agreed to pay minimum royalties due from 2002 through 2004 in advance during 2002 and 2003, in exchange for a reduction in minimum royalties in future years. In November 2002 and July 2003, we modified our agreement with Altea to postpone some of the advance payments of minimum royalties until 2003 and 2004. We paid $1.9 million, $1.35 million, $200,000 and $238,000 for 2002, 2003, 2004 and 2005, respectively.

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

  On February 22, 2005, we received a letter of patent infringement from ICU Medical, Inc. (''ICU Medical'') related to our SimpleChoice product line. We received the letter shortly after meeting with the CEO of ICU Medical to discuss partnering opportunities related to SimpleChoice. Management believes that the infringement claim is without merit and has provided information to ICU Medical that supports our position.

  On December 6, 2006, Accellent, Inc., the manufacturer of our insulin infusion sets, attempted to file suit in the state courts of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling Medivations, Inc., seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance which they claim to be $ 318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling Medivations, Inc. currently has received only $ 167,000 in unpaid invoices. We expect the suit that was filed to be dismissed, however it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

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

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the financial statements included in this report and the payments of ''outstanding accrued dividends'' and ''redemption'' under the settlement. On July 15, 2004, Abbott sent us a letter notifying us that we were in default on two additional payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

Date:	December 21, 2006