Form 10KSB
period 2006-12-31
SPECTRX INC
filed 2007-04-30
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ ] No [ X ]

Issuer's revenue for its most recent fiscal year. $977,000

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.8 million as of March 31, 2007, based upon the closing sales price of the registrant's Common Stock reported for such date by the OTC Bulletin Board.

As of April 9, 2007, the registrant had outstanding 11,948,631 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

Parts of the Proxy Statement relating to the issuer's 2007 Annual Meeting of Stockholders documents are incorporated by reference in Part III, Items 9, 10, 11, 12 and 13.

Transitional Small Business Disclosure (check one): Yes [ ] No [ X ]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a medical technology company focused on developing innovative medical devices that have the potential to improve health care. Our technology, including products in research and development, includes: a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, b) innovative methods of sampling interstitial fluid using laser energy to create micropores for improved glucose and alcohol monitoring and c) innovative methods of delivering insulin to people with diabetes with our SimpleChoice® product line. In 2007, we intend to sell or license our insulin delivery business and focus on completing the development of our cervical cancer detection device.

Non-Invasive Cervical Cancer Diagnostics-

We believe our cervical cancer detection device will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe our cervical cancer detection product can improve patient well-being and reduce healthcare costs since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care. Our cervical cancer detection device is currently undergoing tests as part of a U.S. Food and Drug Administration (FDA) pivotal trial, and we have now tested more than 1,250 of the estimated 1,800 women needed to complete the trial.

Diabetes Management-

Our insulin delivery products, including those in development, are designed to deliver insulin more comfortably and effectively than competing products. We plan to sell or license this business in 2007. In glucose monitoring, we are conducting activities intended to produce a product that can measure glucose levels more conveniently and more frequently than products currently sold by our competitors. We are also investigating other applications for our interstitial fluid extraction technology, including cancer detection.

OUR BUSINESS STRATEGY

We provide innovative medical products that improve the quality of life. Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and increases stockholder value. To achieve this mission, we are pursuing the following business strategies:

  Complete FDA Pivotal Trial for Cervical Cancer Diagnostic Product and Obtain Capital Investment for Product Development and Launch. Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Bringing this product to market is the main focus of our business. In order to adequately finance the completion of the FDA pivotal trial, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed.

  Sell our Non-core Business. We intend to sell or license our SimpleChoice® business to raise cash and to focus on our non-invasive cervical cancer diagnostics business. We believe that this strategy could provide non-dilutive capital to advance our main cancer detection business.

  INDUSTRY OVERVIEWS

  NON-INVASIVE CANCER DIAGNOSTICS PRODUCTS

  CERVICAL CANCER DETECTION - GUIDED THERAPEUTICS

  Background

  According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide, and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found and treatment begins, the better a patient's chances are of being cured. We began investigating the applications of our technologies to cancer detection before 1997, when we initiated a market analysis for these uses. We concluded that our biophotonic technologies had applications for the detection of a variety of cancers through the exposure of tissue to light. We selected cervical cancer and skin cancer from a list of the ten most attractive applications as categories of cancer to pursue initially, and currently are focused only on the development of our non-invasive cervical cancer detection product.

  Cervical Cancer

  Cervical cancer is a cancer that begins in the lining of the cervix; the lower part of the uterus. Cervical cancer forms over time and may spread to other parts of the body if left untreated. There is generally a gradual change from a normal cervix to a cervix with precancerous cells to cervical cancer. For some women, precancerous changes may go away without any treatment. While the majority of precancerous changes in the cervix do not advance to cancer, if precancers are treated, the risk that they will become cancers can be greatly reduced. The Pap smear, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Most cervical cancers are associated with certain strains of the human papillomavirus (HPV).

  Cervical Cancer Market

  The American Cancer Society estimates that about 11,150 cases of invasive cervical cancer will be diagnosed in 2007 in the United States, and predicts 3,670 deaths from cervical cancer for 2007. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 370,000 new cases reported each year.

  We believe that our major market opportunities related to cervical cancer are in detection and screening. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the U.S. has declined dramatically, due mainly to the increased use of the Pap smear screening test. However, the Pap smear screening test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for HealthCare Policy and Research published in 1999 showed Pap test performance ranging from a sensitivity of 22% and specificity of 78% to sensitivity of 95% and specificity of 10%. About 60 million Pap tests are given annually in the U.S. The average price of a Pap test in the U.S. is about $26. New technologies improving the sensitivity and specificity of Pap smear screening have recently been introduced and are finding acceptance in the marketplace.

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

  In 2006, a new vaccine for certain strains of HPV was approved by the FDA. The vaccine is administered in three doses, and according to guidelines, preferably to girls before they become sexually active. The approved vaccine is effective against 70% of the strains of HPV thought to be responsible for cervical cancer. Due to the limited availability and lack of 100% protection against all potentially cancer-causing strains of HPV, we believe that the vaccine will have a limited impact on the cervical cancer screening and diagnostic market for many years.

  Our Non-invasive Cervical Cancer Detection Product

  We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The device is expected to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. This feature of our system also could allow doctors to make intelligent choices in selecting biopsy sites and could be expanded for use in assisting the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component similar to those we developed and manufactured for our former infant jaundice product, the BiliChek™, which was sold in 2003. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch our cervical cancer detection product first in the developed countries of Europe in tandem with procuring FDA approval in the U.S.

  To date, more than 2,000 women have been tested with various prototype devices in multiple clinical settings. During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population included 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue-specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 patients included in this study, 20 had high-grade precancers, 36 had low-grade precancers, 146 had benign lesions and 116 had normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

  Most of our development effort from 1998 to 2001 occurred under a collaborative agreement with Welch Allyn, Inc. (Welch Allyn), which specifically focused on the development of a cervical cancer detection product. In November 2002, we reached an agreement terminating the collaborative development arrangement with Welch Allyn, effective as of December 10, 2001, and agreeing to certain cross-licensing provisions of technology developed under the collaborative agreement. As part of the termination agreement, we agreed to provide certain royalties on one jointly developed patent to Welch Allyn if a product is commercialized, subject to offsets for patent expenses and other limitations.

  In 2001, a study published in the Journal of Lower Genital Tract Disease reported that prototypes of our non-invasive cervical cancer detection device detected 25% more incidences of disease than Pap tests. The study of 111 women, conducted at two U.S. sites, also showed that the performance of the prototypes was not affected by age, history of childbirth or previous cervical surgical history and generated results across an age range of 18 to 73 years. The data from the examinations of the patients in the study using our prototypes and Pap tests were compared to colposcopy and biopsy results. The results showed that our devices were able to tell the difference between low-grade and high-grade precancers, as well as indicate their locations on the cervix, when compared to biopsy. Of the 111 patients included in the study, 19 had high-grade precancer, 30 had low-grade precancer, 34 had other diseases or scar tissue and 28 were considered normal.

  In 2002, we collected additional data on 600 patients using three prototype devices. This data was used to develop our algorithm in preparation for FDA pivotal trials. The FDA pivotal trials started using our existing prototype devices and are expected to conclude using a production prototype.

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

  The study was conducted at the Medical College of Georgia Gynecologic Cancer Prevention Center by principal investigator Daron G. Ferris, MD. A group of 176 women, who completed the non-invasive test and a colposcopic examination, completed a 24-item questionnaire, which included a series of questions regarding their willingness to use or recommend the test. We provided the device for the trial, but did not provide any financial assistance for the independent study.

  In February 2003, we announced we had received a two-year, $1.3 million grant from the National Cancer Institute (NCI) to support our FDA pivotal clinical trials. In June 2004, we announced that we were selected to receive another grant of $1.1 million from the NCI to develop one commercial version of the device.

  In January 2004, we reported to the NCI the results of a pre-pivotal clinical trial sponsored by the agency. The study cohort consisted of 506 women ranging in age from 16-years to 75-years. Results of the NCI-sponsored study indicated that our technology could reduce by 55% the number of unnecessary follow-up procedures as a result of false positive Pap test results.

  In May 2004, we announced that the FDA had completed its review of our pivotal trial protocol using a prototype device and we began enrollment of patients for the pivotal trial in June. Upon completion of the pivotal trials, we plan to submit an application for regulatory approval through the premarket approval (PMA), process of a production prototype, although we must obtain additional funding. We also plan to ask for expedited review. Unexpected problems, however, may arise during the development and regulatory approval processes.

  In 2005, we continued to conduct our pivotal clinical trial, which had collected data on over 900 women by the end of the year. In 2005, we also completed work on our commercial prototype. In 2006, we continued to enroll subjects in our pivotal clinical trial and by the end of the year, had enrolled 1,236 subjects.

  In March 2006, we announced that two clinical studies, presented at the American Society for Colposcopy and Cervical Pathology (ASCCP) Biennial meeting, indicated that our non-invasive cervical cancer detection device is more effective at determining whether a woman has cervical precancer or a benign lesion than traditional testing, including Pap and HPV.

  In May 2006, we announced that the first pre-production cervical cancer detection device using a single-use, self calibrating disposable was placed in a clinic for evaluation.

  In September 2006, we announced that the NCI awarded a fifth grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology. This grant is being used to further the ongoing FDA pivotal clinical trial. In 2006, we received approximately $522,666 of NCI grant funds, with approximately $134,000 remaining as of December 31, 2006.

  The market for cervical cancer screening is currently dominated by lab-based cytological screening of samples obtained from patients. The market for primary screening is dominated by Cytyc, Inc., which markets the Thin Prep Pap test and Digene, Inc., which markets another method of cervical cancer screening, HPV detection. Digene is attempting to gain permission to use its device for primary screening. The Digene HPV test is already approved for use as a follow-up to ambiguous Pap results and as an adjunct to the Pap test for screening women aged 30 and over. We have conducted marketing research related to the cervical cancer market and the impact of the growth of the lab-based cytological screening products. We are reviewing the impact of the changing competitive landscape related to our product development pace and our initial and potential positioning. We will have to demonstrate clinical and commercial effectiveness to be able to change current medical practice behavior and capture market share. Accordingly, we cannot be sure that these events will occur.

  DIABETES MANAGEMENT

  Background

  Diabetes is a major health care problem and, according to recent estimates by the World Health Organization, the number of people with diabetes will grow to 300 million people worldwide over the next 25 years. If undiagnosed or untreated, diabetes can lead to severe medical complications over time, including blindness, loss of kidney function, nerve degeneration, and cardiovascular disease. Diabetes was the sixth leading cause of death by disease in the United States in 2002 and was estimated in 2002 to cost the U.S. economy over $132 billion annually, including indirect costs such as lost productivity.

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

  Insulin Delivery Market

  Of the estimated over 100 million people with diabetes worldwide, including 20.8 million in the U.S. as of 2005, approximately 5-10% have Type I diabetes. Of the remaining people with diabetes, about 35% use insulin periodically to manage their condition. It is estimated that between 2.5 to 3.0 million individuals with Type II diabetes in the U.S. use insulin on a regular basis.

  Our Insulin Delivery Products

  We commenced our entry into the insulin delivery business through our acquisition of Sterling Medivations on December 31, 2001. In the fourth quarter of 2002, we shipped a small quantity of SimpleChoice diabetes management products, including a reservoir for holding insulin in an insulin pump that is intended to be marketed with our insulin infusion sets. In 2007, we intend to sell or license our SimpleChoice diabetes management business.

  In addition to insulin sets and reservoirs, the SimpleChoice product line includes insertion devices and other disposables. We are selling our products through distributors and durable medical equipment sellers, however sales are not sufficient to maintain the business. We are no longer manufacturing SimpleChoice infusion set products because we have sufficient inventory to meet near term demand. We are preparing to manufacture insulin reservoir products. We plan to sell or license this business in 2007.

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

    an aging and more obese population
    the realization that tight glucose control dramatically reduces the risk of complications associated with diabetes;
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

  Glucose monitoring products have evolved rapidly over time. The largest portion of this market is in conventional finger stick products. In the past, various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products. There are blood glucose monitoring products now on the market that are designed to draw blood from the arm or leg, called alternate site products. Also in development are a number of continuous glucose monitoring products, which may reduce the need for finger sticks to draw blood. Many of these continuous monitoring products under development require a probe or sensor to be inserted under the skin and require frequent calibration with a conventional single use blood-based finger stick product. Recently, Dexcom, Inc., Medtronic MiniMed and Abbott Diabetes Products, a division of Abbott Laboratories, Inc. (Abbott) (formerly Therasense, Inc.), have filed for FDA approval or received FDA approval for various continuous glucose monitoring devices that involve putting a sensor under the skin.

  Our Glucose Monitoring Activities

  We are developing technology for use in a glucose monitoring product that should allow people with diabetes to easily, less painfully and accurately measure their glucose levels. We do not plan to sell this business; however, we are likely to seek a licensing arrangement. Our focus is on refining our proprietary interstitial fluid sampling technology. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on our research, as well as independent research, have shown that interstitial fluid glucose levels correlate closely with blood glucose levels. We believe that using interstitial fluid to measure glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma before it can be measured to obtain an accurate result.

  Because our glucose monitoring technology is designed to obtain a sample of interstitial fluid through the outermost layers of the skin and does not require a blood sample, its use does not significantly stimulate pain sensors and capillaries found in the deeper layers of skin. This technology is expected to be free of the pain and blood involved in conventional finger stick or alternate site techniques. The primary focus of our activity is currently on the continuous monitoring product. We had previously been developing our single-use glucose monitoring product under a 1996 collaborative agreement with Abbott, which was terminated in January 2003. Abbott provided investments, milestone payments and reimbursement for research and development in support of the development program. On February 17, 2005, we announced that we had filed suit in Cobb County, Georgia against Abbott related to confidential information we provided in relation to the glucose program.

  We plan to proceed with the development of our continuous glucose monitoring technology as quickly as possible by licensing our technology or entering into an agreement with another entity to develop, or co-develop, our technology. In order to proceed, we need to identify a low glucose volume assay technology and obtain funding from a strategic partner or other source. We are currently in discussions with several potential strategic partners that we believe have the suitable glucose sensing technology that we need. We will need to reach an agreement with any collaborative partner to provide needed funding for additional product development, regulatory approval, production ramp-up and commercialization activities, or raise additional funds. We have been looking for a suitable collaborative partner since January of 2003. If we do not identify a strategic partner, we may be unable to continue to pay our minimum royalty payment to Altea under our agreement and will lose the rights to most of the patents and technology related to glucose monitoring. There can be no assurance that we will be able to reach an agreement with a collaborative partner or find additional funding sources.

  In addition to our activities aimed at using our laser-based micropore technology for glucose, we are also involved in externally funded research and development activities aimed at using interstitial fluid for continuous alcohol testing. Our research contract for alcohol testing with the National Institutes of Health totaled about $3.2 million for the first three years, beginning May 1, 2003, and was extended in June 2006 to four years.

  INFANT JAUNDICE

  Our first commercial product, the BiliChek system for non-invasive detection of jaundice in infants, was introduced in 1998. The infant jaundice product was originally developed under a collaborative agreement with Respironics, Inc. (Respironics), which also granted Respironics an exclusive license to market and sell the product line in the United States and Canada. In March 2003, we announced that we had sold the assets related to the infant jaundice products to Respironics. Under the terms of the Asset Sale Agreement, we were to receive ongoing payments from the sale of the disposable element of the product line, trademarked the BiliCal, over the base amount of unit sales to distributors sold in 2002 for a period not to exceed five years. In addition, we could have received earnout payments based upon certain revenue achievements of the sales of infant jaundice products by Respironics over the four years following the sale. We also provided some engineering work to Respironics and received a $1.0 million payment in the fourth quarter of 2003 related to the transaction. Our earnout accrual for 2004 totaled $1,030,000. In October of 2005, we completed the sale of the BiliChek for $1.5 million, bringing the total amount received to approximately $9.3 million.

  COLLABORATIVE ARRANGEMENTS

  We had previously been developing our glucose monitoring product under a 1996 collaborative agreement with Abbott, which was terminated in January 2003. Abbott provided investments, milestone payments and reimbursement for research and development in support of the development program. We are seeking to license our technology or a new collaborative arrangement for our glucose monitoring product, which was formerly being developed with Abbott. If we enter into a new collaborative agreement, we will be, to varying degrees, dependent upon any collaborative partner for funding or providing the development, clinical testing, regulatory approval, manufacturing, and commercialization of our products.

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

  In connection with this matter, we have not paid approximately $5.7 million of the amounts due through 2006.

  As of December 31, 2004, all shares of Abbott preferred stock automatically converted to a total of 506,098 common shares and Abbott no longer holds any preferred stock, although our obligation under the settlement agreement is unchanged. We have not issued these shares yet, but we believe that Abbott has the voting rights associated with them.

  On February 17, 2005, we initiated litigation against Abbott relating to a previously disclosed dispute over intellectual property issues, as attempts to resolve these issues through negotiations failed. We are represented in this matter under a contingency fee arrangement. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed. Since August 2006, we have been in settlement discussions with Abbott.

  LICENSING ARRANGEMENTS

  Georgia Tech Research Corporation

  We have a license agreement with Georgia Tech Research Corporation. Under this agreement, entered into in May 1991, as amended, Georgia Tech Research Corporation has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know-how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement. The current expiration date for this agreement is July 2011. As of December 31, 2006, we did not owe any amounts under this agreement.

  Altea Technologies, Inc.

  In March 1996, we entered into a license and joint development agreement among us, Altea Technologies, Inc. (Altea) and Non-Invasive Monitoring Company, Inc. (Non-Invasive Monitoring). Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. This agreement also covered one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea for the first year subject to both parties' approval. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. There are currently 15 granted U.S. patents, four U.S. patent applications and a variety of foreign patents and patent applications covered by the agreement.

  We are obligated to pay royalties to Non-Invasive Monitoring for products using technology it owns under the agreement and to Altea for products using technology it owns under the agreement, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea (see Note 7 of the notes to consolidated financial statements). If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference. To date, we have only paid minimum royalty payments to Altea. Currently, minimum payments are approximately $85,338 per quarter.

  We, Altea and Non-Invasive Monitoring have twice arbitrated claims under these agreements.

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

  RESEARCH, DEVELOPMENT AND ENGINEERING

  To date, we have been engaged primarily in the research, development and testing of our glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. During 2004 and 2005, we spent a significant amount of resources on research and development in the area of insulin delivery as a consequence of our 2001 acquisition of Sterling Medivations. From inception to December 31, 2006, we incurred about $44.0 million in research and development expenses, net of about $14 million, which was reimbursed through collaborative arrangements. Research and development costs were about $2.0 million in 2005 and $2.0 million in 2006.

  During 2006, there were two distinct groups conducting research, development and engineering. One group consisted of engineers and support personnel who design optics, electronics, mechanical components and software for the cancer detection products market, alcohol detection products under the contract with the National Institute on Alcohol Abuse and Alcoholism (NIAAA) and continuous glucose monitoring products. The second group consists of engineers developing insulin delivery products.

  We believe that the interstitial fluid sampling technology we have under development for use in connection with our glucose and alcohol monitoring products may also be used to develop alternatives for some blood tests where the analyte being tested is also present in comparable volumes in interstitial fluid.

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

  MANUFACTURING AND CERTIFICATION

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

  PATENTS

  We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product. We have been jointly granted 16 patents with Altea, and have jointly applied with Altea for two patents related to this device. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product, and we previously licensed this proprietary technology to Roche Diagnostics, Inc. (Roche), although there is currently no development activity on this product. We have assigned our patents and patent licenses related solely to the BiliChek system to Respironics as a part of the asset sale of that product, and have a royalty free exclusive license from Respironics to seven other patents for use outside the infant jaundice management field. We now have 13 granted U.S. patents and six pending patent applications in the U.S. related to insulin delivery. We also have additional pending international patents and patent applications related to insulin delivery. We also have 15 granted US patents and five pending patent applications related to cancer detection.

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

  COMPETITION

  The medical device industry in general, and the markets for insulin delivery, glucose monitoring, diabetes detection tests and cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of insulin delivery systems, personal glucose monitors, diabetes detection tests, and cervical cancer detection and prevention products.

  Current cervical cancer screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Cytyc Corporation and HPV testing from Digene Corporation, have introduced other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection such as MediSpectra. MediSpectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers. The claim indicates that the MediSpectra device should be used after colposcopy as an adjunct. We will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage.

  In June 2006, the FDA approved the HPV vaccine Gardasil from drug maker Merck. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. In worldwide clinical analyses, however, women who were already infected with one or more of the four HPV types targeted by the vaccine (6, 11, 16, or 18) were protected from clinical disease caused by the remaining HPV types in the vaccine. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap smears. In 2007, GlaxoSmithKline is expected to seek approval in the United States for a similar preventive HPV vaccine, known as Cervarix.

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

  GOVERNMENT REGULATION

  All of our products are, or will be, regulated as medical devices. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and may be subject to regulations of relevant foreign agencies. Noncompliance with applicable requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals or clearances, recall or seizure of products, operating restrictions, denial of export applications, governmental prohibitions on entering into supply contracts, and criminal prosecution. Failure to obtain regulatory approvals or the restriction, suspension or revocation of regulatory approvals or clearances, as well as any other failure to comply with regulatory requirements, would have a material adverse effect on our business, financial condition and results of operations.

  The FDA regulates the clinical testing, design manufacture, labeling, packaging, marketing, distribution and record-keeping for these products to ensure that medical products distributed in the United States are safe and effective for their intended uses. The Clinical Chemistry Branch of the FDA's Division of Clinical Laboratory Devices has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel is an external advisory panel that provides advice to the Clinical Chemistry Branch regarding devices that it reviews. This panel meets from time to time and provides comments on testing guidelines. There may be new FDA policies or changes in FDA policy that are materially adverse to us.

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

  A medical device manufacturer may seek clearance to market a medical device by filing a 510(k) premarket notification with the FDA if the manufacturer establishes that a newly developed device is substantially equivalent to either a device that was legally marketed before May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to a device that is currently legally marketed and has received 510(k) premarket clearance from the FDA. The 510(k) premarket notification must be supported by appropriate information, which may include data from clinical trials to establish the claim of substantial equivalence. Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA determines the device to be substantially equivalent to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from three to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take substantially longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or may require additional information.

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

  The FDA requires us to register as a medical device manufacturer and list our products. We are also subject to inspections by the FDA and state agencies acting under contract with the FDA to confirm compliance with good manufacturing practice. These regulations require that we manufacture our products and maintain documents in a prescribed manner with respect to manufacturing, testing, quality assurance and quality control activities. The FDA also has promulgated final regulatory changes to these regulations that require, among other things, design controls and maintenance of service records. These changes will increase the cost of complying with good manufacturing practice requirements.

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

  EMPLOYEES AND CONSULTANTS

  As of December 31, 2006 we had 21 regular employees and consulting or other contract arrangements with 5 additional persons to provide services to us on a full- or part-time basis. Of the 26 people employed or engaged by us, 15 are engaged in research and development activities, 1 is engaged in sales and marketing activities, 1 is engaged in clinical testing and regulatory affairs, 2 are engaged in manufacturing and development, and 7 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

  ALTHOUGH IT IS LIKELY THAT WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS WITHIN THE NEXT EIGHT MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  Additional debt or equity financing will be required for us to continue as a going concern. Management has plans to obtain additional funds through the sale of our SimpleChoice product line, the financing of our cervical cancer detection business, additional debt or equity financings and new collaborative partnerships. Management believes that additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond December 31, 2007. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays, are unable to obtain additional debt or equity financing, are unable to meet our sales projections or if we are unable to satisfactorily resolve our differences with Abbott regarding the schedule of payments for the redemption of the redeemable convertible preferred shares, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  Subsequent to the restructuring of the ProMed and Guided Therapeutics Bridge notes completed in March 2007 into a three year senior secured convertible debt financing, our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must obtain additional funds through further financing transactions or through a collaborative partner in order to execute our plans to launch our cervical cancer detection product line and grow our revenues to sufficiently high levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that the sale of our SimpleChoice product line and additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond December 31, 2007. Therefore, it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan or if we are unable to sell our SimpleChoice product line, we will have to raise additional funds before December 31, 2007. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured. We have determined to make cervical cancer detection the focus of our business. We are managing the development of our glucose monitoring and interstitial fluid technology through a contract with the National Institute on Alcohol Abuse and Alcoholism while we also look for a collaborative partner to fund the development of our glucose monitoring technology. We have significantly reduced our SimpleChoice operation in order to conserve cash. However, there can be no assurance that we will be able to successfully implement or continue these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $67.6 million at December 31, 2006.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

  We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners. We are seeking a collaborative partner for our glucose monitoring technology and are seeking funding of the company to support our cervical cancer detection program. Any failure to find a collaborative partner to fund our operations and capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures will be largely discretionary and will depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

  We bear responsibility for all aspects of our SimpleChoice product line and our cervical cancer detection product, which are not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, the sale of our SimpleChoice product line and the funding we are planning to obtain from various sources will be sufficient to satisfy our funding requirements through December 31, 2007, but may not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing would be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

  The SimpleChoice products to date have been introduced subject to 510(k) premarket notification submissions. There have been 28 510(k) premarket notification submissions related to SimpleChoice approved by the FDA through December 31, 2006.

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

  We have been issued, or have rights to, 49 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 15 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, infant jaundice and insulin delivery products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office USPTO may institute interference proceedings. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2007 will come from contracts and the sale of our SimpleChoice diabetes product line. We sold our BiliChek product line in 2003 and had continuing revenue from earnout payments. We received a payment for earnout of about $1.0 million for 2004, an advance of $1.0 million in the second quarter of 2005 and a final payment of $1.5 million in October 2005. There will be no further payments. Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

  BECAUSE OUR PRODUCTS, WHICH USE DIFFERENT TECHNOLOGY OR APPLY TECHNOLOGY IN MORE INNOVATIVE WAYS THAN OTHER MEDICAL DEVICES, ARE OR WILL BE NEW TO THE MARKET, WE MAY NOT BE SUCCESSFUL IN LAUNCHING OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

  Our products are based on new methods of glucose monitoring and cervical cancer detection. If our products do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

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

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our former BiliChek products, as well as the diabetes detection product on a limited scale. Our product offerings in the SimpleChoice insulin delivery area are primarily manufactured by a third party. We have had substantial difficulties in establishing and maintaining manufacturing for our SimpleChoice product line and those difficulties have impacted our ability to increase sales. If we do not sell SimpleChoice, there is no assurance that these problems will be solved and we may encounter additional difficulties. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

  SINCE WE RELY ON SOLE SOURCE SUPPLIERS FOR SEVERAL OF OUR PRODUCTS, ANY FAILURE OF THOSE SUPPLIERS TO PERFORM WOULD HURT OUR OPERATIONS.

  Several of the components used in our products or planned products, are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. For our products that require premarket approval, the inclusion of substitute components could require us to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for our products that qualify for premarket notification, the substitute components must meet our product specifications.

  Since we were relying on third party manufacturing for our initial product offerings in the SimpleChoice product line, we were dependent upon those parties for product supply. We are not presently manufacturing our products due to excessive inventory and are unable to meet the payment demands of our manufacturer.

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR SIMPLECHOICE REVENUE UNCERTAIN.

  We are responsible for marketing our SimpleChoice product line and we may be responsible for marketing our cervical cancer device if it is approved. We have relatively limited experience in marketing or selling medical device products and currently only have a one person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms, if at all. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

  ADJUSTMENTS TO THE CONVERSION PRICE FOR OUR SERIES A CONVERTIBLE PREFERRED STOCK, OUR CONVERTIBLE NOTES AND THE EXERCISE PRICE FOR CERTAIN OF OUR WARRANTS WILL DILUTE THE OWNERSHIP INTERESTS OF OUR EXISTING STOCKHOLDERS.

  On March 26, 2004, we entered into agreements with investors to raise capital in a private placement of our series A convertible preferred stock and warrants. As a result of this private placement transaction, there are currently 483,469 shares of our series A convertible preferred stock outstanding convertible into approximately 10.4 million shares of our common stock at a conversion price of $0.65 per share, plus warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $0.81 per share. The conversion price for the series A convertible preferred stock and the exercise price for the warrants may be lowered under certain price adjustment provisions in the certificate of designations relating to the series A convertible preferred stock and the warrants if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

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

  During March 2007, due to the restructuring of certain notes payable, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. In addition, the restructured notes are convertible into 7,246,023 shares of SpectRx common stock at $0.65 per share and the restructured warrants are exercisable for 7,246,023 shares of SpectRx common stock at an exercise price of $0.78 per share.

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 39.6% of our outstanding common stock as of December 31, 2006. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

  On July 15, 2004, Abbott sent us a letter notifying that we were in default on two separate payments due in 2004 and demanded payment. On July 22, 2004,we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent a letter notifying that we were in default on an additional payment due in 2004 and demanded payment. We again responded that we expected to continue to seek to resolve the patent issues and renegotiate the payment terms.

  On February 17, 2005, we initiated litigation against Abbott relating to the dispute over intellectual property issues. We are represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, we have not paid $0.9 million of the amount due in 2004, the $1.8 million due in 2005 or the $1.9 million due in 2006. These amounts have been shown as a current liability. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed. The case is still stayed and neither party has commenced an arbitration proceeding.

  On February 22, 2005, we received a letter of patent infringement from ICU Medical, Inc. (ICU Medical) related to our SimpleChoice product line. We received the letter shortly after meeting with the CEO of ICU Medical to discuss partnering opportunities related to SimpleChoice. Management believes that the infringement claim is without merit and has provided information to ICU Medical that supports our position. There has been no further communication on this matter.

  On December 6, 2006, Accellent, Inc. (Accellent), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling , seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

  Market for Common Stock-

  Our common stock is traded on the OTC Bulletin Board under the ticker symbol SPRX. The number of record holders of our common stock at April 9, 2007 was 142.

  The high and low last sales prices for the calendar years 2005 and 2006 as reported by the OTC Bulletin Board are as follows:

	2005		2006
	HIGH	LOW	HIGH	LOW
First Quarter	$0.65	$0.24	$1.50	$0.19
Second Quarter	$0.55	$0.25	$1.02	$0.52
Third Quarter	$0.30	$0.23	$0.65	$0.47
Fourth Quarter	$0.40	$0.17	$0.52	$0.21

  We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future, except as required pursuant to our Preferred Stock agreements from legally available funds, if any.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" above and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

    access to sufficient debt or equity capital to meet our operating and financial needs;
    our intended sale or license of our SimpleChoice product line;
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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics in 2003. We attempted to commercialize a diabetes screening instrument with Roche and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. (doing business as SimpleChoice), a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2006, we have an accumulated deficit of about $67.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our Cervical Cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2004, 2005 and 2006, a majority of our revenues came from our SimpleChoice insulin delivery product and NIAAA research contract revenue. We expect that the majority of our revenue in 2007 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

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

  Also, as part of a broad effort to reduce operating costs, president and chief operating officer, William "Bill" D. Arthur, III has changed his status with the company to part time, and SimpleChoice has postponed new product development activities.  Mr. Arthur plans to focus his efforts on negotiating and structuring a strategic transaction involving our SimpleChoice products and technology.

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

  Service revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the service revenues. Accordingly, the Company records revenue from service contracts where the service is completed and the customer is invoiced in accordance with the terms of a written, duly executed service contract or purchase order.

  Allowance for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result.

  Inventory Valuation: Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories, if necessary.

  RESULTS OF OPERATIONS

  Comparison of 2005 and 2006

  General. Loss attributable to common stockholders increased to approximately $5.3 million or $0.45 per share in 2006 from approximately $2.6 million or $0.22 per share in 2005. During 2005, we recognized a gain of $2.6 million on gain of sale of our BiliChek line related to our infant jaundice business which had the effect of reducing the loss in 2005.

  We expect net losses to continue. We have no agreements that provide for additional milestone revenue for the foreseeable future and we no longer will be receiving any additional amounts for the sale of our BiliChek line. We have made a decision to enter into a non-binding transaction relating to our anticipated sale of SimpleChoice business and do not expect to see any sales growth in 2007. We are dependent upon the completion of our cervical cancer and interstitial fluid based glucose monitoring development programs and will not have significant sales until a product can be launched. If the cervical cancer product can be launched, it is possible that our product revenue will not meet our expectations. If this were to happen, future net losses could increase as a result of spending increases necessary to complete research, development and clinical trials of our products, begin sales and marketing efforts and establish manufacturing capabilities. This would delay some of our product development activities.

  Revenue and Cost of Product Sales. Total revenues decreased slightly to $977,000 in 2006 from about $983,000 in 2005. The was an increase in revenue from contracts from the National Institute on Alcohol Abuse and Alcoholism (NIAAA), which increased by $225,000 when compared to the 2005 period. SimpleChoice revenue decreased to $375,000 for 2006 from about $727,000 for 2005. Cost of sales decreased to about $1 million in 2006 from about $1.4 million in 2005. Cost of sales was lower by $404,000 due to a decrease in product sales of our SimpleChoice product line in 2006. The cost of sales includes production department overheads of $664,000 and $461,000 for 2005 and 2006, respectively.  SimpleChoice product sales are not growing and it is unlikely that we will be able to create substantial sales growth without a partner or some other substantial change to our product line.

  Research and Development Expenses. Research and development expenses was approximately $2.0 million in 2006 and 2005. There was an increase of about $640,000 in expenses related to our cancer detection technology, a decrease of about $500,000 in development expense related to our SimpleChoice products, and an increase of $180,000 in expenses related to our cancer detection technology, primarily due to reimbursements from the National Cancer Institute of about $1.2 million. We expect research and development expenses to decrease in the future in the area of our glucose monitoring and to increase in the area of our cervical cancer detection program.

  Sales and Marketing. Sales and marketing expenses decreased to $229,000 in 2006 as compared to $463,000 in 2005. The decrease in expense was due to a lower salary expense of $82,000 and lower promotion and advertising expenses of $152,000.

  General and Administrative Expense. General and administrative expense increased to about $2.2 million in 2006 from about $1.5 million in 2005. The significant increases were in higher salary expense ($115,000) associated with the termination of a salary deferral plan for certain executives, higher legal fees ($200,000) and costs associated with the attempted financing of Guided Therapeutics.

  Net Interest Expense and Other Income. Net interest expense in 2006 was $709,000 as compared to $306,000 in 2005. The increase is primarily due to interest expense of $252,000 incurred relating to the bridge loan financings during 2006.

  Other income of $200,000 during 2006 for payments received by the Company during 2006 for an exclusive negotiation agreement signed by the Company for its ISF technology.

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At December 31, 2006, we had cash of approximately $206,000 and negative working capital of approximately $10.0 million.

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

  Our major cash flows in the year ended December 31, 2006 consisted of cash out-flows of $3.6 million from operations (including $5 million of net loss), and an addition of $73,000 to property and equipment and a $3.5 million net cash in flow from the bridge loan financing activities.

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

  On February 3, 2006, our subsidiary, Guided Therapeutics, obtained a $1.5 million loan, made by about a dozen investors.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by Guided Therapeutics to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of Guided Therapeutics.  The interest rate on the notes was 10% per annum and the notes were to mature on August 2, 2006, or the sooner occurrence of a Guided Therapeutics financing.

  On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.  The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was paid in full on June 28, 2006.

  On June 28, 2006, we entered into a bridge loan agreement (Bridge Loan Agreement) with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for the Lenders pursuant to which each Lender made a loan (Loans) to SpectRx.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.  The Company incurred interest expense of $ 254,082 pursuant to these notes during the year ended December 31, 2006.

  Subsequently the SpectRx Bridge loan Agreement and the Guided Therapeutics notes were amended to provide for extensions through February 23, 2007.

  On March 12, 2007, we completed the amendment of the Promed Bridge Loan Agreement to an Amended and Restated Loan Agreement (Amended Loan) with 56 existing and new lenders.   Pursuant to the Amended Loan, the existing bridge loans under the Bridge Loan Agreement were restructured and consolidated into new 13% senior secured convertible notes issued by SpectRx (Convertible Notes), all notes issued by SpectRx's wholly owned subsidiary, Guided Therapeutics, were also restructured and consolidated into Convertible Notes, and new lenders became party to the Amended Loan and were issued Convertible Notes.  The aggregate principal amount of the Amended Loan is $4.7 million due on March 1, 2010. No interest is due until maturity. These notes, totaling approximately $4.7 million, are convertible into SpectRx common stock at $ 0.65 per share and were issued with approximately 7.2 million warrants exercisable at $ 0.78 per share for SpectRx common stock. Additional warrants, exercisable for 676,000 common shares at an exercise price of $0.78, were issued to the placement agent and others in conjunction with this financing.

  The Amended Loan is a senior secured obligation of SpectRx and is secured by (a) a first in priority lien on all of SpectRx's assets; (b) a guaranty by SpectRx's wholly owned subsidiary, Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and Guided Therapeutics.  No payments are due on the Amended Loan until it matures on March 1, 2010 ("Maturity Date").  The interest rate on the Amended Loan is 13% per annum, payable on the Maturity Date of the loan absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan is 18%.

  Subject to customary adjustments (which include full ratchet anti-dilution provisions), the Convertible Notes associated with the Amended Loan are convertible into approximately 7,246,023 common shares and the warrants are exercisable for approximately 7,246,023 shares of common stock. The warrants are currently exercisable. The Convertible Notes are convertible into SpectRx common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of SpectRx common stock at a price of $0.78 per share; both are subject to certain adjustments. The Amended Loan also provides certain registration rights with respect to the shares of SpectRx common stock underlying the Convertible Notes and warrants to the Amended Loan Lenders. The Convertible Notes will automatically convert into convertible preferred, upon the completion of a convertible preferred financing of $5 million or more.

  The issuance of the Convertible Notes and warrants was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The facts relied upon to make the section 4(2) exemption available were:  (i) no underwriters were involved in the issuance and sale of the convertible notes and warrants; (ii) the Amended Loan Lenders were accredited, were experienced with transactions of this nature and had the ability to fend for themselves; (iii) the convertible notes and warrants were acquired by the Amended Loan Lenders for investment only and not with a view to or for sale in connection with any distribution thereof, (iv) appropriate restrictive legends were affixed to the Convertible Notes and warrants, and (vi) the sales of the Convertible Notes and warrants were made without general solicitation or advertising.

  The issuance of the Convertible Notes and the warrants changed the conversion price of the Company's series A preferred stock from $1.50 to $0.65, the exercise price of the Company's series A preferred warrants from $2.25 to $0.81, respectively.

  The Amended Loan Lenders include Mark A. Samuels, Chairman, Chief Executive Officer and Acting Chief Financial Officer of SpectRx; Richard L. Fowler, Senior Vice President-Engineering of SpectRx; William D. Arthur, III, President and Chief Operating Officer of Sterling and Secretary and a director of SpectRx; and, John E. Imhoff, a director of SpectRx, all of whom have a preexisting relationship with SpectRx, consisting of the ownership of an aggregate of approximately 29% of SpectRx's common stock.

  Also, on March 1, 2007, we issued four new short-term unsecured Promissory Notes as payment for amounts due under the June 28, 2006 Bridge Loan Agreement in conjunction with the restructuring as follows: One in the amount of $53,049, to replace an original note (principal and interest) issued on September 22, 2006; two in the amounts of $106,367, to replace the original notes issued on September 15, 2006 each, and one in the amount of $158,860. to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of SpectRx common stock at $0.78 per share. No warrants have been issued to date and the notes are past due.

  On April 17, 2007, the Company issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary pursuant to letter agreements executed in 2004 that would have become payable at the closing of the Amended and Restated Loan Agreement completed on March 12, 2007. The notes supercede the previous agreements relating to these amounts due and are in the amounts of $188,721 to William D. Arthur III, director, secretary and former president and chief operating officer; $100,946 to Richard L. Fowler, vice president of engineering; $86,445 to Thomas "Thos" H. Muller, Jr., former chief financial officer; and, $64,715 to Walter J. Pavlicek, vice president of operations. The notes are unsecured and are payable upon the sale of certain assets or after August 28, 2007 and when the company has more than $1 million dollars of cash on hand. Two of the notes have an interest rate of 13% and two of the notes have an interest rate of 7%, with interest accruing from March 1, 2007.  Notes were not executed for unpaid salary of $ 135,812 and $59,999 to Mark A. Samuels, Chairman and Chief Executive Officer, and Mark Faupel, President and Chief Operating Officer, respectively. These amounts could be construed to be past due under the 2004 letter agreements.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through December 31, 2007, excluding any amounts due on redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that to complete our pivotal trials for our cervical cancer product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

  We currently invest our excess cash balances primarily in short-term, investment-grade, interest-bearing obligations or direct or guaranteed obligations of the U.S. government until such funds are utilized in operations. Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required United States and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital through other sources would have a material adverse effect on our business, financial condition and results of operations.

  New Accounting Pronouncements

  In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN48 will have on its results of operations and financial position but does not expect its adoption will have a material impact on the Company's financial statements.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

  ITEM 7. FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  Board of Directors and Stockholders

  SpectRx, Inc.

  We have audited the accompanying consolidated balance sheet of SpectRx, Inc. and subsidiaries (the "Company") as of December 31, 2006 , and the related consolidated statements of operations, changes in capital deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SpectRx, Inc. and subsidiaries as of December 31, 2006 , and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment."

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

  /s/ Eisner LLP
  New York, New York
  April 19, 2007

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2006
  (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

ASSETS
(Notes 9 and 10)
CURRENT ASSETS:
Cash and cash equivalents	$206
Accounts receivable, net of allowance for doubtful accounts of $49	111
Inventories	184
Other current assets	121
Total current assets	622

Property and equipment, net	568
Other assets	51
Total noncurrent assets	619
TOTAL ASSETS	$1,241

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
Notes payable - past due	$416
Notes payable	1,430
Accounts payable	925
Accrued liabilities	938
Redeemable convertible stock and accrued interest and dividends in default	5,566
Dividends payable - Series A	1,002
Advance payable - Roche	381
Total current liabilities	10,658

Notes payable	1,924
TOTAL LIABILITIES	12,582

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 484 shares issued and outstanding (liquidation preference $8,254)	4,511
Common stock, $.001 par value; 50,000 shares authorized, 11,918 shares issued and 11,872 shares outstanding	12
Additional paid-in capital	51,854
Treasury stock, at cost	(104)
Accumulated deficit	(67,614)
TOTAL CAPITAL DEFICIT	(11,341)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$1,241

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006
  (In Thousands Except Per Share Data)

	2005	2006
REVENUE:
Sales	$983	$977
Cost of sales	1,426	1,011
Gross (loss)/profit	(443)	(34)

COSTS AND EXPENSES:
Research and development	2,031	1,956
Sales and marketing	463	229
General and administrative	1,525	2,220
(Gain) on sale of BiliChek product line	(2,569)	0
	1,450	4,405
Operating loss	(1,893)	(4,439)

OTHER INCOME	0	200
INTEREST EXPENSE, net	(306)	(709)
NET LOSS	(2,199)	(4,948)

PREFERRED STOCK DIVIDENDS	(365)	(364)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,564)	$(5,312)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.22)	$(0.45)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,726	11,780

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006
  (In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Compensation	Accumulated Deficit	TOTAL
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2004	489	$4,559	11,557	$12	$52,347	$(104)	$(42)	$(60,467)	$(3,695)
Amortization of deferred comp.	0	0	0	0	0	0	38	0	38
Employee stock purchase plan	0	0	73	0	18	0	0	0	18
Options issued for services	0	0	0	0	2	0	0	0	2
Exercise of stock options	0	0	108	0	23	0	0	0	23
Modification of warrants	0	0	0	0	11	0	0	0	11
Dividends on preferred stock	0	0	0	0	(365)	0	0	0	(365)
Conversion of preferred stock into common stock	0	0	0	0	0	0	0	0	0
Net Loss	0	0	0	0	0	0	0	(2,199)	(2,199)
BALANCE, December 31, 2005	489	$4,559	11,738	$12	$52,036	$(104)	$(4)	$(62,666)	$(6,167)
Employee stock purchase plan	0	0	16	0	4	0	0	0	4
Options issued to employees	0	0	0	0	90	0	4	0	94
Exercise of stock options	0	0	61	0	32	0	0	0	32
Dividends on preferred stock	0	0	0	0	(364)	0	0	0	(364)
Conversion of preferred stock into common stock	(5)	(48)	57	0	56	0	0	0	8
Net Loss	0	0	0	0	0	0	0	(4,948)	(4,948)
BALANCE, December 31, 2006	484	$4,511	11,872	$12	$51,854	$(104)	$0	$(67,614)	$(11,341)

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006
  (In Thousands)

	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,199)	$(4,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of BiliChek product line	(2,569)	0
Depreciation and amortization	76	45
Loss on retirement of property and equipment	25	0
Inventory reserve	0	94
Amortization of deferred compensation	38	4
Issuance of options and warrants for services and debt	13	90
Changes in operating assets and liabilities:
Accounts receivable	(73)	267
Inventories	81	5
Other current assets	33	49
Other assets	16	16
Accounts payable	117	242
Accrued liabilities	935	561
Total adjustments	(1,308)	1,373
Net cash (used in) operating activities	(3,507)	(3,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of BiliChek product line	3,600	0
Additions to property and equipment	(68)	(73)
Net cash provided (used in) by investing activities	3,532	(73)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	41	4
Proceeds from issuance of notes payable	270	3,937
Payments of notes payable	(270)	(400)
Net cash provided by financing activities	41	3,541
NET CHANGE IN CASH AND CASH EQUIVALENTS	66	(107)
CASH AND CASH EQUIVALENTS, beginning of year	247	313
CASH AND CASH EQUIVALENTS, end of year	$313	$206
CASH PAID FOR:
Interest	$22	$13
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends in the form of preferred stock and redeemable convertible preferred stock	$365	$364
Conversion of preferred stock and accrued dividends into common stock	$0	$56
Common stock and options exercised in exchange for accrued salaries	$0	$32

  The accompanying notes are an integral part of these consolidated statements.

  SPECTRX, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2005 AND 2006

  1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

  SpectRx, Inc., together with its wholly owned subsidiaries, Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and Guided Therapeutics, Inc., ("Guided Therapeutics") (collectively the "Company"), each a Delaware corporation, is a medical technology company developing and providing products for the non-invasive cervical cancer detection and diabetes markets. The Company uses its technologies to develop non-invasive diagnostic devices such as its cervical cancer detection product and its interstitial fluid based glucose monitoring device. The Company also has historically attempted to establish an insulin infusion business. The Company's products are based upon a variety of proprietary technologies. The Company's products in development for glucose monitoring and cervical cancer detection are based upon its proprietary biophotonic technologies.

  Basis of Presentation

  The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception, and, as of December 31, 2006, it had an accumulated deficit of approximately $67.6 million. Through December 31, 2006, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products, and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company's products may not ever gain market acceptance, and the Company may not ever achieve levels of revenue to sustain further development costs, support ongoing operations and achieve profitability. The Company intends to market its insulin delivery products directly to distributors and other customers. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least 2007 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Going Concern

  The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2006, the Company's current liabilities exceeded current assets by approximately $10.0 million and it had a capital deficit principally due to its recurring losses from operations. The Company is in default on payments due under its settlement with Abbott Laboratories, Inc. ("Abbott") regarding its redeemable preferred stock agreement and certain notes payable are delinquent as of December 31, 2006.   In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.5 million, including related interest.  In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 9).

  The Company needs to raise additional capital during 2007. If capital cannot be raised, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for protection under the Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing to levels supportable by available funding.  If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes. In fact, the holders of the Company's senior obligations may limit any such financing attempts and/or cause the Company to liquidate or file for bankruptcy.

  Reclassification

  Certain amounts in the statements of operations and cash flows for the year ended December 31, 2005 have been reclassified to conform with the 2006 presentation.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes calculations.

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

  Inventories

  Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at December 31, 2006 (in thousands):

Raw materials	$ 25
Finished goods	253
278
Less valuation reserve	(94)
$184

  Advertising Costs

  All advertising costs are expensed as incurred. Approximately $45,000 and $3,000 were charged to advertising expense for the years ended December 31, 2005 and 2006, respectively.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2006 (in thousands):

Equipment	$2,444
Furniture and fixtures	150
2,594
Less accumulated depreciation	(2,026)
Property and equipment, net	$ 568

  Patent Costs (Principally Legal Fees)

  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $183,000 and $377,000 in 2005 and 2006, respectively.

  Accounts Receivable

  There were no significant concentrations of credit risk in 2006. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectible.

  Accrued Liabilities

  Accrued liabilities are summarized as follows at December 31, 2006 (in thousands):

Accrued compensation	$661
Rent	105
Other accrued expenses	172
Accrued liabilities	$938

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

  Service revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the service revenues. Accordingly, the Company records revenue from service contracts where the service is completed and the customer is invoiced in accordance with the terms of a written, duly executed service contract or purchase order.

  If the collectability of assets received for product sales, services, milestone or license fees is doubtful, the revenues are recognized on the basis of cash received. The Company has relied upon Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101 and SAB 104 for its recognizing revenue and related costs.

  Research and Development

  Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties and costs associated with internal and contracted clinical trials. All research and development costs are expensed as incurred. Research and development expense reimbursements, such as grants, are offset against expenses.

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

  Stock Based Compensation

  Prior to December 31, 2005, the Company used the intrinsic value method for valuing its employee/director awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in the net loss, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

  Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment," which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted the Company to account for such compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

  The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No.123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

  For the year ended December 31, 2006, share-based compensation for options attributable to employees and officers was $90,000, and has been included in the Company's 2006 statement of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2006, the Company had $67,000 of unrecognized compensation cost related to granted stock options to be recognized over the remaining vesting period of approximately two years.

  The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands):

2005
Net loss attributable to common stockholders, as reported	($2,564)
Add: Total stock based compensation expense included in the reported net loss	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(218)
Proforma net loss attributable to common stockholders	$(2,782)
Net loss attributable to common stockholders per share:
Basic & Diluted - as reported	$(0.22)
Basic & Diluted - pro forma	$(0.24)

  Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

  New Accounting Pronouncements

  In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48)." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN48 will have on its results of operations and financial position but does not expect its adoption will have a material impact on the Company's financial statements.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement did not have a material impact on the Company's consolidated financial condition or results of operations.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

  3. SALE OF ASSETS

  On March 6, 2003, the Company sold its BiliChek Non-invasive Bilirubin Analyzer product line and related assets to Respironics, Inc., pursuant to an asset sale agreement. Respironics had previously been the exclusive U.S. licensee and distributor of the product line. The base cash purchase price was $4 million with an additional $1 million to be paid based upon completion of product development work, and up to an additional $6.25 million to be paid based upon the incremental sales of certain disposable BiliChek products over the next five years and upon the achievement of certain sales thresholds on an annual and cumulative basis over the next four years. The Company recognized a gain on the sale of assets to Respironics of $4.2 million during 2003. The Company recognized a gain of $1.1 million in 2004. In 2005, the Company entered into an agreement with Respironics whereby for $1.5 million, Respironics was released from making any additional payments for the BiliChek line. Under the agreement, we will not receive any further payments from Respironics and none of the previous advances will be repaid. In 2005 the company recognized a gain of $2.6 million.

  4. STOCKHOLDERS' EQUITY

  Common Stock

  In June 2001, the Company completed two private placements. On June 4, 2001, the Company entered into an agreement with an investor, which invested approximately $9.5 million in SpectRx common stock before transaction expenses. On June 13, 2001, the Company entered into an agreement with another investor, which invested about $2.5 million in SpectRx common stock before transaction expenses. The financings consisted, in total, of sales of approximately 1.9 million shares of common stock and warrants to purchase 379,127 shares of common stock. Under the terms of the agreements, each share of common stock was sold at a price of $6.319 per share. The first transaction, funded on June 4, 2001, involved the private placement of 1.5 million shares of common stock. The second transaction, funded on June 13, 2001, involved the private placement of 395,633 shares of common stock. The combination of these two transactions resulted in net proceeds to SpectRx of approximately $11.2 million after transaction expenses. In addition, the purchasers of common stock also received warrants to purchase an aggregate of 379,127 shares of common stock for $9.8874 per share. These warrants expired on June 4, 2006, the fifth anniversary of their issuance date. The warrants were valued at approximately $1.7 million and are included in additional paid-in capital in the accompanying consolidated balance sheet.

  In September 2001, the Company's board of directors approved a stock repurchase program whereby the Company can purchase up to $1.0 million of its common stock. As of December 31, 2001, the Company has purchased 6,700 shares of common stock at an average price of $5.66 per share. No shares were repurchased in 2003 and 2004. On March 31, 2005, the SpectRx board of directors terminated the stock repurchase program.

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

  In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the remaining redeemable convertible preferred stock eligible for redemption. On March 7, 2003, the Company reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of the Company's preferred stock held by Abbott redeemed by the Company. Abbott had previously elected to have 425,000 shares of the Company's preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, the Company had agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006. The Company paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively. The Company's yearly financial obligations to Abbott under the agreement are approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing (see legal proceedings - Note 6).

  Dividends were accrued on the non-redeemed preferred stock at a rate of 6% per year through December 31, 2002 and are included in the current portion of redeemable stock in the accompanying consolidated balance sheet. The terms of the Abbott preferred had an automatic conversion feature that was triggered automatically on 12/31/2004. After December 31, 2004, any Abbott preferred stock then outstanding would automatically convert into common shares.

  Interest on the payments required under the September 2002 agreement is being accrued at the rate of 6% per year and is included with the redeemable preferred stock in the accompanying balance sheet. Interest expense related to the redeemable preferred stock included in the statement of operations for the years ended December 31, 2005 and 2006 was $$129,000 and $453,000, respectively.

  On December 31, 2004, the preferred stock held by Abbott automatically converts into 506,098 common shares. The Company has not issued these shares, however, the Company believes that Abbott has the voting rights associated with these shares.

  The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Note 7) and the payments of "outstanding accrued dividends" and "redemption" under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment.

  On February 17, 2005, the Company initiated litigation against Abbott relating to a dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement.

  In connection with this matter, the Company has not paid approximately $5.6 million (including interest and dividends of approximately $1 million) of the amounts due through 2006.

  Series A Convertible Preferred Stock

  At December 31, 2006, the Company has outstanding 483,469 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81 (see Note 9).   The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. The dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available there for. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

  Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50 through the end of 2006 but changed to $0.65 in March 2007 (see Note 9). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.  As a result of these changes in conversion price of series A convertible preferred stock and exercise price of warrants in March 2007, the Company will evaluate if this will trigger a beneficial conversion feature or deemed dividends, or both.

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

  During the second quarter of 2006, 5,200 shares of series A convertible preferred stock ($48,000 face value), along with accrued dividends ($8,000), were converted into 57,421 shares of the Company's common stock.

  Stock Options

  Under the Company's 1995 Stock Plan (the "Plan"), a total of 441,780 shares remained available at December 31, 2006. The total of the stock options outstanding and those remaining available for issue are 2,475,885 shares of common stock as of December 31, 2006. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

  In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At December 31, 2006, 6,090 options were outstanding under this plan, and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between SpectRx and Sterling.

  At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Plan to increase the amount of options available by 1,000,000 options. At its annual meeting on May 25, 2006, the Company's stockholders did not approve an amendment to the Plan to increase the amount of options available for grant by 599,000 options.

  On November 1, 2005, the Company's Board of Directors approved an amendment to the Plan to increase the amount of options available for grant by 599,000 options and grant 500,000 of these options, both subject to shareholder approval within one year. Shareholder approval was not obtained, the increase of 599,000 was not approved and the option grant of 500,000 shares was void.

  Stock option activity for each of the two years ended December 31 is as follows:

	2006		2005
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,015,608	$2.09	1,600,679	$3.94
Options granted (2)	0		1,624,000	$0.25
Options exercised	(59,959)	$0.51	(108,467)	$0.21
Options expired/forfeited(1)	(921,544)	$1.15	(100,604)	$4.35
Outstanding at end of year	2,034,105	$2.78	3,015,608	$2.09
Options vested or expected to vest at year-end	2,034,105	$2.78	2,515,608	$2.45
Options exercisable at year-end	1,389,171	$3.86	1,712,429	$3.35
Options available for grant at year-end	441,780		119,236
Aggregate intrinsic value - options exercised	$ 3,526		$9,762
Aggregate intrinsic value - options outstanding	$44,950		$6,160
Aggregate intrinsic value - options exercisable	$15,198		$2,083

  (1) Includes 500,000 options which required shareholder approval within 12 months in order to be valid. Shareholder approval was not obtained.
  (2) Includes 657,000 options subject to financial performance conditions.  Achievement of performance criteria was determined as less than probable at December 31, 2006 and 2005 and, therefore, no compensation expense was recognized.

  The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.23 - $ 0.26	939,000	$ 0.25	8.81	370,207	$ 0.25
$ 0.34 - $ 0.70	89,000	$ 0.34	7.85	54,173	$ 0.34
$ 1.10 - $ 4.46	371,044	$ 1.84	5.27	339,730	$ 1.84
$ 5.00 - $ 9.00	570,300	$ 6.97	0.87	560,300	$ 6.94
$ 10.13 - $ 16.50	64,761	$ 11.33	3.37	64,761	$ 11.33
Total	2,034,105	$ 2.78	5.72	1,389,171	$ 3.86

  In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of December 31, 2006, 6,090 of these shares have not been exercised.

  During the year ended December 31, 2004, the Company recorded as deferred compensation, $10,000 in connection with non- qualified options to purchase 31,000 shares of common stock issued to a consultant. These options were issued in exchange for services to be provided. Approximately $6,000 and $4,000 was expensed in 2005 and 2006, respectively, relating to these options.

  Company shares reserved as of December 31, 2006 are as follows:

Common Shares
Options issued and outstanding under employee incentive plans	2,034.105
Options available under employee incentive plans	441,780
Warrants	3,678,681
Conversion of preferred shares (1)	4,834,690
Total	10,989,256

                          (1) As a result of the restructuring of the Company's debt in March 2007 (see Note 9), the conversion price of the Company's outstanding series A convertible preferred stock was reduced from $1.50 to $0.65 per share.  Accordingly, the number of shares of common stock reserved increased from 4, 834,690 to 11,156,977.

  The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company's stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based upon the historical term until exercise or expiration of all granted options. The expected volatility is derived from the historical volatility of the Company's stock on the U.S. Over the Counter market for a period that matches the expected term of the option. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.

  SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the amount of share based awards that will ultimately vest. The estimate is based on the Company's historical rates of forfeitures. Share based compensation expense recognized by the Company in 2006 includes (i) compensation expense for share based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (ii) compensation expense for the share based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. This is based on awards ultimately expected to vest.

  In the Company's pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. SFAS No. 123R also requires estimated forfeitures to be revised, if necessary in subsequent periods if actual forfeitures differ from those estimates. The dividend yield is assumed as 0% because the Company has not paid dividends and does not expect to pay dividends in the near future. The Company has used the following assumptions to calculate fair value of options granted:

Year Ended December 31	2005
Expected term in years	4
Risk-free interest rate	4.67%
Expected volatility	128%
Dividend yield	0%

  There were no options granted during the year ended December 31, 2006. The fair value of stock option grants during 2005 was $0.21 per share.

  Warrants

  The Company has the following shares reserved for the warrants outstanding as of December 31, 2006:

	Warrants	Exercise Price	Expiration Date
1	71,000	$2.25	08/30/2008
2	189,000	1.50	08/30/2013
3	400,000	1.50	02/05/2014
4	68,000	1.50	11/20/2013
5	100,000	2.00	02/05/2009
6	2,443,345	2.25	03/25/2009
7	407,336	1.50	03/25/2009
	3,678,681

  (1) Consists of warrants to purchase 71,000 shares of common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

  (2) Consists of amended and restated warrants to purchase 189,000 shares of common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A Convertible Preferred stock.  As of March 2007, the exercise price was adjusted to $0.81 per share.

  (3) Consists of amended and restated warrants to purchase 400,000 shares of common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A Convertible Preferred stock. As of March 2007, the exercise price was adjusted to $0.81 per share.

  (4) Consists of amended and restated warrants to purchase 68,000 shares of common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A Convertible Preferred stock. As of March 2007, the exercise price was adjusted to $0.81 per share.

  (5) Consists of warrants to purchase 100,000 shares of common stock at a purchase price of $2.00 per share issued as part of the extension of a bridge loan financing in February 2004. These warrants are exercisable in cash and not subject to any repricing.

  (6) Consist of warrants to purchase 2,443,345 shares of common stock at a purchase price of $2.25 per share issued as part of a private placement for our Series A Convertible Preferred stock completed in 2004. These warrants are exercisable in cash and are subject to repricing which occurred in March of 2007. As of March 2007, the exercise price was adjusted to $0.81.

  (7) Consist of warrants to purchase 407,336 shares of common stock at a purchase price of $1.50 per share issued as placement agent fees and part of a private placement for our Series A Convertible Preferred stock completed in 2004. These warrants have a cashless exercise provision or are exercisable in cash and not subject to any repricing.

  In connection with certain financing, which became due and payable as of January 30, 2004 and under agreement dated February 2004 with the lenders, the Company agreed to cause its subsidiary, Guided Therapeutics, Inc. (GT), to issue to the lenders GT warrants exercisable, a number of shares of common stock of GT equal to 5% of all shares of common stock of GT as of and after the issuance of GT securities in GT financing as defined in the agreement of February 2004. The exercise price per share of common stock of GT will equal 5% of the per share purchase price paid by the purchases in such GT financing. As of December 31, 2006, such GT financing has not occurred.

  Employee Stock Purchase Plan

  The Company had adopted an employee stock purchase plan under which the Company could issue up to 214,286 shares of common stock. Eligible employees could use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 2006, there were 0 shares available for future issuance under this plan. The Company issued the last of these shares in May 2006; therefore, this plan is no longer available to employees. During the year ended December 31, 2005, the Company sold 72,365 shares valued at $18,000, based upon 85% of market value as described under the provisions of the plan, which amount was included in stockholders' equity. During the year ended December 31, 2006, the Company sold 16,000 shares valued at $4,000, based upon 85% of market value as described under the provisions of the plan, which amount was included in stockholders' equity.

  5. INCOME TAXES

  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2006, the Company had NOL carryforwards available through 2026 of approximately $67 million available to offset its future income tax liability. The NOL carryforwards begin to expire in 2008. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of NOL.

  Components of deferred taxes are as follows at December 31 (in thousands):

	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$23,576	$25,285
Deferred tax liabilities:
Intangible assets and other	(1,898)	(757)
	21,678	24,528
Valuation allowance	(21,678)	(24,528)
	$0	$0

  The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2005	2006
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	0	0
Valuation allowance	(38)	(38)
	0%	0%

  6. COMMITMENTS AND CONTINGENCIES

  Operating Leases

  Future minimum rental payments at December 31, 2006 under non-cancellable operating leases for office space and equipment that expire in 2009 are as follows (in thousands):

2007	$281
2008	266
2009	269
Total	$816

  Rental expense was $230,000 and $263,000 in 2005 and 2006, respectively.

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

  On February 17, 2005, the Company initiated litigation against Abbott relating to the dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company has not paid $0.9 million of the amount due in 2004, the $1.8 million due in 2005 or the $1.9 million due in 2006. These amounts have been shown as a current liability. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed. The case is still stayed and neither party has commenced an arbitration proceeding.

  On February 22, 2005, we received a letter of patent infringement from ICU Medical, Inc. (ICU Medical) related to our SimpleChoice product line. We received the letter shortly after meeting with the CEO of ICU Medical to discuss partnering opportunities related to SimpleChoice. Management believes that the infringement claim is without merit and has provided information to ICU Medical that supports our position. There has been no further communication on this matter.

  On December 6, 2006, Accellent, Inc. (Accellent), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling Medivations, Inc. (Sterling), seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

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

  In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times associated with the diabetes screening instrument from Roche. Neither the Company nor Roche, is currently conducting any activities related to this product, and there was no development activity on this product during 2005 or 2006. There have been no commercial sales of this product to end users.

  Grants

  In July 2001, the Company received a Small Business Innovation Research ("SBIR") grant from the NCI for $130,000 to partially support clinical trials for the Company's cervical cancer detection program. In February 2003, the Company received an additional $1.3 million SBIR Phase II grant from the NCI to partially support FDA pivotal clinical trials for the Company's cervical cancer program. No more funds are available under this February 2003 grant.   In August 2004, the Company received an additional $1.1 million SBIR "fast track," combined Phase I and Phase II grant from the NCI to support product development in preparation for commercialization.  No more funds are available under this August 2004 grant. In July 2006, the company received an additional $0.7 million SBIR "research renewal" grant. As of December 31, 2006, $256,000 remained available under this July 2006 grant.

  The Company received grants related to glucose monitoring from the U.S. Centers for Disease Control and Prevention. The Company received funding of $122,000 in 2003 and $0 in 2005 and 2006 to adapt our glucose monitoring technology to monitor blood sugar levels of children and elderly people with diabetes. The primary studies under this grant took place at the Barbara Davis Center in Denver, Colorado.

  The Company files for reimbursement of the expenses incurred for activities conducted under the grant on a routine basis. All funds received from grants are recorded as reductions in research & development expenses on the Company's statements of operations.

  Contracts

  The Company has received contracts from the NIAAA and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor, respectively, based upon the Company's interstitial fluid collection technology. The NIAAA contract runs for two years, and can be extended for an additional three years at their option. The Company has been notified that it has received an extension for 2005 and was notified in March of 2006 that the NIAAA plans to extend the contract further. The Company recognized $105,000 and $420,000 of revenue upon completion of certain activities specified under the contract during 2005 and 2006, respectively. In 2006, the Company received approximately $15,065 in revenue from the contact from the Army.

  7. LICENSE AND TECHNOLOGY AGREEMENTS

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

  The Company generally is required to make minimum royalty payments for the exclusive license to develop certain technology. In accordance with the renegotiation of the license for the glucose monitoring technology in 2001, the minimum required payment to Altea Technology, Inc. was reduced to $300,000 per year subject to certain adjustments, starting in 2005, to maintain this license. The Company has not had any significant sales of products covered by this license, however additional amounts will be due upon the Company achieving significant sales.

  The Company was required to make advances on royalty payments in 2002, during 2005 and 2006, the Company recognized royalty expense of $336,000 and $341,000, respectively, which has been recorded as research and development expense.

  Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

  8. BUSINESS CONCENTRATION INFORMATION

  Geographic Information

  The Company operates in one business segment, medical products. During fiscal years 2005 and 2006, total revenue was $983,000 and $1,177,000, respectively. All sales are payable in United States dollars. Product revenue attributable to countries based on the location of the customer is as follows (in thousands):

	2005	2006
United States and Canada	$638	$951
Europe	308	104
Latin America	14	6
Other	23	116
Total	$983	$1,177

  As of December 31, 2006, the Company had tooling assets of $177,709 in the People's Republic of China, $102,829 in Mexico, $137,000 in Costa Rica, and $200,529 in the United States for the production of SimpleChoice parts and assembled devices at our contract manufacturers facilities.

  Supplier Concentration

  Since the Company relies on sole source suppliers for several of its products, any failure of those suppliers to perform would hurt its operations.

  Several of the components used in the Company's products are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to its products. Any significant problem experienced by one of the Company's sole source suppliers may result in a delay or interruption in the supply of components to the Company until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in the Company's manufacturing operations. For the Company's products which require premarket approval, the inclusion of substitute components could require it to qualify the new supplier with the appropriate government regulatory authorities. Alternatively, for the Company's products which qualify for premarket notification, the substitute components must meet the Company's product specifications.

  Since the Company is relying on third party manufacturing for its initial product offerings in the SimpleChoice product line, it is dependent upon those parties for product supply. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction, or create lower availability of product than the Company's expectations. These delays could lead to lower revenue achievement and additional cash requirements for the Company.

  9. NOTES PAYABLE

  On February 3, 2006, our subsidiary, Guided Therapeutics, Inc., obtained a $1.5 million loan, made by about a dozen investors.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by Guided Therapeutics to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of Guided Therapeutics.  SpectRx continues to seek separate funding for Guided Therapeutics.  The interest rate on the notes is 10% per annum and the notes were to mature on August 2, 2006, or the sooner occurrence of a Guided Therapeutics financing.

  On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.  The interest rate on the note is 15% per annum and the note was to mature on August 2, 2006.  This note was paid in full on June 28, 2006.

  On June 28, 2006, we entered into a bridge loan agreement (Bridge Loan Agreement) with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for the Lenders pursuant to which each Lender made a loan (Loans) to SpectRx.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.  The Company incurred interest expense of $ 254,082 pursuant to these notes during the year ended December 31, 2006.

  Subsequently both bridge loans and the notes were amended to provide for extensions through February 23, 2007.  On March 12, 2007, we completed the restructure of the Bridge Loan Agreement into an Amended and Restated Loan Agreement (Amended Loan) with 56 existing and new lenders.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% senior secured convertible notes including those issued by Guided Therapeutics, and new lenders became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.7 million due on March 1, 2010. No interest is due until maturity. These notes are convertible into SpectRx common stock at $0.65 per share, or 7,246,599 shares of common stock and were issued with approximately 7.2 million warrants, exercisable immediately at $ 0.78 per share for SpectRx common stock.  In addition, 676,000 warrants at an exercise price of $0.78, were issued to the placement agent and others in conjunction with this financing.  The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  The Amended Loan is a senior secured obligation of SpectRx and is secured by (a) a first in priority lien on all of SpectRx's assets; (b) a guaranty by SpectRx's wholly owned subsidiary, Sterling Medivations, Inc. ("Sterling"); (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and Guided Therapeutics.  No payments are due on the Amended Loan until it matures on March 1, 2010 ("Maturity Date").  The interest rate on the Amended Loan is 13% per annum, payable on the Maturity Date of the loan absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan is 18%.

  The Amended Loan also provides certain registration rights with respect to the shares of SpectRx common stock underlying the convertible notes and warrants to the Amended Loan Lenders. The convertible notes will automatically convert into convertible preferred, upon the completion of a convertible preferred financing of $5 million or more.

  Of the proceeds from the Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the Amended Loan, and approximately $1.5 million was used to retire debt from the previous loans. The remaining funds, less fees and expenses, are intended for use in product development, working capital and other corporate purposes.

  The issuance of the Convertible Notes and the warrants changed the conversion price of the Company's series A preferred stock from $1.50 to $0.65 and the exercise price of the Company's series A preferred warrants and other warrants from $2.25 to $0.81.

  The Amended Loan Lenders include Mark A. Samuels, Chairman, Chief Executive Officer and Acting Chief Financial Officer of SpectRx; Richard L. Fowler, Senior Vice President-Engineering of SpectRx; William D. Arthur, III, President and Chief Operating Officer of Sterling and Secretary and a director of SpectRx; and, John E. Imhoff, a director of SpectRx all of whom have a preexisting relationship with SpectRx, consisting of the ownership of an aggregate of approximately 29% of SpectRx's common stock.

  Also, on March 1, 2007, we issued four new short-term unsecured Promissory Notes as payment for amounts due under the June 28, 2006 Bridge Loan Agreement in conjunction with the restructuring as follows: One in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amounts of $106,367, to replace the original notes issued on September 15, 2006each, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of SpectRx common stock at $0.78 per share. No warrants have been issued to date and the notes are past due.

  On April 17, 2007, the Company issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006) pursuant to letter agreements executed in 2004 that would have become payable at the closing of the Amended and Restated Loan Agreement completed on March 12, 2007. The notes supercede the previous agreements relating to these amounts due and are in the amounts of $188,721 to William D. Arthur III, director, secretary and former president and chief operating officer; $100,946 to Richard L. Fowler, vice president of engineering; $86,445 to Thomas "Thos" H. Muller, Jr., former chief financial officer; and, $64,715 to Walter J. Pavlicek, vice president of operations. The notes are unsecured and are payable upon the sale of certain assets or after August 28, 2007 and when the company has more than $1 million dollars of cash on hand. Two of the notes have an interest rate of 13% and two of the notes have an interest rate of 7%, with interest accruing from March 1, 2007.  Notes were not executed for unpaid salary of $ 135,812 and $59,999 to Mark A. Samuels, Chairman and Chief Executive Officer, and Mark Faupel, President and Chief Operating Officer, respectively. These amounts could be construed to be past due under the 2004 letter agreements.

  10. RELATED PARTY TRANSACTIONS

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

  From September 6, 2005 through October 26, 2005, the Company entered into security agreements with certain of its officers evidencing loans totaling $270,000 including $110,000 from Mark Samuels and $80,000 from William Arthur, which bore interest at 15% per annum. The notes were paid off on October 31, 2005.

  On February 2, 2006, Guided Therapeutics obtained a $1.5 million loan, made by about a dozen individuals and entities including $375,000 by Dr. Imhoff.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006 (see Note 9).

  On June 28, 2006, SpectRx entered into a bridge loan agreement (the "Bridge Loan Agreement") by and among SpectRx, Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark A. Samuels, Richard L. Fowler and William D. Arthur, III (each, a "Lender," and collectively, the "Lenders"), and ProMed Management Inc., as agent for the Lenders (the "Agent") pursuant to which each Lender made a loan (each a "Loan," and collectively, the "Loans") to SpectRx.  These related parties represent the ownership of an aggregate of approximately 29% of SpectRx's common stock.  Additionally, Mark A. Samuels is the Chairman, Chief Executive Officer and Chief Financial Officer of SpectRx, Richard L. Fowler is the Senior Vice President-Engineering of SpectRx and William D. Arthur, III is the President, Chief Operating Officer and Secretary, and a director of SpectRx The aggregate principal amount of all Loans was originally $900,000 and was increased to $2,036,000 as of December 31, 2006 (see Note 9).

  The Second Notes were senior secured obligations of SpectRx and were secured by (a) a first in priority lien on all of SpectRx's assets; (b) a guaranty by Sterling; (c) a second in priority lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and Guided Therapeutics. Both the February 2, 2006 and the June 28, 2006 notes were amended or converted into the Amended Loan (see Note 9).

  11. QUALIFYING ACCOUNTS

  Allowance for Bad and Doubtful Accounts

  The Company has the following allowances for bad and doubtful debts (in thousands):

Balance as of December 31, 2005	$ 151
Charged to expense during the year	(102)
Balance as of December 31, 2006	$ 49

  Inventory Reserve

  The Company has the following inventory reserve (in thousands):

Balance as of December 31, 2005	$ 0
Charged to expense during the year	94
Balance as of December 31, 2006	$ 94

  12. SUBSEQUENT EVENTS

  Please refer to Note 9 regarding the refinancing of notes payable that occurred in March 2007.

  On April 16, 2007, the Company announced the planned retirement of Mark A. Samuels as Chief Executive Officer and Acting Chief Financial Officer, pending the appointment of a successor by December 31, 2007.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

  ITEM 8A. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2006.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION

  Not applicable.

  PART III

  Certain information required by Part III is omitted from this Report on Form 10-KSB in that the registrant will file a definitive proxy statement within 120 days after the end of the fiscal year covered by this Report pursuant to Regulation 14A relating to the registrant's 2007 Annual Meeting of Stockholders to be held on May 24, 2007, and certain information included therein is incorporated herein by reference.

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement is hereby incorporated by reference. Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our executive officers as of March 31, 2007:

NAME	AGE	POSITION
Mark A. Samuels	49	Chairman, chief executive officer and chief financial officer
William D. Arthur, III	55	President, chief operating officer of Sterling Medivations, director and secretary of SpectRx
Mark L. Faupel	51	President and chief operating officer
Richard L. Fowler	50	Senior vice president engineering
Walter J. Pavlicek	60	Vice president operations

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

  William D. Arthur, III has served as president and chief operating officer of Sterling since November 6, 2003 and as Secretary since January 1, 2006. He was vice president, sales for MiniMed, the leading manufacturer of insulin infusion pumps in the United States, from 1993 to 2001. From 1984 to 1993, he was founder, president and chief financial officer of MedFusion, Inc., a manufacturer of infusion pumps for low volume drug delivery.

  Mark L. Faupel, Ph.D. has served as our president and chief operating officer as of December 2006. Prior to that he served as our executive vice president and chief technical officer from April 2001 to December 2006, and also served as our vice president of research and development from August 1998 to April 2001. Dr. Faupel joined us on February 2, 1998 in the capacity of vice president, new product development. Prior to that time, Dr. Faupel was an independent consultant to us and other firms in cancer research. From 1987-1997, Dr. Faupel held various positions with Biofield Corporation, a medical device company in the area of breast cancer detection, a firm, which he co-founded and served as vice president, director of science and vice president, research and development.

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

  We have adopted a code of ethics that applies to all of our directors, officers and employees. To obtain a copy without charge, contact our Corporate Secretary, SpectRx, Inc., 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071. If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.spectrx.com, under the "Investor Relations" tab under the tab "About Us." Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

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

  Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column_a) (C)
Equity compensation plans approved by security holders	2,034,105	$2.78	256,052
TOTAL	2,034,105	$2.78	256,052

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information, if any, under the caption "Certain Transactions" in our proxy statement is hereby incorporated by reference.

  ITEM 13. EXHIBITS

  The exhibits listed below are filed as part hereof, or incorporated by reference into, this Report. All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by SpectRx, Inc., file number 0-22179, unless otherwise indicated.

  EXHIBIT INDEX

  EXHIBIT

EXHIBIT NO.	DESCRIPTION
3.1A(2)	Certificate of Incorporation, as amended.
3.1B(7)	Certificate of Designations for Redeemable Convertible Preferred Stock.
3.1C(12)	Certificate of Designations for Series A Convertible Preferred Stock.
3.2A(22)	Amended Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2A(12)	Form of Warrant 1
4.2B(12)	Form of Warrant 2
4.2C(8)	Form of Common Stock Warrant.
4.3(12)	Registration Rights Agreement, dated March 26, 2004.
4.4A(13)	Warrant Agreement, dated as of August 8, 2005, by and among SpectRx and the individuals listed on Exhibit A attached thereto.
4.4B(14)	Form of Amended and Restated Warrant
4.4C(15)	Form of Guided Therapeutics Warrant
4.5(16)	Promissory Note dated September 6, 2005, in favor of William D. Arthur, III.
4.5(17)	Promissory Note dated October 5, 2005, in favor of Leif Bowman.
4.5(18)	Promissory Note dated October 20, 2005, in favor of Richard Fowler.
4.5(19)	Promissory Note dated October 26, 2005, in favor of William D. Arthur, III.
10.1(1)	1997 Employee Stock Purchase Plan and form of agreement thereunder.
10.2A(1)	1995 Stock Plan, as amended, and form of Stock Option Agreement thereunder.
10.2B(20)	2005 Amendment to the 1995 Stock Plan, as amended.
10.4(1)	Assignment and Bill of Sale, dated February 29, 1996, between Laser Atlanta Optics, Inc. and SpectRx.
10.5(1)	Security Agreement, dated October 31, 1996, between Mark A. Samuels and SpectRx.
10.6(1)	Security Agreement, dated October 31, 1996, between Keith D. Ignotz and SpectRx.
10.7A(1)*	License Agreement, dated May 7, 1991, between Georgia Tech Research Corporation and Laser Atlanta Optics, Inc.
10.7B(1)	Agreement for Purchase and Sale of Technology, Sale, dated January 16, 1993, between Laser Atlanta Optics, Inc. and SpectRx.
10.7C(1)	First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and SpectRx.
10.8(1)	Clinical Research Study Agreement, dated July 22, 1993, between Emory University and SpectRx.
10.9A(1)*	Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and SpectRx.
10.9B(1)*	Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and SpectRx.
10.10(1)	Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and SpectRx.
10.11A(1)	License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.
10.11B(11)*	Amendment to License and Joint Development Agreement, dated December 30, 2001, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx.
10.12A(1)*	Purchasing and Licensing Agreement, dated June 19, 1996, between Respironics and SpectRx.
10.12B(4)*	Amendment to Purchasing and Licensing Agreement, dated October 21, 1998 between Respironics and SpectRx.
10.13(1)	Research Services Agreement, dated September 3, 1996, between Sisters of Providence in Oregon doing business as the Oregon Medical Laser Center, Providence St. Vincent Medical Center and SpectRx.
10.14A(1)*	Research and Development and License Agreement, dated October 10, 1996, between Abbott Laboratories and SpectRx.
10.14B(3)*	Letter Agreement, dated December 22, 1997, between Abbott Laboratories and SpectRx.
10.14C(6)*	Third Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.
10.14D(9)*	Fourth Amendment to Research and Development and License Agreement, dated November 30, 1999 between Abbott Laboratories and SpectRx.
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

10.20(11)	Asset Sale Agreement, dated March 6, 2003, between SpectRx and Respironics.
10.21(12)	Securities Purchase Agreement dated March 26, 2004 among SpectRx, Inc. and the purchasers listed on Schedule I.
10.22(21)	Payment Settlement Agreement and Mutual Releases, dated October 27, 2005, by and between Respironics, Inc. and SpectRx.
16.2	Letter Re: Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed October 24, 2003).
23.1(23)	Consent of Eisner LLP.
24.1	Power of Attorney (included on signature page).
31(23)	Rule 13a - 14(a) / 15d - 14(a) Certification.
32(23)	Section 1350 Certification.

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
  16. Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K, filed September 12, 2005.
  17. Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K, filed October 12, 2005.
  18. Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed October 26, 2005.
  19. Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed November 1, 2005.
  20. Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K, filed November 1, 2005.
  21. Incorporated by reference to Exhibit 99.1 filed with the Registrant's Current Report on Form 8-K, filed June 3, 2005.
  22. Incorporated by reference to the Exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004.
  23. Filed herewith.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information under the caption "Independent Registered Public Accounting Firm" in our proxy statement is hereby incorporated by reference.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK A. SAMUELS
By:	Mark A. Samuels
Chairman and Chief Executive Officer

Date:	April 27, 2007

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

DATE	SIGNATURE	TITLE
April 17, 2007	/s/ Mark A. Samuels Mark A. Samuels	Chairman, Chief Executive Officer, Chief Financial Officer & Director (Principal Executive Officer)

April 17, 2007	/s/ William D. Arthur, III William D. Arthur, III	President and Chief Operating Officer of Sterling Medivations, Inc. and Secretary and Director of SpectRx, Inc.

	/s/ William E. Zachary	Director
April 17, 2007	William E. Zachary

	/s/ John E. Imhoff	Director
April 17, 2007	John E. Imhoff

	/s/ Michael C. James	Director
April 17, 2007	Michael C. James

	/s/ Ronald W. Hart	Director
April 17, 2007	Ronald W. Hart