Form 10QSB
period 2007-08-23
SPECTRX INC
filed 2007-08-24
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

Yes [ ] No [X]

As of May 15, 2007, the registrant had outstanding 12,502,850 shares of Common Stock.

Transitional Small Business Disclosure Format. (check one) Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

(In Thousands, Except Par Value)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$142
Accounts receivable, net of allowance for doubtful accounts of $49	470
Inventories, net of reserve of $247	0
Other current assets	133
Total current assets	745

Property and equipment, net	584
Deferred debt issuance costs, net	807
Other assets	51
Total noncurrent assets	1,442
TOTAL ASSETS	$2,187

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Notes payable, past due	$430
Accounts payable	990
Accrued liabilities	989
Redeemable convertible preferred stock and accrued interest and dividends in default	5,716
Dividends payable - Series A	1,093
Advances payable - Roche	381
Total current liabilities	9,599
Convertible notes payable, net of debt discount of $3,267	1,510
TOTAL LIABILITIES	11,109

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 477 shares issued and outstanding (liquidation preference $8,248)	4,443
Common stock, $.001 par value; 50,000 shares authorized, 12,088 shares issued and 12,041 shares outstanding	12
Additional paid-in capital	55,492
Treasury stock, at cost	(104)
Accumulated deficit	(68,765)
TOTAL CAPITAL DEFICIT	(8,922)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$2,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2007
REVENUE:
Net Revenue	$127	$252
COSTS AND EXPENSES:
Cost of product sales	198	281
Research and development	432	397
Sales and marketing	68	20
General and administrative	480	305
	1,178	1,003
Operating loss	(1,051)	(751)

OTHER INCOME AND INTEREST EXPENSE, net	(141)	(400)
NET LOSS	(1,192)	(1,151)

PREFERRED STOCK DIVIDENDS	(92)	(91)

DEEMED DIVIDEND	0	(3,811)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,284)	$ (5,053)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.11)	$(0.43)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,738	11,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

(In Thousands)

	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,192)	$(1,151)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10	4
Amortization and accretion of deferred financing costs, notes payable and warrants	0	23
Stock based compensation	23	12
Interest expense due to warrant repricing	0	84
Provision for inventory obsolescence	0	153
Changes in operating assets and liabilities:
Accounts receivable	188	(359)
Inventories	(45)	31
Other current assets	6	(12)
Accounts payable	(144)	60
Accrued liabilities	(83)	33
Total adjustments	(45)	29
Net cash used in operating activities	(1,237)	(1,122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(64)	(20)
Net cash used in investing activities	(64)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	0	(520)
Proceeds from issuance of notes payable	1,900	2,791
Payments of notes payable	0	(1,193)
Net cash provided by financing activities	1,900	1,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	599	(64)
CASH AND CASH EQUIVALENTS, beginning of period	313	206
CASH AND CASH EQUIVALENTS, end of period	$912	$142

CASH PAID FOR:
Interest	$94	$268

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends into common stock	$56	$85
Bridge notes payable converted into convertible notes payable	$0	$1,944
Accrued dividends	$92	$91
Deemed dividend	$0	$3,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. (collectively with its wholly owned subsidiaries Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and Guided Therapeutics, Inc., ("GT") (the "Company"). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of March 31, 2007, results of operations for the three months ended March 31, 2006 and 2007, and cash flows for the three months ended March 31, 2006 and 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2007, it had an accumulated deficit of approximately $68.8 million. Through March 31, 2007, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At March 31, 2007, the Company's current liabilities exceeded current assets by approximately $8.9 million and it had a capital deficit due principally to its recurring losses from operations. As of March 31, 2007, the Company was in default on payments due under its settlement with Abbott Laboratories, Inc. ("Abbott") regarding its redeemable preferred stock agreement. In June 2007, Abbott and the Company reached a settlement for the default (Note 10).  In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 8).

The Company needs to raise additional capital during 2007. If capital cannot be raised, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for Bankruptcy protection. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The condensed consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain even limited operations, or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Subsequent to the end of the first quarter, on June 5, 2007, the Company and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, the Company dropped its lawsuit and patent infringement claims against Abbott and Abbott forgave approximately $5.7 million in debt it claimed was in default. The disputes arose from a research, development and license agreement. The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing (Notes 5 and 10). The Company will record the debt forgiven amount of $5.7 million as a gain on its statement of operations for the period ending June 30, 2007. The Company will accrue a corresponding alternative minimum tax liability of approximately $99,000 in its statement of operations for the quarter ending June 30, 2007.

Also, management intends to obtain additional funds through assets sales, debt or equity financings and collaborative partnerships. To this end, the Company, on May 9, 2007, executed the sale of essentially all of the assets of Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") to ICU Medical, Inc., a company specializing in diabetes, for the price of $3,000,000, approximately $2,500,000 of which was paid at closing, with the remainder due subject to escrow (see Note 10).

Management believes the funds from this sale, along with funds from government contracts, grants and other strategic partnerships, will be sufficient to support planned operations through October 2007.

Reclassification

Certain amounts in the statements of operations and cash flows, for the period ended March 31, 2006, have been reclassified to conform with the 2007 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC").

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years ranging from 2003 through 2006 remain open to examination by various taxing jurisdictions, as the statute of limitations has not expired.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied, retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect of such adoption, if any, on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's 2008 fiscal year. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

3. INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories are summarized as follows at March 31, 2007 (in thousands):

Raw materials	$26
Finished goods	221
247
Less valuation reserve	(247)
$0

The Company fully reserved its inventory, as of March 31, 2007, due to obsolescence as a result of the sale of SimpleChoice discussed in Notes 1 and 10.

4. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment," which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted the Company to account for such compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No.123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated, in accordance with the provisions of SFAS No. 123R.

For the quarter ended March 31, 2007, share-based compensation for options attributable to employees and officers was $12,000 and has been included in the Company's first quarter 2007 statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2007, the Company had $19,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately six months.

The Company has a 1995 stock option plan (the "Plan") approved by its stockholders for officers, directors and key employees of the Company and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 3,527,572 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the 1995 stock option plan as of March 31, 2007 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2007	2,034,015	$2.78
Outstanding, March 31, 2007	2,034,015	$2.78	5.47	$454

Vested or expected to vest, March 31, 2007	1,396,966	$3.84	4.54	$187

Exercisable, March 31, 2007	1,396,966	$3.84	4.54	$187

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of our stock, the risk free interest rate, option forfeiture rates and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of our stock on the Over The Counter Bulletin Board for a period that matches the expected life of the option. The risk-free interest rate is the yield from a Treasury Bond or note corresponding to the expected term of the option. Option forfeiture rates are based on our historical forfeiture rates. We have not paid dividends and do not expect to pay dividends in the foreseeable future.

No options were granted or exercised during the three months ended March 31, 2007 and 2006.

5. LITIGATION

In January 2003, the Company announced that it was initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. The Company was withholding payment due in connection with the redemption of the shares of its preferred stock held by Abbott in connection with its claims requesting that the U.S. Patent and Trademark Office declare patent interference proceedings against certain Abbott patents in the field of analyte detection, extraction, measuring, or monitoring, under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of the Company's preferred stock was required to be redeemed on December 30, 2002 at $10 per share. The Company had asked the U.S. patent office to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. The Company had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. The Company paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

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

On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance. As of the claim filing date, the Company's inventory of infusion sets on hand was enough to continue operations without appointing another manufacturer of infusion sets to replace Accellent. Furthermore, the company was in negotiation as to the sale of SimpleChoice, the Sterling business that sells infusion sets.

On June 5, 2007, SpectRx and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, SpectRx dropped its lawsuit and patent infringement claims against Abbott and Abbott forgave approximately $5.7 million in debt it claimed was in default. The disputes arose from a research, development and license agreement. The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing and agreed that no Party will make any settlement payment to the other.

The Company will record the debt forgiven in the amount of $5.7 million (net of applicable income tax effects) as a gain on its statement of operations for the period ending June 30, 2007.

6. STOCKHOLDERS' EQUITY

Preferred Stock

The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue (see Notes 5 and 10), the payment of outstanding accrued dividends and the redemption of the redeemable preferred stock under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment. On February 17, 2005, the Company initiated litigation against Abbott relating to a dispute over intellectual property issues. The Company is represented in this matter under a contingency fee arrangement. Interest expense related to the redeemable preferred stock included in the statement of operations for the three months ended March 31, 2006 and 2007 was $94,000 and $150,000, respectively. Subsequent to the end of the first quarter 2007, SpectRx and Abbott entered into a settlement and release thereby settling pending legal disputes.

Series A Convertible Preferred Stock

At March 31, 2007, the Company had outstanding 476,136 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81 The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total.  The deemed dividend has no net effect on equity since it is considered an equity transaction.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefore. The Company has experienced net losses since its inception and, as of March 31, 2007, it had an accumulated deficit of approximately $68.8 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $23.08 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50 but changed to $0.65 in March 2007 (see Note 8). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

During the second quarter of 2006, 5,200 shares of series A convertible preferred stock ($78,000 stated value), along with accrued dividends ($8,000), were converted into 57,421 shares of the Company's common stock.

During the first quarter of 2007, 7,333 shares of series A convertible preferred stock ($110,000 stated value) were converted into 169,243 shares of the Company's common stock.

Stock Options

Under the Plan, a total of 441,780 shares remained available at March 31, 2007. The total number of shares of common stock underlying the stock options outstanding and shares remaining available for issuance under the Plan was 2,475,885 shares as of March 31, 2007. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with authorized shares of 93,765. No options have been exercised under this plan. At March 31, 2007, 6,090 options were outstanding under this plan and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between SpectRx and Sterling.

At its annual meeting on June 2, 2005, the Company's stockholders approved the 2005 Amendment to the Plan to increase the amount of options available by 1,000,000 options. On November 1, 2005, the Company's Board of Directors approved an amendment to the Plan to increase the amount of options available for grant by 599,000 options and grant 500,000 of these options, both subject to stockholder approval within one year. At its annual meeting on May 25, 2006, the Company's stockholders did not approve this amendment and the option grant of 500,000 shares was void. Shareholder approval was not obtained, the increase of 599,000 was not approved and the option grant of 500,000 shares was void. There was no material accounting impact of the cancellation due to shareholder disapproval.

There were no options granted during the quarter ended March 31, 2007 and 2006.

Warrants

The Company has the following shares reserved for the warrants outstanding as of March 31, 2007:

Warrants		Exercise Price	Expiration Date

71,000	(1)	$2.25	08/30/2008
189,000	(2)	0.81	08/30/2013
400,000	(3)	0.81	02/05/2014
68,000	(4)	0.81	11/20/2013
100,000	(5)	2.00	02/05/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,946,061	(8)	0.78	03/01/2012
11,624,742

(1) Consists of warrants to purchase common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

(2) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.81 per share. At March 31, 2007, approximately $65,000 was charged to operating expenses, based on the repricing.

(3) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.81 per share. At March 31, 2007, approximately $132,000 was charged to operating expenses, based on the repricing.

(4) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.81 per share. At March 31, 2007, approximately $21,000 was charged to operating expenses, based on the repricing.

(5) Consists of warrants to purchase common stock at a purchase price of $2.00 per share issued as part of the extension of a bridge loan financing in February 2004. These warrants are exercisable in cash and not subject to any repricing.

(6) Consists of warrants to purchase common stock at a purchase price of $2.25 per share issued as part of the private placement of the Company's series A convertible preferred stock completed in 2004. These warrants are exercisable in cash and are subject to repricing, which occurred in March of 2007. As of March 31, 2007, the exercise price was adjusted to $0.81. On March 12, 2007, there is no beneficial conversion feature, based on the repricing.

(7) Consists of warrants to purchase common stock at a purchase price of $1.50 per share issued as placement agent fees and in connection with the private placement of the Company's series A convertible preferred stock completed in 2004. These warrants have a cashless exercise provision or are exercisable in cash and not subject to any repricing.

(8) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. On March 12, 2007, the warrants were valued at approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), with a beneficial conversion feature of approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete at approximately, $92,000 per month, for thirty six months, the term of the convertible notes payable. The placement agent warrants treated as debt issuance cost will amortize at the rate of approximately $8,000 per month.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 2004 with the lenders, the Company agreed to cause its subsidiary Guided Therapeutics, Inc., (GT), to issue to the lenders GT warrants exercisable for the number of shares of common stock of GT equal to 5% of all shares of common stock of GT as of and after the issuance of GT securities in a GT Financing, as defined in the agreement. The exercise price per share of common stock of GT will equal 5% of the per share purchase price paid by the purchases in such GT financing. As of March 31, 2007, such GT financing had not occurred.

Employee Stock Purchase Plan

The Company had adopted an employee stock purchase plan under which the Company could issue up to 214,286 shares of common stock. Eligible employees could use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At March 31, 2007, there were 0 shares available for future issuance under this plan. During the year ended December 31, 2006, the Company sold 16,000 shares valued at $4,000. The Company issued the last of these shares in May 2006; therefore, this plan is no longer available to employees.

7. LOSS PER COMMON SHARE

Loss per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share. Basic losses per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. Dilutive earnings per share calculations include the potential exercise of outstanding stock options, warrants and convertible securities. The effects of stock options, warrants and convertible securities have not been included in our 2006 and 2007 loss per share computations as their effect would have been anti-dilutive. Potential common shares totaling 12,095,687 and 32,335,872, which consist of the common stock underlying all outstanding stock options, convertible preferred stock and warrants, are considered to be anti-dilutive for the three months ended March 31, 2006 and 2007, respectively.

8. NOTES PAYABLE

On February 3, 2006, GT obtained a $1.5 million loan. Evidencing such borrowing, GT executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by GT to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of GT. The interest rate on the notes is 10% per annum and the notes matured on August 2, 2006.

On February 27, 2006, the Company borrowed an additional $400,000 through a note purchase and security agreement.  The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was paid in full on June 28, 2006.

On June 28, 2006, the Company entered into a bridge loan agreement ("Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for these lenders, pursuant to which each lender made a loan ("Loans") to SpectRx.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.  Subsequently, both bridge loans and the notes were amended to provide for extensions through February 23, 2007. For the three months ended March 31, 2007, interest of approximately $52,000 was incurred on the notes.

On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of SpectRx common stock at $0.78 per share. The relative fair value of the warrants was approximately $64,000 at March 31, 2007. This has been expensed in the Company's statement of operations for the period then ended. The notes were extended to mature on June 30, 2007. An additional extension is currently being negotiated with the lenders. No warrants have been issued to date and the notes are past due.

On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors. Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes including those issued by Guided Therapeutics and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due, on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into SpectRx common stock at $0.65 per share or 7,285,061 shares of common stock and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for SpectRx common stock. In addition, 661,000 warrants, at an exercise price of $0.78, were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting Bridge Note holder, as interest on the notes payable. The fair value of the warrants was approximately $6,000 at March 31, 2007. This expense has been reflected in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36 month term of the convertible notes payable using the effective interest method.  In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over thirty six months, using the effective interest method.

The Amended Loan is a senior secured obligation of SpectRx and is secured by (a) a first in priority lien on all of SpectRx's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT.

The Amended Loan also provides certain registration rights with respect to the shares of SpectRx common stock underlying the convertible notes and warrants to the lenders. The convertible notes will automatically convert into convertible preferred stock of SpectRx, upon any completion of a convertible preferred financing of $5 million or more. However, the Company, through March 31, 2007, had not registered the shares of SpectRx common stock underlying the convertible notes and warrants to the lenders. Penalty for the late registration, as outlined in the Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $27,000 for the quarter ended March 31, 2007, as the Company currently expects that the registration statement will not be filed before August 31, 2007.

Of the proceeds from the Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the Amended Loan, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the convertible notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65 and the exercise price of certain of the Company's warrants from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on equity since it is considered an equity transaction.

On April 17, 2007, we issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable after the closing of the Amended Loan. The notes were in the amounts of: $188,721 to William D. Arthur, III, director and former President and Chief Operating Officer; $100,946 to Richard Fowler, Senior Vice President of Engineering; $86,445 to Thomas H. Muller, Jr., former Chief Financial Officer; and $64,715 to Walter Pavlicek, Vice President of Operations. The notes were unsecured and were payable upon the sale of certain assets or at any time after August 28, 2007, when the Company had more than $1 million of cash on hand. Two of the notes had an interest rate of 13% and two of the notes had an interest rate of 7%, with interest accruing from March 1, 2007.  These amounts could have been construed to be past due under the 2004 letter agreements.  Subsequent to the end of the first quarter, all notes and Mark Samuels' accrued salary were paid.

9. RELATED PARTY TRANSACTION

On February 2, 2006, GT obtained a $1.5 million loan, including $375,000 from Dr. Imhoff, a director of the Company.  Evidencing such borrowing, GT executed promissory notes in favor of each of the investors. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006.

On June 28, 2006, SpectRx entered into Bridge Loan Agreement by and among SpectRx, Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark A. Samuels, Richard L. Fowler and William D. Arthur, III, and ProMed Management Inc., as agent for the lenders, pursuant to which each lender made a loan to SpectRx.  These related parties represent the ownership of an aggregate of approximately 29% of SpectRx's common stock.  Additionally, Mark A. Samuels was the Chairman, Chief Executive Officer and Chief Financial Officer of SpectRx, Richard L. Fowler is the Senior Vice President-Engineering of SpectRx and William D. Arthur, III is the President, Chief Operating Officer of Sterling. The aggregate principal amount of all Loans was originally $900,000 and was increased to $2,036,000 as of December 31, 2006.

On March 12, 2007, we completed the amendment of the ProMed Bridge Loan Agreement to the Amended Loan with existing and new creditors. Pursuant to the Amended Loan, the existing bridge loans under the Bridge Loan Agreement were restructured and consolidated into new 13% senior secured Convertible Notes, all notes issued by GT were also restructured and consolidated into Convertible Notes and new lenders became party to the Amended Loan and were issued Convertible Notes.  The aggregate principal amount of the Amended Loan is $4.8 million due on March 1, 2010. No interest is due until maturity. These notes are convertible into SpectRx common stock at $ 0.65 per share and were issued with approximately 7.2 million warrants exercisable at $ 0.78 per share for SpectRx common stock. Additional warrants, exercisable for 661,000 common shares at an exercise price of $0.78, were issued to the placement agent and others in conjunction with this financing. On that day, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), with a beneficial conversion feature of approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over thirty six months, the term of the convertible notes payable, using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrants, value for 661,000 warrants given to placement agent) will also be amortized over thirty six months, using the effective interest method.

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

Subject to customary adjustments (which include full ratchet anti-dilution provisions), the Convertible Notes associated with the Amended Loan are convertible into approximately 7,285,061 common shares and the warrants are exercisable for approximately 7,946,061 shares of common stock. The warrants are currently exercisable. The Convertible Notes are convertible into SpectRx common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of SpectRx common stock at a price of $0.78 per share; both are subject to certain adjustments. The Amended Loan also provides certain registration rights with respect to the shares of SpectRx common stock underlying the Convertible Notes and warrants to the Amended Loan lenders. The Convertible Notes will automatically convert into convertible preferred, upon the completion of a convertible preferred financing of $5 million or more.

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

The issuance of the Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65, the exercise price of the Company's series A preferred warrants from $2.25 to $0.81, respectively.

The Amended Loan lenders include Mark A. Samuels, Former Chairman, Former Chief Executive Officer and Former Acting Chief Financial Officer of SpectRx; Richard L. Fowler, Senior Vice President-Engineering of SpectRx; William D. Arthur, III, Former President and Former Chief Operating Officer of Sterling and Former Secretary and a director of SpectRx; and, John E. Imhoff, a director of SpectRx, all of whom have a preexisting relationship with SpectRx, consisting of the ownership of an aggregate of approximately 29% of SpectRx's common stock.

The Amended Loan is a senior secured obligation of SpectRx and is secured by (a) a first in priority lien on all of SpectRx's assets; (b) a guaranty by Sterling; (c) a second in priority lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT. Both the February 3, 2006 and the June 28, 2006 notes discussed in Note 8 were amended or converted into the Amended Loan.

10. SUBSEQUENT EVENTS

On May 9, 2007 (the "Closing"), the Company and Sterling Medivations (the "Sellers"), sold to ICU Medical, Inc. (the "Buyer") substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property (the "Purchased Assets") pursuant to a certain Asset Sale Agreement executed and delivered at the Closing by the Sellers and Buyer (the "ASA"). In connection with the sale, SpectRx, Inc. announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the Purchased Assets pursuant to the ASA.

The selling price for the Assets was $3,000,000 (the "Selling Price"), and after adjustment for certain escrow amounts and escrow fees, the Company received $2,552,000 at Closing.  The Company will record the gain on sale in the amount of $2 million on its statement of operations for the quarter ending June 30, 2007.

The ASA contemplates certain additional payments from the Buyer to the Company or Sterling of one-half of one percent (0.5%) on annual net sales of covered products between ten million ($10,000,000) and twenty million and one dollars ($20,000,001); three-fourths of one percent (0.75%) on annual net sales of covered products between twenty million and one dollars ($20,000,001) and thirty million dollars ($30,000,000) and one and one-half percent (1.5%) on annual net sales of covered products over thirty million and one dollars ($30,000,001), after Closing, not to exceed $1,000,000 in any calendar year, relating to sales of products covered by a certain patent entitled "Infusion Hub Assembly and Fluid Line Disconnect System."  Additionally, the Buyer granted the Company a license to make, use, or sell products covered by a certain patent relating to "Insertion Device for an Insertion Set and Method of Using the Same" and the Company agreed to make certain royalty payments to the Buyer of one-half of one percent (0.5%) on annual net sales of covered products between ten million ($10,000,000) and twenty million and one dollars ($20,000,001); three-fourths of one percent (0.75%) on annual net sales of covered products between twenty million and one dollars ($20,000,001) and thirty million dollars ($30,000,000) and one and one-half percent (1.5%) on annual net sales of covered products over thirty million and one dollars ($30,000,001), not to exceed $1,000,000 in any calendar year, on sales of products covered by this patent.

The ASA contains customary representations, warranties, covenants and indemnification obligations of the Buyer and Sellers.

The Company entered into the following agreements with some Executives:

SEVERANCE and CONSULTING AGREEMENT with Mark A. Samuels (the "Executive"): The Executive agreed to resign as Chairman and CEO, effective at the earlier of two days after the close of the sale of SimpleChoice or May 18, 2007 (the "Effective Date"), and was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $136,000. This amount was previously accrued.

The Executive was paid $50,000 on May 18, 2007.

In consideration for founding the Company and for almost 15 years of service, the Company agreed to pay the Executive, two years severance at 50% of full salary (50% of $230,000 per year or $115,000 per year), to be paid out at the Company's normal two week payroll interval, but not less than once every two weeks. The severance shall include full benefits not less than that offered to the new or interim CEO for a period of 24 months from date of severance.  The Executive agreed to provide consulting services to the Company for 24 months at up to five hours per month and no further cost to the Company.  The Company will accrue the full severance in the amount of $230,000 during the quarter ended June 30, 2007.

SEVERANCE and CONSULTING AGREEMENT with Dr. Walter Pavlicek (the "Manager"): Upon the Effective Date of this Agreement, the Manager resigned as VP of Operations of Sterling Medivations, Inc. and was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $66,000. This amount was previously accrued.

The Manager was paid $35,000 on May 18, 2007.

Manager shall provide consulting for 12 months following the Effective Date to assist the Company with the ISO audit preparations and ISO audit (which took place on June 6-8, 2007). Compensation for the consulting services shall be at regular two-week pay periods (starting May 18, 2007) at the rate of 1/26 of $35,000 per pay period.

In addition, the Company agreed to pay $10,000 upon successful completion of the ISO audit. (Successful completion is defined as not losing certification.). This amount was paid on June 11, 2007.

SEVERANCE AGREEMENT with Mr. William Arthur (the "Manager"): Upon the Effective Date of this Agreement, the Manager resigned as President and COO for Sterling Medivations, Inc., and was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $193,000. This amount was previously accrued.

The manager was paid an amount equal to nine (9) months of the Manager's base salary, less applicable taxes and withholdings as required by law, which gross amount was divided and paid ½ cash and ½ as stock. Such cash payment equaled $67,500 and was paid on May 18, 2007.

EMPLOYMENT AGREEMENT with Mr. Richard L. Fowler (the "Manager"): Upon the Effective Date of this Agreement, the Manager was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $103,000. This amount was previously accrued.

The Company agreed to employ the Manager, at his current position (Senior Vice president of Engineering).

The employment agreement will be for a period of two years. The agreement will automatically renew for an additional period of two years.

On June 5, 2007, SpectRx and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, SpectRx dropped its lawsuit and patent infringement claims against Abbott and Abbott forgave approximately $5.7 million in debt it claimed was in default. The disputes arose from a research, development and license agreement. The development agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

  access to sufficient debt or equity capital to meet our operating and financial needs;
  the effectiveness and ultimate market acceptance of our products;
  whether our products in development will prove safe, feasible and effective;
  whether and when we or any potential strategic partners will obtain approval from the U.S FDA and corresponding foreign agencies;
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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003. We attempted to commercialize a diabetes screening instrument with Roche and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2007, we have an accumulated deficit of about $68.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2004, 2005 and 2006, a majority of our revenues came from our SimpleChoice insulin delivery product and National Institute of Alcohol Abuse and Alcoholism (NIAAA) research contract revenue. We expect that the majority of our revenue in 2007 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

  As a result of the recent sale of our SimpleChoice business to ICU Medical in May of 2007, we will no longer obtain revenues from sales of SimpleChoice products to distributors. Such revenues were approximately $67,000 and $66,000 for the quarter ended March 31, 2006 and 2007, respectively. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established and we face competitors who have sought to deny our access to the market in the past through predatory sales practices. As a result of supply issues and a distribution issue prior to the sale of our SimpleChoice business, our insulin delivery product sales had decreased for the first quarter of 2007.

  CRITICAL ACCOUNTING POLICIES

  Our material accounting policies, which we believe are the most critical to an investor's understanding of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the numbers of these policies requiring explanation are limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

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

  Service revenues are considered to have been earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the service revenues. Accordingly, we record revenue from service contracts where the service is completed and the customer is invoiced in accordance with the terms of a written, duly executed service contract or purchase order.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006.

  Net loss available to common stockholders was $5.1 million during the three months ended March 31, 2007, versus $1.3 million for the same period in 2006.

  Net loss was $1.2 million during the three months ended March 31, 2007, and for the same period in 2006. Product revenue increased to $252,000 from $127,000, primarily due to the increase in revenue from contracts relating to interstitial fluid ("ISF") technology. Cost of sales increased from $198,000 in 2006 to $281,000 in 2007, due primarily to the write off of SimpleChoice inventory.  Operating expense was approximately $258,000 lower in the first quarter of 2007 than the same period in 2006, primarily due to a decrease in SimpleChoice related costs in the first quarter of 2007. Operating loss in the first quarter of 2007, as a result, was approximately $751,000, as compared to $1.1 million in the first quarter of 2006.

  Revenue: Net revenue increased to $252,000 for the quarter ended March 31, 2007 from $127,000 for the same period in 2006. Net revenue was higher for the first quarter 2007 than for the comparable period in 2006, due to the increase of $125,000 in revenue from contracts relating to our ISF technology.

  Cost of Sales: Cost of sales increased to $281,000 for the three months ended March 31, 2007, from approximately $198,000 for the same period in 2006. The increase was primarily due to the write off of SimpleChoice inventory, due to obsolescence.  The Company was in the process of selling SimpleChoice and had previously significantly reduced SimpleChoice related costs. Included in the cost of sales is approximately $52,000 and $134,000 of overheads pertaining to our operations department for the three months ended March 31, 2007 and 2006, respectively.

  Research and Development Expenses: Research and development expenses decreased to approximately $397,000 for the three months ended March 31, 2007, compared to $432,000 for the same period in 2006. The decrease of approximately $35,000 was primarily due to a reduction in SimpleChoice research and development costs, offset partially by increase of approximately $57,000 and $12,000 in cervical cancer detection products and glucose monitoring expenses, respectively.

  Sales and Marketing Expenses: Sales and marketing expenses decreased to $20,000 during the three months ended March 31, 2007 from $68,000 for the same period in 2006, due to a general decrease in sales and marketing activities relating to SimpleChoice products.

  General and Administrative Expenses: General and administrative expenses decreased to $305,000 during the three months ended March 31, 2007, compared to $480,000 for the same period in 2006. General and administrative expenses decrease is primarily related to decrease in SimpleChoice operating expenses. The Company was in the process of selling SimpleChoice and had previously reduced operations significantly, in anticipation of the sale. This resulted in approximately a $43,000 and $45,000 decrease in SimpleChoice employee salary and executive compensation expenses, respectively, as well as approximately a $50,000 decrease in expenses related to patent monitoring, partially offset by amortization of approximately $15,000 of transaction-related expenses for the financing in March 2007, as well as approximately $8,000 of expense due to the value of the warrants issued in conjunction with that financing.

  Net Interest and Other Expense: Net interest and other expense increased to approximately $400,000 for the three months ended March 31, 2007, as compared to expense of approximately $141,000 for the same period in 2006. The increase is primarily due to approximately $14,000 charged to expenses (non-recurring), based on the repricing of certain warrants, as well as, debt discount and convertible notes payable beneficial conversion features accretion of approximately $18,000. In addition, debt issuance costs amortization was approximately $5,000 for the quarter ended March 31, 2007 and an accrued penalty for late filing of a future registration statement of approximately $27,000.  Furthermore, cost of warrants issued to bridge note holders, as a result of the March 2007 refinancing totaling approximately $70,000 was also expensed.

  OPERATIONS GOING FORWARD WITHOUT SIMPLECHOICE:

  Revenue will be derived from continuation of our NIAAA contract, as well as sales of porators and services for research studies. Such revenues will average approximately $225,000 per quarter. Our marketing expenses will be decreased significantly, until we launch the cervical cancer device (at this time, the Company has not established a specific date for the launching), since prior marketing expenses were directly related to SimpleChoice. Research and development costs will increase significantly, due to our cervical cancer device in development. General and administrative expenses will also be reduced significantly, until we launch the cervical cancer detection device (see Note 1 - "Going Concern").

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At March 31, 2007, we had cash of approximately $142,000 and negative working capital of approximately $8.9 million.

  Our major cash flows in the quarter ended March 31, 2007 consisted of cash out-flows of $1,122,000 from operations (including approximately $1.2 million of net loss), an addition of $20,000 to property and equipment and a $1.1 million net cash in-flow from our bridge loan and note financing activities.

  We have historically also received funds from milestones and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2.5 million, to be spent over two years, from the NCI for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products, as non-core assets, for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in earnout payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earnout in the first quarter of 2004 for performance during 2003 and we have received approximately $1.0 million of earnout in 2005 for performance during 2004. We received an additional $2.6 million for the remainder of potential earnout in 2005. No more earnout will be paid to us.

  On February 3, 2006, GT obtained a $1.5 million loan, made by about a dozen investors.  Evidencing such borrowing, GT executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by GT to fund its product development work and its general working capital needs, and to reimburse SpectRx for certain expenses incurred or to be incurred by it on behalf of GT. The interest rate on the notes is 10% per annum and the notes matured on August 2, 2006.

  On February 27, 2006, the Company borrowed an additional $400,000 through a note purchase and security agreement.  The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was paid in full on June 28, 2006.

  On June 28, 2006, the Company entered into a bridge loan agreement ("Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for these lenders, pursuant to which each lender made a loan ("Loans") to SpectRx.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000. Subsequently both bridge loans and the notes were amended to provide for extensions through February 23, 2007. For the three months ended March 31, 2007, interest of approximately $52,000 was incurred on the notes.

  On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of SpectRx common stock at $0.78 per share. The notes were extended to mature on June 30, 2007. An additional extension is currently being negotiated with the lenders. No warrants have been issued to date and the notes are past due.

  On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes including those issued by Guided Therapeutics and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due, on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into SpectRx common stock at $0.65 per share or 7,285,061 shares of common stock and were issued with approximately 7.2 million warrants, exercisable immediately at $ 0.78 per share for SpectRx common stock. In addition, 661,000 warrants at an exercise price of $0.78, were issued to the placement agent and others in conjunction with this financing. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount consisting of the beneficial conversion feature and warrants, will accrete over the 36 month term of the convertible notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over thirty six months, using the effective interest method..

  The Amended Loan is a senior secured obligation of SpectRx and is secured by (a) a first in priority lien on all of SpectRx's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT.

  On April 17, 2007, we issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable after the closing of the Amended Loan. The notes were in the amounts of: $188,721 to William D. Arthur, III, director and former President and Chief Operating Officer; $100,946 to Richard Fowler, Senior Vice President of Engineering; $86,445 to Thomas H. Muller, Jr., former Chief Financial Officer; and $64,715 to Walter Pavlicek, Vice President of Operations. The notes were unsecured and were payable upon the sale of certain assets or at any time after August 28, 2007 when the Company had more than $1 million of cash on hand. Two of the notes had an interest rate of 13% and two of the notes had an interest rate of 7%, with interest accruing from March 1, 2007.  These amounts could have been construed to be past due under the 2004 letter agreements.  Subsequent to the end of the first quarter, all notes have been paid.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through October 2007, excluding any amounts due on redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need funding in addition to that to complete our pivotal trials for our cervical cancer product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  New Accounting Pronouncements

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect of such adoption, if any, on its financial position or results of operations.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's 2008 fiscal year. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

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

  ALTHOUGH IT IS LIKELY THAT WE WILL BE REQUIRED TO RAISE ADDITIONAL FUNDS WITHIN THE NEXT FIVE MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  Additional debt or equity financing will be required for us to continue as a going concern. Management has plans to obtain additional funds through the financing of our cervical cancer detection business, additional debt or equity financings and new collaborative partnerships. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays, are unable to obtain additional debt or equity financing, are unable to meet our sales projections we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  Moreover, subsequent to the restructuring of the ProMed and GT bridge notes completed in March 2007, our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive the covenants restricting our ability to further indebtedness.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must obtain additional funds through further financing transactions or through a collaborative partner in order to execute our plans to launch our cervical cancer detection product line and grow our revenues to sufficiently high levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that the proceeds from the sale of our SimpleChoice product line and any additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond October 2007. Therefore, it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before October 2007. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

  Because limited historical information is available on our revenue trends and operations, it will be difficult to evaluate our business. Our historical financial information also includes the sale of our BiliChek product line in March of 2003. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $68.8 million at March 31, 2007.

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

  We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, the proceeds from the recent sale of our SimpleChoice product line and the funding we are planning to obtain from various sources will be sufficient to satisfy our funding requirements through October 2007, but may not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing would be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

  As of March 31, 2007, we have been issued, or have rights to, 36 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 9 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, and cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office ("USPTO") may institute interference proceedings. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  WE MAY NOT BE ABLE TO GENERATE SUFFICIENT SALES REVENUES TO SUSTAIN OUR GROWTH AND STRATEGY PLANS.

  We expect that the majority of our revenues in 2007 will come from contracts. Our glucose monitoring product in development depends on finding a new collaborative partner and the collaborative partner's ability to generate sales of our products, which should provide us with revenue. We may not be able to successfully commercialize the products we are developing. Even if we do, we, together with any collaborative partners with respect to products being jointly developed, may not be able to sell sufficient volumes of our products to generate profits for us.

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

  Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive glucose monitoring or cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of diabetes or otherwise render our products obsolete.

  WE HAVE LITTLE MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our former BiliChek products, as well as the diabetes detection product on a limited scale. Our former product offerings in the SimpleChoice insulin delivery area were primarily manufactured by a third party. We consistently had substantial difficulties in establishing and maintaining manufacturing for our former SimpleChoice product line and those difficulties impacted our ability to increase sales. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR REVENUE UNCERTAIN.

  We may be responsible for marketing our cervical cancer device if it is approved. We have relatively limited experience in marketing or selling medical device products and currently only have a one-person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms, if at all. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

  On March 26, 2004, we entered into agreements with investors to raise capital in a private placement of our series A convertible preferred stock and warrants. As a result of this private placement transaction, there were 483,469 shares of our series A convertible preferred stock outstanding convertible into approximately 1.4 million shares of our common stock at a conversion price of $0.65 per share, plus warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $0.81 per share. The conversion price for the series A convertible preferred stock and the exercise price for the warrants may be lowered under certain price adjustment provisions in the certificate of designations relating to the series A convertible preferred stock and the warrants if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

  Subject to certain exceptions, if we issue shares of our common stock, or securities convertible into or exercisable for shares of our common stock, at a price per share less than the then effective conversion price for the series A convertible preferred stock, the conversion price for the series A convertible preferred stock will be adjusted to equal such lower per share consideration and the exercise price for the warrants will be adjusted to equal 125% of such lower per share consideration. A reduction in the conversion price for the series A convertible preferred stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion of the series A convertible preferred stock and the exercise of the warrants, respectively. For example, during March 2007, due to the restructuring of certain notes payable, the conversion price of the series A convertible preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. In addition, the restructured notes are convertible into 7,285,061 shares of SpectRx common stock at $0.65 per share and the restructured warrants are exercisable for 7,285,061 shares of SpectRx common stock at an exercise price of $0.78 per share.

  This downward adjustment of the conversion price for the series A convertible preferred stock and the exercise price for the warrants has resulted in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 24% of our outstanding common stock as of March 31, 2007. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of March 31, 2007.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, the Company announced that it was initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. The Company was withholding payment due in connection with the redemption of the shares of its preferred stock held by Abbott in connection with its claims under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of the Company's preferred stock was required to be redeemed on December 30, 2002 at $10 per share. The Company had asked the USPTO to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. The Company had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. The Company paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

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

  On February 17, 2005, the Company initiated litigation against Abbott relating to the dispute over intellectual property issues. The Company was represented in this matter under a contingency fee arrangement. In connection with the dispute and litigation, the Company did not pay $0.9 million of the amount due in 2004, the $1.8 million due in 2005 or the $1.9 million due in 2006. These amounts have been shown as a current liability. On March 26, 2006, our lawsuit was stayed in order to allow arbitration to proceed.

  On June 5, 2007, SpectRx and Abbott entered into a settlement and release, thereby settling pending legal disputes.  As a result, the Company dropped its lawsuit and patent infringement claims against Abbott and Abbott forgave approximately $5.7 million in debt it claimed was in default. The dispute arose from a research, development and license agreement.  The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing.

  On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

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

  We were in negotiations with Abbott from early 2003 through February of 2005 regarding the patent issue described in Note 4 to the financial statements included in this report, the payments of outstanding accrued dividends and the redemption of the redeemable preferred stock under the settlement. On July 15, 2004, Abbott sent us a letter notifying us that we were in default on two additional payments due in 2004 and demanding payment. On July 22, 2004 we responded that we were seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent us a letter notifying us that we were in default on an additional payment due in 2004 and demanding payment. We again responded that we expect to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

  On June 5, 2007, SpectRx and Abbott entered into a settlement and release, thereby settling pending legal disputes. As a result, SpectRx will drop its lawsuit and patent infringement claims against Abbott and Abbott will forgive approximately $5.7 million in debt it claimed was in default. The disputes arose from a research, development and license agreement. The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description
4.1	Amended and Restated Loan Agreement
4.2	First Amendment to Amended and Restated Loan Agreement
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and acting Chief Financial Officer
Date:	August 24, 2007

  EXHIBIT 31

  Rule 13a-14(a)/15(d)-14(a) Certifications

  I, Mark L. Faupel, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of SpectRx, Inc.;

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
Date: August 24, 2007	/s/ Mark L. Faupel Mark L. Faupel Chief Executive Officer, President and acting Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and acting Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: August 24, 2007

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel

  Title: President, Chief Executive Officer and acting Chief Financial Officer