Form 10QSB
period 2007-10-23
SPECTRX INC
filed 2007-10-23
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes [ ] No [X]

As of October 19, 2007, the registrant had outstanding 13,335,377 shares of Common Stock.

Transitional Small Business Disclosure Format. (check one) Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(In Thousands, Except Par Value)

ASSETS

CURRENT ASSETS:
Cash and equivalents
$676
Accounts receivable, including $424,000 escrow from sale of discontinued operations and net of allowance for doubtful accounts of $41
509
Inventories, net of reserve of $247
0
Other current assets
33
Total current assets
1,218

Property and equipment, net
20
Deferred debt issuance costs, net
783
Other assets
51
Total noncurrent assets
854
TOTAL ASSETS	$2,072

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Notes payable, past due
$446
Accounts payable
88
Accrued liabilities
909
Deferred revenue
67
Dividends payable - Series A
1,183
Advances payable - Roche
381
Total current liabilities
3,074
Convertible notes payable, net of debt discount of $3,169
1,764
TOTAL LIABILITIES	4,838

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 421 shares issued and outstanding (liquidation preference $7,498)
3,927
Common stock, $.001 par value; 50,000 shares authorized, 13,382 shares issued and 13,335 shares outstanding
13
Additional paid-in capital
55,927
Treasury stock, at cost
(104)
Accumulated deficit
(62,529)
TOTAL CAPITAL DEFICIT	(2,766)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$2,072

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(In Thousands, Except Per Share Data)

REVENUE:	Three Months Ended		Six Months Ended
	2006 (Note 8)	2007	2006 (Note 8)	2007
Net Revenue	$85	$314	$146	$499
COSTS AND EXPENSES:
Cost of sales	0	0	50	52
Research and development	535	632	750	946
Sales and marketing	0	0	13	0
General and administrative	436	798	857	1,136
Gain on litigation settlement	0	(5,816)	0	(5,816)

	971	(4,386)	1,670	(3,682)
Operating (loss) gain	(886)	4,700	(1,524)	4,181

OTHER INCOME and INTEREST EXPENSE, net	(167)	(410)	(308)	(810)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,053)	4,290	(1,832)	3,371
PROVISION FOR INCOME TAXES	0	(73)	0	(73)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,053)	4,217	(1,832)	3,298
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including gain on disposal of $2,455 in 2007), net of tax (see Note 8)	(479)	2,019	(892)	1,787
NET (LOSS) INCOME	(1,532)	6,236	(2,724)	5,085
PREFERRED STOCK DIVIDENDS	(90)	(90)	(182)	(181)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	0	0	0	(3,811)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,622)	$6,146	$(2,906)	$1,093
BASIC (LOSS) EARNINGS PER SHARE:
CONTINUING OPERATIONS	$(0.10)	$0.33	$(0.17)	$(0.06)
DISCONTINUED OPERATIONS	(0.04)	0.16	(0.08)	0.15
TOTAL
	$(0.14)	$0.49	$(0.25)	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,788	12,665	11,763	12,274
DILUTED (LOSS) EARNINGS PER SHARE:
CONTINUING OPERATIONS	$(0.10)	$0.14	$(0.17)	$(0.06)
DISCONTINUED OPERATIONS	(0.04)	0.07	(0.08)	0 .15
TOTAL
	$(0.14)	$0.21	$(0.25)	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	11,788	31,239	11,763	12,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(In Thousands)

	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(2,724)	$5,085
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	22	5
Provision for obsolescence	83	153
Amortization and accretion of deferred financing costs, notes payable and warrants	0	145
Stock-based compensation	46	12
Interest expense due to warrant repricing and issuance of new warrants	0	84
Gain on debt forgiveness	0	(5,816)
Gain on sale of discontinued operations	0	(2445)
Changes in operating assets and liabilities:
Accounts receivable	158	(398)
Inventories	(224)	31
Other current assets	46	88
Deferred Revenue	100	67
Accounts payable	(106)	(837)
Accrued liabilities	114	686
Total adjustments	239	(8,225)
Net cash used in operating activities	(2,485)	(3,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Addition to property and equipment	(64)	(25)
Net proceeds from sale of SimpleChoice - Discontinued operations	0	2,552
Net cash (used) provided in investing activities	(64)	2,527

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	4	(520)
Proceeds from issuance of notes payable	2,800	2,791
Payments of notes payable	(400)	(1,193)
Proceeds from exercise of stock options	0	5
Net cash provided by financing activities	2,404	1,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	(145)	470
CASH AND CASH EQUIVALENTS, beginning of period	313	206
CASH AND CASH EQUIVALENTS, end of period	$168	676

CASH PAID FOR:
Interest	$225	$770

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$86	$942
Bridge notes payable converted into convertible notes payable	$0	$1,944
Accrued dividends	$182	$181
Deemed dividend on Series A convertible preferred stock	$0	$3,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. (collectively with its wholly owned subsidiaries Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and Guided Therapeutics, Inc., ("GT") (the "Company"). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2006 and 2007, and cash flows for the six months ended June 30, 2006 and 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2007, it had an accumulated deficit of approximately $62.5 million. Through June 30, 2007, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

On May 9, 2007 (the "Closing"), the Company and Sterling Medivations (the "Sellers"), sold to ICU Medical, Inc. (the "Buyer") substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property (the "Purchased Assets") pursuant to an Asset Sale Agreement executed and delivered at the Closing by the Sellers and Buyer (the "ASA"). In connection with the sale, SpectRx, Inc. announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the Purchased Assets pursuant to the ASA.

The selling price for the Assets was $3,000,000 (the "Selling Price"), and after adjustment for certain escrow amounts and escrow fees, the Company received $2,552,000 at Closing.  The Company recorded a gain on sale in the amount of approximately $2.4 million (net of tax) in its statement of operations for the quarter ending June 30, 2007. The Company does not anticipate an income tax impact from the gain on sales based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, the Company may be subject to alternative minimum tax liability. This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $26,000 for the gain on sale in its statement of operations for the quarter ended June 30, 2007 (See Note 8).

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At June 30, 2007, the Company's current liabilities exceeded current assets by approximately $1.8 million and it had a capital deficit due principally to its recurring losses from operations. As of June 30, 2007, the Company was past due on payments due under its bridge notes payable in the amount of $446,000. In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 7).

The Company needs to raise additional capital during 2007. If capital cannot be raised, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The condensed consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes the funds from the sale of SimpleChoice assets along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through December 2007.

We have been seeking a new strategic partner and on April 27, 2007, signed a 180-day exclusive negotiation feasibility study agreement of optimization of our Company's microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement is set to expire on October 27, 2007. We expect the agreement to be extended in the near future. The Company has been paid a fee in this regard of $100,000, which will be recognized in income ratably over the six months period, in other income on the statement of operations.

Reclassification

Certain amounts in the statements of operations and cash flows for the period ended June 30, 2006 have been reclassified to reflect the sale and discontinuance of the Company's SimpleChoice operations and to conform with the 2007 presentation (see Note 8).

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC").

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and six months ended June 30, 2007.

We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years ranging from 2003 through 2006 remain open to examination by various taxing jurisdictions as the statute of limitations has not expired.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes prioritizes the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect of such adoption, if any, on its financial position or results of operations.

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

For the six months ended June 30, 2007, share-based compensation for options attributable to employees and officers was $12,000, and has been included in the Company's statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2007, the Company had $13,000 of unrecognized compensation cost related to granted stock options to be recognized over the remaining vesting period of approximately eighteen months.

The Company has a 1995 stock option plan (the "Plan") approved by its stockholders for officers, directors and key employees of, and Consultants to, the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 3,527,572 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the Plan as of June 30, 2007 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2007	2,034,015	$2.78
Exercised	(20,666)	$0.27
Outstanding, June 30, 2007	2,013,439	$2.81	5.20	$143

Vested or expected to vest, June 30, 2007	1,401,103	$3.84	4.31	$59

Exercisable, June 30, 2007	1,401,103	$3.84	4.31	$59

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

No options were granted during the quarter ended June 30, 2006 or 2007. Options totaling 20,666 shares, with intrinsic calculation of approximately $9,800, were exercised, for total proceeds of approximately $5,000 during the quarter ending June 30, 2007.

4. LITIGATION

In January 2003, the Company announced that it was initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. The Company was withholding payment due in connection with the redemption of the shares of its preferred stock held by Abbott in connection with its claims requesting that the U.S. Patent and Trademark Office (the "USPTO") declare patent interference proceedings against certain Abbott patents in the fields of analyte detection, extraction, measuring, or monitoring, under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of the Company's preferred stock was required to be redeemed on December 30, 2002 at $10 per share. The Company had asked the USPTO to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. The Company had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. The Company paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

On July 15, 2004, Abbott sent the Company a letter notifying that it was in default on two separate payments due in 2004 and demanded payment. On July 22, 2004, the Company responded that it was seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent a letter notifying the Company that it was in default on an additional payment due in 2004 and demanded payment. The Company again responded that it expected to continue to seek to resolve the patent issues and renegotiate the payment terms.

On February 17, 2005, the Company initiated litigation against Abbott relating to the dispute over intellectual property issues. The Company was represented in this matter under a contingency fee arrangement. Currently, the Company cannot reasonably estimate additional legal fees, if any, which is subject to negotiations. In connection with the dispute and litigation, the Company did not pay $0.9 million of the amount due in 2004, the $1.8 million due in 2005 or the $1.9 million due in 2006. On March 26, 2006, the Company's lawsuit was stayed in order to allow arbitration to proceed.

On June 5, 2007, the Company and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, the Company has dropped its lawsuit and patent infringement claims against Abbott and Abbott has forgiven approximately $5.8 million in debt it claimed was in default. The dispute arose from a research, development and license agreement. The research, development and license agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing and agreed that no Party will make any settlement payment to the other.

The Company has recorded the gain from reversal of the liability for redeemable convertible preferred stock, accrued interest and dividends in default, in the amount of $5.8 million in its statement of operations for June 30, 2007. The Company does not anticipate an income tax impact from the forgiveness of the debt based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, it should be noted that an alternative minimum tax liability may exist.  This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $73,000 on the gain from debt forgiveness in its statement of operations for the quarter ended June 30, 2007. Currently, the Company cannot reasonably estimate additional legal fees, if any, which is subject to negotiations.

On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, filed suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. Sterling paid Accellent $178,500 in this regard during the three months ended June 30, 2007. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Redeemable Convertible Preferred Stock

The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding a patent issue (see Note 4), the payment of outstanding accrued dividends and the redemption of the redeemable preferred stock under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment. On February 17, 2005, the Company initiated litigation against Abbott relating to a dispute over intellectual property issues. The Company was represented in this matter under a contingency fee arrangement. Interest expense related to the redeemable preferred stock included in the statement of operations for the six months ended June 30, 2007 and 2006 was $249,000 and $187,000, respectively. On June 5, 2007, the Company and Abbott entered into a settlement and release, thereby settling pending legal disputes (Note 4).

Series A Convertible Preferred Stock

At June 30, 2007, the Company had outstanding 420,647 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of June 30, 2007, it had an accumulated deficit of approximately $62.5 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Note 7). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

During the first six months of 2006, 5,200 shares of series A convertible preferred stock ($78,000 stated value), along with accrued dividends ($8,000), were converted into 57,421 shares of the Company's common stock.

During the same period in 2007, 62,822 shares of series A convertible preferred stock ($942,000 stated value), were converted into 1,449,930 shares of the Company's common stock.

Stock Options

Under the Plan, a total of 441,780 shares remained available at June 30, 2007. The total number of shares of common stock underlying the stock options outstanding and shares remaining available for issuance under the Plan was 2,455,219 shares as of June 30, 2007. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

At its annual meeting on June 2, 2005, the Company's stockholders approved an amendment to the Plan to increase the amount of options available by 1,000,000 options. On November 1, 2005, the Company's board of directors approved an amendment to the Plan to increase the amount of options available for grant by 599,000 options and grant 500,000 of these options, both subject to stockholder approval within one year. At its annual meeting on May 25, 2006, the Company's stockholders did not approve this amendment and the option grant of 500,000 shares was void. There was no material accounting impact of the cancellation due to shareholder disapproval.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, with the issuance of up to 93,765 authorized shares. No options have been exercised under this plan. At June 30, 2007, 6,090 options were outstanding under this plan and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between the Company and Sterling.

There were no options granted during the quarter ended June 30, 2007 and 2006.

Warrants

The Company has the following shares reserved for the warrants outstanding as of June 30, 2007:

Warrants		Exercise Price	Expiration Date
71,000	(1)	$2.25	08/30/2008
189,000	(2)	0.81	08/30/2013
400,000	(3)	0.81	02/05/2014
68,000	(4)	0.81	11/20/2013
100,000	(5)	2.00	02/05/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,946,061	(8)	0.78	03/01/2012
169,857	(9)	0.78	04/11/2009
15,000	(10)	0.78	03/12/2010
11,809,599

(1) Consists of warrants to purchase common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

(2) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.81 per share. At March 31, 2007, approximately $4,000 was charged to expense, based on the repricing.

(3) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.81 per share. At March 31, 2007, approximately $8,000 was charged to expense, based on the repricing.

(4) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.81 per share. At March 31, 2007, approximately $2,000 was charged to expense, based on the repricing.

(5) Consists of warrants to purchase common stock at a purchase price of $2.00 per share issued as part of the extension of a bridge loan financing in February 2004. These warrants are exercisable in cash and not subject to any repricing.

(6) Consists of warrants to purchase common stock issued as part of the private placement of the Company's series A convertible preferred stock completed in 2004. These warrants are exercisable in cash and are subject to repricing. As of March 12, 2007, the exercise price was adjusted from $2.25 to $0.81. Included in the deemed dividend of $3,811,000 to Series A convertible preferred shareholders due to the repricing of the Series A convertible preferred stock and warrants on March 12, 2007, is approximately $150,000 attributable to the repricing of the 2,443,345 Series A warrants.

(7) Consists of warrants to purchase common stock at a purchase price of $1.50 per share issued as placement agent fees and in connection with the private placement of the Company's series A convertible preferred stock completed in 2004. These warrants have a cashless exercise provision or are exercisable in cash and not subject to any repricing.

(8) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over thirty six months, using the effective interest method.

(9) Consists of warrants to purchase common stock at a purchase price of $0.78 per share. The warrants were issued in connection with prior extension of the maturity date of the currently past due bridge notes payable in March, 2007. The fair value of these warrants was approximately $64,000 and is included in interest expense for the six months ended June 30, 2007. These warrants are exercisable either in cash or stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the Series A convertible preferred stock.

(10) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated bridge loan agreement, executed in March 2007. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock.. The fair value of these warrants was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the six months ended June 30, 2007.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, GT, to issue to the lenders party to the agreement, GT warrants exercisable for the number of shares of common stock of GT equal to 5% of all shares of common stock of GT as of and after the issuance of GT securities in a GT Financing, as defined in the agreement. The exercise price per share of common stock of GT will equal 5% of the per share purchase price paid by the purchasers in such GT financing. As of June 30, 2007, no such GT financing had occurred.

Employee Stock Purchase Plan

The Company had adopted an employee stock purchase plan under which the Company could issue up to 214,286 shares of common stock. Eligible employees could use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At June 30, 2007, there were 0 shares available for future issuance under this plan. During the year ended December 31, 2006, the Company sold 16,000 shares valued at $4,000. The Company issued the last of these shares in May 2006; therefore, this plan is no longer available to employees.

6. (LOSS) INCOME PER COMMON SHARE

(Loss) income per common share is computed using SFAS No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share.

Basic net (loss) or income per share attributable to common stockholders amounts are computed by dividing the net (loss) or income plus preferred stock dividends and deemed dividends by the weighted average number of shares outstanding during the period.

Diluted net income per share amounts are computed by dividing the net income plus adding back interest expense on convertible notes payable, by the weighted average number of common shares outstanding during the period, plus the weighted average effect of dilutive securities, as if converted from beginning of the period. The dilutive earnings per share calculations included the potential exercise of stock options with option prices that are less than the average stock price for the period ended. Using the treasury method, such options shares averaged 522,444 for the three months ended June 30, 2007. Outstanding convertible notes payable were considered dilutive, from the beginning of the period and averaged 7,697,369 shares (including convertible accrued interest payable) for the three months ended June 30, 2007. Interest expense on the convertible notes payable was added back to net income for computation of the diluted earnings per share. Such interest expense was approximately $268,000 for the three months ended June 30, 2007. Series A convertible preferred stock outstanding as of June 30, 2007 was 420,647 shares. The preferred stock was also considered as converted from the beginning of the three months ended June 30, 2007. The equivalent weighted average shares outstanding for the preferred stock was 10,355,246 for the three months ended June 30, 2007. Although including the potential common shares in the other diluted per-share is dilutive to their comparable basic per-share amounts, no potential common shares are included in the computation of diluted per share amount when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the 2006 periods and the six months ended June30, 2007 were excluded from the earnings (loss) per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

The reconciliation of the amounts used in the basic and diluted earnings per share computations are as follows (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net (loss) income before discontinued operations	$(1,053)	$4,217	$(1,832)	$3,298
Preferred stock dividends	(90)	(90)	(182)	(181)
Deemed dividend on Series A convertible preferred stock	0	0	0	(3,811)
(Loss) income from continuing operations attributable to common stockholders, basic	(1,143)	4,127	(2,014)	(694)
(Loss) income from discontinued operations	(479)	2,019	(892)	1,787
Net (loss) income attributable to common stockholders, basic	$(1,622)	$6,146	$(2,906)	$1,093
Net (loss) income attributable to common stockholders, basic	$(1,622)	$6,146	$(2,906)	$1,093
Add: Preferred stock dividends	0	90	0	0
Interest expense on convertible notes payable	0	268	0	0
Net (loss) income attributable to common stockholders, diluted	$(1,622)	$6,504	$(2,906)	$1,093
Net (loss) income before discontinued operations	$(1,053)	$4,217	$(1,832)	$3,298
Add: Preferred stock dividends	(90)	0	(182)	(181)
Deemed dividend on Series A convertible preferred stock	0	0	0	(3,811)
Interest expense on convertible notes payable	0	268	0	0
(Loss) income from continuing operations attributable to common stockholders, diluted	(1,143)	4,485	(2,014)	(694)
(Loss) income from discontinued operations	(479)	2,019	(892)	1,787
Net (loss) income attributable to common stockholders, diluted	$(1,622)	$6,504	$(2,906)	$1,093
Weighted average common shares outstanding, basic	11,788	12,665	11,763	12,274
Incremental effect of exercise of stock options	0	522	0	0
Incremental effect of conversion of Series A convertible preferred stock	0	10,355	0	0
Incremental effect of convertible notes payable	0	7,697	0	0
Weighted average common shares outstanding, diluted	11,788	31,239	11,763	12,274
(Loss) income per share from continuing operations, basic	$(0.10)	$0.33	$(0.17)	$(0.06)
Incremental effect of exercise of stock options	0	0	0	0
Incremental effect of conversion of Series A convertible preferred stock	0	(0.11)	0	0
Incremental effect of conversion of convertible notes payable	0	(0.08)	0	0
(Loss) income per share from continuing operations, diluted	$(0.10)	$0.14	$(0.17)	$(0.06)
(Loss) income per share from discontinued operations, basic	$(0.04)	$0.16	$(0.08)	$(0.15)
Incremental effect of exercise of stock options	0	0	0	0
Incremental effect of conversion of Series A convertible preferred stock	0	(0.05)	0	0
Incremental effect of conversion of convertible notes payable	0	(0.04)	0	0
(Loss) income per share from discontinued operations, diluted	$(0.04)	$0.07	$(0.08)	$(0.15)

7. NOTES PAYABLE

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

Subsequently, both bridge loans and the notes were amended to provide for extensions through February 23, 2007. For the six months ended June 30, 2007, interest of approximately $68,000 was incurred on the notes.

On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The notes were extended to mature on June 30, 2007. An additional extension is currently being negotiated with the lenders. The warrants have been issued and the notes are past due.

On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"), including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting Bridge Note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over thirty-six months, using the effective interest method.

The Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT, except for the sale of the Company's SimpleChoice business unit and related intellectual property.

The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the lenders. The Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more. However, the Company is anticipating registering the shares of the Company's common stock underlying the convertible notes and warrants to the lenders by December 31, 2007. Penalty for the late registration, as outlined in the Amended Loan, is calculated as, 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the six months ended June 30, 2007, as the Company currently expects that the registration statement will not be filed before December 31, 2007.

Of the proceeds from the Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the Amended Loan, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65 and the exercise price of certain of the Company's warrants from $2.25 to $0.81. The re-pricing of the Series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on the stockholders' equity since it is considered an equity transaction.

On April 17, 2007, the Company issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable after the closing of the Amended Loan. The notes were in the amounts of: $188,721 to William D. Arthur, III, former President and Chief Operating Officer; $100,946 to Richard Fowler, Senior Vice President of Engineering; $86,445 to Thomas H. Muller, Jr., former Chief Financial Officer; and $64,715 to Walter Pavlicek, former Vice President of Operations. The notes were unsecured and were payable upon the sale of certain assets or at any time after June 30, 2007 when the Company had more than $1 million of cash on hand. Two of the notes had an interest rate of 13% and two of the notes had an interest rate of 7%, with interest accruing from March 1, 2007. All notes and Mark Samuels' accrued salary were paid on May 18, 2007.

8. SALE OF STERLING MEDIVATIONS / DISCONTINUED OPERATIONS

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

The selling price for the Assets was $3,000,000 (the "Selling Price"), and after adjustment for certain escrow amounts and escrow fees, the Company received $2,552,000 at Closing. Bank of New York was the named Escrow Agent for both Sellers and Buyer. Escrow funds will be released as Purchased Assets specified in the Agreements are transferred to the Buyer. The Seller and Buyer have till December 31, 2007 to complete transfer of Purchased Assets, for the final escrow release. The Company recorded a gain on sale in the amount of approximately $2.4 million (net of tax) on its statement of operations for the quarter ending June 30, 2007. The Company does not anticipate an income tax impact from the gain on sales based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, the Company may be subject to alternative minimum tax liability. This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $26,000 for the gain on sale in its statement of operations for the quarter ended June 30, 2007.

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

The ASA contains customary representations, warranties, covenants and indemnification obligations of the Buyer and Sellers.

Income (loss) from discontinued operations includes the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Loss from operations	$(479)	$(436)	$(892)	$(668)
Gain on sale of disposal, net of taxes	0	2,455	0	2,455
Total	$(479)	$2,019	$(892)	$1,787

9. RELATED PARTY TRANSACTIONS

On February 2, 2006, GT obtained a $1.5 million loan, including $375,000 from Dr. John E. Imhoff, a director of the Company. Evidencing such borrowing, GT executed promissory notes in favor of each of the investors. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006.

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

Subsequently, both bridge loans and the notes were amended to provide for extensions through February 23, 2007. For the six months ended June 30, 2007, interest of approximately $68,000 was incurred on the notes.

On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"), including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting Bridge Note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over thirty-six months, using the effective interest method.

The Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT, except for the sale of the Company's SimpleChoice business unit and related intellectual property.

Subject to customary adjustments (which include full ratchet anti-dilution provisions), the Convertible Notes associated with the Amended Loan are convertible into approximately 7,285,061 common shares and the warrants are exercisable for approximately 7,946,061 shares of common stock, including warrants issued to placement agent.. The warrants are currently exercisable. The Convertible Notes are convertible into the Company's common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of the Company's common stock at a price of $0.78 per share; both are subject to certain adjustments. The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the Amended Loan lenders. The Convertible Notes will automatically convert into convertible preferred stock, upon the completion of a convertible preferred financing of $5 million or more.

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

The Executive was also paid $50,000 severance in one lump-sum distribution, on May 18, 2007.

In consideration for founding the Company and for almost 15 years of service, the Company agreed to pay the Executive two years severance at 50% of full salary (50% of $230,000 per year or $115,000 per year), to be paid out at the Company's normal two week payroll interval, but not less than once every two weeks. The severance shall include full benefits not less than that offered to the new or interim CEO for a period of 24 months from date of severance. The Executive agreed to provide consulting services to the Company for 24 months at up to five hours per month, at no further cost to the Company. The Company has accrued the full unpaid severance, in the amount of $180,000, in the second quarter of 2007.

SEVERANCE and CONSULTING AGREEMENT with Dr. Walter Pavlicek: Upon the Effective Date of this Agreement, Dr. Pavlicek resigned as VP of Operations of Sterling Medivations, Inc. and was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $66,000. This amount was previously accrued.

Dr. Pavlicek was paid $35,000 in one lump-sum distribution, on May 18, 2007.

Dr. Pavlicek shall provide consulting for 12 months following the Effective Date to assist the Company with the International Standards Organization (ISO) audit preparations and ISO audit (which took place on June 6-8, 2007). Compensation for the consulting services shall be at regular two-week pay periods (starting May 18, 2007) at the rate of 1/26 of $35,000 per pay period.

In addition, the Company agreed to pay $10,000 upon the successful completion of the ISO audit. (Successful completion is defined as not losing certification.). This amount was paid on June 11, 2007.

SEVERANCE AGREEMENT with Mr. William Arthur: Upon the Effective Date of this Agreement, Mr. Arthur resigned as President and COO for Sterling Medivations, Inc., and was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $193,000. This amount was previously accrued.

Mr. Arthur was paid an amount equal to nine (9) months of his base salary, less applicable taxes and withholdings as required by law, which gross amount was divided and paid ½ cash and ½ as stock. Such cash payment equaled $67,500 and was paid on May 18, 2007. The net pay, using Mr. Arthur's current payroll deductions was $51,241, while the Company's closing stock price was $0.51, on May 18, 2007, translating to 100,472 shares issued to the manager.

EMPLOYMENT AGREEMENT with Mr. Richard L. Fowler: Upon the Effective Date of this Agreement, Mr. Fowler was entitled to and did receive the following payments and benefits: All accrued salary (including back pay and interest, and missing paychecks in 2007) and accrued, but unused vacation pay, less applicable taxes and withholdings as required by law, through the Effective Date. Such amount was paid on May 18, 2007, totaling approximately $103,000. This amount was previously accrued.

The Company signed an employment agreement with Mr. Fowler, continuing at his current position (Senior Vice president of Engineering). The employment agreement will be for a period of two years. The agreement will automatically renew for an additional period of two years.

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

  OVERVIEW

  We were incorporated on October 27, 1992, and since that date, we raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003. We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, Inc. and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2007, we have an accumulated deficit of about $62.5 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2004, 2005 and 2006, a majority of our revenues came from our SimpleChoice insulin delivery product and National Institute of Alcohol Abuse and Alcoholism ("NIAAA") research contract revenue. We expect that the majority of our revenue in 2007 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

  As a result of the recent sale of our SimpleChoice business to ICU Medical in May of 2007, we will no longer obtain revenues from sales of SimpleChoice products to distributors. Such revenues were approximately $188,000 and $66,000 for the six months ended June 30, 2006 and 2007, respectively. For the three months ended June 30, 2006, such revenue was approximately $122,000. For the three months ended June 30, 2007, there was no significant revenue, since the Company had reduced operations, significantly, in anticipation of the sale. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established and we face competitors who have sought to deny our access to the market in the past, through predatory sales practices. As a result of supply issues and a distribution issues prior to the sale of our SimpleChoice business, our insulin delivery product sales had decreased for the first half of 2007.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006.

  Net income attributable to common stockholders was $6.1 million during the three months ended June 30, 2007, as compared to net loss attributable to common stockholders of $1.6 million during the three months ended June 30, 2006. Net income attributable to common stockholders for the three months ended June 30, 2007 included a gain from debt forgiveness of approximately $5.8 million, and a gain on sale of SimpleChoice of approximately $2.4 million.

  Net income was $6.1 million during the three months ended June 30, 2007, versus a net loss of $1.5 million for the three months ended June 30, 2007. Operating income was approximately $4.7 million for the three months ended June 30, 2007, compared to an operating loss of approximately $886,000, for the same period in 2006. Operating income for the three months ended June 30, 2007 included a gain from debt forgiveness of approximately $5.8 million.

  Revenue: Net revenue increased to $314,000 for three months ended June 30, 2007, from $85,000 for the same period in 2006. Net revenue was higher for the three months ended June 30, 2007 than for the comparable period in 2006, due to the increase in revenue from contracts relating to our Interstitial Fluid ("ISF") technology.

  Research and Development Expenses: Research and development expenses increased to approximately $632,000 for the three months ended June 30, 2007, compared to $535,000 for the same period in 2006. The increase of approximately $97,000 was primarily due to research and development costs associated with the on-going cervical cancer detection device.

  General and Administrative Expenses: General and administrative expenses increased to $798,000 during the three months ended June 30, 2007, compared to $436,000 for the same period in 2006. The increase is primarily related to executive severance pay expense of approximately $343,000, as part of the sale of SimpleChoice, as well as certain accrued expenses. There were additional expenses of accrued audit fees of approximately $50,000, as well as approximately $28,000 of director's fees for the three months ended June 30, 2007.

  Other Income Interest Expense, net: Other income interest expense, net increased to approximately $410,000 for the three months ended June 30, 2007, as compared to expense of approximately $167,000 for the same period in 2006. The increase is primarily due to approximately $122,000 of amortization of debt discount and beneficial conversion feature related to the convertible notes payable for the three months ended June 30, 2007 and accrued penalties for late filing of the registration statement for shares to cover convertible debt warrants of approximately $64,000.

  COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006.

  Net income attributable to common stockholders was $1.1 million during the six months ended June 30, 2007, as compared to net loss attributable to common stockholders of $2.9 million during the six months ended June 30, 2006. Net income attributable to common stockholders for the six months ended June 30, 2007, included a gain from debt forgiveness of approximately $5.8 million, and a gain on sale of SimpleChoice of approximately $2.4 million, offset primarily by a deemed dividend on Series A convertible preferred stock of approximately $3.8 million.

  Net income was $5.1 million during the six months ended June 30, 2007, versus a net loss was $2.7 million for the same period in 2006. The Company had a gain of approximately $2.4 million (net of tax) from the sale of SimpleChoice, and a gain from debt forgiveness of approximately $5.8 million, during the six months ended June 30, 2007. Operating income for the six months ended June 30, 2007, as a result, was approximately $4.2 million, as compared to a $1.5 million loss in the same period of 2006.

  Revenue: Net revenue increased to $499,000 for the six months ended June 30, 2007, from $146,000 for the same period in 2006. Net revenue was higher for the six months ended June 30, 2007, than for the comparable period in 2006 due to the increase in revenue from contracts relating to our ISF technology.

  Research and Development Expenses: Research and development expenses increased to approximately $946,000 for the six months ended June 30, 2007, compared to $750,000 for the same period in 2006. The increase of approximately $196,000 was primarily due to research and development costs associated with the on-going cervical cancer detection device.

  General and Administrative Expenses: General and administrative expenses increased to $1.1 million during the six months ended June 30, 2007, compared to $857,000 for the same period in 2006. The increase is primarily related to executive severance pay expense of approximately $343,000, as part of the sale of SimpleChoice, as well as certain accrued expenses. There were additional expenses of accrued audit fees of approximately $50,000, as well as approximately $28,000 of director's fees for the six months ended June 30, 2007. Costs of warrants issued to non-converting bridge note holders approximated $70,000 for the six months ended June 30, 2007

  Other Income Interest Expense, net: Other income interest expense, net increased to approximately $810,000 for the six months ended June 30, 2007, as compared to expenses of approximately $308,000 for the same period in 2006. The increase is primarily due to accretion of debt discount and beneficial conversion feature of convertible notes payable in the amount of approximately $145,000 for the six months ended June 30, 2007, and accrued penalties in connection with registration rights under the Amended and Restated Loan Agreement totaling approximately $91,000. Costs of warrants repriced and issued to non-converting bridge note holders approximated $84,000, for the six months ended June 30, 2007. Interest paid on loans, increased by approximately $138,000 for the six months ended June 30, 2007, as compared to the same period in 2006, primarily due to conversion of the bridge loan payable and additional borrowings since June 30, 2006.

  OPERATIONS GOING FORWARD WITHOUT SIMPLECHOICE

  Revenue will be derived from continuation of our NIAAA contract, as well as sales of porators (an interstitial Fluid extraction device, allowing for diagnostic tests similar to those done using blood) and services for research studies. Management expects that such revenues will average approximately $225,000 per quarter, but there can be no assurance that such revenue will be achieved. The Company's marketing expenses will decrease significantly, until the Company launches its cervical cancer detection device (the Company has not yet established a specific date for the launching), since prior marketing expenses were directly related to SimpleChoice. Research and development costs will increase significantly, due to the cervical cancer detection device in development. General and administrative expenses will also be reduced significantly, until the cervical cancer device is launched (see Note 1 - "Going Concern").

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At June 30, 2007, we had cash of approximately $676,000 and negative working capital of approximately $1.8 million.

  Our major cash flows in the six months ended June 30, 2007 consisted of cash out-flows of $3.1 million from operations (including approximately $5.1 million of net income. The net income for the six months ended June 30, 2007 included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.4 million), a net change from investing activities of $2.5 million which primarily represents the proceeds from the sale of SimpleChoice through June 30, 2007 and a $1.1 million net cash provided by financing activities due to proceeds received from the Company's convertible notes payable.

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

  On June 28, 2006, the Company entered into the Bridge Loan Agreement, pursuant to which each lender made a Loan to the Company.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.  Subsequently, both bridge loans and the notes were amended to provide for extensions through February 23, 2007. For the six months ended June 30, 2007, interest of approximately $68,000 was incurred on the notes.

  On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The notes were extended to mature on June 30, 2007. An additional extension is currently being negotiated with the lenders. The warrants have been issued and the notes are past due.

  On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into the Amended Loan with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans under the Bridge Loan Agreement were restructured and consolidated into new 13% Senior Secured Convertible Notes and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million, due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock and were issued with approximately 7.2 million warrants, exercisable immediately at $ 0.78 per share for the Company's common stock. In addition, 661,000 warrants at an exercise price of $0.78 were issued to the placement agent and others in conjunction with this financing. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over thirty-six months, using the effective interest method.

  The Amended Loan is a senior secured obligation of the Company and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT.

  On April 17, 2007, the Company issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable after the closing of the Amended Loan. The notes were in the amounts of: $188,721 to William D. Arthur, III, former President and Chief Operating Officer; $100,946 to Richard Fowler, Senior Vice President of Engineering; $86,445 to Thomas H. Muller, Jr., former Chief Financial Officer; and $64,715 to Walter Pavlicek, former Vice President of Operations. The notes were unsecured and were payable upon the sale of certain assets or at any time after August 28, 2007 when the Company had more than $1 million of cash on hand. Two of the notes had an interest rate of 13% and two of the notes had an interest rate of 7%, with interest accruing from March 1, 2007. These amounts could have been construed to be past due under the 2004 letter agreements. All notes and Mark Samuels' accrued salary were paid in the second quarter of 2007.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through December 2007, excluding any amounts due on redeemable convertible preferred stock during the year, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  New Accounting Pronouncements

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and prioritizes the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008 and is still evaluating the effect of such adoption, if any, on its financial position or results of operations.

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

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must obtain additional funds through further financing transactions or through a collaborative partner in order to execute our plans to launch our cervical cancer detection product line and grow our revenues to sufficiently high levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that the proceeds from the sale of our SimpleChoice product line and any additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond December 2007. Therefore, it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before October 2007. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $62.6 million at June 30, 2007.

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

  We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, the proceeds from the recent sale of our SimpleChoice product line and the funding we are planning to obtain from various sources will be sufficient to satisfy our funding requirements through December 2007, but may not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. Any required additional funding may not be available on terms attractive to us, or at all. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing would be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

  In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 13485:2003 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

  As of June 30, 2007, we have been issued, or have rights to, 36 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 8 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, and cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

  The medical device industry in general, and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, and manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. A number of competitors are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them. Also, a number of companies have announced that they are developing products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

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

  OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR REVENUE UNCERTAIN.

  We may be responsible for marketing our cervical cancer detection device if it is approved. We have relatively limited experience in marketing or selling medical device products and currently only have a one person marketing and sales staff. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms, if at all. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

  On March 26, 2004, we issued 488,669 shares of our series A convertible preferred stock outstanding convertible into 4,886,690 shares of our common stock at a conversion price of $1.50 per share, plus warrants exercisable for 2,443,345 shares of our common stock at an exercise price of $2.25 per share. Under the terms of the securities, the conversion price for the series A convertible preferred stock and the exercise price for the warrants is lowered if we issue common stock at a price below the then conversion price for the series A convertible preferred stock.

  In March 2007, as part of the bridge loan transaction described in the prospectus under "Management Discussion and Analysis and Plan of Operation - Liquidity and Capital Resources," 13% senior secured convertible notes, convertible into shares of our common stock at a price of $0.65 per share, and warrants, exercisable for shares of our common stock at a price of $0.78 per share, were issued. Accordingly, the conversion price of the series A convertible preferred stock was reduced from $1.50 per share to $0.65 per share and the exercise price for the warrants was reduced from $2.25 per share to $0.81 per share. These downward adjustments of the conversion price for the series A convertible preferred stock and the exercise price for the warrants will, upon conversion and exercise, respectively, result in dilution in the value of shares of our outstanding common stock and voting power represented thereby.

  Subject to certain exceptions, if we issue shares of our common stock, or securities convertible into or exercisable for shares of our common stock, at a price per share less than the then effective conversion price for the series A convertible preferred stock, the conversion price for the series A convertible preferred stock will be adjusted. Any further reduction in the conversion price for series A convertible preferred stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion of the series A convertible preferred stock and the exercise of the warrants, respectively.

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 21% of our outstanding common stock as of June 30, 2007. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of June 30, 2007.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In January 2003, the Company announced that it was initiating actions required to terminate our research, development and license agreement with Abbott to jointly develop a continuous glucose monitor. The Company was withholding payment due in connection with the redemption of the shares of its preferred stock held by Abbott in connection with its claims requesting that the U.S. Patent and Trademark Office (the "USPTO") declare patent interference proceedings against certain Abbott patents in the fields of analyte detection, extraction, measuring, or monitoring, under the agreement with Abbott. Under the terms of the preferred stock, 162,500 shares of the Company's preferred stock was required to be redeemed on December 30, 2002 at $10 per share. The Company had asked the USPTO to resolve an inventorship dispute involving issued Abbott patents related to Abbott's glucose monitoring technology. Abbott exercised its right to terminate the agreement on January 7, 2003. The Company had reached a settlement with Abbott regarding the disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of our preferred stock redeemed, with the 162,500 shares to be redeemed on December 30, 2002 at $10 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, which included mutual releases, the Company agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay approximately $0.7 million, $1.3 million, $1.8 million and $1.9 million for 2003, 2004, 2005 and 2006, respectively. The Company paid $400,000 and $300,000 to Abbott pursuant to the settlement, respectively, during 2003 and in the first quarter of 2004. Under the settlement, neither party admitted any liability or wrongdoing.

  On July 15, 2004, Abbott sent the Company a letter notifying that it was in default on two separate payments due in 2004 and demanded payment. On July 22, 2004, the Company responded that it was seeking to resolve the patent issues and renegotiate the payment terms. On October 25, 2004, Abbott sent a letter notifying the Company that it was in default on an additional payment due in 2004 and demanded payment. The Company again responded that it expected to continue to seek to resolve the patent issues and renegotiate the payment terms.

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

  On June 5, 2007, the Company and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, the Company has dropped its lawsuit and patent infringement claims against Abbott and Abbott has forgiven approximately $5.8 million in debt it claimed was in default. The dispute arose from a research, development and license agreement. The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing and agreed that no Party will make any settlement payment to the other.

  The Company has recorded the gain from debt forgiveness in the amount of $5.8 million in its statement of operations for June 30, 2007. The Company does not anticipate an income tax impact from the forgiveness of the debt based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, it should be noted that an alternative minimum tax liability may exist.  This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $73,000 on the gain from debt forgiveness in its statement of operations for the quarter ended June 30, 2007. Currently, the Company cannot reasonably estimate additional legal fees, if any, which is subject to negotiations.

  On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. Sterling paid Accellent $178,500 in this regard during the three months ended June 30, 2007. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description
10.1	Asset Sale and Purchase Agreement
10.2	Amended and Restated Loan Agreement
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
acting Chief Financial Officer
Date:	October 23, 2007

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
Date: October 23, 2007	/s/ Mark L. Faupel Mark L. Faupel Chief Executive Officer, President and acting Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and acting Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: October 23, 2007

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel

  Title: President, Chief Executive Officer and acting Chief Financial Officer