Form 10QSB
period 2007-11-19
SPECTRX INC
filed 2007-11-19
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [ ] No [X]

As of November 19, 2007, the registrant had outstanding 13,253,424 shares of Common Stock.

Transitional Small Business Disclosure Format. (check one) Yes [ ] No [X]

SPECTRX, INC. AND SUBSIDIARIES

SPECTRX, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(In Thousands, Except Par Value)

ASSETS

CURRENT ASSETS:
Cash and equivalents
$278
Accounts receivable, including $311,000 escrow from sale of discontinued operations and net of allowance for doubtful accounts of $41
315
Inventories, net of reserve of $247	0
Other current assets
19
Total current assets
612

Property and equipment, net
21
Deferred debt issuance costs, net
755
Other assets
50
Total noncurrent assets
826
TOTAL ASSETS
$1,438

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Notes payable, past due
$463
Accounts payable
280
Accrued liabilities
880
Deferred revenue
17
Dividends payable - Series A
1,248
Advances payable - Roche
381
Total current liabilities
3,269
Convertible notes payable including accrued interest, net of debt discount of $3,054
2,043
TOTAL LIABILITIES
5,312

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 418 shares issued and outstanding (liquidation preference $7,496)
3,904
Common stock, $.001 par value; 50,000 shares authorized, 13,300 shares issued and 13,253 shares outstanding
13
Additional paid-in capital
55,891
Treasury stock, at cost
(104)
Accumulated deficit
(63,578)
TOTAL CAPITAL DEFICIT
(3,874)

TOTAL LIABILITIES AND CAPITAL DEFICIT
$1,438

The accompanying notes are an integral part of these condensed consolidated financial statements

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(In Thousands, Except Per Share Data)

REVENUE:	Three Months Ended September 30,		Six Months Ended September 30,
	2006 (Note 8)	2007	2006 (Note 8)	2007
Net Revenue	$337	$201	$483	$700
COSTS AND EXPENSES:
Cost of sales
	0	0	50	52
Research and development
	387	421	1,137	1,367
Sales and marketing
	0	0	13	0
General and administrative
	548	686	1,405	1,822
Gain on debt forgiveness
	0	0	0	(5,816)
	935	1,107	2,605	(2,575)
Operating (loss) gain
	(598)	(906)	(2,122)	3,275

OTHER INCOME and INTEREST EXPENSE, net	(88)	(374)	(396)	(1,184)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(686)	(1,280)	(2,518)	2,091
PROVISION FOR INCOME TAXES	0	0	0	(73)
NET (LOSS) INCOME BEFORE DISCONTINUED OPERATIONS	(686)	(1,280)	(2,518)	2,018
INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $2,455), net of tax (see Note 8)	(420)	0	(1,312)	2,019
NET (LOSS) INCOME	(1,106)	(1,280)	(3,830)	4,037
PREFERRED STOCK DIVIDENDS	(91)	(66)	(273)	(247)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	0	0	0	(3,811)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,197)	$(1,346)	$(4,103)	$(21)
BASIC (LOSS) EARNINGS PER SHARE:
CONTINUING OPERATIONS
	$(0.06)	$(0.10)	$(0.24)	$(0.16)
DISCONTINUED OPERATIONS
	(0.04)	0	(0.11)	0.16
TOTAL
	$(0.10)	$(0.10)	$(0.35)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	11,812	13,196	11,780	12,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
(In Thousands)

	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(3,830)	$4,037
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	27	6
Provision for obsolescence	83	153
Amortization and accretion of deferred financing costs, notes payable and warrants	0	287
Amortization of deferred compensation	4	18
Share based compensation	68	0
Interest expense due to warrant repricing and issuance of new warrants	0	84
Gain on debt forgiveness	0	(5,816)
Gain on sale of discontinued operations	0	(2445)
Changes in operating assets and liabilities:
Accounts receivable	(52)	(204)
Inventories	(59)	31
Other current assets	49	104
Deferred Revenue	16	17
Accounts payable	64	(645)
Accrued liabilities	407	845
Total adjustments	607	(7,575)
Net cash used in operating activities	(3,223)	(3,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Addition to property and equipment	(64)	(25)
Net proceeds from sale of SimpleChoice - Discontinued operations	0	2,552
Net cash (used) provided in investing activities	(64)	2,527

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	4	(520)
Proceeds from issuance of notes payable	3,492	2,791
Payments of notes payable	(400)	(1,193)
Proceeds from issuance of stock	0	5
Net cash provided by financing activities	3,096	1,083

NET CHANGE IN CASH AND CASH EQUIVALENTS	(191)	72
CASH AND CASH EQUIVALENTS, beginning of period	313	206
CASH AND CASH EQUIVALENTS, end of period	$122	$278

CASH PAID FOR:
Interest	$479	$1,079

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$56	$979
Bridge notes payable converted into convertible notes payable	$0	$1,944
Accrued dividends	$182	$247
Deemed dividend on Series A convertible preferred stock	$0	$3,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPECTRX, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by SpectRx, Inc. (collectively with its wholly owned subsidiaries Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and Guided Therapeutics, Inc., ("GT") (the "Company"). These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2006 and 2007, and cash flows for the nine months ended September 30, 2006 and 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2007, it had an accumulated deficit of approximately $63.6 million. Through September 30, 2007, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

On May 9, 2007 (the "Closing"), the Company and Sterling (the "Sellers"), sold to ICU Medical, Inc. (the "Buyer") substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property (the "Purchased Assets") pursuant to an Asset Sale Agreement executed and delivered at the Closing by the Sellers and Buyer (the "ASA"). In connection with the sale, SpectRx, Inc. announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the Purchased Assets pursuant to the ASA.

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

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At September 30, 2007, the Company's current liabilities exceeded current assets by approximately $2.7 million and it had a capital deficit due principally to its recurring losses from operations. As of September 30, 2007, the Company was past due on payments due under its bridge notes payable in the amount of $463,000. In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 7).

The Company needs to raise additional capital during the fourth quarter of 2007. If capital cannot be raised, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The condensed consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes the funds from the sale of SimpleChoice assets along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through December 2007.

We have been seeking a new strategic partner and on April 27, 2007, signed a 180-day exclusive negotiation feasibility study agreement of optimization of our Company's microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement is set to expired on October 27, 2007. We expect the agreement to be extended in the near future. The Company washas been paid a fee in this regard of $100,000, which has been recognized in income ratably over the six months period, in other income on the statement of operations. Currently, the Company is working on extending the agreement for an additional six months, to commence on Novermer 15 or December 1, 2007.

Reclassification

Certain amounts in the statements of operations and cash flows for the period ended September 30, 2006 have been reclassified to reflect the sale and discontinuance of the Company's SimpleChoice operations and to conform with the 2007 presentation (see Note 8).

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC").

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three and nine months ended September 30, 2007.

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

For the nine months ended September 30, 2007, share-based compensation for options attributable to employees and officers was $18,000, and has been included in the Company's statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2007, the Company had $7,000 of unrecognized compensation cost related to granted stock options to be recognized over the remaining vesting period of approximately fifteen months.

The Company has a 1995 stock option plan (the "Plan") approved by its stockholders for officers, directors and key employees of, and consultants to, the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 2,455,219 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the Plan as of September 30, 2007 and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2007	2,034,015	$2.78
Exercised	(20,666)	$0.26
Expired	(409,936)	$3.86
Outstanding, September 30, 2007	1,603,500	$2.54	5.91	$47

Vested or expected to vest, September 30, 2007	1,136,092	$3.46	5.04	$21

Exercisable, September 30, 2007	1,136,092	$3.46	5.04	$21

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

No options were granted during the quarter ended September 30, 2006 or 2007. Options totaling 20,666 shares with intrinsic calculation of approximately $9,800 were exercised, for total proceeds of approximately $5,000 during the nine months ended September 30, 2007.

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

The Company has recorded the gain from reversal of the liability for redeemable convertible preferred stock, accrued interest and dividends in default, in the amount of $5.8 million in its statement of operations for September 30, 2007. The Company does not anticipate an income tax impact from the forgiveness of the debt based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, it should be noted that an alternative minimum tax liability may exist.  This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $73,000 on the gain from debt forgiveness in its statement of operations for the nine months ended September 30, 2007. Currently, the Company cannot reasonably estimate additional legal fees, if any, which is subject to negotiations.

On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, filed suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. Sterling paid Accellent $178,500 in this regard during the nine months ended September 30, 2007. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

5. STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Redeemable Convertible Preferred Stock

The Company was in negotiations with Abbott from early 2003 through February of 2005 regarding a patent issue (see Note 4), the payment of outstanding accrued dividends and the redemption of the redeemable preferred stock under the settlement. Abbott notified the Company that it was in default on four separate payments due in 2004 and demanded payment. On February 17, 2005, the Company initiated litigation against Abbott relating to a dispute over intellectual property issues. The Company was represented in this matter under a contingency fee arrangement. Interest expense related to the redeemable preferred stock included in the statement of operations for the nine months ended September 30, 2007 and 2006 was $249,000 and $281,000, respectively. On September 5, 2007, the Company and Abbott entered into a settlement and release, thereby settling pending legal disputes (Note 4).

Series A Convertible Preferred Stock

At September 30, 2007, the Company had outstanding 418,175 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of $0.75 per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of September 30, 2007, it had an accumulated deficit of approximately $63.6 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, and the like) referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Note 7). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

During the first nine months of 2006, 5,200 shares of series A convertible preferred stock ($78,000 stated value), along with accrued dividends ($8,000), were converted into 57,421 shares of the Company's common stock.

During the same period in 2007, 65,249 shares of series A convertible preferred stock ($979,410 stated value), were converted into 1,506,984 shares of the Company's common stock.

Stock Options

Under the Plan, a total of 441,780 shares remained available at September 30, 2007. The total number of shares of common stock underlying the stock options outstanding and shares remaining available for issuance under the Plan was 2,455,219 shares as of September 30, 2007. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock . No options have been exercised under this plan. At September 30, 2007, options exercisable for 6,090 shares were outstanding under this plan and 87,675 shares were still available for future grant, subject to the provisions of the Agreement and Plan of Merger between the Company and Sterling.

There were no options granted during the quarter ended September 30, 2007 and 2006.

Warrants

The Company has the following shares reserved for the warrants outstanding as of September 30, 2007:

Warrants		Exercise Price	Expiration Date
54,000	(1)	$2.25	08/30/2008
189,000	(2)	0.65	08/30/2013
400,000	(3)	0.65	02/05/2014
68,000	(4)	0.65	11/20/2013
100,000	(5)	2.00	02/05/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,485,061	(8a)	0.78	02/23/2012
461,000	(8b)	0.78	03/01/2009
169,857	(9)	0.78	03/01/2009
15,000	(10)	0.78	03/12/2012
11,792,599

(1) Consists of warrants to purchase common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

(2) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $6,000 was charged to expense, based on the repricing.

(3) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005,which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $11,000 was charged to expense, based on the repricing.

(4) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $2,000 was charged to expense, based on the repricing.

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

(8a-b) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.5 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the convertible notes payable under the agreement using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agent and others) will also be amortized over thirty-six months, using the effective interest method.

(9) Consists of warrants to purchase common stock at a purchase price of $0.78 per share. The warrants were issued in connection with prior extension of the maturity date of the currently past due bridge notes payable in March 2007. The fair value of these warrants was approximately $64,000 and is included in interest expense for the nine months ended September 30, 2007. These warrants are exercisable either in cash or stock, if the fair market value is greater than the exercise price.  Note: There is no anti-dilution protection in these warrants, only adjustment for reorganizations, etc.

(10) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price. The fair value of these warrants was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the nine months ended September 30, 2007.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, GT, to issue to the lenders party to the agreement, GT warrants exercisable for the number of shares of common stock of GT equal to 5% of all shares of common stock of GT as of and after the issuance of GT securities in a GT Financing, as defined in the agreement. The exercise price per share of common stock of GT will equal 5% of the per share purchase price paid by the purchasers in such GT financing. As of September 30, 2007, no such GT financing had occurred.

Employee Stock Purchase Plan

The Company had adopted an employee stock purchase plan under which the Company could issue up to 214,286 shares of common stock. Eligible employees could use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At September 30, 2007, there were 0 shares available for future issuance under this plan. During the year ended December 31, 2006, the Company sold 16,000 shares valued at $4,000. The Company issued the last of these shares in May 2006; therefore, this plan is no longer available to employees.

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

No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the 2006 periods and the nine months ended September30, 2007 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

The reconciliation of the amounts used in the basic earnings per share computations are as follows (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net (loss) income before discontinued operations	$(686)	$(1,280)	$(2,518)	$2,018
Preferred stock dividends	(91)	(66)	(273)	(247)
Deemed dividend on Series A convertible preferred stock	0	0	0	(3,811)
(Loss) from continuing operations attributable to common stockholders, basic	(777)	(1,346)	(2,791)	(2,040)
Discontinued operations, net of tax	(420)	0	(1,312)	2,019
Net (loss) income attributable to common stockholders, basic	$(1,197)	$(1,346)	$(4,103)	$(21)

Weighted average common shares outstanding	11,812	13,196	11,780	12,586

(Loss) per share from continuing operations	$(0.06)	$(0.10)	$(0.24)	$(0.16)
(Loss) per share from discontinued operations	(0.04)	0	(0.11)	0.16
Total	$(0.10)	$(0.10)	$(0.35)	$0.00

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

Subsequently, both Loans and the notes issued as payment for amounts due under the Loans were amended to provide for extensions through February 23, 2007. For the nine months ended September 30, 2006 and 2007, interest of approximately $135,000 and 110,000, respectively, was incurred on the notes.

On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for all amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. An additional extension is currently being negotiated with the lenders. Warrants have been issued; however, the notes are past due.

On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing Loans under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"), including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others) will also be amortized over thirty-six months, using the effective interest method.

The Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and GT, except for the sale of the Company's SimpleChoice business unit and related intellectual property.

The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the lenders. In addition, the Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more. The penalty for the late registration of the underlying common stock, as outlined in the Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the nine months ended September 30, 2007, as the Company currently expects that the registration statement will not be filed before December 31, 2007.

Of the proceeds from the Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the Amended Loan, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65, the exercise price of certain of the Company's warrants from $2.25 to $0.81 and the exercise price of certain of the Company's warrants issued in August 2005 from $1.50 to $0.65, as described above under Note 5 (Stockholders' Equity). The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

On April 17, 2007, the Company issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable after the closing of the Amended Loan. The notes were in the amounts of: $188,721 to William D. Arthur, III, former President and Chief Operating Officer; $100,946 to Richard Fowler, Senior Vice President of Engineering; $86,445 to Thomas H. Muller, Jr., former Chief Financial Officer; and $64,715 to Walter Pavlicek, former Vice President of Operations. The notes were unsecured and were payable upon the sale of certain assets or at any time after August 28, 2007 when the Company had more than $1 million of cash on hand. Two of the notes had an interest rate of 13% and two of the notes had an interest rate of 7%, with interest accruing from March 1, 2007. These amounts could have been construed to be past due under the 2004 letter agreements. All notes and Mark Samuels' accrued salary were paid on May 18, 2007

8. SALE OF STERLING MEDIVATIONS / DISCONTINUED OPERATIONS

On May 9, 2007 (the "Closing"), the Company and Sterling , sold to ICU Medical, Inc. (the "Buyer") substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property pursuant to a certain Asset Sale Agreement executed and delivered at the Closing by the Sellers and Buyer . In connection with the sale, SpectRx, Inc. announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the Purchased Assets pursuant to the ASA.

The selling price for the Assets was $3,000,000, and after adjustment for certain escrow amounts and escrow fees, the Company received $2,552,000 at Closing. Bank of New York was the named Escrow Agent for both Sellers and Buyer. Escrow funds will be released as Purchased Assets specified in the Agreements are transferred to the Buyer. The Seller and Buyer have until December 31, 2007 to complete transfer of Purchased Assets for the final escrow release.  The Company recorded a gain on sale in the amount of approximately $2 million (net of tax) on its statement of operations for the quarter ending June 30, 2007. The Company does not anticipate an income tax impact from the gain on sales based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, the Company may be subject to alternative minimum tax liability. This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $26,000 for the gain on sale in its statement of operations for the nine months ended September 30, 2007.

The ASA contemplates certain additional payments from the Buyer to the Company or Sterling of 0.5% on annual net sales of covered products between $10,000,000 and $20,000,001; 0.75% on annual net sales of covered products between $20,000,001 and $30,000,000 and 1.5% on annual net sales of covered products over $30,000,001, after Closing, not to exceed $1,000,000 in any calendar year, relating to sales of products covered by a certain patent entitled "Infusion Hub Assembly and Fluid Line Disconnect System."  Additionally, the Buyer granted the Company a license to make, use, or sell products covered by a certain patent relating to "Insertion Device for an Insertion Set and Method of Using the Same" and the Company agreed to make certain royalty payments to the Buyer of 0.5% on annual net sales of covered products between $10,000,000 and$20,000,001; 0.75% on annual net sales of covered products between $20,000,001 and $30,000,000 and 1.5% on annual net sales of covered products over $30,000,001, not to exceed $1,000,000 in any calendar year, on sales of products covered by this patent.

The ASA contains customary representations, warranties, covenants and indemnification obligations of the Buyer and Sellers.

Income (loss) from discontinued operations includes the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Loss from operations	$(420)	$0	$(1,312)	$(436)
Gain on sale of disposal, net of taxes	0	0	0	2,455
Total	$(420)	$0	$(1,312)	$2,019

9. RELATED PARTY TRANSACTIONS

On February 2, 2006, GT obtained a $1.5 million loan, including $375,000 from Dr. John E. Imhoff, a director of the Company. Evidencing such borrowing, GT executed promissory notes in favor of each of the investors. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006.

On June 28, 2006, the Company entered into a Bridge Loan Agreement with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for these lenders, pursuant to which each lender made a loan ("Loans") to SpectRx.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.

Subsequently, both bridge loans and the notes were amended to provide for extensions through February 23, 2007. For the nine months ended September 30, 2007, interest of approximately $68,000 was incurred on the notes.

On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes , including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting Bridge Note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

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

Subject to customary adjustments (which include full ratchet anti-dilution provisions), the Convertible Notes associated with the Amended Loan are convertible into approximately 7,285,061 common shares and the warrants are exercisable for approximately 7,946,061 shares of common stock, including warrants issued to placement agent. The warrants are currently exercisable. The Convertible Notes are convertible into the Company's common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of the Company's common stock at a price of $0.78 per share; both are subject to certain adjustments. The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the Amended Loan lenders. The Convertible Notes will automatically convert into convertible preferred stock, upon the completion of a convertible preferred financing of $5 million or more.

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

In consideration for founding the Company and for almost 15 years of service, the Company agreed to pay the Executive two years severance at 50% of full salary (50% of $230,000 per year or $115,000 per year), to be paid out at the Company's normal two-week payroll interval, but not less than once every two weeks. The severance shall include full benefits not less than that offered to the new or interim CEO for a period of 24 months from date of severance. The Executive agreed to provide consulting services to the Company for 24 months at up to five hours per month, at no further cost to the Company. The Company has accrued the full unpaid severance, in the amount of $180,000, in the second quarter of 2007.

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

10. SUBSEQUENT EVENTS

At the Company's annual Stockholders meeting on October 25, 2007, the newly elected board of directors is: Ronald W. Hart, PhD, John E. Imhoff, M.D., Michael C. James, William E. Zachary, Jr. and Mark L. Faupel, Ph.D. Dr. Faupel also serves as the company's chief executive officer and president.

Additional items approved by the stockholders are: to change the name of the Company to Guided Therapeutics, Inc.; to increase the number of authorized shares of common stock to a total of 100,000,000 shares; to increase by 4,000,000 the number of shares available for grant under SpectRx's 1995 Stock Plan, and; a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock, the final ratio to be determined within the sole discretion of the Board of Directors.

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

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2007, we have an accumulated deficit of about $63.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

  As a result of the recent sale of our SimpleChoice business to ICU Medical in May of 2007, we will no longer obtain revenues from sales of SimpleChoice products to distributors. Such revenues were approximately $308,000 and $66,000 for the nine months ended September 30, 2006 and 2007, respectively. For the three months ended September 30, 2006, such revenue was approximately $120,000. For the three months ended September 30, 2007, there was no significant revenue, since the Company had reduced operations, significantly, in anticipation of the sale. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established and we face competitors who have sought to deny our access to the market in the past, through predatory sales practices. As a result of supply issues and a distribution issues prior to the sale of our SimpleChoice business, our insulin delivery product sales had decreased for the first half of 2007.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

  Net loss available to common stockholders was $1.3 million during the three months ended September 30, 2007, as compared to net loss available to common stockholders of $1.2 million during the three months ended September 30, 2006.

  Net loss was approximately $1.3 million during the three months ended September 30, 2007, versus a net loss of $1.1 million for the three months ended September 30, 2006. Product revenue decreased to $201,000 from $337,000 for the three months ended September 30, 2007 and 2006, respectively, primarily due to a decrease in revenue from contracts relating to interstitial fluid ("ISF") technology.

  Operating loss was approximately $906,000 for the three months ended September 30, 2007, compared to an operating loss of approximately $598,000, for the same period in 2006.

  Revenue: Net revenue decreased to approximately $201,000 for the three months ended September 30, 2007, from $337,000 for the same period in 2006. Net revenue was lower for the three months ended September 30, 2007 than for the comparable period in 2006 due to a decrease in revenue from contracts relating to our ISF technology.

  Research and Development Expenses: Net revenue decreased to approximately $201,000 for the three months ended September 30, 2007, from $337,000 for the same period in 2006. Net revenue was lower for the three months ended September 30, 2007 than for the comparable period in 2006 due to a decrease in revenue from contracts relating to our ISF technology.

  General and Administrative Expenses: General and administrative expenses increased to approximately $686,000 during the three months ended September 30, 2007, compared to $548,000 for the same period in 2006. The increase is primarily related to expense of approximately $67,500 for shares issued to an ex-officer, as part of severance payment and write off of approximately $62,000 legal retainer loss, in connection with the Abbott settlement, partially offset by reduction in salary expense relating to executives that are no longer with the Company.

  Other Income and Interest Expense, net: Other income and interest expense, net increased to approximately $374,000 for the three months ended September 30, 2007, as compared to expense of approximately $88,000 for the same period in 2006. The increase is primarily due to amortization of debt discount, beneficial conversion feature related to the convertible notes payable and an increase in interest payable on debts for the three months ended September 30, 2007.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006.

  Net loss available to common stockholders was approximately $21,000 during the nine months ended September 30, 2007, as compared to net loss available to common stockholders of $4.1 million during the nine months ended September 30, 2006. Net loss available to common stockholders for the nine months ended September 30, 2007 included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.4 million (net of tax), offset primarily by a deemed dividend on series A convertible preferred stock of approximately $3.8 million.

  Net loss was $4.0 million during the nine months ended September 30, 2007, versus a net loss of $3.8 million for the same period in 2006. Revenue increased to $700,000 from $483,000 for the nine months ended September 30, 2007 and 2006, respectively, primarily due to the increase in revenue from contracts relating to ISF technology. The Company had a gain of approximately $2.4 million (net of tax) from the sale of SimpleChoice, and a gain from debt forgiveness of approximately $5.8 million during the nine months ended September 30, 2007. Operating income for the nine months ended September 30, 2007, as a result, was approximately $3.3 million, as compared to a $2.1 million loss in the same period of 2006.

  Revenue: Net revenue increased to $700,000 for the nine months ended September 30, 2007 from $483,000 for the same period in 2006. Net revenue was higher for the nine months ended September 30, 2007, than for the comparable period in 2006, due to the increase in revenue from contracts relating to our ISF technology.

  Research and Development Expenses: Research and development expenses increased to approximately $1.4 million for the nine months ended September 30, 2007, compared to $1.1 million for the same period in 2006. The increase of approximately $230,000 was primarily due to on-going research and development costs associated with the cervical cancer detection device.

  General and Administrative Expenses: General and administrative expenses increased to $1.8 million during the nine months ended September 30, 2007, compared to $1.4 million for the same period in 2006. The increase is primarily related to executive severance pay expense of approximately $410,000, as part of the sale of SimpleChoice, as well as certain accrued expenses. There were additional expenses of accrued audit fees of approximately $50,000, as well as approximately $28,000 of director's fees for the nine months ended September 30, 2007. Costs of warrants issued to non-converting bridge note holders approximated $70,000 for the nine months ended September 30, 2007, offset in part by the reduction of salary expense.

  Other Income and Interest Expense, net: Other income and interest expense, net increased to approximately $1.2 million for the nine months ended September 30, 2007, as compared to expenses of approximately $396,000 for the same period in 2006. The increase is primarily due to accretion of debt discount and a beneficial conversion feature of convertible notes payable in the amount of approximately $288,000 for the nine months ended September 30, 2007, and accrued penalties in connection with registration rights under the Amended Loan totaling approximately $91,000. Costs of warrants repriced and issued to non-converting bridge noteholders approximated $84,000 for the nine months ended September 30, 2007. Interest paid on loans, increased by approximately $312,000 for the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to conversion of the bridge loan payable and additional borrowings since September 30, 2006.

  OPERATIONS GOING FORWARD WITHOUT SIMPLECHOICE

  Revenue will be derived from continuation of our NIAAA contract, as well as sales of porators (an ISF extraction device allowing for diagnostic tests similar to those done using blood) and services for research studies. Management expects that such revenues will average approximately $225,000 per quarter, but there can be no assurance that such revenue will be achieved. The Company's marketing expenses will decrease significantly until the Company launches its cervical cancer detection device (the Company has not yet established a specific date for the launching), since prior marketing expenses were directly related to SimpleChoice. Research and development costs will increase significantly, due to the cervical cancer detection device in development. General and administrative expenses will also be reduced significantly, until the cervical cancer device is launched (see Note 1 - "Going Concern" to the financial statements included in this quarterly report).

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At September 30, 2007, we had cash of approximately $278,000 and negative working capital of approximately $2.7 million.

  Our major cash flows in the nine months ended September 30, 2007 consisted of cash out-flows of $3.5 million from operations (including approximately $4.0 million of net income). The net income for the nine months ended September 30, 2007 included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.4 million (net of tax), a net change from investing activities of $2.5 million, which primarily represents the proceeds from the sale of SimpleChoice through September 30, 2007, and a $1.1million net cash provided by financing activities, due to proceeds received from the Company's convertible notes payable.

  We have historically also received funds from milestone payments and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements. We have been successful in securing grants to support some of our programs, including grants totaling over $2.5 million, to be spent over two years, from the NCI for our cervical cancer program. In March 2003, we sold the assets related to the BiliChek products as non-core assets for $4.0 million of cash at closing, an additional $1.0 million upon completion of some component replacement engineering work, which we received in November 2003, and up to $6.25 million in earnout payments based upon the future performance of the business as conducted by the buyer, Respironics. We received $655,000 of earnout in the first quarter of 2004 for performance during 2003 and we received approximately $1.0 million of earnout in 2005 for performance during 2004. We received an additional $2.6 million for the remainder of potential earnout in 2005. No more earnout payments will be paid to us.

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

  Subsequently, both Loans and the notes issued as payment for amounts due under the Loans were amended to provide for extensions through February 23, 2007. For the nine months ended September 30, 2006 and 2007, interest of approximately $$135,000 and 110,000, respectively, was incurred on the notes.

  On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for all amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. An additional extension is currently being negotiated with the lenders. Warrants have been issued; however, the notes are past due.

  On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing Loans under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"), including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

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

  The Amended Loan is a senior secured obligation of the Company and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets (except the SimpleChoice business); and (d) a pledge on all issued and outstanding stock of Sterling and GT.

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

  ALTHOUGH WE MUST RAISE ADDITIONAL FUNDS WITHIN THE NEXT THREE MONTHS, THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

  We must raise additional debt or equity financing for us to continue as a going concern. Management has plans to obtain additional funds through the financing of our cervical cancer detection business, additional debt or equity financings and new collaborative partnerships. Management has implemented operating actions to reduce cash requirements and is evaluating various options to raise additional funds. In addition, if we experience delays, are unable to obtain additional debt or equity financing, or are unable to meet our sales projections, we will need to raise an even greater amount of additional funds. Any required additional funding may not be available on terms attractive to us or at all.

  Moreover, subsequent to the restructuring of the Bridge Loan Agreement into the Amended Loan completed in March 2007, our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels, and the existing lenders would have to waive the covenants restricting our ability to further indebtedness.

  IF WE CANNOT OBTAIN ADDITIONAL FUNDS OR ACHIEVE PROFITABILITY, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

  Because we must obtain additional funds through further financing transactions or through a collaborative partner in order to execute our plans to launch our cervical cancer detection product line and grow our revenues to sufficiently high levels to generate profits and cash flow from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that the proceeds from the sale of our SimpleChoice product line and any additional debt or equity financing, if obtainable, will not be sufficient to support planned operations beyond December 2007. Therefore, it will be necessary to raise additional funds. If we have delays or are unable to meet our financial plan, we will have to raise additional funds before December 2007. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured. We have determined to make cervical cancer detection the focus of our business. We are managing the development of our glucose monitoring and interstitial fluid technology through a contract with the NIAAA while we also look for a collaborative partner to fund the development of our glucose monitoring technology. However, there can be no assurance that we will be able to successfully implement or continue these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

  WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

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

  WE HAVE A HISTORY OF LOSSES, AND WE EXPECT LOSSES TO CONTINUE.

  We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $63.6 million at September 30, 2007.

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

  As of September 30, 2007, we have been issued, or have rights to, 36 U.S. patents (including those under license). In addition, we have filed for, or have rights to, 9 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring, and cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  In March 2007, as part of the bridge loan transaction described under "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources," 13% senior secured convertible notes, convertible into shares of our common stock at a price of $0.65 per share, and warrants, exercisable for shares of our common stock at a price of $0.78 per share, were issued. Accordingly, the conversion price of the series A convertible preferred stock was reduced from $1.50 per share to $0.65 per share, the exercise price for the series A warrants was reduced from $2.25 per share to $0.81 per share, and the exercise price of certain of our other warrants issued in August 2005 was reduced from $1.50 to $0.65 per share. These downward adjustments of the conversion price for the series A convertible preferred stock and the exercise price for the warrants will, upon conversion and exercise, respectively, result in dilution in the value of shares of our outstanding common stock and voting power represented thereby.

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

  WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 24% of our outstanding common stock as of September 30, 2007. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  ITEM 3. CONTROLS AND PROCEDURES

  We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2007.

  There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  The Company has recorded the gain from debt forgiveness in the amount of $5.8 million in its statement of operations for the nine months ended September 30, 2007. The Company does not anticipate an income tax impact from the forgiveness of the debt based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, it should be noted that an alternative minimum tax liability may exist.  This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.  Accordingly, the Company has accrued an alternative minimum tax liability of approximately $73,000 on the gain from debt forgiveness in its statement of operations for the nine months ended September 30, 2007. Currently, the Company cannot reasonably estimate additional legal fees, if any, which is subject to negotiations.

  On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. Sterling paid Accellent $178,500 in this regard during the nine months ended September 30, 2007. We expect the suit that was filed to be dismissed; however, it could be refiled unless we are able to reach agreement regarding the amount and payment of the outstanding balance.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBIT

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPECTRX, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
acting Chief Financial Officer
Date:	November 19, 2007

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
Date: November 19, 2007	/s/ Mark L. Faupel Mark L. Faupel Chief Executive Officer, President and acting Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of SpectRx, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and acting Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: November 19, 2007

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel

  Title: President, Chief Executive Officer and acting Chief Financial Officer