Form 10-K
period 2007-12-31
GUIDED THERAPEUTICS INC
filed 2008-07-15
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-22179

GUIDED THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

4955 Avalon Ridge Parkway, Suite 300 Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

Registrant's telephone number (including area code):     (770) 242-8723
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,334,151 as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing sales price of the registrant's Common Stock of $0.40, reported for such date by the OTC Bulletin Board and 13,335,377 shares of Common Stock outstanding as of June 29, 2007.

As of June 20, 2008, the registrant had outstanding 13,353,896 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

PART I

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants On Accounting And Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1. Business

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve health care. Our technology, including products in research and development, includes: a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, and b) innovative methods of sampling interstitial fluid using laser energy to create micropores for improved glucose and alcohol monitoring. We also developed innovative methods of delivering insulin to people with diabetes with our SimpleChoice® product line until May 2007, when we sold substantially all the assets related to our insulin delivery business (see "Management's Discussion and Analysis or Plan of Operation-Recent Developments"). We are currently focused on completing the development of our cervical cancer detection device.

Non-Invasive Cervical Cancer Diagnostics

We believe our cervical cancer detection device will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe our cervical cancer detection product can improve patient well-being and reduce healthcare costs since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care. Our cervical cancer detection device is currently undergoing tests as part of a U.S. Food and Drug Administration ("FDA") pivotal trial, and we have now tested more than 1,300 of the estimated 1,800 to 2,000 women needed to complete the trial.

Diabetes Management

In glucose monitoring, we are conducting activities with a goal of producing a product that can measure glucose levels more conveniently and more frequently than products currently sold by our competitors. We are also investigating other applications for our interstitial fluid extraction technology, including cancer detection.

Our Business Strategy

Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and increases stockholder value. To achieve this mission, we intend to complete the FDA pivotal trial for our cervical cancer diagnostic product and obtain capital for the development and launch of this product. Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Bringing this product to market is the main focus of our business. In order to adequately finance the completion of the FDA pivotal trial, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed; however, we cannot be assured of the availability of adequate capital (see Item 1A in "Risk Factors").

We have been seeking a new strategic partner and on April 27, 2007, signed a 180-day exclusive negotiation feasibility study agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement expired on October 27, 2007. We were paid a fee in this regard of $100,000. Currently, we are working on extending the agreement for an additional six months. Another partner interested in our technology is currently considering a long-term agreement with us. During the consideration period, the partner pays us fees of $50,000 per month.

Industry Overviews

Non-Invasive Cancer Diagnostics Products

Cervical Cancer Detection

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

Cervical Cancer

Cervical cancer is a cancer that begins in the lining of the cervix; the lower part of the uterus. Cervical cancer forms over time and may spread to other parts of the body if left untreated. There is generally a gradual change from a normal cervix to a cervix with precancerous cells to cervical cancer. For some women, precancerous changes may go away without any treatment. While the majority of precancerous changes in the cervix do not advance to cancer, if precancers are treated, the risk that they will become cancers can be greatly reduced. The Pap smear, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Most cervical cancers are associated with certain strains of the human papilloma virus, or HPV.

Cervical Cancer Market

The American Cancer Society estimated that about 11,150 cases of invasive cervical cancer would be diagnosed in 2007 in the United States, and predicted 3,670 deaths from cervical cancer for 2007. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 370,000 new cases reported each year.

We believe that our major market opportunities related to cervical cancer are in diagnosis and screening. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the U.S. has declined dramatically, due mainly to the increased use of the Pap smear screening test. However, the Pap smear screening test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for HealthCare Policy and Research published in 1999 showed Pap test performance ranging from a sensitivity of 22% and specificity of 78% to sensitivity of 95% and specificity of 10%. About 60 million Pap tests are given annually in the U.S. The average price of a Pap test in the U.S. is about $26. New technologies improving the sensitivity and specificity of Pap smear screening have recently been introduced and are finding acceptance in the marketplace.

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

Our Non-invasive Cervical Cancer Product

We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The device is expected to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. This feature of our system also could allow doctors to make intelligent choices in selecting biopsy sites and could be expanded for use in assisting the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component similar to those we developed and manufactured for our former infant jaundice detection product, the BiliChek™, which was sold in 2003. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch our cervical cancer detection product first in the developed countries of Europe, while continuing steps to procure FDA approval in the U.S.

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

In 2005, we continued to conduct our pivotal clinical trial, which had collected data on over 900 women by the end of the year. In 2005, we also completed work on our commercial prototype. In 2006 and 2007, we continued to enroll subjects in our pivotal clinical trial and by the end of 2007, had enrolled 1,400 subjects.

In September 2006, we announced that the National Cancer Institute ("NCI") awarded a fifth grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology. This grant is being used to further the ongoing FDA pivotal clinical trial. In 2006 and 2007, we received approximately $523,000 and $398,000, respectively, of NCI grant funds

In June 2007, we announced that we had successfully completed an audit of our quality system and were recertified under ISO 13485:2003. This designation means that we are eligible to issue a CE mark for our non-invasive cervical cancer detection device once development is complete. The CE mark is necessary to sell our non-invasive cervical cancer detection device in the European Union and other markets.

Upon completion of the pivotal trials, we plan to submit an application for FDA regulatory approval in the U.S. through the premarket approval, or PMA, process of a production prototype, although we must obtain additional funding to do so. We also plan to ask for expedited review. Unexpected problems, however, may arise during the development and regulatory approval processes.

The market for cervical cancer screening is currently dominated by lab-based cytological screening of samples obtained from patients. The market for primary screening is dominated by Cytyc, Inc. (acquired by Hologic), which markets the Thin Prep Pap test and Digene, Inc. (acquired by Qiagen), which markets another method of cervical cancer screening, HPV detection. Digene (now Qiagen) is attempting to gain permission to use its device for primary screening. The Digene (now Qiagen) HPV test is already approved for use as a follow-up to ambiguous Pap results and as an adjunct to the Pap test for screening women aged 30 and over. We have conducted marketing research related to the cervical cancer market and the impact of the growth of the lab-based cytological screening products. We are reviewing the impact of the changing competitive landscape related to our product development pace and our initial and potential positioning. We will have to demonstrate clinical and commercial effectiveness to be able to change current medical practice behavior and capture market share. Accordingly, we cannot be sure that these events will occur.

On November 9, 2007, we entered into an agreement with the MacKay Group, Ltd. ("MacKay") to manufacture and supply non-invasive breast and cervical cancer detection products for the Asian market.  Under terms of the agreement, we will manufacture for MacKay a specified number of Biofield Breast Diagnostic Systems (a non-invasive breast cancer detection devise), and MacKay will purchase a specified minimum number of our LightTouch™ Non-invasive Cervical Cancer Detection Devices and associated single-patient-use disposables.  We will manufacture the devices at its facility in Norcross, Georgia.  The Biofield devices will be sold on a cost plus basis, the LightTouch devices and disposables will be sold on a fixed price basis.

Diabetes Management

Background

Diabetes is a major health care problem and, according to recent estimates by the World Health Organization, the number of people with diabetes will grow to 300 million people worldwide over the next 25 years, from an estimated 100 million people worldwide, including 20.8 million in the U.S. as of 2005. If undiagnosed or untreated, diabetes can lead to severe medical complications over time, including blindness, loss of kidney function, nerve degeneration, and cardiovascular disease. Diabetes was the sixth leading cause of death by disease in the United States in 2002 and was estimated in 2002 to cost the U.S. economy over $132 billion annually, including indirect costs such as lost productivity.

Diabetes occurs when the body does not produce sufficient levels of, or cannot effectively use, insulin, a hormone that regulates the body's use of glucose, a simple sugar and key carbohydrate. Glucose levels in the blood must be within a specific concentration range to ensure proper health. Insulin deficiency results in an abnormally high blood glucose concentration, which causes detectable changes in some proteins throughout the body, impairs the ability of cells to intake glucose and has other adverse effects. There are two types of diabetes. Type I diabetes is generally characterized as juvenile-onset and results in insulin dependency. In Type I diabetes, which affects from 5% to 10% of all people with diagnosed diabetes, the cells that make insulin have been damaged or destroyed. Type I diabetes is treated with daily insulin injections or with an insulin pump. Type II diabetes is the more prevalent form of diabetes accounting for 90% to 95% of all diagnosed cases, and is generally characterized as adult-onset; it does not necessarily result in insulin dependency. In Type II diabetes, the insulin producing cells are unable to produce enough insulin to compensate for the patient's poor sensitivity to the hormone in glucose-using tissues such as skeletal muscle, a condition called insulin resistance. Type II diabetes is initially managed with proper diet, exercise and oral medication, although it can eventually require insulin use. It is estimated that between 2.5 to 3.0 million individuals with Type II diabetes in the U.S., or about 35%, use insulin on a regular basis.

Our Insulin Delivery Products

We entered into the insulin delivery business through our acquisition of Sterling Medivations on December 31, 2001. In the fourth quarter of 2002, we shipped a small quantity of SimpleChoice diabetes management products, including a reservoir for holding insulin in an insulin pump that is intended to be marketed with our insulin infusion sets. In addition to insulin sets and reservoirs, the SimpleChoice product line included insertion devices and other disposables. We sold these products through distributors and durable medical equipment sellers; however, sales were not sufficient to maintain the business. In May 2007, we sold substantially all the assets relating to our SimpleChoice diabetes management business.

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

  Glucose monitoring products have evolved rapidly over time. The largest portion of this market is in conventional finger stick products. In the past, various factors have allowed new entrants to establish market share in the glucose monitoring product market, including technological advances, broader product distribution and increased patient awareness of product innovations. These factors have also expanded the overall size of the market for glucose monitoring products. There are blood glucose monitoring products now on the market that are designed to draw blood from the arm or leg, called alternate site products. Also in development are a number of continuous glucose monitoring products, which may reduce the need for finger sticks to draw blood. Many of these continuous monitoring products under development require a probe or sensor to be inserted under the skin and require frequent calibration with a conventional single use blood-based finger stick product. Recently, Dexcom, Inc., Medtronic MiniMed and Abbott Diabetes Products, a division of Abbott Laboratories, Inc. ("Abbott"), (formerly Therasense, Inc.), have filed for FDA approval or received FDA approval for various continuous glucose monitoring devices that involve putting a sensor under the skin.

  Our Glucose Monitoring Activities

  We are developing technology for use in a glucose monitoring product that should allow people with diabetes to easily, less painfully and accurately measure their glucose levels. We do not currently plan to sell this business; however, we are likely to seek a licensing arrangement. Our focus is on refining our proprietary interstitial fluid sampling technology. Interstitial fluid is an extracellular fluid that is prevalent throughout the body just beneath the skin. Interstitial fluid is the means by which proteins and chemicals, including glucose, pass between capillaries and cells. Studies based on our research, as well as independent research, have shown that interstitial fluid glucose levels correlate closely with blood glucose levels. We believe that using interstitial fluid to measure glucose levels is more efficient than using blood because it is free of interferences such as red blood cells, which must often be separated from the plasma before it can be measured to obtain an accurate result.

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

  We plan to proceed with the development of our continuous glucose monitoring technology as quickly as possible by licensing our technology or entering into an agreement with another entity to develop, or co-develop, our technology. In order to proceed, we need to identify a low glucose volume assay technology and obtain funding from a strategic partner or other source. We are currently in discussions with several potential strategic partners that we believe have the suitable glucose sensing technology that we need. We will need to reach an agreement with any collaborative partner to provide needed funding for additional product development, regulatory approval, production ramp-up and commercialization activities, or raise additional funds. We have been looking for a suitable collaborative partner since January of 2003. If we do not identify a strategic partner, we may be unable to continue to pay our minimum royalty payment to Altea Technologies, Inc., or Altea, under our agreement and will lose the rights to most of the patents and technology related to glucose monitoring. There can be no assurance that we will be able to reach an agreement with a collaborative partner or find additional funding sources.

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

  Licensing Arrangements

  Georgia Tech Research Corporation

  We have a license agreement with Georgia Tech Research Corporation. Under this agreement, entered into in May 1991, as amended, Georgia Tech Research Corporation has granted us an exclusive, worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know-how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement. The current expiration date for this agreement is July 2011. As of the filing of this report, we did not owe any amounts under this agreement.

  Altea Technologies, Inc.

  In March 1996, we entered into a license and joint development agreement among us, Altea, and Non-Invasive Monitoring Company, Inc., or Non-Invasive Monitoring. Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. This agreement also covered one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea for the first year subject to both parties' approval. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. There are currently 15 granted U.S. patents, four U.S. patent applications and a variety of foreign patents and patent applications covered by the agreement.

  We are obligated to pay royalties to Non-Invasive Monitoring for products using technology it owns under the agreement and to Altea for products using technology it owns under the agreement, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea (see Note 7 of the notes to consolidated financial statements for the year ended December 31, 2007). If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference. To date, we have only paid minimum royalty payments to Altea. Currently, minimum payments are approximately $86,436, per quarter, after adjustment for Consumer Price Index (CPI), from $75,000 per quarter ($300,000 per year) at December 31, 2006.

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

  Research, Development and Engineering

  To date, we have been engaged primarily in the research, development and testing of our current and former glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. During 2004 and 2005, we spent a significant amount of resources on research and development in the area of insulin delivery as a consequence of our 2001 acquisition of Sterling Medivations. From inception to December 31, 2007, we incurred about $45.5 million in research and development expenses, net of about $14 million, which was reimbursed through collaborative arrangements. Research and development costs were about $1.5 and $1.9 million in 2006 and 2007, respectively.

  During 2006, there were two distinct groups conducting research, development and engineering. One group consisted of engineers and support personnel who design optics, electronics, mechanical components and software for the cancer detection products market, alcohol detection products under the contract with the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") and continuous glucose monitoring products. The second group consisted of engineers developing insulin delivery products, who ceased those activities upon the sale of the SimpleChoice business in May 2007.

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

  Manufacturing, Sales Marketing and Distribution

  We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. Prior to the sale of our SimpleChoice business, we had developed internal marketing and a distribution program for the SimpleChoice products to an introductory stage, and we had signed distribution agreements or entered into negotiations with companies we believed to be highly experienced in the diabetes supply business in the United States. We will need to develop additional expertise in order to successfully manufacture, market and distribute any future products.

  Patents

  We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. We have licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product. We have been jointly granted 18 patents with Altea, and have jointly applied with Altea for two patents related to this device. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product. We also have 15 granted US patents and five pending patent applications related to cancer detection.

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

  Competition

  The medical device industry in general, and the markets for glucose monitoring and cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of personal glucose monitors and cervical cancer detection and prevention products.

  Current cervical cancer screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Cytyc Corporation (now Hologic) and HPV testing from Digene Corporation (now Qiagen), have introduced other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection such as MediSpectra. MediSpectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers. The claim indicates that the MediSpectra device should be used after colposcopy as an adjunct. We will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage.

  In June 2006, the FDA approved the HPV vaccine Gardasil from drug maker Merck & Co., Inc. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. In worldwide clinical analyses, however, women who were already infected with one or more of the four HPV types targeted by the vaccine were protected from clinical disease caused by the remaining HPV types in the vaccine. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap smears. In 2007, GlaxoSmithKline PLC is expected to seek approval in the United States for a similar preventive HPV vaccine, known as Cervarix.

  A number of competitors, including Johnson & Johnson, Inc. (which owns LifeScan, Inc. and Animas, Inc.), Roche Diagnostics, Inc. ("Roche"), Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc. and recently purchased TheraSense, Inc.) are currently marketing traditional single-use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of effective use. Furthermore, a number of companies have developed products for alternate site glucose monitoring, including Johnson & Johnson, Roche Diagnostics, Inc. and Abbott. Some competitors in the continuous glucose monitoring market, including Abbott, Dexcom, Inc., and Medtronic MiniMed, have developed products and have received, or expect to receive, some form of FDA clearance. Accordingly, competition in this area is expected to increase.

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

  International sales of our products are subject to the regulatory requirements of each country in which we market our products. The regulatory review process varies from country to country. The European Union has promulgated rules that require medical products to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical directives. The appropriate ISO certification is one of the CE mark requirements. We maintain ISO 13485:2003 certification, which allows us to issue a CE mark for our non-invasive cervical cancer detection device once development is complete and sell the device in the European Union and other markets. Losing the right to affix the CE mark to our cervical cancer detection device or any future products could have a material adverse effect on our business, financial condition and results of operations.

  We will be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

  Employees and Consultants

  As of December 31, 2007, we had 21 regular employees and consulting or other contract arrangements with five additional persons to provide services to us on a full- or part-time basis. Of the 26 people employed or engaged by us, 15 are engaged in research and development activities, one is engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, two are engaged in manufacturing and development, and seven are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

  Our ability to operate successfully and manage our potential future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, and our ability to attract and retain additional highly qualified personnel in these fields. One of these key employees has an employment contract with us, and none of these employees is covered by key person or similar insurance. In addition, if we, possibly together with future collaborative partners, are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers. The loss of key personnel or our inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

  Item 1A. Risk Factors

  In addition to the other information in this Form 10-K, the following risk factors should be considered carefully in evaluating us.

  Forward looking statement

  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

  industry competition, conditions, performance and consolidation, legislative and/or regulatory developments,
  the effects of adverse general economic conditions, both within the United States and globally, any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and other factors described under "Risk Factors" below.

  Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

  Although we will be required to raise additional funds within the next few months, there is no assurance that such funds can be raised or raised on terms that we would find acceptable, or at all.

  Additional debt or equity financing will be required for us to continue as a going concern. Management may seek to obtain additional funds for the financing of our cervical cancer detection business, through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond July 31, 2008. Management has implemented operating actions to reduce cash requirements. Subsequent to the March 2007 bridge loan transaction described in this annual report under "Management's Discussion and Analysis and Plan of Operation-Liquidity and Capital Resources," our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions. Any required additional funding may not be available on terms attractive to us or at all.

  If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

  Because we must obtain additional funds through further financing transactions or through a collaborative arrangement in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond July 31, 2008. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our Independent Public Accountants' report on our financial statements as of December 31, 2006 and 2007 raised substantial doubt about our ability to continue as a going concern because we have suffered recurring losses and have a negative working capital position and a capital deficit. We are also in default on payments due on some short-term loans.

  Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured. We have determined to make cervical cancer detection the focus of our business. We are managing the development of our glucose monitoring and interstitial fluid technology through a contract with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, while we also look for a collaborative partner to fund the development of our glucose monitoring technology. However, there can be no assurance that we will be able to successfully implement or continue these plans.

  We do not have a long operating history, which makes it difficult for you to evaluate our business.

  Because limited historical information is available on our revenue trends and operations, it will be difficult for you to evaluate our business. Our historical financial information also includes information on the SimpleChoice sale in May of 2007. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

  We have a history of losses, and we expect losses to continue.

  We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $64.6 million at December 31, 2007.

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

  We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, the proceeds from the sale of our SimpleChoice product line and the additional sources of financing we are exploring would be sufficient to satisfy our funding requirements through July 31, 2008, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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
  we would not be required to submit an application for premarket approval, rather than a 510(k) premarket notification ; or
  other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

  The premarket approval process is more rigorous and lengthier than the 510(k) clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche, as part of our collaborative agreement, had previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We do not have any premarket notifications or premarket approval applications pending, but our cervical cancer detection product and we believe our glucose monitoring products will require submission of applications for premarket approval.

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

  In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain ISO 13485:2003 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to receive or maintain ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

  Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others patents and patent applications necessary to develop our products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products was to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

  We have been issued, or have rights to, 34 U.S. patents (including those under license). In addition, we have filed for, or have rights to, eight U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring and cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office, or USPTO, may institute interference proceedings. The defense and prosecution of intellectual property suits, USPTO proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

  We may not be able to generate sufficient sales revenues to sustain our growth and strategy plans.

  Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Bringing this product to market is the main focus of our business. In order to adequately finance the completion of the FDA pivotal trial, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed. We need to complete the FDA Pivotal Trial for Cervical Cancer Diagnostic Product and Obtain Capital Investment for Product Development and Launch.

  A second product line involves the continuous monitoring of glucose in interstitial fluid drawn through micropores created by a low power laser in the upper layer of dead skin cells. This product is currently in development and the company is actively engaged in finding a strategic partner for co-development and marketing of this product. The company's goal is to receive enough funding from government grants and contracts, as well as payments from strategic partners, to fund development of this product line without diverting funds from the cervical cancer program.

  Because our products, which use different technology or apply technology in different ways than other medical devices, are or will be new to the market, we may not be successful in launching our products and our operations and growth would be adversely affected.

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

  The medical device industry in general, and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. A number of competitors are currently marketing traditional glucose monitors. These monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them. Also, a number of companies have announced that they are developing, or have introduced, products that permit non-invasive and less invasive glucose monitoring. Accordingly, competition in this area is expected to increase.

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

  We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included our former BiliChek products, as well as the diabetes detection product on a limited scale. Our former product offerings in the SimpleChoice insulin delivery area were primarily manufactured by a third party. We had substantial difficulties in establishing and maintaining manufacturing for our former SimpleChoice product line and those difficulties impacted our ability to increase sales. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

  The availability of third party reimbursement for our products is uncertain, which may limit consumer use and the market for our products.

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

  Adjustments to the conversion price for our series A convertible preferred stock and convertible notes and the exercise price for certain of our warrants will dilute the ownership interests of our existing stockholders.

  On March 26, 2004, we issued 488,669 shares of our series A convertible preferred stock initially convertible into 4,886,690 shares of our common stock at a conversion price of $1.50 per share, plus warrants exercisable for 2,443,345 shares of our common stock with an initial exercise price of $2.25 per share. Under the terms of the securities, the conversion price for the series A convertible preferred stock and the exercise price for the warrants is lowered if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

  In March 2007, as part of the bridge loan transaction described in this annual report under "Management's Discussion and Analysis and Plan of Operation-Liquidity and Capital Resources," 13% senior secured convertible notes, convertible into shares of our common stock at a price of $0.65 per share, and warrants, exercisable for shares of our common stock at a price of $0.78 per share, were issued. Accordingly, the conversion price of the series A convertible preferred stock was reduced from $1.50 per share to $0.65 per share and the exercise price of the warrants were reduced from $2.25 per share to $0.81 per share. In addition, the exercise price for additional warrants issued in August 2005 for a total of 657,000 shares was also lowered from $1.50 to $0.65 per share. These downward adjustments of the conversion price for the series A convertible preferred stock and the exercise price for these warrants will, upon conversion and exercise, respectively, result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

  Subject to certain exceptions, if we issue shares of our common stock, or securities convertible into or exercisable for shares of our common stock, at a price per share less than the then effective conversion price for the series A convertible preferred stock and the convertible notes, the conversion price for these securities and the exercise price of certain of the warrants described above will be further adjusted. Further reductions in the conversion price for the series A convertible preferred stock and the convertible notes and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion and the exercise of these securities.

  We are significantly influenced by our directors, executive officers and their affiliated entities.

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 21.0% of our outstanding common stock as of December 31, 2007. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

  Forward looking statement

  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to:

  industry competition, conditions, performance and consolidation, legislative and/or regulatory developments,
  the effects of adverse general economic conditions, both within the United States and globally, any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and other factors described under "Risk Factors" below.

  Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

  Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

  The shares of our common stock are traded on the Pink Sheets. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

  we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and

  stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern or to purchase or recommend the purchase of our shares until such time as we became more viable.

  As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

  Trading in our common stock is subject to special sales practices and may be difficult to sell.

  Our common stock is subject to the Securities and Exchange Commission's "penny stock" rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.

  Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

  control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
  "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

  Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

  Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

  If our stockholders (including those persons who may become stockholders upon conversion of our series A convertible preferred stock and convertible notes or upon exercise of our warrants) sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.

  Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this report, which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those identified in the foregoing "Risk Factors" and elsewhere in this prospectus. Examples of these uncertainties and risks include, but are not limited to:

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
  the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
  other risks and uncertainties described from time to time in our reports filed with the SEC, including those contained in this annual report on Form 10-K.

  Item 1B. Unresolved Staff Comments

  None

  Item 2. Properties

  We currently lease our offices at 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071. Our current lease is for 28,427 square feet, which comprise our administrative, research and development, marketing and production facilities and our planned manufacturing facility and expires in July 2009. We do not invest in real estate or mortgages directly or indirectly.

  Item 3. Legal Proceedings

  On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees. Sterling believes that it owes only $167,000 in unpaid invoices and has various counterclaims that could be asserted against Accellent greatly in excess of this amount. Sterling paid Accellent $178,500 in this regard during the fiscal year ended December 31, 2007. On February 7, 2008 this matter was resolved by mutual agreement with both parties. We received $26,371, as final settlement proceeds.

  We are subject to claims and legal actions that arise in the ordinary course of business. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

  Item 4. Submission of Matters to a Vote of Security Holders

  On October 25, 2007, we held our annual meeting of stockholders to elect directors, to change the name of the Company to Guided Therapeutics, Inc.; to increase the number of authorized shares of common stock to a total of 100,000,000 shares; to increase by 4,000,000 the number of shares available for grant under our 1995 Stock Plan, and; a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock, the final ratio to be determined within the sole discretion of the Board of Directors.

  The result of the vote to elect directors for the Company was approved as follows:

	For	Withheld	Broker Non-Votes
Mark L. Faupel, Ph.D.	17,835,209	199,779	0
Ronald W. Hart, Ph.D.	17,862,693	172,295	0
William E. Zachary, Jr.	17,618,278	416,720	0
Michael C. James	17,895,074	139,914	0
John E. Imhoff, M.D.	17,882,537	152,451	0

  The result of the vote to approve an amendment to our restated certificate of incorporation to change the name of the company to Guided Therapeutics, Inc. was approved as follows:

	For	Withheld /Against	Abstain	Broker Non-Votes
Change Company name to Guided Therapeutics, Inc.	17,932,442	70,431	32,115	0

  The result of the vote to approve an amendment to our restated certificate of incorporation to increase the number of authorized shares to 100,000,000 was approved as follows:

	For	Withheld / Against	Abstain	Broker Non-Votes
Increase number of authorized shares to 100,000,000	16,817,453	1,186,334	31,201	0

  The result of the vote to approve and adopt an amendment to our 1995 Stock Plan, as amended, increasing the number of shares available for grant by 4,000,000, was approved as follows:

	For	Withheld / Against	Abstain	Broker Non-Votes
Approve and adopt amendment to 1995 Stock Plan	10,867,362	469,972	72,978	0

  The result of the vote to approve an amendment to our restated certificate of incorporation to effect a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of our common stock, was approved as follows:

	For	Withheld / Against	Abstain	Broker Non-Votes
Approve a reverse stock split in a ratio ranging from one-for-two to one-for-ten	10,762,323	594,066	53,923	0

  PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market for Common Stock; Holders

  Our common stock is traded on the Pink Sheets under the ticker symbol GTHP (formerly SPRX). The number of record holders of our common stock at April 9, 2008 was 142.

  The high and low last sales prices for the calendar years 2006 and 2007, as reported by the OTC Bulletin Board and the Pink Sheets, as applicable, are as follows:

	2006		2007
	HIGH	LOW	HIGH	LOW
First Quarter	$1.50	$0.19	$0.75	$0.25
Second Quarter	$1.02	$0.52	$0.75	$0.34
Third Quarter	$0.65	$0.47	$0.38	$0.25
Fourth Quarter	$0.52	$0.21	$0.39	$0.19

  Dividend Policy

  We have not paid any dividends since our inception and do not intend to pay any dividends in the foreseeable future, except as required pursuant to our preferred stock agreements from legally available funds, if any.

  Securities Authorized for Issuance Under Equity Compensation Plans

  All the securities we have provided our employees, directors and consultants have been issued under our stock option plans, which are approved by our stockholders. We have issued common stock to other individuals that are not employees or directors, in lieu of cash payments, that are not part of any plan approved by our stockholders.

  Securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,160,500	$1.43	3,294,719
Equity compensation plans not approved by security holders	_____0	_____ 0	______0

TOTAL	3,160,500 =======	$1.43 =======	3,294,719 =======

  On October 25, 2007, our stockholders approved an increase in the number of shares issuable under our stock option plan of 4,000,000 shares.

  Item 6. Selected Financial Data

  Not Applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

  SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in future tense, identify forward-looking statements.

  Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved.

  The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

  Overview

  We were incorporated on October 27, 1992 under the name of SpectRx, Inc., The company name was changed to Guided Therapeutics, Inc. in December of 2007. Since the company's inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003. We attempted to commercialize a diabetes screening instrument with Roche, and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products, which we sold in May of 2007.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of December 31, 2007, we have an accumulated deficit of about $64.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2006 and 2007, a majority of our revenues came from our SimpleChoice insulin delivery product and National Institute of Alcohol Abuse and Alcoholism ("NIAAA") research contract revenue. We expect that the majority of our revenue in 2008 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

  As a result of the sale of our SimpleChoice business to ICU Medical in May of 2007, we no longer obtain revenues from sales of SimpleChoice products to distributors. Such revenues were approximately $375,000 and $66,000 for the years ended December 31, 2006 and 2007, respectively. For the year ended December 31, 2007, revenue had declined significantly, since the Company had reduced operations, significantly, in anticipation of the sale. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established and we face competitors who have sought to deny our access to the market in the past, through predatory sales practices. As a result of supply issues and a distribution issues prior to the sale of our SimpleChoice business, our insulin delivery product sales decreased significantly in 2007.

  Recent Developments

  On May 9, 2007, we and Sterling sold to ICU Medical, Inc., or ICU, substantially all of our assets related to our SimpleChoice business. The purchase price for the sale of these assets was $3,000,000, and after adjustment for certain escrow amounts and escrow fees, we received approximately $2.7 million. Under the terms of the sale, we may receive certain additional payments from ICU, not to exceed $1,000,000 in any calendar year, relating to sales of products covered by a certain patent entitled "Infusion Hub Assembly and Fluid Line Disconnect System." Additionally, ICU granted us a license to make, use, or sell products covered by a certain patent relating to "Insertion Device for an Insertion Set and Method of Using the Same" and we agreed to make certain royalty payments to ICU, not to exceed $1,000,000 in any calendar year, on sales of products covered by this patent. In connection with the sale, we announced the termination of any further sales of SimpleChoice products and we are currently focused on completing the development of our cervical cancer detection device.

  On November 9, 2007, we entered into an agreement with the MacKay Group, Ltd. ("MacKay") to manufacture and supply non-invasive breast and cervical cancer detection products for the Asian market.  Under terms of the agreement, we will manufacture for MacKay a specified number of Biofield Breast Diagnostic Systems (a non-invasive breast cancer detection devise), and MacKay will purchase a specified minimum number of our LightTouch™ Non-invasive Cervical Cancer Detection Devices and associated single-patient-use disposables.  We will manufacture the devices at its facility in Norcross, Georgia.  The Biofield devices will be sold on a cost plus basis, the LightTouch devices and disposables will be sold on a fixed price basis.

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

  Revenue Recognition: We recognize revenue from sales of products or services upon shipment of products or when services are rendered. We also recognize milestone revenue from collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone has been reached. If collectibility of accounts receivable for milestones or services is doubtful, revenues and gains are recognized on the basis of cash received. We have relied upon SEC Staff Accounting Bulletin, or SAB, 101 and SAB 104 for guidance in recognizing revenue and related costs.

  Service Revenues: Service revenues are considered to have been earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the service revenues. Accordingly, we record revenue from service contracts where the service is completed and the customer is invoiced in accordance with the terms of a written, duly executed service contract or purchase order.

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

  Results of Operations

  Comparison of 2006 and 2007

  General: Net loss attributable to common stockholders decreased to approximately $1.1 million or $0.09 per share in 2007, from $5.3 million or $0.45 per share in 2006. Net loss attributable to common stockholders for the twelve months ended December 31, 2007, included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million (net of tax), offset primarily by a deemed dividend on series A convertible preferred stock of approximately $3.8 million.

  We expect net losses to continue. We sold our SimpleChoice business in May 2007 for $3 million, of which, we had a net gain on sale of $2.1 million and therefore will not have sales from this product line going forward. We are dependent upon the completion of our cervical cancer and interstitial fluid based glucose monitoring development programs and will not have significant sales until a product can be launched. If the cervical cancer product can be launched, it is possible that our product revenue will not meet our expectations. If this were to happen, future net losses could increase as a result of spending increases necessary to complete research, development and clinical trials of our products, beginning sales and marketing efforts and establishing manufacturing capabilities. This would delay some of our product development activities.

  Revenue and Cost of Product Sales: Total revenues increased to $1,037,000 in 2007, from about $602,000 in 2006. There was an increase in revenue from contracts from the NIAAA, of approximately $400,000 in 2007, compared to 2006. Cost of sales decreased to approximately $52,000 in 2007, from approximately $128,000 in 2006, due to cessation of production in 2007.

  Research and Development Expenses: Research and development expenses increased to approximately $1.9 million in 2007 compared to approximately $1.5 million in 2006 due an increase in expenses related to our cancer detection technology, partially offset by reimbursements from the National Cancer Institute of about $1.4 million. We expect research and development expenses to decrease in the future in the area of our glucose monitoring and to increase in the area of our cervical cancer detection program.

  General and Administrative Expense: General and administrative expense increased to about $2.5 million in 2007, from about $2.0 million in 2006. The increase is primarily related to executive severance pay expense of approximately $410,000, as part of the sale of SimpleChoice, as well as certain accrued expenses. Costs of warrants issued to non-converting bridge note holders approximated $70,000 for the year ended December 31, 2007, offset in part by reduced executive compensation expenses.

  Other Income and Interest Expense, net: Other income decreased to approximately $24, 000 in 2007, compared to approximately $200,000 in 2006. Interest expense increased to approximately $1.2 million for the year ended December 31, 2007, as compared to expenses of approximately $709,000 for the same period in 2006. The increase is primarily due to accretion of debt discount and a beneficial conversion feature of convertible notes payable in the amount of approximately $232,000 in 2007, and accrued penalties in connection with registration rights under an amended loan totaling approximately $91,000. Costs of warrants repriced and issued to non-converting bridge noteholders approximated $84,000 for the year 2007. Interest paid on loans increased by approximately $746,000 for the year ended December 31, 2007, as compared to the same period in 2006, primarily due to conversion of the bridge loan payable and additional borrowings.

  Operations Going Forward Without SimpleChoice

  Revenue will be derived from continuation of our NIAAA contract, as well as sales of porators (an ISF extraction device allowing for diagnostic tests similar to those done using blood) and services for research studies. Management expects that such revenues will average approximately $225,000 per quarter, but there can be no assurance that such revenue will be achieved. Our marketing expenses will decrease significantly until we launch our cervical cancer detection device (we have not yet established a specific date for the launching), since prior marketing expenses were directly related to SimpleChoice. Research and development costs will increase significantly, due to the cervical cancer detection device in development. General and administrative expenses will also be reduced significantly, until the cervical cancer device is launched (see Note 1 - "Going Concern" to the financial statements included in this report).

  Liquidity and Capital Resources

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At December 31, 2007, we had cash of approximately $3,000 and negative working capital of approximately $3.7 million.

  Our major cash flows in the year ended December 31, 2007, consisted of cash out-flows of $3.9 million from operations (including approximately $3.0 million of net income). The net income for the year ended December 31, 2007, included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million (net of tax), a net change from investing activities of $2.7million, which primarily represents the proceeds from the sale of SimpleChoice through December 31, 2007, and $1.1million net cash provided by financing activities, due to proceeds received from our convertible notes payable.

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

  On February 3, 2006, InterScan, Inc. ("InterScan"), formerly Guided Therapeutics, Inc., obtained a $1.5 million loan, made by about a dozen investors.  Evidencing such borrowing, InterScan executed promissory notes in favor of each of the investors.  Proceeds of the loan have been used by InterScan to fund its product development work and its general working capital needs, and to reimburse the Company for certain expenses incurred or to be incurred by it on behalf of InterScan. The interest rate on the notes is 10% per annum and the notes matured on August 2, 2006.

  On February 27, 2006, we borrowed an additional $400,000 through a note purchase and security agreement.  The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was paid in full on June 28, 2006.

  On June 28, 2006, we entered into a bridge loan agreement ("Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for these lenders, pursuant to which each lender made a loan ("Loans") to us.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.

  Subsequently, both the Loans and the notes issued as payment for amounts due under the Loans were amended to provide for extensions through February 23, 2007. For the years ended December 31, 2006 and 2007, interest of approximately $254,000 and $358,000, respectively, was incurred on the notes.

  On March 1, 2007, we issued four new short-term unsecured promissory notes as payment for all amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of our common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at March 31, 2007. This amount has been expensed in our statement of operations for the period then ended.

  On March 12, 2007, we completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing Loans under the Bridge Loan Agreement were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"), including those issued by InterScan, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of our common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in our statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

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

  The Amended Loan is our senior secured obligation and is secured by (a) a first in priority lien on all of our assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets (except the SimpleChoice business); and (d) a pledge on all issued and outstanding stock of Sterling and InterScan.

  On April 17, 2007, the Company issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable after the closing of the Amended Loan. The notes were in the amounts of: $188,721 to William D. Arthur, III, former President and Chief Operating Officer; $100,946 to Richard Fowler, Senior Vice President of Engineering; $86,445 to Thomas H. Muller, Jr., former Chief Financial Officer; and $64,715 to Walter Pavlicek, former Vice President of Operations. The notes were unsecured and were payable upon the sale of certain assets or at any time after August 28, 2007 when we had more than $1 million of cash on hand. Two of the notes had an interest rate of 13% and two of the notes had an interest rate of 7%, with interest accruing from March 1, 2007. These amounts could have been construed to be past due under the 2004 letter agreements. All such notes and Mark Samuels' accrued salary were paid in the second quarter of 2007.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through July 31, 2008, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

  Item 8. Financial Statements and Supplementary Data

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders of
  Guided Therapeutics, Inc. and its Subsidiaries, formerly known as SpectRx, Inc.
  Atlanta, Georgia

   We have audited the accompanying consolidated balance sheet of Guided Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, changes in capital deficit and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit and do not express an opinion on the consolidated balance sheet of SpectRx Inc., (now Guided Therapeutics, Inc.) and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in capital deficit and cash flows for the year ended December 31, 2006. Those financial statements were audited by another Independent Registered Public Accounting Firm, and their opinion, dated April 19, 2007, expressed an unqualified opinion on the consolidated financial statements and included explanatory paragraphs regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" on January 1, 2006 and the Company's ability to continue as a going concern.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  We were not engaged to examine management's assertion about the effectiveness of the Company's control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations, its changes in capital deficit, and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As described in Note 2 to the consolidated financial statements, on January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

  As described in Note 2 to the consolidated financial statements, on January 1, 2006 the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share -Based Payment".

  Also as described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ UHY LLP

  Atlanta, Georgia
  July 8, 2008

  (THIS PAGE INTENTIONALLY LEFT BLANK)

  Report of Independent Registered Public Accounting Firm

  Board of Directors and Stockholders
  Guided Therapeutics, Inc.

  We have audited the accompanying consolidated balance sheet of Guided Therapeutics, Inc. and subsidiaries (formerly SpectRx, Inc. and subsidiaries) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, changes in capital deficit and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guided Therapeutics, Inc. and subsidiaries (formerly SpectRx, Inc. and subsidiaries) as of December 31, 2006 and the consolidated results of their operations and their consolidated cash flows for the year then ended , in conformity with U.S. generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment."

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a negative working capital position and a capital deficit. The Company is also in default on payments due under its settlement with Abbott Laboratories, Inc. regarding its redeemable preferred stock agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also as described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Eisner LLP

  New York, New York
  April 19, 2007

  With respect to the reclassification of Simple Choice business as discontinued operations, as described in Note 1
  January 25, 2008

  GUIDED THERAPEUTICS, INC., Formerly SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  AS OF DECEMBER 31, 2006 and 2007
  (In Thousands Except Per Share Data)

ASSETS	(As Revised - See Note 1)
(Notes 9 and 10)	2006	2007
CURRENT ASSETS:
  Cash and cash equivalents
	$206	$3
  Accounts receivable, net of allowance for doubtful accounts of $41 and $25 at December 31, 2006 and 2007, respectively
	72	167
  Other current assets
	121	17
  Assets of discontinued operations
	223	-
  Total current assets
	622	187

  Property and equipment, net
	19	18
  Assets of discontinued operations
	549	-
  Deferred debt issuance costs, net
	-	721
  Other assets
	51	51
  Total noncurrent assets
	619	790
  TOTAL ASSETS
	$1,241 =====	$977 =====

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
  Short term notes payable
	$-	$102
  Notes payable - past due
	416	481
  Notes payable
	1,430	-
  Accounts payable
	604	786
  Accrued liabilities
	634	706
  Redeemable convertible stock and accrued interest and dividends in default
	5,566	-
  Dividends payable - Series A
	1,002	1,327
  Advances payable - Roche
	381	381
  Liabilities of discontinued operations
	625	_____-
  Total current liabilities
	10,658	3,783

  Convertible notes payable, including accrued interest, net of debt discount of $3,142 at December 31, 2007
	1,924	2,123
TOTAL LIABILITIES	12,582 =====	5,906 =====

COMMITMENTS & CONTINGENCIES (Note 6)

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 484 and 418 shares issued and outstanding as of 2006 and 2007, respectively (liquidation preference $8,254 and $7,579 for 2006 and 2007, respectively)	4,511	3,904
Common stock, $.001 par value; 50,000 shares authorized, 11,918 and 11,872 issued and outstanding as of 2006; 100,000 shares authorized, 13,353 and 13,400 shares issued and outstanding as of 2007	12	13
  Additional paid-in capital
	51,854	55,856
  Treasury stock, at cost
	(104)	(104)
  Accumulated deficit
	(67,614)	(64,598)
  TOTAL CAPITAL DEFICIT
	(11,341)	(4,929)
  TOTAL LIABILITIES AND CAPITAL DEFICT
	$1,241 =====	$977 =====

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC., Formerly SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
  (In Thousands Except Per Share Data)

	(As Revised - See Note 1)
	2006	2007
REVENUE:
Service revenue	$602	$1,037
COSTS AND EXPENSES:
Cost of sales	128	52
Research and development	1,474	1,925
Sales and marketing	12	-
General and administrative	1,967	2,462
(Gain) on debt forgiveness	-	(5,816)

Operating (loss) / income	(2,979)	2,414

OTHER INCOME	200	24
INTEREST EXPENSE, net	(709)	(1,213)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(3,488)	1,225

PROVISION FOR INCOME TAXES	-	-

(LOSS) INCOME / FROM DISCONTINUED OPERATIONS (including gain on disposal of $2.1 million in 2007)	(1,460)	1,791

NET (LOSS) / INCOME	(4,948)	3,016

PREFERRED STOCK DIVIDENDS	(364)	(325)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	_____-	(3,811)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,312) =====	$(1,120) ======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS	$(0.33)	$(0.23)

BASIC AND DILUTED NET (LOSS) / INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM DISCONTINUED OPERATIONS	$(0.12)	$0.14

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, TOTAL	$(0.45)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,780 =====	12,781 ======

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC., Formerly SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
  (In Thousands)
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	TOTAL
BALANCE, December 31, 2005	489	$4,559	11,738	$12	$52,036	$(104)	$(4)	$(62,666)	$(6,167)
Employee stock purchase plan	-	-	16	-	4	-	-	-	4
Options issued to employees	-	-	-	-	90	-	4	-	94
Exercise of stock options	-	-	61	-	32	-	-	-	32
Dividends on preferred stock	-	-	-	-	(364)	-	-	-	(364)
Conversion of preferred stock into common stock	(5)	(48)	57	-	56	-	-	-	8
Net Loss	-	-	-	-	-	-	-	(4,948)	(4,948)
BALANCE, December 31, 2006	484	$4,511	11,872	$12	$51,854	$(104)	$-	$(67,614)	$(11,341)
Stock issued to employees	-	-	100	-	-	-	-	-	-
Warrants issued	-	-	-	-	3,690	-	-	-	3,690
Exercise of stock options	-	-	13	-	31	-	-	-	31
Dividends on preferred stock	-	-	-	-	(325)	-	-	-	(325)
Conversion of preferred stock into common stock	(66)	(607)	1,368	1	606	-	-	-	-
Net Income	_____-	_____-	_____-	_____-	_____-	_____-	_____-	3,016	3,016

BALANCE, December 31, 2007	418 ===	$3,904 =====	13,353 =====	$13 ===	$55,856 ======	$(104) =====	$- ===	$(64,598) =======	$(4,929) ======

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC., Formerly SPECTRX, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
  (In Thousands)

	(As Revised - See Note 1)
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,948)	$3,016
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,460	-
Gain on sale of discontinued operations	-	(2,086)
Gain on forgiveness of debt	-	(5,816)
Depreciation and amortization	22	9
Provision for inventory obsolescence	-	153
Amortization and accretion of deferred financing costs, notes payable and warrants	-	232
Amortization of deferred compensation	4	31
Issuance of options and warrants for services and debt	90	84
Changes in operating assets and liabilities:
Accounts receivable	181	(56)
Other current assets	49	104
Other assets	16	31
Accounts payable	288	(139)
Accrued liabilities	474	788
Total adjustments	2,584	(6,665)

Net cash used in discontinued operations	(1,211)	(295)

Net cash used in operating activities	(3,575)	(3,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of SimpleChoice - Discontinued operations	-	2,689
Additions to property and equipment	(9)	(27)
Net cash used in discontinued operations	(64)	_____-
Net cash (used in) provided by investing activities	(73)	2,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	-	(520)
Proceeds from issuance of notes payable	3,937	2,791
Payments of notes payable	(400)	(1,193)
Issuance of common stock	_____4	_____1
Net cash provided by financing activities	3,541	1,079
NET CHANGE IN CASH AND CASH EQUIVALENTS	(107)	(203)
CASH AND CASH EQUIVALENTS, beginning of year	313	206
CASH AND CASH EQUIVALENTS, end of year	$206 =====	$3 =====

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$13 =====	$1,437 =====
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$56 =====	$979 =====
Bridge notes payable converted into convertible notes payable	$- =====	$1,944 =====
Dividends in the form of preferred stock and redeemable convertible preferred stock	$364 =====	$325 =====
Deemed dividend on Series A convertible preferred stock	$- =====	$3,811 =====
Common stock and options exercised in exchange for accrued salaries	$32 =====	$- =====

  The accompanying notes are an integral part of these consolidated statements.

  (THIS PAGE INTENTIONALLY LEFT BLANK)

  GUIDED THERAPEUTICS INC., Formerly SPECTRX, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2006 AND 2007

  1. Organization, Background, and Basis Of Presentation

  Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiaries, Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and InterScan, Inc. (formerly Guided Therapeutics, Inc.) (collectively, the "Company"), each a Delaware corporation, is a medical technology company developing and providing products for the non-invasive cervical cancer detection and diabetes markets. The Company uses its technologies to develop non-invasive diagnostic devices such as its cervical cancer detection product and its interstitial fluid based glucose monitoring device. The Company also had historically attempted to establish an insulin infusion business. The Company's products are based upon a variety of proprietary technologies. The Company's products in development for glucose monitoring and cervical cancer detection are based upon its proprietary biophotonic technologies.

  Discontinued Operations

  In May 2007, the Company sold all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property, to ICU Medical, Inc. for $3,000,000, and after adjustments for certain contingencies, the Company received $2,688,661. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the Company has accounted for this asset group as a discontinued operation. The Company's consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of the asset group for the current and prior period are reported in discontinued operations on the statement of operations.

  Assets and liabilities of the discontinued operations included in the consolidated balance sheet as of December 31, 2006 were as follows:

Accounts receivable, net	$39
Inventory	184
Assets of discontinued operations, current	223
Property and equipment, net	549
Total assets of discontinued operations	$772 =====

Accounts payable	$321
Accrued liabilities	304
Liabilities of discontinued operations, current	$625 =====

  The following table presents the financial results of the discontinued operations:

	Year Ended December 31,
	2006	2007

Sales	$ 375	$ 66
Cost of sales	883	229
Gross loss	(508)	(163)

Costs and expenses:
Research and development	482	34
Sales and marketing	217	20
General and administrative	253	78
Total costs and expenses	952	132
Loss from discontinued operations, before disposal	$ (1,460)	$ (295)
Gain on sale of disposal, net of taxes	-	2,086
(Loss) profit from discontinued operations	$ (1,460) ======	$ 1,791 ======
(Loss) profit per common share - basic and diluted:
(Loss) profit from discontinued operations	$ (0.12) ======	$ 0.14 ======

  Basis of Presentation

  The audited consolidated financial statements included herein have been prepared by the Company, and reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations, and cash flows for the years ended December 31, 2006 and 2007. Certain information and footnote disclosures included in financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2007, it had an accumulated deficit of approximately $64.6 million. Through December 31, 2007, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

  Going Concern

  The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2007, the Company's current liabilities exceeded current assets by approximately $3.6 million and it had a capital deficit due principally to its recurring losses from operations. As of December 31, 2007, the Company was past due on payments due under its bridge notes payable in the amount of $481,000. In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 9).

  The Company was unsuccessful in raising additional capital during the fourth quarter of 2007. If capital cannot be raised, in the third quarter of 2008, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As at July 3, 2008 the effort is on-going. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all, or achieve planned sales volumes.

  Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes that debt or equity financing will be obtained in the second quarter of 2008, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through July 31, 2008, during which production of the Company's cervical cancer detection device could be launched.

  The Company has been seeking a new strategic partner and on April 27, 2007, signed a 180-day exclusive negotiation feasibility study agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement expired on October 27, 2007. The Company was paid a fee in this regard of $100,000, which has been recognized in income ratably over the six months period, in other income on the statement of operations. Currently, the Company is working on extending the agreement for an additional six months. Another partner interested in our technology is currently considering a long-term agreement with the Company. Presently the partner pays the Company fees of $250,000, while the consideration is on-going.

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

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Guided Therapeutics and its wholly owned subsidiaries, Sterling and InterScan. All significant intercompany balances and transactions have been eliminated.

  Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

  Advertising Costs

  All advertising costs are expensed as incurred. Approximately $3,000 was charged to advertising expense for the years ended December 31, 2006. However, there was no advertising expense for the year ended December 31, 2007, due to the sale of SimpleChoice product line.

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2006	2007
Equipment	$1,431	$1,433
Furniture and fixtures	479	484
	1,910	1,917
Less accumulated depreciation	(1,891)	(1,899)
Total	$19 =====	$18 =====

  Patent Costs (Principally Legal Fees)

  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $377,000 and $484,000 in 2006 and 2007, respectively.

  Accounts Receivable

  There were significant concentrations of credit risk in 2007, majority of our receivables are from National Institute of Alcohol Abuse and Alcoholism (NIAAA), LifeScan, Inc. US and the MacKay group. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.

  Accrued Liabilities

  Accrued liabilities are summarized as follows at December 31, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2006	2007
Accrued compensation	$367	$337
Rent	105	81
Other accrued expenses	162	288
Total	$634 =====	$706 =====

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

  In 2007, majority of our revenues are from the NIAAA, LifeScan, Inc. US, Konica Minolta and the MacKay group

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

  Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment," which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted the Company to account for such compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

  The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No.123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

  For the year ended December 31, 2007, share-based compensation for options attributable to employees and officers was $31,000, and has been included in the Company's 2007 statement of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2007, the Company had $178,000 of unrecognized compensation cost related to granted stock options to be recognized over the remaining vesting period of approximately four years.

  Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

  New Accounting Pronouncements

  In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), "Business Combinations" (hereinafter "SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

  In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No.159"). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company's future results of operations and financial condition.

  In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB No. 108 was effective for the Company beginning October 1, 2007. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial statements.

  In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end. SFAS No. 158 is effective for the Company for its fiscal year ended December 31, 2007. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. The primary area in which the Company utilizes fair value measures is evaluating long-term assets for potential impairment. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

  In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 ("FIN 48"), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, including a decision whether or not to file a return in a particular jurisdiction. Under this new guidance, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. This guidance also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of unrecognized tax benefits. FIN 48 is effective for annual periods beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

  In June 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) ("EITF 06-3"). The scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value-added, and some excise taxes. EITF 06-3 requires the disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method and are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 in 2007 did not have an impact on its consolidated financial statements.

  In March 2006, the FASB issued SFAS 156, "Accounting for Services of Financial Assets - an Amendment of FASB Statement No. 140" ("SFAS No. 156"). This statement amends FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract that results from a transfer, acquisition or assumption of financial assets or liabilities. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This statement permits an entity to choose among two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities. This statement also permits at its initial adoption a one time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. Finally, this statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

  3. Sale of Assets

  On May 9, 2007 (the "Closing"), the Company and Sterling , sold to ICU Medical, Inc. (the "Buyer"), substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property pursuant to a certain Asset Sale Agreement (the "ASA") executed and delivered at the Closing by the Sellers and Buyer . In connection with the sale, SpectRx, Inc. announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the Purchased Assets pursuant to the ASA.

  The selling price for the assets was $3,000,000, and after adjustment for certain escrow amounts and escrow fees, the Company received $2,688,661 in total. The Company recorded a gain on sale in the amount of approximately $2.1 million (net of tax) on its statement of operations for the year ended December 31, 2007. The Company does not anticipate an income tax impact from the gain on sales based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, the Company may be subject to alternative minimum tax liability. This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.

  The ASA contemplates certain additional payments from the Buyer to the Company or Sterling of 0.5% on annual net sales of covered products between $10,000,000 and $20,000,001; 0.75% on annual net sales of covered products between $20,000,001 and $30,000,000 and 1.5% on annual net sales of covered products over $30,000,001, after closing, not to exceed $1,000,000 in any calendar year, relating to sales of products covered by a certain patent entitled "Infusion Hub Assembly and Fluid Line Disconnect System."  Additionally, the Buyer granted the Company a license to make, use, or sell products covered by a certain patent relating to "Insertion Device for an Insertion Set and Method of Using the Same" and the Company agreed to make certain royalty payments to the Buyer of 0.5% on annual net sales of covered products between $10,000,000 and $20,000,001; 0.75% on annual net sales of covered products between $20,000,001 and $30,000,000 and 1.5% on annual net sales of covered products over $30,000,001, not to exceed $1,000,000 in any calendar year, on sales of products covered by this patent.

  Income (loss) from discontinued operations includes the following (in thousands):

	Year Ended December 31,
	2006	2007
Loss from operations	$(1,460)	$(295)
Gain on sale of disposal, net of taxes	_____-	2,086
Total	$(1,460) ======	$1,791 ======

  4. Stockholders' Equity

  Common Stock

  On October 25, 2007, the Company's board of directors approved an increase in the number of authorized shares of common stock from 50,000,000 to a total of 100,000,000 shares, and; a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock, the final ratio to be determined within the sole discretion of the Board of Directors. As of the filing date of this report, no reverse stock split had taken place.

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

  Dividends on the Abbott shares were payable in cash and accrued at the rate of $.60 per share per annum. Upon conversion, the Company, at its option, could pay accrued dividends in shares of common stock. The preferred shares, together with any accrued but unpaid dividends, were convertible into common shares at the greater of $9.39 per share or the average of the closing sales price for 15 days prior and 15 days subsequent to the conversion and any shares still outstanding were to automatically convert on December 31, 2004 at the then conversion rate. The shares were mandatorily redeemable at $10 per share, plus accrued but unpaid dividends, at the later of September 30, 2002 or 60 days subsequent to the date upon which the Company gives notice to Abbott of Abbott's right to redeem the shares. The shares had a liquidation preference of $10 per share, plus all accrued but unpaid dividends.

  In September 2001, the Company entered into an agreement with Abbott whereby Abbott waived its right to redeem 100,000 shares of its redeemable convertible preferred stock plus the related accrued but unpaid dividends. On December 31, 2004, these shares were automatically converted into 139,007 shares of common stock at $9.39 per share.

  In September 2002, Abbott delivered notice of its election to cause the redemption of the 425,000 shares of the remaining redeemable convertible preferred stock eligible for redemption. On March 7, 2003, the Company reached a settlement with Abbott regarding their disputes in connection with the prior termination of the parties' Research & Development and License Agreement and the election of Abbott to have shares of the Company's preferred stock held by Abbott redeemed by the Company. Abbott had previously elected to have 425,000 shares of the Company's preferred stock redeemed, with 162,500 shares to be redeemed on December 30, 2002 at $10.00 per share, plus accrued dividends, and the remaining shares to be redeemed no later than January 31, 2004. Under the settlement, the Company had agreed to make quarterly payments to Abbott during 2003 and 2004 and end of the year lump sum payments in 2005 and 2006 to redeem 425,000 preferred shares and to pay accrued dividends as to such shares. The Company paid $400,000 and $300,000 to Abbott during 2003 and 2004, respectively. The Company's yearly financial obligations to Abbott under the agreement are approximately $1.4 million, $1.8 million and $1.9 million for 2004, 2005 and 2006, respectively. Under the settlement, neither party admitted any liability or wrongdoing (see Note 6. Commitments and Contingencies, Legal Proceedings).

  Dividends were accrued on the non-redeemed preferred stock at a rate of 6% per year through December 31, 2002 and are included in the current portion of redeemable stock in the accompanying consolidated balance sheet. The terms of the Abbott preferred had an automatic conversion feature that was triggered automatically on December 31, 2004. After December 31, 2004, any Abbott preferred stock then outstanding would automatically convert into common shares.

  Interest on the payments required under the September 2002 agreement was being accrued at the rate of 6% per year and was included with the redeemable preferred stock in the accompanying balance sheet. Interest expense related to the redeemable preferred stock included in the statements of operations for the years ended December 31, 2006 and 2007 was $453,000 and $250,000, respectively.

  On December 31, 2004, the preferred stock held by Abbott automatically converted into 506,098 common shares. The Company did not issue these shares; however, the Company believed that Abbott has the voting rights associated with these shares.

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

  In connection with this matter, the Company has not paid approximately $5.8 million (including interest and dividends of approximately $453,000) of the amounts due through 2007.

  On September 5, 2007, the Company and Abbott entered into a settlement and release, thereby settling pending legal disputes. As a result, Abbott has forgiven approximately $5.8 million in debt.

  Series A Convertible Preferred Stock

  At December 31, 2007, the Company had outstanding 418,175 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

  The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 0.5% per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of December 31, 2007, it had an accumulated deficit of approximately $64.6 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

  Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, and the like) referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Note 9). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

  During the twelve months ended December 31, 2006, 5,200 shares of series A convertible preferred stock ($48,000 face value), along with accrued dividends ($8,000), were converted into 57,421 shares of the Company's common stock. For the year ended December 31, 2007, 65,249 shares of series A convertible preferred stock ($607,000 face value), were converted into 1,368,000 shares of the Company's common stock.

  Stock Options

  Under the Company's 1995 Stock Plan (the "Plan"), a total of 3,294,719 shares remained available at December 31, 2007. The stockholders approved 4,000,000 additional shares at the stockholders annual meeting on October 25, 2007; bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of December 31, 2007. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. On November 12, 2007, the board of directors approved the grant of incentive stock options for 1,057,000 shares to employees, at the closing price of $0.30 per share. Options generally become exercisable over four years and expire ten years from the date of grant. Additionally, on December 14, 2007, the board of directors approved the grant of incentive stock options for 500,000 shares to one of its Directors, at the closing price of $0.25 per share. Options generally become exercisable over four years and expire ten years from the date of grant.

  In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock. No options have been exercised under this plan. At December 31, 2007, options exercisable for 6,090 shares were outstanding under this plan.

  Stock option activity for each of the two years ended December 31 is as follows:

	2007		2006
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	2,034,105	$2.78	3,015,608	$2.09
Options granted(1)	1,557,000	$0.30	-	-
Options exercised	(20,666)	$0.26	(59,959)	$0.51
Options expired/forfeited(2)	(409,939)	$3.86	(921,544)	$1.15
Outstanding at end of year	3,160,500 =======	$1.43	2,034,105 =======	$2.78
Options vested or expected to vest at year-end	3,160,500	$1.43	2,034,105	$2.78
Options exercisable at year-end	1,141,999	$3.37	1,389,171	$3.86
Options available for grant at year-end	3,294,719		441,780
Aggregate intrinsic value - options exercised	$9,752		$3,526
Aggregate intrinsic value - options outstanding	$0.00		$44,950
Aggregate intrinsic value - options exercisable	$0.00		$15,198

  (1) For 2007, only, includes 1,057,000 options granted on November 12, 2007. Approximately $31,000 of compensation expense was recognized for the year ended December 31, 2007.

  (2) For 2006, only, includes 500,000 options which required stockholder approval within 12 months in order to be valid. Shareholder approval was not obtained.

  The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.23 - $ 0.26	1,339,500	$ 0.25	8.61	380,874	$ 0.25
$ 0.30	1,057,000	$ 0.30	9.87	22,021	$ 0.30
$ 0.34 - $ 0.70	59,000	$ 0.34	6.87	53,854	$ 0.34
$ 1.10 - $ 4.46	262,000	$ 1.75	5.33	252,250	$ 1.75
$ 5.00 - $ 9.00	388,000	$ 7.12	1.44	378,000	$ 7.07
$ 10.13 - $ 16.50	55,000	$ 11.25	2.40	55,000	$ 11.25
Total	3,160,500 =======	$ 1.43	7.74	1,141,999 =======	$ 3.37

  In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of December 31, 2007, 6,090 of these shares have not been exercised.

  During the year ended December 31, 2004, the Company recorded as deferred compensation, $10,000 in connection with non- qualified options to purchase 31,000 shares of common stock issued to a consultant. These options were issued in exchange for services to be provided. Approximately $4,000 and $31,000 was expensed in 2006 and 2007, respectively, relating to these options.

  Company shares reserved as of December 31, 2007 are as follows:

Common Shares
Options issued and outstanding under employee incentive plans	3,160,500
Options available under employee incentive plans	3,294,719
Warrants	11,792,599
Conversion of preferred shares (1)	9,650,192
Total	27,898,010 ========

  (1) As a result of the restructuring of the Company's debt in March 2007 (see Note 9), the conversion price of the Company's outstanding series A convertible preferred stock, totaling 483,469 shares was reduced from $1.50 to $0.65 per share. Accordingly, the number of shares of common stock reserved increased from 4,834,690 to 11,156,977. At December 31, 2007, 418,175 shares of the Company's series A convertible preferred stock are outstanding.

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

Year Ended December 31,	2005
Expected term in years	4
Risk-free interest rate	4.67%
Expected volatility	128%
Dividend yield	0%

  Warrants

  The Company has the following shares reserved for the warrants outstanding as of December 31, 2007:

Warrants		Exercise Price	Expiration Date
54,000	(1)	$2.25	08/30/2008
189,000	(2)	0.65	08/30/2013
400,000	(3)	0.65	02/05/2014
68,000	(4)	0.65	11/20/2013
100,000	(5)	2.00	07/07/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,485,061	( 8a)	0.78	02/23/2012
461,000	( 8b)	0.78	03/01/2009
169,857	(9)	0.78	03/01/2009
15,000	(10)	0.78	03/01/2012
11,792,599 ========

  (1) Consists of warrants to purchase common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

  (2) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, the warrant modification required adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $6,000 was charged to expense, based on the repricing.

  (3) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $11,000 was charged to expense, based on the repricing.

  (4) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $2,000 was charged to expense, based on the repricing.

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

  In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement. The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing. As of December 31, 2007, no such InterScan financing had occurred.

  Employee Stock Purchase Plan

  The Company had adopted an employee stock purchase plan under which the Company could issue up to 214,286 shares of common stock. Eligible employees could use up to 10% of their compensation to purchase, through payroll deductions, the Company's common stock at the end of each plan period for 85% of the lower of the beginning or ending stock price in the plan period. At December 31, 2007, there were 0 shares available for future issuance under this plan. During the year ended December 31, 2006, the Company sold 16,000 shares valued at $4,000. The Company issued the last of these shares in May 2006; therefore, this plan is no longer available to employees.

  5. Income Taxes

  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2007, the Company had NOL carryforwards available through 2026, of approximately $60 million available to offset its future income tax liability. The NOL carryforwards begin to expire in 2008. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of NOL.

  Components of deferred taxes are as follows at December 31 (in thousands):

	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$25,285	$22,760
Deferred tax liabilities:
Intangible assets and other	(757)	(713)
	24,528	22,047
Valuation allowance	(24,528)	(22,047)
	======	======

  The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2006	2007
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(38)	(38)
	0%	0%

  6. Commitments and Contingencies

  Operating Leases

  Future minimum rental payments at December 31, 2007 under non-cancellable operating leases for office space that expires in 2009 and equipment that expire in 2012 are as follows (in thousands):

2008	$281
2009	289
2010	20
2011	20
2012	20
Total	$630 =====

  Rental expense was $263,000 and $251,000 in 2006 and 2007, respectively.

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

  On September 5, 2007, the Company and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, the Company has dropped its lawsuit and patent infringement claims against Abbott and Abbott has forgiven approximately $5.8 million in debt it claimed was in default. The dispute arose from a research, development and license agreement. The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing and agreed that no party will make any settlement payment to the other.

  The Company has recorded the gain from debt forgiveness in the amount of $5.8 million in its statement of operations for the fiscal year ended December 31, 2007. The Company does not anticipate an income tax impact from the forgiveness of the debt based on utilizing its net operating loss carryforwards. The preceding statement assumes that there are currently no limitations in place that would limit the ability of the Company to utilize its NOL carryforwards.  However, it should be noted that an alternative minimum tax liability may exist.  This is due to limits placed on a company's ability to utilize NOLs to offset alternative minimum taxable income.

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

  On December 6, 2006, Accellent, Inc. (Accellent), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claims to be $318,000, Accellent is also seeking accrued interest and attorney's fees, Sterling paid Accellent $178,500 in this regard in 2007. On February 7, 2008 this matter was resolved by mutual agreement with both parties. We received $26,371, as final settlement proceeds.

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

  In July 1999, the Company received $381,000 in advance payments for inventory components with long lead times associated with the diabetes screening instrument from Roche. Neither the Company nor Roche, is currently conducting any activities related to this product, and there was no development activity on this product during 2006 or 2007. There have been no commercial sales of this product to end users.

  Grants

  In July 2006, the Company received a Small Business Innovation Research ("SBIR") grant from the NCI for $0.7 million. As of December 31, 2007, no more funds remained available under this July 2006 grant.

  The Company files for reimbursement of the expenses incurred for activities conducted under the grant on a routine basis. All funds received from grants are recorded as reductions in research & development expenses on the Company's statements of operations.

  Contracts

  The Company has received contracts from the NIAAA and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor, respectively, based upon the Company's interstitial fluid collection technology. The NIAAA contract runs for two years, and can be extended for an additional three years at their option. The Company has been notified that it has received an extension for 2005 and was notified in March of 2006 that the NIAAA plans to extend the contract further. The Company recognized $420,000 and $344, 000 of revenue upon completion of certain activities specified under the NIAAA contract during 2006 and 2007, respectively. In 2007, the Company received no revenue from the contact from the Army.

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

  The Company was required to make advances on royalty payments in 2002. During 2006 and 2007, the Company recognized royalty expense of $341,000 and $364,000, respectively, which has been recorded as research and development expense.

  Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

  8. Business Concentration Information

  Geographic Information

  The Company operates in one business segment, medical products. During fiscal years 2006 and 2007, total revenue was

  $602,000 and $1,037,000, respectively. All sales are payable in United States dollars. Product and service revenue attributable to countries based on the location of the customer is as follows (in thousands):

2006		2007
United States and Canada	$602	$1,037
Total	$602 =====	$1,037 =====

  9. Notes Payable

  On February 3, 2006, InterScan obtained a $1.5 million loan, evidenced by promissory notes in favor of each of the investors.  Proceeds of the loan have been used by InterScan to fund its product development work and its general working capital needs, and to reimburse the Company for certain expenses incurred or to be incurred by it on behalf of InterScan. The interest rate on the notes is 10% per annum and the notes matured on August 2, 2006.

  On February 27, 2006, the Company borrowed an additional $400,000 through a note purchase and security agreement.  The interest rate on the note was 15% per annum and the note was to mature on August 2, 2006.  This note was paid in full on June 28, 2006.

  On June 28, 2006, the Company entered into a bridge loan agreement ("Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for these lenders, pursuant to which each lender made a loan ("Loans") to the Company.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed bringing the total to $2,036,000.

  Subsequently, both Loans and the notes issued as payment for amounts due under the Loans were amended to provide for extensions through February 23, 2007. For the year ended December 31, 2006 and 2007, interest of approximately $254,082 and $358,000, respectively, was incurred on the notes.

  On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for all amounts due under the Bridge Loan Agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on June 30, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at December 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. An additional extension is currently being negotiated with the lenders. Warrants have been issued; however, the notes are past due.

  On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing Loans under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"), including those issued by InterScan, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others will also be amortized over thirty-six months, using the effective interest method.

  The Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company's SimpleChoice business unit and related intellectual property.

  The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the lenders. In addition, the Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more. The penalty for the late registration of the underlying common stock, as outlined in the Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the year ended December 31, 2007, as the Company currently expects that the registration statement will not be filed before December 31, 2007.

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

  On February 2, 2006, InterScan obtained a $1.5 million loan, made by about a dozen individuals and entities including $375,000 by Dr. Imhoff.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006 (see Note 9).

  On June 28, 2006, the Company entered into a bridge loan agreement (the "Bridge Loan Agreement") by and among Guided Therapeutics, Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark A. Samuels, Richard L. Fowler and William D. Arthur, III (each, a "Lender," and collectively, the "Lenders"), and ProMed Management Inc., as agent for the Lenders (the "Agent") pursuant to which each Lender made a loan (each a "Loan," and collectively, the "Loans") to the Company.  These related parties represent the ownership of an aggregate of approximately 29% of the Company's common stock.  Additionally, Mark A. Samuels is the former Chairman, Chief Executive Officer and Chief Financial Officer of SpectRx, Richard L. Fowler is the Senior Vice President-Engineering of Guided Therapeutics and William D. Arthur, III is the former President, Chief Operating Officer and Secretary, and a former director of SpectRx The aggregate principal amount of all Loans was originally $900,000 and was increased to $2,036,000 as of December 31, 2006 (see Note 9).

  The Second Notes were senior secured obligations of the Company and were secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a second in priority lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan. Both the February 2, 2006 and the June 28, 2006 notes were amended or converted into the Amended Loan (see Note 9).

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

  On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes, including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.7 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting Bridge Note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution. The entire $4.7 million and accrued interest is considered a related party transaction, at December 31, 2007.

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

  In consideration for founding the Company and for almost 15 years of service, the Company agreed to pay the Executive two years severance at 50% of full salary (50% of $230,000 per year or $115,000 per year), to be paid out at the Company's normal two-week payroll interval, but not less than once every two weeks. The severance shall include full benefits not less than that offered to the new or interim CEO for a period of 24 months from date of severance. The Executive agreed to provide consulting services to the Company for 24 months at up to five hours per month, at no further cost to the Company. The Company has accrued the full unpaid severance, in the amount of $136, 120, in its statements of operations for the year ended December 31, 2007.

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

  11. Qualifying Accounts

  Allowance for Bad and Doubtful Accounts

  The Company has the following allowances for bad and doubtful debts (in thousands):

Balance as of December 31, 2006	$ 41
Additions during the year	_____0
41
Charged to expense during the year (1)	(16)
Balance as of December 31, 2007	$ 25 ======

  (1) This amount represents amount previously written off, based on accounts receivable analysis.

  12. (LOSS) INCOME PER COMMON SHARE

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

  No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the year ended Decemebr31, 2007 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

  The reconciliation of the amounts used in the basic earnings per share computations are as follows (in thousands, except per share amounts).
Year Ended December 31, 2007
Net (loss) income before discontinued operations	$1,225
Preferred stock dividends	(325)
Deemed dividend on Series A convertible preferred stock	(3,811)
(Loss) from continuing operations attributable to common stockholders, basic	(2,911)
Discontinued operations, net of tax	1,791
Net (loss) income attributable to common stockholders, basic	$(1,120) ======

Weighted average common shares outstanding	12,781 =====

(Loss) per share from continuing operations	$(0.23)
(Loss) per share from discontinued operations	$0.14
Total	$(0.09) =====

  13. Subsequent Events

  On December 6, 2006, Accellent, Inc. (Accellent), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claimed to be $318,000, Accellent was also seeking accrued interest and attorney's fees. On February 7, 2008, this matter was resolved by mutual agreement with both parties. We received $26,371.00, as final settlement proceeds.

  On March 28, 2008, the Company entered into a collaborative option to license and no shop agreement with Konica Minolta Opto, Inc. ("KMOT") of Tokyo. Under terms of the agreement, KMOT will have a defined period of time to evaluate certain applications of GT's technology, including the potential adaptation of its LightTouch™ non-invasive cervical cancer detection technology to lung and biliary cancer. KMOT would also purchase prototype equipment and single use disposables.

  On May 7, 2008, the Company was issued a new stock ticker symbol. The new symbol is GTHP. The company's shares are currently traded on the Pinks Sheets. The company was also issued a new CUSIP number, which is 40171F 105, and a new ISIN number, which is US40171F1057.

  On March 31, April 1, April 2, and April 21, 2008, the Company issued four new short-term unsecured promissory notes as follows: each in the amount of $10,000 to board members Zachary, Imhoff, James and Hart, respectively. The non-interest bearing notes matured in sixty days from funding. Under the agreement, the notes are past due.

  On April 30, 2008, the Company issued a new short-term unsecured promissory note to J.E. Funderburke in the amount of $400,000. The note matures on July 10, 2008 with an interest rate of 13%, and contains an obligation to issue a total of warrants to purchase 400,000 shares of the Company's common stock at $0.65 per share. This note can be converted into the Company's existing 13% Senior Convertible Notes dated March 1, 2007, with equal entitlements, or can be converted into a new financing the Company may enter into, with the same terms as the new investors of such financing.

  On May 25, 2008, ProMed Partners, LP and ProMed Offshore Fund, LTD, converted 42,274 and 6,800 series A convertible preferred shares to 975,554 and 156,923 common shares, respectively. There was no charge to the Company's statements of operations as a result of these transactions.

  On June 1 and June 6, 2008, the Company received $100,000 and $200,000, respectively, as part of a new Convertible Bridge Note. Under the terms of the Note, an additional $100,000 will be funded, on or about June 15, 2008. This amount has not been received. The note is due and payable one year from the date of funding. This amount, which includes the principal plus 15% interest, contains an option to convert into a convertible note or other financing and carries a 20% warrant coverage at 65 cents. The note, as part of a new financing, is currently in legal review.

  Item 9. Changes In and Disagreements with Accountants On Accounting And Financial Disclosure

  Change in Accountants

  On October 29, 2007, we dismissed our independent accountant, Eisner, LLP ("Eisner"), which had been serving as our principal accountant, and appointed the firm UHY, LLP ("UHY") as our new independent accountant. The change in accountants was approved by the Audit Committee of our Board of Directors.

  Other than what we describe here, no reports issued by Eisner during out two most recent fiscal years, and any subsequent interim period, contained an adverse opinion or disclaimer of opinion, nor were any reports issued by Eisner qualified or modified as to audit scope, or accounting principles. During our fiscal years ended December 31, 2006 and 2005 and subsequent interim periods through June 30, 2007, there were no disagreements with Eisner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Eisner, would have caused Eisner to make references to the subject matter of such disagreements in connection with its reports on our financial statements during those periods. Eisner's report on our financial statements in connection with their audit of each of the fiscal years ended December 31, 2006 and 2005, included an explanatory paragraph, and expressed substantial doubt, about our ability to continue as a going concern.

  On October 29, 2007, we engaged UHY as our new principal accountant to provide audit services. During our two prior fiscal years ended December 31, 2006 and the subsequent interim periods through June 30, 2007, UHY was not engaged as our principal accountant to audit our financial statements, nor did we consult with UHY regarding any matter or event.

  Item 9A. Controls and Procedures

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will uncover or detect failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

  Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective, for the first half of the fiscal year, in ensuring that information requiring disclosure is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms due to the restatements and the identification of the material weakness in the financial statement close and reporting process, as described below.

  Notwithstanding the material weakness described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. In preparing the Company's consolidated financial statements for the year ended December 31, 2007, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company's consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. UHY LLP's report, dated July 8, 2008, expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 31, 2007. In addition, UHY LLP's report on our audited consolidated financial statements for the year ended December 31, 2007 contains a going concern opinion regarding the Company.

  Our Chief Executive Officer and Chief Financial Officer determined that a material weakness existed in our internal control over financial reporting that consisted of inadequate resources in our accounting and financial reporting group. As a result of our changes in senior management in the second quarter of the fiscal year, there was temporary lack of availability of adequate resources that resulted in a material weakness in our internal control over financial reporting. The temporary absence of a financial officer and equity and / or debt financing limitations common to the restructuring of a company to focus on a new business opportunity. This was further evidenced by our inability to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2007 and the subsequent late filing of our Form 10-Q, for the first fiscal quarter ended March 31, 2008.

  Further, management has identified that some processes for preparing the consolidated financial statements lack the appropriate controls to ensure the completeness, accuracy, appropriate valuation and proper presentation and disclosure of financial transactions.

  Management believes it has plans to remediate these weaknesses by the hiring of a new CEO and acting CFO, the hiring of a new principal financial officer and implementation of new procedures and internal controls over financial reporting. The Company has also identified new Investing Partners.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management's report in this Form 10-K.

  There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

  Item 9B. Other Information

  Not applicable.

  PART III

  Item 10. Directors, Executive Officers and Corporate Governance

  Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers as of May 31, 2008:

Name	Age	Position with Guided Therapeutics
Mark L. Faupel, Ph.D.	53	Chief Executive Officer, Acting Chief Financial Officer, President and Director
Richard L. Fowler	52	Secretary and Senior Vice President of Engineering
Shabbir Bambot, Ph.D.	43	Vice President for Research and Development
Ronald W. Hart, Ph.D.	66	Director
John E. Imhoff, M.D.	57	Director
Michael C. James	49	Director
William E. Zachary, Jr.	65	Acting Chairman and Director

  Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

  Mark L. Faupel, Ph.D. has been a director since 2007 and has more than 20 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel has served as our Chief Executive Officer since May 2007 and prior thereto was our Chief Technical Officer from April 2001 to May 2007. Prior to coming to us in 1998, Dr. Faupel was the co-founder and Vice President of Research and Development at Biofield Corp. His work in early stage cancer detection has won two international awards and he is a former member of the European School of Oncology Task Force. Dr. Faupel serves as a National Institutes of Health reviewer, is the inventor on 15 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia.

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

  Shabbir Bambot, Ph.D. has served as our Vice President for Research and Development since May 2007. Dr. Bambot joined us in February 1997 and has served as a Senior Scientist, Assistant Director of New Product Development and Director of New Product Development. He received his Ph.D. in Engineering from the University of Pittsburgh.

  Ronald W. Hart, Ph.D. has served as a member of our board of directors since March 2007. He has published over 600 peer-reviewed publications, has been appointed to a number of academic positions and is credited with developing the first direct proof that DNA is causal in certain forms of cancer. He chaired a number of federal committees and task forces, including the development and implementation of the Technology Transfer Act of 1986 and the White House Task Force on Chemical Carcinogenesis. In 1980, Dr. Hart was appointed Director of the National Center for Toxicological Research, the research arm of the FDA, a position he held until 1992. In 1992, Dr. Hart was the first ever Presidential Appointee to the position of Distinguished Scientist in Residence for the US Public Health Service/FDA, a position he held until his retirement in 2000. Dr. Hart received his Ph.D. in physiology and biophysics from the University of Illinois. Dr. Hart currently serves on the boards of directors of Miltos Pharmaceuticals, WaterChef, Inc. and Immunovative, Inc. and since 2002, has helped in the development of business strategy for a number of start-up companies.

  John E. Imhoff, M.D. has served as a member of our board of directors since April 2006. Dr. Imhoff is an ophthalmic surgeon who specializes in cataract and refractive surgery. He presently serves as a member of the Hawaiian Eye Foundation's Scientific Advisory Board. He is also one of our principal shareholders and invests in many other private and public companies. He has a B.S. in Industrial Engineering from Oklahoma State University, an M.D. from the University of Oklahoma and completed his ophthalmic residency at the Dean A. McGee Eye Institute. He has worked as an ophthalmic surgeon and owner of Imhoff Eye Center since 1983.

  Michael C. James has served as a member of our board of directors since March 2007. He is the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Mr. James currently sits on the Board of Directors of Nestor, Inc. He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He was employed by National Discount Brokers from 1986 to 1991 and held positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner, LLP. Mr. James received a B.S. degree in Accounting from Fairleigh Dickinson University in 1980.

  William E. Zachary, Jr. has served as a member of our board of directors since April 1999. Since 1971, Mr. Zachary has been a member with the law firm of Zachary & Segraves, P.A. of Decatur, Georgia, of which he is a founding member. He served on the Investigative Panel of the State Bar of Georgia Disciplinary Board from 1997 to 2000. Mr. Zachary was a founder and was chairman of the board of directors of Bank Atlanta from 1986 to 2000, at which time Bank Atlanta merged with Branch Bank & Trust Company. Mr. Zachary is a qualified arbitrator for the New York and American Stock Exchanges and served as an arbitrator for the National Association of Securities Dealers, Inc. until 2005.

  We have adopted a code of ethics that applies to all of our directors, officers and employees. To obtain a copy without charge, contact our Corporate Secretary, Guided Therapeutics, Inc., 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071. If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.spectrx.com, under the "Investor Relations" tab under the tab "About Us." Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

  The board of directors has determined that each member of the audit committee is independent and match the criteria for membership on an audit committee in accordance with NASDAQ Stock Market Standards and applicable SEC regulations. None of the members of the audit committee has participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years. The board has also determined that committee members Messrs. James and Zachary meet the criteria specified under applicable SEC regulations for an "audit committee financial expert."

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC. These persons are required by regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

  Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2007, our officers, directors, with the exception of John Imhoff, M.D., Michael C. James and Ronald Hart, who were delinquent in filing their Forms 3, and 10% stockholders were in compliance with all applicable filing requirements

  Item 11. Executive Compensation

  The following table lists specified compensation we paid to each person who served as the chief executive officer and our two other most highly compensated executive officers in 2006 and 2007, collectively referred to as the named executive officers:

  2006 and 2007 Executive Officer Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Faupel, Ph.D. CEO & President	2007	160,000	-	-	160,000
	2006	163,731	-	-	163,731
Shabbir Bambot, Ph.D. Vice President of Research & Development	2007	143,000	2,500	-	145,500
	2006	120,000	-	-	120,000
Richard Fowler, Sr. Vice President of Engineering	2007	170,000	1,875	-	171,875
	2006	135,000	-	-	135,000
Mark A. Samuels Former Chairman, CEO & CFO	2007	114,649	-	5,260	19,909
	2006	237,616	-	4,850	242,466
William D. Arthur Former President & COO, Secretary	2007	79,962	-	-	-
	2006	151,265	-	-	151,265

  Dr. Faupel's 2007 compensation consisted of a base salary of $160,000 and usual and customary company benefits. His 2006 compensation consisted of a base salary of $163,731 and usual and customary company benefits. Dr. Faupel received no bonus or stock options in 2006 or 2007. In 2006, $22,500 of Dr. Faupel's salary was deferred. In 2007, $39,923.10 of Dr. Faupel's salary was deferred.

  Dr. Bambot's 2007 compensation consisted of a base salary of $143,000 and usual and customary company benefits. He received no bonus and 400,000 stock options in December 2007. In 2007, $29,150.00 of Dr. Bambot's salary was deferred. Dr. Bambot's 2006 compensation consisted of a base salary of $120,000 and usual and customary company benefits. He received no bonus or stock options in 2006.

  Mr. Fowler's 2007 compensation consisted of a base salary of $170,000 and usual and customary company benefits. He received no bonus and 300,000 stock options in December 2007. In 2007, $39,230.76 of Mr. Fowler's salary was deferred. Mr. Fowler's 2006 compensation consisted of a base salary of $135,000 and usual and customary company benefits. He received no bonus or stock options in 2006.

  Mr. Samuels' 2007 compensation consisted of salary and consulting fees of $114,648.79, usual and customary company benefits and $5,260.36 in payments toward insurance premiums for a term life policy, the proceeds of which are payable to Mr. Samuels' named beneficiary and dues. Mr. Samuels' 2006 compensation consisted of a base salary of $237,616, usual and customary company benefits and $4,850 in payments toward insurance premiums for a term life policy, the proceeds of which are payable to Mr. Samuels' named beneficiary, and dues. Mr. Samuels received no bonus or stock options in 2006, or 2007. In 2007, $10,209.03 of Mr. Samuels's salary wad deferred. In 2006, $33,462 of Mr. Samuels' salary was deferred. The deferred salary was paid May 9, 2007. Mr. Samuels retired as CEO and President of the company in May 2007. He maintains a consulting arrangement with the company.

  Mr. Arthur's 2007 compensation consisted of a base salary of $79,961.76 and usual and customary company benefits. Mr. Arthur received no bonus and 150,000 stock options in 2007. Mr. Arthur's 2006 compensation consisted of a base salary of $151,265 and usual and customary company benefits. Mr. Arthur received no bonus or stock options in 2006. In 2006, $65,419 of Mr. Arthur's salary was deferred. In 2005, $99,552 of Mr. Arthur's salary was deferred. The deferred salary was paid May 9, 2007. Mr. Arthur resigned from the company in May 2007.

  Director Compensation

  Non-employee directors receive payments of $3,000 per quarter, $1,000 per meeting attended in person or $500 if attended by telephone, and $500 per committee meeting attended, up to a maximum of $20,000 per year. All directors are reimbursed for expenses actually incurred in attending meetings of the board of directors and its committees. One director is currently deferring his portion of director compensation. Non-employee directors may be granted options to purchase common stock under our 1995 stock plan, as amended.

  DIRECTOR COMPENSATION TABLE

  Fiscal Year 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William D. Arthur	0	0	0	0	0	0	0
William Zachary	16	0	0	0	0	0	16
John E. Imhoff	0	0	0	0	0	0	0
Michael C. James	0	0	0	0	0	0	0
Mark L. Faupel	0	0	0	0	0	0	0
Ronald Hart	0	0	0	0	0	0	0

  Outstanding Equity Awards

  The following table sets forth certain information with respect to our outstanding equity awards at December 31, 2007 with respect to the named executive officers.

  OUTSTANDING EQUITY AWARDS AT
  FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Samuels(4)	217,000	0	0	(1)	(1)	0	0	0	0
William D. Arthur(4)	411,000	0	0	(2)	(2)	0	0	0	0
Mark Faupel, Ph.D.	168,958	56,042	56,042	(3)	(3)	56,042	2,267	56,042	2,267
Shabbir Bambot, Ph.D.	431,000
Richard Fowler	425,000

  (1) Consists of 25,000 options priced at $5.25 that expire on 2/19/2012; 10,000 options priced at $1.50 that expire on 4/12/2013; 6,000 options priced at $0.34 that expire on 10/4/2014, and; 176,000 options priced at $0.26 that expire on 10/30/2015.

  (2) Consists of 5,000 options priced at $1.01 that expire on 10/25/2013; 100,000 options priced at $1.25 that expire on 11/2/2013; 75,000 options priced at $1.80 that expire on 6/8/2014, 6,000 options priced at $0.34 that expire 10/4/2015, and; 225,000 options priced at $0.26 that expire on 10/30/2015.

  (3) Consists of 30,000 options priced at $8.50 that expire on 4/14/2008; 25,000 options priced at $4.13 that expire on 1/30/2008; 10,000 options priced at $6.25 that expire on 1/5/2009; 24,000 options priced at $7.63 that expire on 6/22/2009; 10,000 options priced at $9.00 that expire on 10/4/2009; 20,000 options priced at $11.25 that expire 5/23/2010; 15,000 options priced at $5.25 that expire 2/19/2012; 6,000 options priced at $0.34 that expire 10/4/2014, and; 85,000 options priced at $0.26 that expire on 10/30/2015.

  (4) All options vested May 9, 2007.

  Change of Control Arrangements

  We have a compensatory arrangement with our named executive officers that will result from a change of control of Guided Therapeutics, as described below. Under the stock option agreements with each of our executive officers named in the summary compensation table, upon a change of control, all options held by the officer will vest immediately. The board committee that administers the stock option plan may provide, by giving at least 30 days prior written notice, that all options will terminate if not exercised in connection with or before the change of control or, if provision is made for assumption of the options, permit the optionee to elect to accept the assumed options. Additionally, after a change of control, if the optionee's employment is terminated due to a reduction of responsibility, required relocation or other similar action, the executive officer will be entitled to receive, as specified in the agreement for each executive officer, three month's severance, which may be paid either as a lump sum or as a salary continuation, at our option. Generally, a change of control occurs upon an acquisition by any person or group in excess of 50% of our voting securities, a replacement of more than one-half of the members of our board of directors that is not approved by a majority of the members who were on the board before the transaction, the merger of Guided Therapeutics with or into another entity unless the holders of our securities before the transaction continue to hold a majority of our securities after the transaction, or the consolidation or sale of all or substantially all of our assets.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table lists information regarding the beneficial ownership of our common stock as of April 15, 2008 by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071.

Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership (1)	Percent of Class (2)
Dr. John Imhoff (3) Cottage 441, 55 Rutledge Lane Sea Island, GA 31561	4,924,777	36.9%
Susan Imhoff (4) Cottage 441, 55 Rutledge Lane Sea Island, GA 31561	2,928,457	21.9%
Easton Hunt Capital Partners, L.P. (5) 767 Third Avenue, 7th Floor New York, NY 10017	2,439,991	18.3%
David Musket (6) 125 Cambridgepark Drive Cambridge, MA 02140	2,059,897	15.4%
Dolphin Offshore Partners, LP (7) 129 E. 17th Street, 2nd Floor New York, NY 10577	1,872,009	14.2%
ProMed Management Entities (8) 122 E. 42nd Street, Suite 2105 New York, NY 10168	1,730,906	13.0%
Barry Kurokawa (9) 122 E. 42nd Street, Suite 2105 New York, NY 10168	1,730,906	13.0%
Kuekenhof Equity Fund, LLP (10) 22 Church Street, Suite 5 Ramsey, NJ 07446	1,538,461	11.5%
Michael C. James (11) 22 Church Street, Suite 5 Ramsey, NJ 07446	1,538,461	11.5%
SDS Management, LLC (12) 53 Forest Avenue Old Greenwich, CT 06870	1,404,000	10.5%
Bob Bowie (13) 16 Kings Lane St. Simons Island, GA 31522	1,277,766	9.6%
Mark A. Samuels (14) 4400 Missendell Lane Norcross, GA 30092	1,036,952	7.8%
Opaline International, Inc. (15) P.O. Box N-4837, Bayside Executive Park West Bay St., Nassau, Bahamas	923,077	6.9%
Dolores Maloof (16) 2669 Mercedes Drive Atlanta, GA 30345	830,035	6.2%
SF Capital Partners (17) 3600 South Lake Drive St. Francis, WI 53235	823,671	6.17%
Sagamore Hill Hub Fund, Ltd. (18) 10 Glenville Street Greenwich, CT 06831	769,326	5.8%
Chestnut Ridge Partners (19) 50 Tice Blvd. Woodcliff Lake, NJ 07677	769,231	5.8%
Walter J. Weadock (20) 22 Deer Path Lane Colts Neck, NJ 07722	769,231	5.8%
Bristol Investment Fund, Ltd. (21) 69 Dr. Roy's Drive, Georgetown Grand Cayman, Cayman Islands 90028	748,809	5.6%
Isaak & Audrey Halegoua, Jt. Tenants (22) 145 W. 67th Street, Apt. 32-C 120 Broadway, New York, NY 10023	681,476	5.1%
William D. Arthur, III (23)	523,240	3.9%
Ronald Hart (24)	307,692	2.3%
Richard L. Fowler (25)	227,341	1.7%
Mark L. Faupel (26)	168,958	1.3%
William E. Zachary, Jr. (27)	60,963	*
All directors and executive officers as a group (7 persons) (28)	9,288,089	69.6%

  (*) Less than 1%.

  (1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

  (2) Percentage ownership is based on 13,353,896 shares of common stock outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to currently exercisable options, warrants or convertible preferred stock, or any such securities exercisable within 60 days after December 31, 2007, are deemed outstanding for purposes of computing the percentage ownership of the person holding those options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

  (3) Consists of 623,550 common shares, preferred shares convertible into 769,326 common shares, warrants to purchase 722,034 common shares and a note to purchase 170,369 common shares, all held by Dr. John Imhoff; and 1,872,838 common shares, warrants to purchase 383,330 common shares and a note to purchase 383,330 common shares held jointly along with spouse, Susan Imhoff.

  (4) Consists of preferred shares convertible into 76,926 common shares, warrants to purchase 126,850 common shares and a note to purchase 85,185 common shares, all held by Susan Imhoff; and 1,872,838 common shares, warrants to purchase 383,329 common shares and a note to purchase 383,330 common shares held jointly along with spouse, John Imhoff.

  (5) Consists of preferred shares convertible into 1,923,326 common shares and warrants to purchase 516,665 common shares held by Easton Hunt Capital Partners, L.P. According to the Schedule 13G dated June 28, 2006, each of Easton Hunt Capital Partners, L.P., EHC GP, LP and EHC, Inc. has sole voting and dispositive power with respect to such shares.

  (6) Consists of preferred shares convertible into 230,769 common shares and warrants to purchase 98,222 common shares held by Mr. Musket, as well as a total of 1,730,757 in securities held by the ProMed Management entities, Mr. Musket is General Partner.

  (7) Consists of preferred shares convertible into 1,538,674 common shares and warrants to purchase 333,335 common shares held by Dolphin Offshore Partners, LP.

  (8) Consists of preferred shares convertible into 975,553 common shares and warrants to purchase 240,962 common shares held by ProMed Partners, LP; 175,270 common shares (converted from 7,594 preferred shares), and warrants to purchase 43,286 common shares held by ProMed Partners, II, LP; preferred shares convertible into 156,926 common shares and warrants to purchase 38,760 common shares held by ProMed Offshore Fund, Ltd., and; warrants to purchase 100,000 common shares held by ProMed Offshore Fund II, Ltd., each of which reports sole voting and dispositive power with respect to all of its shares. ProMed Asset Management LLC, ProMed Management, Inc. and David Musket have sole or shared voting and investment power with respect to these shares.

  (9) Consists of the securities held by the ProMed Management entities, Barry Kurokawa is Managing Director.

  (10) Consists of warrants convertible into 769,231 common shares and a note to purchase 769,231 common shares held by Kuekenhof Equity Fund, LLP.

  (11) Consists of warrants convertible into 769,231 common shares and a note to purchase 769,231 common shares held by Kuekenhof Equity Fund, LLP, Michael C. James is Managing Partner.

  (12) Consists of 189,256 common shares (converted from 82,000 shares preferred), preferred shares convertible into 964,744 common shares and warrants to purchase 250,000 common shares.

  (13) Consists of warrants convertible into 638,883 common shares and a note to purchase 638,883 common shares held by Bob Bowie.

  (14) Consists of 325,498 common shares, preferred shares convertible into 153,875 shares, warrants to purchase 166,457 common shares and a note to purchase 56,122 common shares held by Mr. Samuels; and 335,000 common shares subject to stock options that are fully exercisable. Mr. Samuels resigned as Chairman and Chief Executive Office on May 11, 2007. Mr. Samuels is on the Board of Directors.

  (15) Consists of warrants convertible into 461,538 common shares and a note to purchase 461,538 common shares held by Opaline International, Inc.

  (16) Consists of 258,026 common shares, preferred shares convertible into 384,674 common shares, and warrants to purchase 187,335 common shares held by Mrs. Maloof; and 235,526 common shares held by Mrs. Maloof's spouse, for which she claims no beneficial interest.

  (17) Consists of preferred shares convertible into 677,006 common shares and warrants to purchase 146,665 common shares held by SF Capital Partners.

  (18) Consists of 769,326 common shares (converted from 33,333 preferred shares).

  (19) Consists of warrants to purchase 384,615 common shares and a note to purchase 384,615 common shares held by Chestnut Ridge Partners.

  (20) Consists of warrants to purchase 384,615 common shares and a note to purchase 384,615 common shares held by Walter J. Weadock.

  (21) Consists of 111,569 common shares (converted from 4,834 preferred shares) preferred shares convertible into 503,906 common shares and warrants to purchase 133,335 common shares held by Bristol Investment Fund, Ltd.

  (22) Consists of warrants to purchase 340,738 common shares and a note to purchase 340,738 common shares held by Isaak and Audrey Halegoua, as joint tenants.

  (23) Consists of warrants to purchase 56,120 common shares and a note to purchase 56,120 common shares held by Mr. Arthur; and 411,000 common shares subject to stock options that are fully exercisable. Mr. Arthur resigned as president and chief operating officer of subsidiary Sterling Medivations, Inc. on May 11, 2007.

  (24) Consists of warrants to purchase 153,846 common shares and a note to purchase 153,846 common shares held by Hart Management, LLC, Ronald Hart, Owner.

  (25) Consists of 9,476 shares held by Mr. Fowler and warrants to purchase 56,120 common shares and a note to purchase 56,120 common shares held by Mr. Fowler; and 105,625 shares subject to stock options that are exercisable within 60 days of September 4, 2007.

  (26) Consists of 168,958 shares held by Dr. Faupel subject to stock options that are exercisable within 60 days of August 1, 2007.

  (27) Consists of 13,963 shares held by Mr. Zachary and 47,000 shares subject to stock options that are exercisable within 60 days of August 1, 2007.

  (28) Consists of 2,857,706 common shares, preferred shares convertible into 923,201 common shares and warrants to purchase 2,307,138 common shares, notes to purchase 1,645,138 common shares held by the directors and executive officers; and 1,142,291 shares subject to stock options that are exercisable within 60 days of December 31, 2007.

  The information under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 5 of Part II is incorporated herein by reference.

  Item 13. Certain Relationships and Related Transactions and Director Independence

  On November 7, 2007 and November 27, 2007, we received loans and issued a promissory note to Kuekenhof Equity Fund, LLP for $60,000 and $40,000, respectively. The promissory note carries an interest rate of 13% and is payable from time to time as the holder may designate.

  On January 2, 2008, we received a loan and issued a promissory note to Dolores Maloof, an individual, for $100,000. The interest rate on the promissory note is 13% and is due on April 2, 2008.

  On June 28, 2006, we entered into a bridge loan agreement ("Bridge Loan Agreement") with Easton Hunt Capital Partners, L.P., ProMed Offshore Fund II, Ltd., Mark Samuels, Richard L. Fowler and William Arthur, III, and ProMed Management, Inc., as agent for the Lenders pursuant to which each Lender made a loan ("Loans") to us.  At September 30, 2006, the aggregate principal amount of Loans was $1,592,000. From September 30, 2006 through December 31, 2006, an additional $444,000 was borrowed, bringing the total to $2,036,000.  We incurred interest expense of $254,082 pursuant to these Loans during the year ended December 31, 2006.

  Subsequently, the Bridge Loan Agreement was amended to provide for extensions through February 23, 2007.  On March 12, 2007, we completed a restructuring of the Bridge Loan Agreement by entering into an Amended and Restated Loan Agreement ("Amended Loan") with 56 existing and new lenders.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% senior secured convertible notes, including those issued by our wholly owned subsidiary, InterScan, Inc., formerly known as Guided Therapeutics, Inc., and new lenders became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.7 million due on March 1, 2010. No interest is due until maturity. These notes are convertible into our common stock at $0.65 per share, or 7,246,599 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share of our common stock.  In addition, 676,000 warrants, at an exercise price of $0.78, were issued to the placement agent and others in conjunction with this financing.  The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  Lenders under the Amended Loan include Mark A. Samuels, our former Chairman, Chief Executive Officer and Acting Chief Financial Officer; Richard L. Fowler, our Senior Vice President-Engineering; William D. Arthur, III, our former President and former Chief Operating Officer of our wholly owned subsidiary, Sterling Medivations, Inc., as well as our Secretary and one of our directors; and John E. Imhoff, one of our directors.

  On April 17, 2007, we issued notes totaling approximately $440,827 to four officers and former officers representing unpaid salary (accrued as of December 31, 2006), pursuant to letter agreements executed in 2004 that would have become payable at the closing of the Amended Loan completed on March 12, 2007. The notes supersede the previous agreements relating to these amounts due and are in the amounts of $188,721 to William D. Arthur III, our former director, secretary, president and chief operating officer; $100,946 to Richard L. Fowler, our senior vice president of engineering; $86,445 to Thomas H. Muller, Jr., our former chief financial officer; and, $64,715 to Walter J. Pavlicek, our former vice president of operations. The notes were paid off May 11, 2007.

  On August 8, 2005, warrants issued to Dr. John Imhoff and his wife, Susan Imhoff, from August 2003 to February 2004, were amended and restated. For Dr. Imhoff, warrants totaling 135,000 shares, originally issued with an exercise price of $2.25 per share, were amended and restated with a $1.50 exercise price and a warrant for 250,000 shares, originally issued with an exercise price of $2.00 per share, was amended and restated with a $1.50 exercise price. For Susan Imhoff, a warrant for 25,000 shares originally issued with an exercise price of $2.00 per share was amended and restated with a $1.50 exercise price. The term of all of these warrants was also extended for an additional five years.

  Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Messrs. Zachary and James, and Drs. Hart and Imhoff are independent directors.

  Item 14. Principal Accountant Fees and Services

  Audit Fees

  UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

  UHY LLP was retained in the second half of the fiscal year ended December 31, 2007 and was not paid for professional services, which include fees associated with the annual audit of financial statements, review of our quarterly reports on Form 10-QSB and consents used in connection with our S-2 filings.

  We were billed by Eisner, LLP $100,000 and $203,900 during the fiscal years ended December 31, 2006 and 2007, respectively. We were also billed by UHY, LLP $29,986 during the fiscal year ended December 31, 2007, for professional services, which include fees associated with the annual audit of financial statements, review of our quarterly reports on Form 10-QSB and consents used in connection with our S-1 and S-2 filings.

  Audit Related Fees

  There were no audit-related service fees rendered by UHY LLP or Eisner LLP for 2006 or 2007.

  Tax Fees

  UHY LLP and Eisner LLP were not engaged for and did not bill us for any tax services in 2006 and 2007.

  All Other Fees

  There were no other fees for services rendered by UHY LLP or Eisner LLP during the fiscal years ended December 31, 2006 and 2007.

  Audit Committee Pre-Approval Policy and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

  Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

  PART IV

  ITEM 15. Exhibits and Financial Statement Schedules

  The exhibits listed below are filed as part hereof, or incorporated by reference into, this Report. All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by Guided Therapeutics, Inc. (f/k/a SpectRx, Inc.), file number 0-22179, unless otherwise indicated.

  EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed August 12, 1997).
3.2	Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed March 29, 2004).
3.3	Amended Bylaws (incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amended Registration Statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2	Form of Warrant 2 (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K, filed March 29, 2004).
4.3	Registration Rights Agreement, dated March 26, 2004 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed March 29, 2004).
4.4

  Warrant Agreement, dated as of August 8, 2005, by and among SpectRx and the individuals listed on Exhibit A attached thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed August 12, 2005).

4.5	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed August 12, 2005).
4.6	Form of Guided Therapeutics Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed August 12, 2005).
4.7

  Amended and Restated Loan Agreement by and among SpectRx, Inc., the Agent, and the Noteholders, dated March 1, 2007 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).

4.8

  First Amendment to the Amended and Restated Loan Agreement by and among SpectRx, Inc., the Agent, and the Noteholders, dated March 1, 2007 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).

10.1	1997 Employee Stock Purchase Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.3	2000 Amendment to the 1995 Stock Plan, as amended (incorporation by reference to Appendix 1 to the Definitive Proxy Statement filed April 24, 2000).
10.4	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10 to the Amended Quarterly Report on Form 10-QSB/A, filed November 14, 2005).
10.5*

  License Agreement, dated May 7, 1991, between Georgia Tech Research Corporation and Laser Atlanta Optics, Inc. (incorporated by reference to Exhibit 10.12(A) to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).

10.6

  First Amendment to License Agreement, dated October 19, 1993, between Georgia Tech Research Corporation and SpectRx (incorporated by reference to Exhibit 10.12(C) to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).

10.7*

  Development and License Agreement, dated December 2, 1994, between Boehringer Mannheim Corporation and SpectRx (incorporated by reference to Exhibit 10.14(A) to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).

10.8*	Supply Agreement, dated January 5, 1996, between Boehringer Mannheim and SpectRx (incorporated by reference to Exhibit 10.14(B) to the Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.9

  Sole Commercial Patent License Agreement, dated May 4, 1995, between Martin Marietta Energy Systems, Inc. and SpectRx (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).

10.10

  License and Joint Development Agreement, dated March 1, 1996, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).

10.11*

  Amendment to License and Joint Development Agreement, dated December 30, 2001, between NonInvasive-Monitoring Company, Inc., Altea Technologies, Inc. and SpectRx (incorporated by reference to Exhibit 10.17(B) to the Annual Report on Form 10-K, filed April 1, 2002).

10.12*

  Development and License Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx (incorporated by reference to Exhibit 10.25(A) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999, as amended).

10.13*

  Supply Agreement, dated July 13, 1999, between Roche Diagnostics Corporation and SpectRx (incorporated by reference to Exhibit 10.25(B) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999, as amended).

10.14	Consulting and Severance Agreement between SpectRx, Inc. and Mark A. Samuels, dated May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K/A, filed June 5, 2007).
10.15

  Consulting and Severance Agreement between SpectRx, Inc. and Dr. Walter Pavlicek, dated May 7, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report of Form 8-K/A, filed June 5, 2007).

10.16	Severance Agreement between SpectRx, Inc. and William Arthur, III, dated May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report of Form 8-K/A, filed June 5, 2007).
10.17

  Asset Purchase Agreement by and among ICU Medical, Inc., SpectRx Inc., and Sterling Medivations, Inc., dated May 9, 2007(incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10QSB, filed October 23, 2007).

16.1	Letter Re: Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A, filed November 6, 2007).
23.1(1)	Consent of Eisner LLP.
23.2(1)	Consent of UHY LLP.
31(1)	Rule 13a - 14(a) / 15d - 14(a) Certification.
32(1)	Section 1350 Certification.

  * Confidential treatment granted for portions of these agreement.

  (1) Filed herewith.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President and Chief Executive Officer

Date:	July 15, 2008

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
July 7, 2008	/s/ Mark L. Faupel Mark L. Faupel	President, Chief Executive Officer, Acting Chief Financial Officer & Director (Principal Executive and Financial Officer)

July 7, 2008	/s/ William E. Zachary William E. Zachary	Acting Chairman and Director

July 7, 2008	/s/ John E. Imhoff John E. Imhoff	Director

July 7, 2008	/s/ Michael C. James Michael C. James	Director

July 7, 2008	/s/ Ronald W. Hart Ronald W. Hart	Director

  EXHIBIT 23.1

  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We consent to the incorporation by reference in the registration statements on Form S-8 (Registration Nos. 333-63758, 333-81326 and 333-128082) of our report dated April 19, 2007, with respect to the reclassification of Simple Choice business as discontinued operations, as described in Note 1, January 25, 2008, on our audit of the consolidated financial statements of Guided Therapeutics, Inc. and subsidiaries (formerly SpectRx, Inc. and subsidiaries) (the "Company"), as of December 31, 2006 and for the year then ended, which includes explanatory paragraphs regarding the Company's change in accounting principle for its method of accounting for stock-based compensation and the Company's ability to continue as a going concern, included in the 2007 annual report on Form 10-K.

  /s/ Eisner LLP

  New York, New York
  July 8, 2008

  EXHIBIT 23.2

  CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We hereby consent to the incorporation by reference in this Annual Report on Form 10-K of Guided Therapeutics, Inc. and subsidiaries (formerly SpectRx, Inc. and subsidiaries), for the year ended December 31, 2007 of our reports dated July 8, 2008 included in its Registration Statement on Registration Statements on Form S-8 (No. 333-63758, 333-81326 and 333-128082) relating to the financial statements and financial statement schedules for the year ended December 31, 2007 listed in the accompanying index.

  /s/ UHY LLP

  July 8, 2008

  EXHIBIT 31

  Rule 13a-14(a)/15(d)-14(a) Certifications

  I, Mark L. Faupel, certify that:

  1. I have reviewed this annual report on Form 10-K of Guided Therapeutics, Inc.;

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

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant 's internal control over financial reporting.

  (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: July 15, 2008	/s/ Mark L. Faupel Mark L. Faupel President, Chief Executive Officer and Acting Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Annual Report of Guided Therapeutics, Inc. (the "Company") on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 15, 2008	/s/ MARK L. FAUPEL Name: Mark L. Faupel Title: President, Chief Executive Officer and Acting Chief Financial Officer