Form 10-Q
period 2008-06-30
GUIDED THERAPEUTICS INC
filed 2008-08-13
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

SEC FILE NUMBER 000-22179
CUSIP NUMBER 40171f105

(Check One) ☐ Form 10-K ☐ Form 20-F ☐ Form 11-K ☒ Form 10-Q ☐ Form 10-D☐ Form N-SAR ☐ Form N-CSR

For Period Ended: June 30, 2008
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: ___________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
________________
PART I -- REGISTRANT INFORMATION ________________
Full Name of Registrant
Guided Therapeutics, Inc. ________________
Former Name if Applicable N/A ________________
Address of Principal Executive Office (Street and Number) 4955 Avalon Ridge Pkwy, Suite 300 _______________
City, State and Zip Code Norcross, Georgia 30071

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate) ☐

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or subject distribution report on form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report portion thereof, could not be filed within the prescribed time period.

Guided Therapeutics is in the process of preparing and reviewing the report on form 10-Q for the quarter ended June 30, 2008, and management does not believe the Form 10-Q can be completed on or before the August 14, 2008 prescribed due date without unreasonable effort or expense. The company's Form 10-Q for the quarter ended June 30, 2008 will be filed as soon as practicable, but does not currently expect that it will be filed on or before the fifth calendar day following the prescribed due date.

PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Mark L. Faupel, Ph.D.
(Name)

770 242-8723
(Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). ☐ Yes ☒ No

Various current reports on Form 8-K to report unregistered sales of securities during the six months ended June 30, 2008, and quarterly report on Form 10-Q for the period ended March 31, 2008.
___________

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?   ☐ Yes ☒No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Guided Therapeutics, Inc.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2008	/S/ Mark L. Faupel, Ph.D.

By: Mark L. Faupel, Ph. D. Chief Executive Officer & Chief Financial Officer