Form 10-K/A
period 2007-12-31
GUIDED THERAPEUTICS INC
filed 2008-09-23
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A1

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

[ PAGE 1 ]

DOCUMENTS INCORPORATED BY REFERENCE.

None.

[ PAGE 2 ]

TABLE OF CONTENTS

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

SIGNATURES

[ PAGE 3 ]

Explanatory Note

The Company is filing this amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2007 to (i) make certain modifications, including clerical changes, to Part II, Items 7, 8 and 9A in response to comments received from the SEC. Except for the foregoing amended information, this Form 10-K/A1 continues to describe conditions as of the date of the original filing, and the disclosures contained in this Form 10-K/A1 have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward-looking statements made in the original filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the original filing, and such forward-looking statements should be read in their historical context. In addition, as further required by Rule 12b-15, this Form 10-K/A1 contains new certifications by our principal executive officer and our principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

[ PAGE 4 ]

PART II

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

[ PAGE 5 ]

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

On November 9, 2007, we entered into an agreement with the MacKay Group, Ltd. ("MacKay") to manufacture and supply non-invasive breast and cervical cancer detection products for the Asian market.  Under terms of the agreement, we will manufacture for MacKay a specified number of Biofield Breast Diagnostic Systems (a non-invasive breast cancer detection devise), and MacKay will purchase a specified minimum number of our LightTouch™ Non-invasive Cervical Cancer Detection Devices and associated single-patient-use disposables.  We will manufacture the devices at our facility in Norcross, Georgia.  The Biofield devices will be sold on a cost plus basis, the LightTouch devices and disposables will be sold on a fixed price basis.

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

[ PAGE 6 ]

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

Non operating gain on debt forgiveness, Other Income and Interest Expense, net: In 2007, the Company had a debt forgiveness of approximately $5.8 million, arising out of settlement of a dispute with Abbott Laboratories, Inc. (see Note 4). Other income decreased to approximately $24,000 in 2007, compared to approximately $200,000 in 2006. Interest expense increased to approximately $1.2 million for the year ended December 31, 2007, as compared to expenses of approximately $709,000 for the same period in 2006. The increase is primarily due to accretion of debt discount and a beneficial conversion feature of convertible notes payable in the amount of approximately $232,000 in 2007, and accrued penalties in connection with registration rights under an amended loan totaling approximately $91,000. Costs of warrants repriced and issued to non-converting bridge noteholders approximated $84,000 for the year 2007. Interest paid on loans increased by approximately $746,000 for the year ended December 31, 2007, as compared to the same period in 2006, primarily due to conversion of the bridge loan payable and additional borrowings.

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

Our major cash flows in the year ended December 31, 2007, consisted of cash out-flows of $3.9 million from operations (including approximately $3.0 million of net income). The net income for the year ended December 31, 2007, included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million (net of tax), a net change from investing activities of $2.7million, which primarily represents the proceeds from the sale of SimpleChoice through December 31, 2007, and $1.1 million net cash provided by financing activities, due to proceeds received from our convertible notes payable.

We have historically also received funds from milestone payments and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

[ PAGE 7 ]

On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing Loans under the then-existing indebtedness were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes").  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. These notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of our common stock was approximately $6,000 at March 31, 2007. This amount was expensed in our statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent and others) will also be amortized over 36 months, using the effective interest method.

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

 [ PAGE 8 ]

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

/s/ UHY LLP

Atlanta, Georgia

July 8, 2008, except for notes 14 as to which the date is September 23, 2008

[ PAGE 9 ]

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

[ PAGE 10 ]

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2007
(In Thousands Except Per Share Data)

ASSETS	(As Revised - See Note 1)
(Notes 9 and 10)	2006	2007
CURRENT ASSETS:
Cash and cash equivalents
	$206	$3
Accounts receivable, net of allowance for doubtful accounts of $41 and $25 at December 31, 2006 and 2007, respectively	72	167
Other current assets
	121	17
Assets of discontinued operations
	223	-
Total current assets
	622	187

Property and equipment, net
	19	18
Assets of discontinued operations
	549	-
Deferred debt issuance costs, net
	-	721
Other assets
	51	51
Total noncurrent assets
	619	790
TOTAL ASSETS
	$1,241	$977

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Short term notes payable
	$-	$102
Notes payable - past due
	416	481
Notes payable
	206	-
Notes payable - Related party
	1,224	-
Accounts payable
	604	786
Accrued liabilities
	634	706
Redeemable convertible stock and accrued interest and dividends in default
	5,566	-
Dividends payable - Series A
	1,002	1,327
Advances payable - Roche
	381	381
Liabilities of discontinued operations
	625	-
Total current liabilities
	10,658	3,783

Convertible notes payable, including accrued interest, net of debt discount of $3,142 at December 31, 2007, to former debt holders-related parties	1,924	2,123
TOTAL LIABILITIES	12,582	5,906
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
	12	13
Additional paid-in capital	51,854	55,856
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(67,614)	(64,598)
TOTAL CAPITAL DEFICIT	(11,341)	(4,929)
TOTAL LIABILITIES AND CAPITAL DEFICT	$1,241	$977

The accompanying notes are an integral part of these consolidated statements.

[ PAGE 11 ]

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
(In Thousands Except Per Share Data)

	(As Revised - See Note 1)	(As Revised - See Note 14)
	2006	2007
REVENUE:
Service revenue	$602	$1,037
COSTS AND EXPENSES:
Cost of sales	128	52
Research and development	1,474	1,925
Sales and marketing	12	-
General and administrative	1,967	2,462

Operating (loss) / income	(2,979)	(3,402)

NON OPERATING GAIN ON DEBT FORGIVENESS	-	5,816
OTHER INCOME	200	24
INTEREST EXPENSE, net	(709)	(1,213)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(3,488)	1,225

PROVISION FOR INCOME TAXES	-	-

(LOSS) INCOME / FROM DISCONTINUED OPERATIONS (including gain on disposal of $2.1 million in 2007)	(1,460)	1,791

NET (LOSS) / INCOME	(4,948)	3,016

PREFERRED STOCK DIVIDENDS	(364)	(325)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	-	(3,811)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,312)	$(1,120)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS	$(0.33)	$(0.23)
BASIC AND DILUTED NET (LOSS) / INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM DISCONTINUED OPERATIONS	$(0.12)	$0.14
BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, TOTAL	$(0.45)	$(0.09)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,780	12,781

The accompanying notes are an integral part of these consolidated statements.

[ PAGE 12 ]

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
(In Thousands)
	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Deficit	TOTAL
BALANCE, December 31, 2005	489	$4,559	11,738	$12	$52,036	$(104)	$(4)	$(62,666)	$(6,167)
Employee stock purchase plan	-	-	16	-	4	-	-	-	4
Options issued to employees	-	-	-	-	90	-	4	-	94
Exercise of stock options	-	-	61	-	32	-	-	-	32
Dividends on preferred stock	-	-	-	-	(364)	-	-	-	(364)
Conversion of preferred stock into common stock	(5)	(48)	57	-	56	-	-	-	8
Net Loss	-	-	-	-	-	-	-	(4,948)	(4,948)
BALANCE, December 31, 2006	484	$4,511	11,872	$12	$51,854	$(104)	$-	$(67,614)	$(11,341)
Stock issued to employees	-	-	100	-	-	-	-	-	-
Warrants issued	-	-	-	-	3,690	-	-	-	3,690
Exercise of stock options	-	-	13	-	31	-	-	-	31
Dividends on preferred stock	-	-	-	-	(325)	-	-	-	(325)
Conversion of preferred stock into common stock	(66)	(607)	1,368	1	606	-	-	-	-
Net Income	-	-	-	-	-	-	-	3,016	3,016

BALANCE, December 31, 2007	418	$3,904	13,353	$13	$55,856	$(104)	$-	$(64,598)	$(4,929)

The accompanying notes are an integral part of these consolidated statements.

[ PAGE 13 ]

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
(In Thousands)

	(As Revised - See Note 1)
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,948)	$3,016
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1,460	-
Gain on sale of discontinued operations	-	(2,086)
Gain on forgiveness of debt	-	(5,816)
Depreciation and amortization	22	9
Provision for inventory obsolescence	-	153
Amortization and accretion of deferred financing costs, notes payable and warrants	-	232
Amortization of deferred compensation	4	31
Issuance of options and warrants for services and debt	90	84
Changes in operating assets and liabilities:
Accounts receivable	181	(56)
Other current assets	49	104
Other assets	16	31
Accounts payable	288	(139)
Accrued liabilities	474	788
Total adjustments	2,584	(6,665)

Net cash used in discontinued operations	(1,211)	(295)

Net cash used in operating activities	(3,575)	(3,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of SimpleChoice - Discontinued operations	-	2,689
Additions to property and equipment	(9)	(27)
Net cash used in discontinued operations	(64)	-
Net cash (used in) provided by investing activities	(73)	2,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	-	(520)
Proceeds from issuance of convertible notes payable to former debt holders-related parties	3,937	2,791
Payments of notes payable	(400)	(1,193)
Issuance of common stock	4	1
Net cash provided by financing activities	3,541	1,079
NET CHANGE IN CASH AND CASH EQUIVALENTS	(107)	(203)
CASH AND CASH EQUIVALENTS, beginning of year	313	206
CASH AND CASH EQUIVALENTS, end of year	$206	$3

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest
	$13	$1,437
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock
	$56	$979
Bridge notes payable converted into convertible notes payable
	-	$1,944
Dividends in the form of preferred stock and redeemable convertible preferred stock
	$364	$325
Deemed dividend on Series A convertible preferred stock
	$-	$3,811
Common stock and options exercised in exchange for accrued salaries
	$32	$-

The accompanying notes are an integral part of these consolidated statements.

[ PAGE 14 ]

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2007

1. Organization, Background, and Basis Of Presentation

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiaries, Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the "Company", is a medical technology company developing and providing products for the non-invasive cervical cancer detection and diabetes markets. The Company uses its technologies to develop non-invasive diagnostic devices such as its cervical cancer detection product and its interstitial fluid based glucose monitoring device. The Company's products are based upon a variety of proprietary technologies. The Company has products in development for glucose monitoring and cervical cancer detection that are based upon its proprietary biophotonic technologies.

Discontinued Operations

In May 2007, the Company sold all of its assets related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property, to ICU Medical, Inc. for $3,000,000, and after adjustments for certain contingencies, the Company received $2,688,661. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the Company has accounted for this asset group as a discontinued operation. The Company's consolidated financial statements reflect the assets and liabilities of the discontinued operations as separate line items and the operations of the asset group for the current and prior period are reported in discontinued operations on the statement of operations.

Assets and liabilities of the discontinued operations included in the consolidated balance sheet as of December 31, 2006 were as follows:

Accounts receivable, net	$39
Inventory	184
Assets of discontinued operations, current	223
Property and equipment, net	549
Total assets of discontinued operations	$772

Accounts payable	$321
Accrued liabilities	304
Liabilities of discontinued operations, current	$625

The following table presents the financial results of the discontinued operations:

	Year Ended December 31,
	2006	2007
Sales	$ 375	$ 66
Cost of sales
	883	229
Gross loss
	(508)	(163)

Costs and expenses:

Research and development
	482	34
Sales and marketing
	217	20
General and administrative
	253	78
Total costs and expenses
	952	132

Loss from discontinued operations, before disposal
	$ (1,460)	$ (295)
Gain on sale of disposal, net of taxes
	-	2,086
(Loss) profit from discontinued operations
	$ (1,460)	$ 1,791
(Loss) profit per common share - basic and diluted:

(Loss) profit from discontinued operations
	$ (0.12)	$ 0.14

[ PAGE 15 ]

Basis of Presentation

The audited consolidated financial statements included herein have been prepared by the Company, and reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations, and cash flows for the years ended December 31, 2006 and 2007. All information and footnote disclosures included in financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2007, the Company's current liabilities exceeded current assets by approximately $3.6 million and it had a capital deficit due principally to its recurring losses from operations. As of December 31, 2007, the Company was past due on payments due under its Convertible Notes payable in the amount of $481,000. In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 9).

The Company was unsuccessful in raising additional capital during the fourth quarter of 2007. If sufficient capital cannot be raised at some point, in the third quarter of 2008, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, the effort is on-going. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes that debt or equity financing expected to be obtained in the second quarter of 2008, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through July 31, 2008, during which production of the Company's cervical cancer detection device could be launched.

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

[ PAGE 16 ]

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2006 and 2007 (in thousands):

	Year Ended December 31,
	2006	2007
Equipment	$1,431	$1,433
Furniture and fixtures	479	484
	1,910	1,917
Less accumulated depreciation	(1,891)	(1,899)
Total
	$19	$18

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

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2006 and 2007 (in thousands):

[ PAGE 17 ]

	Year Ended December 31,
	2006	2007
Accrued compensation	$367	$337
Rent	105	81
Other accrued expenses	162	288
Total
	$634	$706

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

In 2007, the majority of our revenues were from NIAAA, LifeScan, Inc. US, Konica Minolta and the MacKay group.

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

[ PAGE 18 ]

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

[ PAGE 19 ]

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

3. Sale of Assets

On May 9, 2007 (the "Closing"), the Company and Sterling, sold to ICU Medical, Inc. (the "Buyer"), substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property pursuant to a certain Asset Sale Agreement (the "ASA") executed and delivered at the Closing by the Sellers and Buyer. In connection with the sale, SpectRx, Inc. announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the Purchased Assets pursuant to the ASA.

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

The ASA contemplates certain additional payments from the Buyer to the Company, or Sterling, of 0.5% on annual net sales of covered products between $10,000,000 and $20,000,001; 0.75% on annual net sales of covered products between $20,000,001 and $30,000,000 and 1.5% on annual net sales of covered products over $30,000,001, after closing, not to exceed $1,000,000 in any calendar year, relating to sales of products covered by a certain patent entitled "Infusion Hub Assembly and Fluid Line Disconnect System."  Additionally, the Buyer granted the Company a license to make, use, or sell products covered by a certain patent relating to "Insertion Device for an Insertion Set and Method of Using the Same" and the Company agreed to make certain royalty payments to the Buyer of 0.5% on annual net sales of covered products between $10,000,000 and$20,000,001; 0.75% on annual net sales of covered products between $20,000,001 and $30,000,000 and 1.5% on annual net sales of covered products over $30,000,001, not to exceed $1,000,000 in any calendar year, on sales of products covered by this patent.

Income (loss) from discontinued operations includes the following (in thousands):

	Year Ended December 31,
	2006	2007
Loss from operations	$(1,460)	$(295)
Gain on sale of disposal, net of taxes	-	2,086
Total
	$(1,460)	$1,791

[ PAGE 20 ]

4. Stockholders' Equity

Common Stock

On October 25, 2007, the Company's stockholders approved an increase in the number of authorized shares of common stock from 50,000,000 to a total of 100,000,000 shares and a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock, the final ratio to be determined within the sole discretion of the Board of Directors. As of the filing date of this report, no reverse stock split had taken place.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Redeemable Convertible Preferred Stock

The board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock, none of which remain outstanding.

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

[ PAGE 21 ]

Interest on the payments required under the September 2002 agreement was being accrued at the rate of 6% per year and was included with the redeemable preferred stock in the accompanying balance sheet. Interest expense related to the redeemable preferred stock included in the statements of operations for the years ended December 31, 2006 and 2007, was $453,000 and $250,000, respectively.

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

Series A Convertible Preferred Stock

At December 31, 2007, the Company had outstanding 418,175 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no effect on total capital deficit.

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

Stock Options

Under the Company's 1995 Stock Plan (the "Plan"), a total of 3,294,719 shares remained available at December 31, 2007 and 3,160,500 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of December 31, 2007. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. On November 12, 2007, the board of directors approved the grant of incentive stock options for 1,057,000 shares to employees, at the closing price of $0.30 per share. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. Additionally, on December 14, 2007, the board of directors approved the grant of incentive stock options for 500,000 shares to one of its Directors, at the closing price of $0.25 per share. Options generally become exercisable over four years and expire ten years from the date of grant.

[ PAGE 22 ]

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock. No options have been exercised under this plan. At December 31, 2007, options exercisable for 6,090 shares were outstanding under this plan.

Stock option activity for each of the two years ended December 31 is as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,034,105	$2.78	3,015,608	$2.09
Options granted (1)
	1,557,000	$0.30	-	-
Options exercised
	(20,666)	$0.26	(59,959)	$0.51
Options expired/forfeited (2)
	(409,939)	$3.86	(921,544)	$1.15
Outstanding at end of year	3,160,500	$1.43	2,034,105	$2.78
Options vested or expected to vest at year-end	3,160,500	$1.43	2,034,105	$2.78
Options exercisable at year-end	1,141,999	$3.37	1,389,171	$3.86
Options available for grant at year-end	3,294,719		441,780
Aggregate intrinsic value - options exercised	$9,752		$3,526
Aggregate intrinsic value - options outstanding	$0.00		$44,950
Aggregate intrinsic value - options exercisable	$0.00		$15,198

(1)    For 2007, only, includes 1,057,000 options granted on November 12, 2007. Approximately $31,000 of compensation expense was recognized for the year ended December 31, 2007.

(2)    For 2006, only, includes 500,000 options which required stockholder approval within 12 months in order to be valid. Shareholder approval was not obtained.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2007:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.23 - $ 0.26	1,339,500	$ 0.25	8.61	380,874	$ 0.25
$ 0.30	1,057,000	$ 0.30	9.87	22,021	$ 0.30
$ 0.34 - $ 0.70	59,000	$ 0.34	6.87	53,854	$ 0.34
$ 1.10 - $ 4.46	262,000	$ 1.75	5.33	252,250	$ 1.75
$ 5.00 - $ 9.00	388,000	$ 7.12	1.44	378,000	$ 7.07
$ 10.13 - $ 16.50	55,000	$ 11.25	2.40	55,000	$ 11.25
Total
	3,160,500	$ 1.43	7.74	1,141,999	$ 3.37

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of December 31, 2007, 6,090 of these shares have not been exercised.

During the year ended December 31, 2004, the Company recorded, as deferred compensation, $10,000 in connection with non- qualified options to purchase 31,000 shares of common stock issued to a consultant. These options were issued in exchange for services to be provided. Approximately $4,000 and $31,000 was expensed in 2006 and 2007, respectively, relating to these options.

[ PAGE 23 ]

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

[ PAGE 24 ]

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

[ PAGE 25 ]

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

6. Commitments and Contingencies

Operating Leases

Future minimum rental payments, at December 31, 2007, under non-cancellable operating leases for office space that expires in 2009 and equipment that expires in 2012 are as follows (in thousands):

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

[ PAGE 26 ]

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

[ PAGE 27 ]

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

Contracts

The Company has received contracts from the NIAAA and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor, respectively, based upon the Company's interstitial fluid collection technology. The NIAAA contract runs for two years, and can be extended for an additional three years at their option. The Company was notified that it had received an extension for 2005 and was notified in March of 2006 that the NIAAA would to extend the contract further. The Company recognized $420,000 and $344, 000 of revenue upon completion of certain activities specified under the NIAAA contract during 2006 and 2007, respectively. In 2007, the Company received no revenue from the contact with the Army.

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

	2006	2007
United States and Canada	$602	$1,037
Total	$602	$1,037

[ PAGE 28 ]

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

On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the Company's then-existing indebtedness was restructured and consolidated into new 13% senior secured convertible notes (the "Convertible Notes").  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others will also be amortized over 36 months, using the effective interest method.

The Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company's SimpleChoice business unit and related intellectual property.

[ PAGE 29 ]

The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the lenders. In addition, the Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more. The penalty for the late registration of the underlying common stock, as outlined in the Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the year ended December 31, 2007, as the Company currently expects that the registration statement will not be filed.

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

On February 3, 2006, InterScan obtained a $1.5 million loan, made by about a dozen individuals and entities including $375,000 by Dr. Imhoff.  To evidence such borrowing, Guided Therapeutics executed promissory notes in favor of each of the investors. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006 (see Note 9).

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

[ PAGE 30 ]

On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 13% Senior Secured Convertible Notes, including those issued by GT, and new creditors became party to the Amended Loan.  The aggregate principal amount of the Amended Loan is approximately $4.7 million due on March 1, 2010, of which related party transaction totaled approximately $1.9 million. No interest is due until maturity, absent an event of default under the Amended Loan.  If the event of default occurs and is continuing, the interest rate on the Amended Loan is 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting Bridge Note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount has been expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution. The entire $4.7 million and accrued interest is considered a related party transaction, at December 31, 2007.

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

The Amended Loan lenders include Mark A. Samuels, former Chairman, former Chief Executive Officer and former Acting Chief Financial Officer of SpectRx; Richard L. Fowler, Senior Vice President-Engineering of SpectRx; William D. Arthur, III, former President and former Chief Operating Officer of Sterling and former Secretary and a director of SpectRx; and, John E. Imhoff, a director of SpectRx, all of whom have a preexisting relationship with SpectRx, consisting of the ownership of an aggregate of approximately 29% of SpectRx's common stock (see Note 9).

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

[ PAGE 31 ]

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

11. Qualifying Accounts

Allowance for Bad and Doubtful Accounts

The Company has the following allowances for bad and doubtful debts (in thousands):

Balance as of December 31, 2006	$41
Additions during the year	0
41
Charged to expense during the year (1)	(16)
Balance as of December 31, 2007	$25

(1)    This amount represents amount previously written off, based on accounts receivable analysis.

[ PAGE 32 ]

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

No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence, potential dilutive securities for the year ended December 31, 2007, were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

The reconciliation of the amounts used in the basic earnings per share computations are as follows (in thousands, except per share amounts).
Year Ended December 31, 2007
Net (loss) income before discontinued operations	$1,225
Preferred stock dividends	(325)
Deemed dividend on Series A convertible preferred stock	(3,811)
(Loss) from continuing operations attributable to common stockholders, basic	(2,911)
Discontinued operations, net of tax	1,791
Net (loss) income attributable to common stockholders, basic	$(1,120)

Weighted average common shares outstanding	12,781

(Loss) per share from continuing operations	$(0.23)
(Loss) per share from discontinued operations	$0.14
Total	$(0.09)

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

[ PAGE 33 ]

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

On April 30, 2008, the Company issued a new short-term unsecured promissory note to Delores Maloof in the amount of $400,000. The note matures on July 10, 2008, with an interest rate of 13%, and contains an obligation to issue a total of warrants to purchase 400,000 shares of the Company's common stock at $0.65 per share. This note can be converted into the Company's Existing 13% Senior Convertible Notes dated March 1, 2007, with equal entitlements, or can be converted into a new financing the Company may enter into, with the same terms as the new investors of such financing.

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

14. Accounting Changes and Error Corrections

On our previously filed Consolidated Statements of Operations for the year ended December 31, 2007, we included the gain on debt forgiveness of $5.8 million as part of operating income. Upon further review, under the guidance of FAS 154, the debt forgiveness was neither unusual in nature nor considered infrequent. Hence, we have reclassified the amount to "Non Operating Gain" on our statements of operations. All future filings will reflect the reclassification. Furthermore, we have amended the filing to separately disclose on the balance sheet the referenced related party notes payable in accordance with ARB 43, ch1 section A¶  5. All future filings will reflect the change in description.

Item 9A. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission ("Commission") rules and forms. The Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2007, due to the existence of a material weakness in our internal control over financial reporting, described below, and our failure to provide management's annual report on internal control over financial reporting in our annual report on Form 10-K filed July 15, 2008.

Management's Annual Report on Internal Control over Financial Reporting: Our management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (ii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

[ PAGE 34 ]

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2007, due to the existence of the material weakness described below:

Our Chief Executive Officer and Chief Financial Officer determined that a material weaknesses existed in our internal control over financial reporting resulting from inadequate resources in our accounting and financial reporting group - a result of our changes in senior management in the second quarter of the fiscal year. This was evidenced by our inability to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2007 and our quarterly reports on Form 10-Q for the first and second fiscal quarters of 2008.

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

[ PAGE 35 ]

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

[ PAGE 36 ]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL

By:	Mark L. Faupel
President and Chief Executive Officer

Date:	September 23, 2008

[ PAGE 37 ]

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
September 23, 2008

[ PAGE 38 ]

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-63758, 333-81326 and 333-128082) of Guided Therapeutics, Inc. (formerly SpectRx, Inc. and subsidiaries), of our report dated July 8, 2008, except for Note 14, as to which the date is September 23, 2008, which report appears in the Annual Report on Form 10-K/A1 of Guided Therapeutics, Inc. (formerly SpectRx, Inc. and subsidiaries) as of December 31, 2007 and for the year then ended.

/s/ UHY LLP

September 23, 2008

[ PAGE 39 ]

Exhibit 31

Rule 13a-14(a)/15(d)-14(a) Certifications

I, Mark L. Faupel, certify that:

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

Date: September 23, 2008	/s/ Mark L. Faupel Mark L. Faupel President, Chief Executive Officer and Acting Chief Financial Officer

[ PAGE 40 ]

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

Date: September 23, 2008

/s/ MARK L. FAUPEL

Name: Mark L. Faupel

Title: President, Chief Executive Officer and
Acting Chief Financial Officer

[ PAGE 41 ]