Form 10-Q
period 2008-03-31
GUIDED THERAPEUTICS INC
filed 2008-10-01
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2008
Commission File No. 0-22179

GUIDED THERAPEUTICS, INC.
((Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

4955 Avalon Ridge Parkway, Suite 300 Norcross, Georgia 30071 (Address of principal executive offices) (Zip Code)

(770) 242-8723
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer _____     Accelerated filer ____     Non-accelerated filer_____     Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of August 10, 2008, the registrant had outstanding 14,638,302 shares of Common Stock.

[ PAGE 01 ]

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - December 31, 2007 (Audited) and March 31, 2008 (Unaudited)

Consolidated Statements of Operations - Three months ended March 31, 2007 and 2008 (Unaudited)

Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2008 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

Signatures

[ PAGE 02 ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND MARCH 31, 2008
(In Thousands Except Per Share Data)

ASSETS	(Audited)	(Unaudited)
	December 31, 2007	March 31, 2008
CURRENT ASSETS:
Cash and cash equivalents
	$3	$-
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2007 and March 31, 2008
	167	573
Other current assets
	17	26
Total current assets
	187	599
Property and equipment, net
	18	16
Deferred debt issuance costs, net
	721	681
Other assets
	51	51
Total noncurrent assets
	790	748
TOTAL ASSETS
	$977	$1,347

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Short term notes payable
	$102	$367
Notes payable - past due
	481	508
Accounts payable
	786	1,287
Accrued liabilities
	706	781
Dividends payable - Series A
	1,327	1,405
Advances payable - Roche
	381	381
Total current liabilities
	3,783	4,729

Convertible notes payable, including accrued interest and net of debt discount of $3,142 and $3,062 at December 31, 2007 and March 31, 2008, respectively, to former debt holders-related parties	2,123	2,375

TOTAL LIABILITIES
	$5,906	$7,104
COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 418 shares issued and outstanding as of 2007 and 2008 (liquidation preference $7,579 for December 31, 2007 and March 31, 2008	$3,904	$3,904
Common stock, $.001 par value; 100,000 shares authorized, 13,353 and 13,400 issued and outstanding as of December 31, 2007 and March 31, 2008	13	13
Additional paid-in capital
	55,856	55,811
Treasury stock, at cost
	(104)	(104)
Accumulated deficit
	(64,598)	(65,381)
TOTAL CAPITAL DEFICIT
	(4,929)	(5,757)
TOTAL LIABILITIES AND CAPITAL DEFICIT
	$977	$1,347

The accompanying notes are an integral part of these consolidated statements.

[ PAGE 03 ]

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2008
REVENUE:
Net Revenue	$186	$325
COSTS AND EXPENSES:
Cost of product sales	52	-
Research and development	363	470
Sales and marketing	-	10
General and administrative	290	437
Total	705	917

Operating loss	(519)	(592)

OTHER INCOME AND INTEREST EXPENSE, net	(400)	(191)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(919)	(783)

(LOSS) FROM DISCONTINUED OPERATIONS	(232)	-

PREFERRED STOCK DIVIDENDS	(91)	(78)

DEEMED DIVIDEND	(3,811)	-
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (5,053)	$(861)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS, FROM CONTINUING OPERATIONS	$(0.41)	$(0.06)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS, PER SHARE FROM DISCONTINUED OPERATIONS	(0.02)	(0.00)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.43)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	11,880	13,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

[ PAGE 04 ]

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(In Thousands)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
	$(1,151)	$(783)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
	4	2
Amortization and accretion of deferred financing costs, notes payable and warrants
	23	120
Stock based compensation
	12	12
Interest expense due to warrant repricing and issuance of new warrants
	84	-
Provision for inventory obsolescence
	153	-
Changes in operating assets and liabilities:

Accounts receivable
	(359)	(407)
Inventories
	31	-
Other current assets
	(12)	(10)
Accounts payable
	60	524
Accrued liabilities
	33	279
Total adjustments
	29	520
Net cash used in operating activities
	(1,122)	(263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment
	(20)	-
Net cash used in investing activities
	(20)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs
	(520)	-
Proceeds from issuance of convertible notes payable to former debt holders- related parties	2,791	260
Payments of notes payable	(1,193)	-
Net cash provided by financing activities
	1,078	260

NET CHANGE IN CASH AND CASH EQUIVALENTS	(64)	(3)
CASH AND CASH EQUIVALENTS, beginning of period	206	3
CASH AND CASH EQUIVALENTS, end of period	$142	$0

CASH PAID FOR:
Interest
	$268	$204

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock and accrued dividends into common stock
	$85	$-
Bridge notes payable converted into convertible notes payable
	$1,944	$-
Accrued dividends
	$91	$78
Deemed dividend
	$3,811	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

[ PAGE 05 ]

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., ("Interscan") (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling"), collectively referred to herein as the "Company." These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of December 31, 2007 and March 31, 2008, results of operations for the three months ended March 31, 2007 and 2008, and cash flows for the three months ended March 31, 2007 and 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2008, it had an accumulated deficit of approximately $65.4 million. Through March 31, 2008, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At March 31, 2008, the Company's current liabilities exceeded current assets by approximately $4.1 million and it had a capital deficit due principally to its recurring losses from operations. As of March 31, 2008, the Company was past due on payments due under its Convertible Notes payable in the amount of $508,000 and under a 90-day 13% convertible, unsecured note payable in the amount of $250,000, as well as an unsecured, non-interest bearing note payable in the amount of $10,000 (see Note 8). In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 8).

The Company was unsuccessful in raising additional capital during the first quarter of 2008. If sufficient capital cannot be raised at some point in the third quarter of 2008, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, the effort is on-going. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

The Company has been seeking a new strategic partner and on April 27, 2007, signed a 180-day exclusive negotiation feasibility study agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement expired on October 27, 2007. The Company was paid a fee in this regard of $100,000, which was recognized in income ratably over the six-month period ended September 30, 2007, in other income on the statement of operations. Currently, the Company is working on extending the agreement for an additional six months. Another partner interested in our technology is currently considering a long-term agreement with the Company. Presently this partner has committed to pay the Company fees of $250,000 while the consideration is on-going, of which $50,000 has been paid through March 31, 2008.

[ PAGE 06 ]

Reclassification

Certain amounts in the financial statements for the period ended March 31, 2007, have been reclassified to conform with the 2008 presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141 (revised 2007)"). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent's equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

[ PAGE 07 ]

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No.159"). SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will become effective for the Company beginning in 2009. The Company is currently evaluating what effects the adoption of SFAS No. 159 will have on the Company's future financial condition and results of operations.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS No. 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. Management has not determined the impact that the adoption of this statement will have on the Company's financial condition or results of operations.

3. INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2007 and March 31, 2008, the Company had no inventory.

4. STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company used the intrinsic value method for valuing its employee/director awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in the Company's net loss, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

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

The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No.123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated, in accordance with the provisions of SFAS No. 123R. The Company's financial statements, as of and for the year ended December 31, 2007, reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

[ PAGE 08 ]

For the quarter ended March 31, 2008, share-based compensation for options attributable to employees and officers was approximately $12,000 and has been included in the Company's first quarter 2008 statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2008, the Company had approximately $166,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately four years.

The Company has a 1995 stock option plan (the "Plan") approved by its stockholders for officers, directors and key employees of the Company and consultants to the Company. Participants are eligible to receive incentive and/or nonqualified stock options. The aggregate number of shares that may be granted under the Plan is 6,455,219 shares. The Plan is administered by the compensation committee of the board of directors. The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant. The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company's activity under the Plan as of March 31, 2008 and changes during the three months then ended is as follows:
	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2008	3,160,500	$1.43
Cancelled	(10,000)	$6.75
Cancelled	(10,000)	$5.25
Cancelled	(500,000)	$0.33
Outstanding, March 31, 2008	2,640,500	$1.62	7.11	$0

Vested and exercisable, March 31, 2008	1,116,769	$3.35	4.05	$0

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of our stock, the risk free interest rate, option forfeiture rates and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of our stock on the Over The Counter Bulletin Board for a period that matches the expected life of the option. The risk-free interest rate is the yield from a Treasury Bond or note corresponding to the expected term of the option. Option forfeiture rates are based on our historical forfeiture rates. No options were granted or exercised during the three months ended March 31, 2008 and 2007.

5. LITIGATION

None

[ PAGE 09 ]

6. STOCKHOLDERS' EQUITY

Common Stock

On October 25, 2007, the Company's stockholders approved an increase in the number of authorized shares of common stock from 50,000,000 to a total of 100,000,000 shares and approved a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock, the final ratio to be determined within the sole discretion of the Board of Directors. As of the filing date of this report, no reverse stock split had taken place.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series A Convertible Preferred Stock

At March 31, 2008, the Company had outstanding 418,175 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five-year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no effect on Total Capital Deficit.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 0.5% per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of March 31, 2008, it had an accumulated deficit of approximately $65.4 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, and the like), referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Notes 8). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

During the three months ended March 31, 2007, 7,333 shares of series A convertible preferred stock ($110,000 face value), were converted into 169,243 shares of the Company's common stock. For the three months ended March 31, 2008, no shares of series A convertible preferred stock were converted into shares of the Company's common stock.

Stock Options

Under the Company's 1995 Stock Plan, as amended (the "Plan"), a total of 3,814,719 shares remained available at March 31, 2008 and 2,640,500 shares were subject to Plan stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of March 31, 2008. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

[ PAGE 10 ]

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock. No options have been exercised under this plan. At March 31, 2008 options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth, with respect to outstanding options, the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of March 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.23 - $ 0.26	839,500	$ 0.25	7.56	370,457	$ 0.25
$ 0.30	1,057,000	$ 0.30	9.62	22,021	$ 0.30
$ 0.34 - $ 0.70	59,000	$ 0.34	6.62	54,229	$ 0.34
$ 1.10 - $ 4.46	262,000	$ 1.75	5.08	257,062	$ 1.75
$ 5.00 - $ 9.00	368,000	$ 7.18	1.13	358,000	$ 7.13
$ 10.13 - $ 16.50	55,000	$ 11.25	2.15	55,000	$ 11.25
Total	2,640,500	$ 1.62	7.11	1,116,769	$ 3.35

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of March 31, 2008, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of March 31, 2008:

Warrants		Per Share Exercise Price	Expiration Date
54,000	(1)	$2.25	08/30/2008
189,000	(2)	0.65	08/30/2013
400,000	(3)	0.65	02/05/2014
68,000	(4)	0.65	11/20/2013
100,000	(5)	2.00	07/07/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,485,061	( 8a)	0.78	02/23/2012
461,000	( 8b)	0.78	03/01/2009
169,857	(9)	0.78	03/01/2009
15,000	(10)	0.78	03/01/2012
125,000	(11)	0.65	02/07/2013
11,917,599

[ PAGE 11 ]

(1) Consists of warrants to purchase common stock at a purchase price of $2.25 per share, issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

(2) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share, associated with the settlement of a dispute in August of 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. In March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $6,000 was charged to expense, based on the repricing.

(3) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share, associated with the settlement of a dispute in August 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. In March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $11,000 was charged to expense, based on the repricing.

(4) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share, associated with the settlement of a dispute in August 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. In March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $2,000 was charged to expense, based on the repricing.

(5) Consists of warrants to purchase common stock at a purchase price of $2.00 per share, issued as part of the extension of a bridge loan financing in February 2004. These warrants are exercisable in cash and not subject to any repricing.

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

(7) Consists of warrants to purchase common stock at a purchase price of $1.50 per share, issued as placement agent fees and in connection with the private placement of the Company's series A convertible preferred stock completed in 2004. These warrants have a cashless exercise provision or are exercisable in cash and not subject to any repricing.

(8a-b) Consists of warrants to purchase common stock at a purchase price of $0.78 per share, issued in conjunction with an amended and restated loan agreement, executed in March 2007. On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.5 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable under the agreement using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others), will also be amortized over thirty-six months, using the effective interest method.

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

(10) Consists of warrants to purchase common stock at a purchase price of $0.78 per share, issued in conjunction with an amended and restated loan agreement, executed in March 2007. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price. The fair value of these warrants was approximately $6,000 at March 31, 2007. This amount has been expensed in the Company's statement of operations for the nine months ended September 30, 2007.

(11) Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with an amended loan agreement, executed on February 7, 2008.

[ PAGE 12 ]

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement. The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing. As of March 31, 2008, no such InterScan financing had occurred.

7. (LOSS) INCOME PER COMMON SHARE

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

No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the 2007 periods and the three months ended March 31, 2008 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Net (loss) from continuing operations	$(919)	$(783)
Preferred stock dividends	(91)	(78)
Deemed dividend on Series A convertible preferred stock	(3,811)	-
(Loss) from continuing operations attributable to common stockholders, basic	(4,821)	(861)
Discontinued operations	(232)	-
Net (loss) attributable to common stockholders	$(5,053)	$(861)

Weighted average common shares outstanding	11,880	13,354

(Loss) per share from continuing operations	$(0.41)	$(0.06)
(Loss) per share from discontinued operations	(0.02)	(0.00)
Total	$(0.43)	$(0.06)

8. NOTES PAYABLE

On March 1, 2007, the Company issued four new short-term unsecured promissory notes as payment for all amounts due under the then-existing bridge loan agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. An additional extension is currently being negotiated with the lenders. Warrants have been issued; however, the notes are past due. These notes were also a Related Party Transaction.

On March 12, 2007, the Company completed a restructuring of its then-existing indebtness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the Company's then-existing indebtedness was restructured and consolidated into new 13% senior secured convertible notes (the "Convertible Notes"). The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution. These notes were also a Related Party Transaction.

[ PAGE13 ]

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others) will also be amortized over 36 months, using the effective interest method. These notes were also a Related Party Transaction.

The Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company's SimpleChoice business unit and related intellectual property.

The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the Convertible Notes and warrants to the lenders. In addition, the Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more. The penalty for the late registration of the underlying common stock, as outlined in the Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the year ended December 31, 2007. This amount was reversed in the three months ended March 31, 2008, as the Company currently expects that the registration statement will not be filed.

Of the proceeds from the Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the Amended Loan, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65, the exercise price of certain of the Company's warrants from $2.25 to $0.81 and the exercise price of certain of the Company's warrants issued in August 2005 from $1.50 to $0.65, as described above under Note 6 (Stockholders' Equity). The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity. These notes were also a Related Party Transaction.

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

[ PAGE 14 ]

On January 2, 2008, the Company issued a short-term unsecured promissory note to Dolores Maloof, in the aggregate principal amount of $100,000. On February 7, 2008, the Company issued a new short-term unsecured note to Ms. Maloof, in the aggregate principal amount of $100,000, and this was coupled with a three-year warrant to purchase 100,000 shares of common stock at a purchase price of $0.65 per share. On March 12, 2008, the Company issued an additional short-term unsecured note to Ms. Maloof, in the aggregate principal amount of $50,000, coupled with an additional three-year warrant for 50,000 shares, on terms substantially identical to the February 7, 2008 warrant. Subsequent to March 31, 2008, the Company issued another note to Ms. Maloof and then consolidated all outstanding notes to Ms. Maloof into a single amended unsecured promissory note in the aggregate principal amount of $400,000, coupled with an amended three-year warrant (consolidating and replacing all prior warrants issued to Ms. Maloof) to purchase 400,000 shares of common stock at a purchase price of $0.65 per share (see note 10).

On March 31, 2008, the Company issued a short-term unsecured promissory note to a Company director in the amount of $10,000. The note is non-interest bearing and matured on May 31, 2008. The cash proceeds were used to provide working capital for the Company. This note is considered past due (see Note 9).

9. RELATED PARTY TRANSACTIONS

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

On March 31, 2008, the Company issued a short-term unsecured promissory note to a Company director in the amount of $10,000. The note is non-interest bearing and matured on May 31, 2008. The cash proceeds were used to provide working capital for the Company. This note is considered past due (see Note 8).

10. SUBSEQUENT EVENTS

On April 1, April 2, and April 21, 2008, the Company issued three short-term unsecured promissory notes, each in the amount of $10,000 to board members Imhoff, James and Hart, respectively. The non-interest bearing notes matured 60 days from funding and are currently in default

On April 2, 2008, the Company issued an additional short-term unsecured promissory note to Dolores Maloof, in the aggregate principal amount of $55,000, coupled with an additional three-year warrant for 55,000 shares of common stock, on terms substantially identical to the February 2, 2008 note and warrant described in Note 8. On April 10, 2008, the Company consolidated all prior unsecured notes issued to Dolores Maloof (see Note 8) along with an additional investment by her of $95,000, and issued an amended unsecured promissory note, in the aggregate principal amount of $400,000, coupled with an amended three-year warrant (consolidating and replacing all prior warrants issued to Ms. Maloof) to purchase 400,000 shares of common stock at a purchase price of $0.65 per share. The note bears interest at a rate of 13% per year and matured on July 10, 2008. The aggregate $400,000 cash proceeds raised from Ms. Maloof from this financing were used for working capital. This financing was completed on the understanding by the Company that the holders of its Convertible Notes and shares of series A preferred stock would not exercise their preemptive rights with respect to the issuance of the notes and warrants constituting this financing, although no formal notices were issued to such holders in this regard, as required pursuant to the terms of the Convertible Notes and the designations for the series A preferred stock. The Company is currently seeking a waiver from such holders relative to such preemptive rights.

[ PAGE 15 ]

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

Between May 23, 2008 and July 7, 2008, pursuant to a note purchase agreement effective July 7, 2008 between the Company and the investors named therein, the Company completed a bridge note financing, pursuant to which the Company sold unsecured promissory notes, totaling $625,000 in principal amount, and issued warrants to the purchasers of such notes exercisable for an aggregate of 240,385 shares of common stock at an exercise price of $0.78 per share. This financing was completed on the understanding by the Company that the holders of its Convertible Notes and shares of series A preferred stock would not exercise their preemptive rights with respect to the issuance of the notes and warrants comprising this financing, although no formal notices were issued to such holders in this regard, as required pursuant to the terms of the Convertible Notes and the designations for the series A preferred stock. The Company is currently seeking a waiver from such holders relative to such preemptive rights.

Further, although the parties to the note purchase agreement intended that the notes be subordinated to the Convertible Notes, the documentation did not provide for such subordination, so the Company is currently undertaking efforts to amend the note purchase agreement to explicitly state that the notes are subordinated to the Convertible Notes.

On August 6 and 21, 2008, the Company issued two 13%, 90 days unsecured promissory notes for $60,000 and $25,000, respectively, to Dolores Maloof. The cash proceeds were used to provide working capital for the Company.

On August 18, 2008, the Company issued a 17%, 30 days unsecured promissory note for $25,000 to Timothy Tesh. The cash proceeds were used to provide working capital for the Company.

On September 4, 2008, the Company appointed Ronald W. Allen to the company's board of directors. Mr. Allen retired as Delta's chairman of the board, president and chief executive officer in July 1997, and had been its chairman of the board and chief executive officer since 1987. He is a director of The Coca-Cola Company, Aaron Rents, Inc., Aircastle Limited and Interstate Hotels & Resorts, Inc. He is also a board member of the St. Joseph's Translational Research Institute, which endeavors to turn new medical discoveries into tangible cures.

On September 4 and 5, 2008, the Company issued two 17%, 30 days unsecured promissory notes for $25,000 each to Sherman C. Wade and John C. Imhoff, respectively. The cash proceeds were used to provide working capital for the Company.

On September 11, 2008, the Company issued two 17%, 30 days unsecured promissory notes for $25,000 each to Richard Blumberg and John C. Imhoff, respectively. The cash proceeds were used to provide working capital for the Company.

On September 22, 2008, the Company issued a 17%, 30 days unsecured promissory note for $50,000 to J.E. Funderburke. The cash proceeds were used to provide working capital for the Company.

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

[ PAGE 16 ]

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

  OVERVIEW

  We were incorporated on October 27, 1992 under the name of SpectRx, Inc. The company name was changed to Guided Therapeutics, Inc. in February 2008. Since the Company's inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003. We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, Inc. and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of March 31, 2008, we had an accumulated deficit of about approximately $65.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  For 2007, a majority of our revenues came from our SimpleChoice insulin delivery product and National Institute of Alcohol Abuse and Alcoholism (NIAAA) research contract revenue. We expect that the majority of our revenue in 2008 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

  [ PAGE 17 ]

  As a result of the sale of our SimpleChoice business to ICU Medical in May of 2007, we no longer obtain revenues from sales of SimpleChoice products to distributors. Such revenues were approximately $66,000 for the quarter ended March 31, 2007. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established

  Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes that debt or equity financing expected to be obtained in the third quarter of 2008, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through March 31, 2009, during which production of the Company's cervical cancer detection device could be launched.

  CRITICAL ACCOUNTING POLICIES

  The accounting policies that we believe are the most critical to an investor's understanding of our financial results and conditions are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

  Currently, those policies that could require critical management judgment are in the areas of revenue recognition, reserves for accounts receivable and inventory valuation.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

  Revenue: Net revenue increased to approximately $325,000 for the quarter ended March 31, 2008, from $186,000 for the same period in 2007. Net revenue was higher for the first quarter 2008 than for the comparable period in 2007, due to the increase in revenue from contracts relating to our ISF technology.

  Cost of Sales: There were no costs of sales for the three months ended March 31, 2008, due to the sale of SimpleChoice in May 2007. Cost of sales was approximately $52,000 for the same period in 2007.

  Research and Development Expenses: Research and development expenses increased to approximately $470,000 for the three months ended March 31, 2008, compared to $363,000 for the same period in 2007. The increase of approximately $107,000 was primarily due to an increase in research and development for the cervical cancer detection products and glucose monitoring expenses.

  [ PAGE 18 ]

  Sales and Marketing Expenses: Sales and marketing expenses was approximately $10,000 during the three months ended March 31, 2008. There were no sales and marketing expenses in the same period in 2007, due to a general decrease in sales and marketing activities relating to SimpleChoice sale.

  General and Administrative Expenses: General and administrative expenses increased to approximately $437,000 during the three months ended March 31, 2008, compared to approximately $290,000 for the same period in 2007. The increase of approximately $147, 000, or 51%, is primarily related to an increase in professional fees.

  Net Interest and Other Expense: Net interest and other expense decreased to approximately $191,000 for the three months ended March 31, 2008, as compared to approximately $400,000 for the same period in 2007. The decrease is primarily due to approximately $14,000 charged to expenses (non-recurring), based on the repricing of certain warrants. In addition, an accrued penalty for late filing of a future registration statement of approximately $27,000, and cost of warrants issued to bridge note holders as a result of the March 2007 refinancing, totaling approximately $70,000, was also expensed in the three months ended March 31, 2007. , In addition, there was a reversal of approximately $91,000 of registration penalty accrual in the three months ended March 31, 2008.

  Net loss available to common stockholders was approximately $861,000 during the three months ended March 31, 2008, versus $5.1 million for the same period in 2007. In 2007, there was a loss of approximately $232,000 from discontinued operations, as well as a deemed dividend of $3.8 million.

  Loss from continuing operations was approximately $783,000 during the three months ended March 31, 2008, and approximately $919,000 for the same period in 2007. Revenue increased to approximately $325,000 for the three months ended March 31 2008, from approximately $186,000 for the same period in 2007, primarily due to the increase in revenue from contracts relating to interstitial fluid ("ISF") technology. There were no costs of sales for the three months ended March 31, 2008, due to the sale of SimpleChoice in May 2007.

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

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At March 31, 2008, we had no cash and negative working capital of approximately $4.1 million.

  Our major cash flows, in the quarter ended March 31, 2008, consisted of cash out-flows of approximately $263,000 from operations (including approximately 783,000 of net loss), entirely offset by cash provided by financing activities of $260,000, due to proceeds received from issuance of new notes payable.

  We have historically also received funds from milestone payments and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

  On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, our then-existing indebtedness was restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes"). The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. These notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of our common stock was approximately $6,000 at March 31, 2007. This amount was expensed in our statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  [ PAGE 19 ]

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

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through September 30, 2008, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

  [ PAGE 20 ]

  ITEM 4T. CONTROLS AND PROCEDURES

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

  Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective. As of March 31, 2008, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

  There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

  [ PAGE 21 ]

  PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

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

  ITEM 1A. RISK FACTORS

  The only change to our risk factors as described in our annual report on Form 10-K for the year ended December 31, 2008, is to revise and update the following risk factors:

  Although we will be required to raise additional funds within the next few months, there is no assurance that such funds can be raised or raised on terms that we would find acceptable, or at all.

  Additional debt or equity financing will be required for us to continue as a going concern. Management may seek to obtain additional funds for the financing of our cervical cancer detection business, through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond September 30, 2008. Management has implemented operating actions to reduce cash requirements. Our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions. Any required additional funding may not be available on terms attractive to us or at all.

  If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

  Because we must obtain additional funds through further financing transactions or through a collaborative arrangement in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond September 30, 2008. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

  Our Independent Public Accountants' report on our financial statements as of December 31, 2006 and 2007 raised substantial doubt about our ability to continue as a going concern because we have suffered recurring losses and have a negative working capital position and a capital deficit. We are also in default on payments due on all short-term loans.

  [ PAGE 22 ]

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

  We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, the proceeds from the sale of our SimpleChoice product line and the additional sources of financing we are exploring would be sufficient to satisfy our funding requirements through September 30, 2008, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  Dolores Maloof Financing

  On January 2, 2008, the Company issued a short-term unsecured promissory note to Dolores Maloof, in the aggregate principal amount of $100,000. On February 7, 2008, we issued a new short-term unsecured note to Ms. Maloof, in the aggregate principal amount of $100,000, and this note was coupled with a three-year warrant to purchase 100,000 shares of common stock at a purchase price of $0.65 per share. On March 12, 2008 and April 2, 2008, we issued additional short-term unsecured notes to Ms. Maloof, in the aggregate amounts of $50,000 and $55,000, coupled with three-year warrants for 50,000 and 55,000 shares, respectively, on terms substantially identical to the February 7, 2008 note and warrant. Finally, on April 10, 2008, we consolidated all notes issued to Ms. Maloof, along with an additional investment by her of $95,000, and issued an amended short-term unsecured promissory note, in the aggregate principal amount of $400,000, coupled with an amended three-year warrant (consolidating and replacing all prior warrants issued to Ms. Maloof) to purchase 400,000 shares of our common stock at a purchase price of $0.65 per share. The note bears interest at a rate of 13% per year and matured on July 10, 2008. The aggregate $400,000 cash proceeds raised from Ms. Maloof from this financing were used for working capital. The issuance of securities, in a private placement to a single accredited investor, were exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance upon Section 4(2) of the Securities Act as transaction by an issuer not involving a public offering. The securities are restricted securities for the purpose of the Securities Act. Stock certificates representing the securities bear a restrictive legend providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. We completed this financing on the understanding that the holder of our Convertible Note and shares of series A preferred stock would not exercise their preemptive rights with respect to the issuance of the notes and warrants constituting this financing, although no formal notices were issued to such holder in this regard, as required pursuant to the terms of the Convertible Notes and the designations for the series A preferred stock. We are currently seeking a waiver from such holders relative to such preemptive rights.

  [ PAGE 23 ]

  Bridge Note Financing

  Between May 23, 2008 and July 7, 2008, pursuant to a note purchase agreement effective July 7, 2008 between the Company and the investors named therein, the Company completed a bridge note financing, pursuant to which the Company sold unsecured promissory notes, totaling $625,000 in principal amount, and issued warrants to the purchasers of such notes exercisable for an aggregate of 240,385 shares of common stock at an exercise price of $0.78 per share. These warrants are generally exercisable at any time during the period beginning one year from the date of issuance and ending six years from the date of issuance. The issuances of securities, to the 12 accredited investors in a private placement, were exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving public offering. The securities are restricted securities for purposes of the Securities Act. Stock certificates representing the securities bear a restrictive legend providing that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom. We completed this financing on the understanding that the holder of our Convertible Notes and shares of series A preferred stock would not exercise their preemptive rights with respect to the issuance of the notes and warrants comprising this financing, although no formal notices were issued to such holders in this regard, as required pursuant to the terms of the Convertible Notes and the designations for the series A preferred stock. We are currently seeking a waiver from such holders relative to such preemptive rights. Further, although the parties to the note purchase agreement intended that the notes be subordinated to the Convertible Notes the documentation did not provide for such subordination, so then we are currently undertaking efforts to amend the note purchase agreement to explicitly state that the notes are subordinated to the Convertible Notes.

  ITEM 5. OTHER INFORMATION

  Dolores Maloof Financing

  The information set forth under the capital "Dolores Maloof Financing" in Part II, Item 2, is incorporated herein. The amended promissory note and the warrant are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.

  Bridge Note Financing

  The information set forth under the capital "Bridge Note Financing" in Part II, Item 2 is incorporated herein. The note purchase agreements, along with the form of warrant, are attached hereto as Exhibits 10.3, and are incorporated herein by reference. The investor parties to the note purchase agreement are Ressler & Tesh, PLLC, Richard Blumberg, George Goll, Webster Mrak & Blumberg (fbo Christine Mrak), Webster Mrak & Blumberg (fbo Richard Blumberg), Jill Gentile, Gregory Petrie, Mark and Maureen Brennan, Michael Moore, Benny Screws, The Sternfeld Family Trust, L. Peter Reininger, John C. Imhoff and J.E. Funderburke.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amended Promissory Note (Maloof), April 10, 2008
10.2	Warrant (Maloof), April 10, 2008
10.3	Note Purchase Agreement (with Form of Promissory Note & Warrant)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  [ PAGE 24 ]

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and Acting Chief Financial Officer
Date:	October 01, 2008

  [ PAGE 25 ]

  EXHIBIT 31

  Rule 13a-14(a) / 15(d)-14(a) Certification

  I, Mark L. Faupel, certify that:

    I have reviewed this quarterly report on Form 10-Q of Guided Therapeutics, Inc. for the quarter ending March 31, 2008;

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

    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15 (f) for the registrant and have:

  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 01, 2008	/s/ Mark L. Faupel Mark L. Faupel Chief Executive Officer, President and acting Chief Financial Officer

  [ PAGE 26 ]

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of Guided Therapeutics, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: October 01, 2008

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel
  Title: President, Chief Executive Officer and acting Chief Financial Officer

  [ PAGE 27 ]

  [ END ]