Form 10-Q
period 2008-06-30
GUIDED THERAPEUTICS INC
filed 2008-11-25
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated filer _____     Accelerated filer ____     Non-accelerated filer_____     Smaller Reporting Company        X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

As of November 14, 2008, the registrant had outstanding 15,623,251shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1.    Financial Statements

Consolidated Balance Sheets -
December 31, 2007 (Audited) and June 30, 2008 (Unaudited)

Consolidated Statements of Operations -
Three months ended June 30, 2007 and 2008 (Unaudited)

Consolidated Statements of Cash Flows -
Three months ended June 30, 2007 and 2008 (Unaudited)

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2008
(In Thousands Except Per Share Data)

ASSETS	(Audited) December 31,	(Unaudited) June 30,
	2007	2008
CURRENT ASSETS:
Cash and cash equivalents
	$3	$170
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2007 and June 30, 2008
	167	142
Other current assets
	17	22
Total current assets
	187	334

Property and equipment, net
	18	14
Deferred debt issuance costs, net
	721	634
Other assets
	51	51
Total noncurrent assets
	790	699
TOTAL ASSETS
	$977	$1,033

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
Short term notes payable, including accrued interest payable
	$102	$955
Notes payable - past due,  including accrued interest payable
	481	531
Accounts payable
	786	1,050
Accrued liabilities
	706	781
Deferred revenue
	-	133
Dividends payable - Series A
	1,327	1,475
Advances payable - Roche
	381	381
Total current liabilities
	3,783	5,306

Related Party Transaction - Convertible notes payable, including accrued interest, net of debt discount of $3,142 and $2,588 at December 31, 2007 and June 30, 2008, respectively	2,123	2,567
TOTAL LIABILITIES
	5,906	7,873

COMMITMENTS & CONTINGENCIES

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 484 and 418 shares issued and outstanding as of December 31, 2007 and 484 and 369 shares issued and outstanding as of June 30, 2008, respectively (liquidation preference $7,579 and $7,011 as of December 31, 2007 and June 30, 2008, respectively )	3,904	3,447
Common stock, $.001 par value; 100,000 shares authorized, 13,353 and 13,400 shares issued and outstanding as of December 31, 2007 and 14,638 and 14,592 shares issued and outstanding as of June 30, 2008	13	15
Additional paid-in capital
	55,856	56,435
Treasury stock, at cost
	(104)	(104)
Accumulated deficit
	(64,598)	(66,633)
TOTAL CAPITAL DEFICIT
	(4,929)	(6,840)
TOTAL LIABILITIES AND CAPITAL DEFICIT
	$977	$1,033

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Note 7) 2007	2008	(Note 7) 2007	2008
REVENUE:
Net Revenue	$314	$449	$499	$774

COSTS AND EXPENSES:
Cost of sales	-	-	52	-
Research and development	632	606	946	1,076
Sales and marketing	-	6	-	16
General and administrative	798	574	1,136	1,011
Total	1,430	1,186	2,134	2,103
Operating (loss) income	(1,116)	(737)	(1,635)	(1,329)

NON OPERATING GAIN ON DEBT FORGIVENESS	5,816	-	5,816	-

OTHER INCOME and INTEREST EXPENSE, net	(410)	(467)	(810)	(658)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,290	(1,204)	3,371	(1,987)
PROVISION FOR INCOME TAXES	(73)	-	(73)	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	4,217	(1,204)	3,298	(1,987)
INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $2.1 in 2007), net of tax (see Note 7)	2,019	-	1,787	-

NET (LOSS) INCOME	6,236	(1,204)	5,085	(1,987)

PREFERRED STOCK DIVIDENDS	(90)	(70)	(181)	(148)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	-	-	(3,811)	-
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,146	$(1,274)	$1,093	$(2,135)
BASIC (LOSS) EARNINGS PER SHARE:
CONTINUING OPERATIONS	$0.33	$(0.09)	$(0.06)	$(0.16)
DISCONTINUED OPERATIONS	0.16	-	0.15	-
TOTAL	$0.49	$(0.09)	$0.09	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	12,665	13,797	12,274	13,575
DILUTED (LOSS) EARNINGS PER SHARE:
CONTINUING OPERATIONS	$0.14	$(0.09)	$(0.06)	$(0.16)
DISCONTINUED OPERATIONS	0.07	-	0 .15	-
TOTAL	$0.21	$(0.09)	$0.09	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, DILUTED	31,239	13,797	12,274	13,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008
(In Thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income
	$5,085	$(1,987)
Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	5	4
Provision for obsolescence	153	-
Amortization and accretion of deferred financing costs, notes payable and warrants	145	276
Stock-based compensation	12	24
Interest expense due to warrant repricing and issuance of new warrants	84	-
Gain on debt forgiveness	(5,816)	-
Gain on sale of discontinued operations	(2,445)	-
Changes in operating assets and liabilities:
Accounts receivable
	(398)	25
Inventories
	31	-
Other current assets
	88	(5)
Deferred revenue
	67	133
Accounts payable
	(837)	264
Accrued liabilities
	686	602
Total adjustments
	(8,225)	1,323
Net cash used in operating activities
	(3,140)	(664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Addition to property and equipment
	(25)	-
Net proceeds from sale of SimpleChoice - Discontinued operations
	2,552	-
Net cash (used in) provided by investing activities
	2,527	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs
	(520)	-
Proceeds from issuance of notes payable
	2,791	831
Payments of notes payable
	(1,193)	-
Proceeds from exercise of stock options
	5	-
Net cash provided by financing activities
	1,083	831

NET CHANGE IN CASH AND CASH EQUIVALENTS	470	167
CASH AND CASH EQUIVALENTS, beginning of period	206	3
CASH AND CASH EQUIVALENTS, end of period	$676	$170

CASH PAID FOR:
Interest
	$770	$420

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock
	$942	$456
Bridge notes payable converted into convertible notes payable
	$1,944	$-
Accrued dividends
	$181	$14
Deemed dividend on Series A convertible preferred stock
	$3,811	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., ("Interscan") (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling"), collectively referred to herein as the "Company." These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of December 31, 2007 and June 30, 2008, results of operations for the three and six months ended June 30, 2007 and 2008, and cash flows for the three months ended June 30, 2007 and 2008. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on September 28, 2008.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2008, it had an accumulated deficit of approximately $66.6 million. Through June 30, 2008, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At June 30, 2008, the Company's current liabilities exceeded current assets by approximately $5.0 million and it had a capital deficit due principally to its recurring losses from operations. As of June 30, 2008, the Company was past due on payments due under its Convertible Notes payable in the amount of $531,000 and under a 90-day 13% convertible, unsecured note payable in the amount of $250,000, as well as an unsecured, non-interest bearing note payable in the amount of $10,000 (see Note 8) . In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $1.2 million, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 8).

The Company was successful in raising approximately $831,000 additional capital during the second quarter of 2008 (see Note 8). The funds were used as general working capital. If additional capital cannot be raised at some point in the fourth quarter of 2008, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, the effort is on-going, and has resulted in additional capital of $460,000 through the issuance of short-term (30 - 90 days) promissory notes. Subsequent to the end of the quarter ended June 30, 2008 we also issued series of short-term promissory notes totaling $234,000, bearing interest at 16% per year to complete the closing of our Note Purchase Agreement (see Note 10). These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain even limited operations, or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes that debt or equity financing expected to be obtained in the fourth quarter of 2008, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through December 31, 2008, during which production of the Company's cervical cancer detection device could be launched.

The Company has been seeking a new strategic partner and on April 27, 2007, signed a 180-day exclusive negotiation feasibility study agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement expired on October 27, 2007. The Company was paid a fee in this regard of $100,000, which has been recognized in income ratably over the six months period ended September 30, 2007, in other income on the statement of operations. Currently, the Company is working on renewing the agreement for an additional six months. Another partner interested in our technology is currently considering a long-term agreement with the Company. Presently, the partner pays the Company fees of $250,000, while the consideration is on-going, of which, $93,399 has been paid through June 30, 2008.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K, as amended, filed with the SEC.

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended June 30, 2008.

New Accounting Pronouncements

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF No. 03-6-1"). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 03-6-1 on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-5"). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF No. 07-5 on its consolidated financial position and results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB No. 14-1"). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009, and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS No.162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standards ("FSP FAS") No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS No. 142-3"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets."  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), "Business Combinations" and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133" ("SFAS 161"). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued "FSP FAS No. 157-2", "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is unable, at this time, to determine the effect that adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

3. INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2007 and June 30, 2008, the Company had no inventory.

4. STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company used the intrinsic value method for valuing its employee/director awards of stock options and recording the related compensation expense, if any, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in the Company's net loss, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant. SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted the Company to account for such compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

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

For the quarter ended June 30, 2008, share-based compensation for options attributable to employees and officers was approximately $12,000 and has been included in the Company's second quarter 2008 statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2008, the Company had approximately $166,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately four years.

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

A summary of the Company's activity under the Plan as of June 30, 2008 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2008	3,160,500	$1.43
Cancelled	(10,000)	$6.75
Cancelled	(10,000)	$5.25
Cancelled	(500,000)	$0.33
Outstanding, June 30, 2008	2,640,500	$1.62	7.11	$0
Vested and exercisable at June 30, 2008	1,121,957	$3.34	3.83	$0

In connection with the adoption of SFAS No. 123R, the Company reassessed its valuation technique and related assumptions. The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, SEC Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until exercise of the option, expected volatility of our stock, the risk free interest rate, option forfeiture rates and dividends, if any. The expected term of the options is based on a historical weighted average of exercised options. The expected volatility is derived from the historical volatility of our stock on the Over The Counter Bulletin Board for a period that matches the expected life of the option. The risk-free interest rate is the yield from a Treasury Bond or note corresponding to the expected term of the option. Option forfeiture rates are based on our historical forfeiture rates. No options were granted or exercised during the six months ended June 30, 2008 and 2007.

5. LITIGATION

None

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

Series A Convertible Preferred Stock

At June 30, 2008, the Company had outstanding 369,101 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 0.5% per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of June 30, 2008, it had an accumulated deficit of approximately $66.6 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, and the like) referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Notes 8 & 9). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common shares, or securities convertible into or exercisable for common shares. Subject to certain exceptions, if the Company issues common shares, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

During the six months ended June 30, 2007, 62,822 shares of series A convertible preferred stock ($942,000 face value), were converted into 1,449,930 shares of the Company's common stock. For the six months ended June 30, 2008, 49,074 shares of series A convertible preferred stock were converted into 1,132,477 shares of the Company's common stock.

Stock Options

Under the Plan, a total of 3,814,719 shares remained available at June 30, 2008 and 2,640,500 shares were subject to Plan stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of June 30, 2008. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock. No options have been exercised under this plan. At June 30, 2008, options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth, with respect to outstanding options, the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of June 30, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price

$ 0.23 - $ 0.26	839,500	$ 0.25	7.31	370,457	$ 0.25
$ 0.30	1,057,000	$ 0.30	9.37	22,021	$ 0.30
$ 0.34 - $ 0.70	59,000	$ 0.34	6.37	54,604	$ 0.34
$ 1.10 - $ 4.46	262,000	$ 1.75	4.83	261,875	$ 1.75
$ 5.00 - $ 9.00	368,000	$ 7.18	0.89	358,000	$ 7.13
$ 10.13 - $ 16.50	55,000	$ 11.25	1.90	55,000	$ 11.25
Total
	2,640,500	$ 1.62	6.86	1,121,957	$ 3.34

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of June 30, 2008, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of June 30, 2008:

Warrants		Per Share Exercise Price	Expiration Date
54,000	(1)	$2.25	08/30/2008
189,000	(2)	0.65	08/30/2013
400,000	(3)	0.65	02/05/2014
68,000	(4)	0.65	11/20/2013
100,000	(5)	2.00	07/07/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,485,061	( 8a)	0.78	02/23/2012
461,000	( 8b)	0.78	03/01/2009
169,857	(9)	0.78	03/01/2009
15,000	(10)	0.78	03/01/2012
400,000	(11)	0.65	04/02/2013
240,385	(12)	0.78	07/07/2014
12,432,984

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

(11) Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued in conjunction with an amended loan agreement, executed on April 2, 2008. These warrants are subject to reset to the same price as the Company's series A preferred stock and/or Senior notes that are currently outstanding, and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

(12) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended loan agreement, executed on July 7, 2008. These warrants are subject to reset to the same price as the Company's series A preferred stock and/or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement. The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing. As of June 30, 2008, no such InterScan financing had occurred.

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

No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the six-month periods ended June 30, 2007 and for the three and six months ended June 30, 2008 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Net (loss) income before discontinued operations	$4,217	$(1,204)	$3,298	$(1,987)
Preferred stock dividends	(90)	(70)	(181)	(148)
Deemed dividend on Series A convertible preferred stock	-	-	(3,811)	-
(Loss) income from continuing operations attributable to common stockholders, basic	4,127	(1,274)	(694)	(2,135)
(Loss) income from discontinued operations	2,019	-	1,787	-
Net (loss) income attributable to common stockholders, basic	$6,146	$(1,274)	$1,093	$(2,135)

Net (loss) income attributable to common stockholders, basic	$6,146	$(1,274)	$1,093	$(2,135)
Add: Preferred stock dividends	90	70	-	148
Interest expense on convertible notes payable	268	172	-	348
Net (loss) income attributable to common stockholders, diluted	$6,504	$(1,032)	$1,093	$(1,639)

Net (loss) income before discontinued operations	$4,217	$(1,274)	$3,298	$(2,135)
Add: Preferred stock dividends	-	-	(181)	-
Deemed dividend on Series A convertible preferred stock	-	-	(3,811)	-
Interest expense on convertible notes payable	268	172	-	348
(Loss) income from continuing operations attributable to common stockholders, diluted	4,485	(1,102)	(694)	(1,787)
(Loss) income from discontinued operations	2,019	-	1,787	-
Net (loss) income attributable to common stockholders, diluted	$6,504	$(1,102)	$1,093	$(1,787)

Weighted average common shares outstanding, basic	12,665	13,797	12,274	13,575
Incremental effect of exercise of stock options	522	-	-	-
Incremental effect of conversion of Series A convertible preferred stock	10,355	-	-	-
Incremental effect of convertible notes payable	7,697	-	-	-
Weighted average common shares outstanding, diluted	31,239	13,797	12,274	13,575

(Loss) income per share from continuing operations, basic	$0.33	$(0.09)	$(0.06)	$(0.16)
Incremental effect of exercise of stock options	-	-	-	-
Incremental effect of conversion of Series A convertible preferred stock	(0.11)	-	-	-
Incremental effect of conversion of convertible notes payable	(0.08)	-	-	-
(Loss) income per share from continuing operations, diluted	$0.14	$(0.09)	$(0.06)	$(0.16)

(Loss) income per share from discontinued operations, basic	$0.16	$(0.09)	$(0.15)	$(0.16)
Incremental effect of exercise of stock options	-	-	-	-
Incremental effect of conversion of Series A convertible preferred stock	(0.05)	-	-	-
Incremental effect of conversion of convertible notes payable	(0.04)	-	-	-
(Loss) income per share from discontinued operations, diluted	$0.07	$(0.09)	$(0.15)	$(0.16)

8. NOTES PAYABLE

On March 1, 2007, the Company issued four new short-term unsecured promissory notes (the "March 2007 Notes") as payment for all amounts due under the then-existing bridge loan agreement as follows: one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company's common stock at $0.78 per share. The fair value of these warrants was approximately $64,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. An additional extension is currently being negotiated with the lenders. Warrants have been issued; however, the notes are past due. The issuances of the March 2007 Notes were also related party transactions (see Note 9).

On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the Company's then-existing indebtedness was restructured and consolidated into new 13% senior secured convertible notes (the "Convertible Notes"). The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution. These issuances of Convertible Notes were also related party transactions (see Note 9).

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

For the six months ended June 30, 2008, the Company issued four short-term unsecured promissory notes (the "Director Notes") to its Company directors in the amounts of $10,000 each. This financing was to provide working capital for the Company. The notes are non-interest bearing, matured sixty days from funding and are considered past due. The issuances of the Directors Notes were related party transactions (see Note 9).

On April 10, 2008, the Company issued a new short-term unsecured promissory note to Dolores Maloof in the amount of $400,000. The note matured on July 10, 2008, with an interest rate of 13%, and contains an obligation to issue a total of 400,000 warrants to purchase shares of the Company's common stock at $0.65 per share. This note can be converted into the Company's existing 13% Senior Convertible Notes dated March 1, 2007, with equal entitlements, or can be converted into a new financing the Company may enter into, with the same terms as the new investors of such financing. This financing was to provide working capital for the Company. Under the agreement, the note is past due.

Between May 23 and July 7, 2008, the Company received a total of $625,000, as part of a new Note Purchase Agreement. The notes are due and payable one year from the date of funding. This amount, which includes the principal plus 16% interest, contains an option to convert into a convertible note or other financing and carries 30% warrant coverage at 78 cents. The note, as part of a new financing, was executed on July 7, 2008.

9. RELATED PARTY TRANSACTIONS

The issuances of the March 2007 Notes, the Convertible Notes and the Director Notes (see Note 8) were related party transaction.

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

10. SUBSEQUENT EVENTS

Between August 6, 2008 and October 15, 2008, we issued a series of short-term promissory notes bearing interest at 17% per year, except for the $60,000 and $25,000 notes issued to Dolores Maloof, which carry a 13% annual interest rate. These notes are summarized in the following table:

Noteholder	Original Loan Amount(s)	Original Loan Date(s)	Term	Status
Dolores Maloof	$60,000 $25,000	08/06/08 08/21/08	90 Days 90 Days	Past Due Past Due
Richard Blumberg	$25,000	09/11/08	30 Days	Past Due
John C. Imhoff	$25,000 $25,000	09/05/08 09/11/08	30 Days 30 Days	Past Due Past Due
J. E. Funderburke	$50,000 $75,000 $25,000	09/22/08 10/01/08 10/15/08	30 Days 30 Days 30 Days	Past Due Past Due Past Due
Timothy Tesh c/o Ressler & Tesh, PLLC	$25,000	08/18/08	30 Days	Past Due
Sherman C. Wade	$25,000	09/04/08	30 Days	Past Due
Robert E. Johnson	$100,000	10/10/08	30 Days	Past Due
TOTAL	$460,000

The cash proceeds were used to provide working capital for the Company.

In July 2008, we issued a series of short-term promissory notes, bearing interest at 16% per year, to complete the closing of our Note Purchase Agreement (see Note 8). These notes are summarized in the following table:

Noteholder	Original Loan Amount(s)	Original Loan Date(s)	Term	Status
John C. Imhoff	$100,000	07/03/08	1 year	Current
Sternfeld Family Trust	$50,000	07/07/08	1 year	Current
Jimmy Funderburke	$50,000	07/07/08	1 year	Current
Gregory Petrie	$10,000	07/07/08	1 year	Current
Mark Brennan & Maureen Brennan	$15,000	07/07/08	1 year	Current
George Goll	$3,000	07/07/08	1 year	Current
Jill Gentile	$6,000	07/07/08	1 year	Current
TOTAL	$234,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF OPERATION

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

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of June 30, 2008, we had an accumulated deficit of about approximately $66.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

For 2007, a majority of our revenues came from our SimpleChoice insulin delivery product and National Institute of Alcohol Abuse and Alcoholism (NIAAA) research contract revenue. We expect that the majority of our revenue in 2008 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes that debt or equity financing expected to be obtained in the third quarter of 2008, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through December 31, 2008, during which production of the Company's cervical cancer detection device could be launched.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007.

    Net loss attributable to common stockholders was $1.2 million during the three months ended June 30, 2008, as compared to net income attributable to common stockholders of $6.2 million during the three months ended June 30, 2007.

    Net loss was $1.3 million during the three months ended June 30, 2008, versus a net income of $6.1 million for the three months ended June 30, 2007.

    Net loss for the three months ended June 30, 2007 included a non operating gain on debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million.

    Operating loss was approximately $737,000 for the three months ended June 30, 2008, compared to an operating loss of approximately $1.1 million, for the same period in 2007.

    Revenue: Net revenue increased to $449,000 for the three months ended June 30, 2008, from $314,000 for the same period in 2007. Net revenue was higher for the three months ended June 30, 2008 than the comparable period in 2007, due to the increase in revenue from contracts relating to our Interstitial Fluid ("ISF") technology.

    Research and Development Expenses: Research and development expenses decreased to approximately $606,000 for the three months ended June 30, 2008, compared to $632,000 for the same period in 2007. The decrease, of approximately $26,000, was primarily due to lower working capital in the three months ended June 30, 2008.

    General and Administrative Expenses: General and administrative expenses decreased to $574,000 during the three months ended June 30, 2008, compared to $798,000 for the same period in 2007. The decrease is primarily related to a significant reduction in operating activities during the three months ended June 30, 2008.

    Other Income and Interest Expense: Other income interest expense, net increased to approximately $467,000 for the three months ended June 30, 2008, as compared to expense of approximately $410,000 for the same period in 2007. The increase is primarily due to amortization of debt discount and beneficial conversion feature related to the convertible notes payable for the three months ended June 30, 2008. The Company had a gain of approximately $2.0 million (net of tax) from the sale of SimpleChoice (discontinued operation) during the three months ended June 30, 2007.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.

    Net loss attributable to common stockholders was $2.1 million during the six months ended June 30, 2008, as compared to net income attributable to common stockholders of $1.1 million during the six months ended June 30, 2007.

    Net loss remained approximately $2.1 million during the six months ended June 30, 2008 and 2007.

    Net loss for the three months ended June 30, 2007 included a non operating gain on debt forgiveness of approximately $5.8 million.

    Revenue: Net revenue increased to $774,000 for the six months ended June 30, 2008 from $499,000 for the same period in 2007. Net revenue was higher for the six months ended June 30, 2008 than the comparable period in 2007, due to the increase in revenue from contracts relating to our ISF technology.

    Research and Development Expenses: Research and development expenses increased to approximately $1.1 million for the six months ended June 30, 2008, compared to $946,000 for the same period in 2007. The increase of approximately $130,000 was primarily due to research and development costs associated with the on-going cervical cancer detection device.

    General and Administrative Expenses: General and administrative expenses decreased to $1.0 million during the six months ended June 30, 2008, compared to $1.1 million for the same period in 2007. The slight decrease is primarily related to a decrease in compensation expenses in 2008, offset by the executive severance pay expense of approximately $343,000, as part of the sale of SimpleChoice, in the six months ended June 30, 2007.

    Other Income and Interest Expense: Other income and interest expense, net decreased to approximately $658,000 for the six months ended June 30, 2008, as compared to expenses of approximately $810,000 for the same period in 2007. The decrease is primarily due to accretion of debt discount and beneficial conversion feature of convertible notes payable for the six months ended June 30, 2007. For the six months ended June 30, 2008, there was a reversal of accrued penalty in connection with registration rights under the Amended and Restated Loan Agreement totaling approximately $91,000. Furthermore, costs of warrants repriced and issued to non-converting bridge note holders approximated $84,000, for the six months ended June 30, 2007, offset by interest paid on higher loan balances for the six months ended June 30, 2008, as compared to the same period in 2007, primarily due to conversion of the bridge loan payable and additional borrowings in the current fiscal year. The Company had a gain of approximately $1.8 million (net of tax) from the sale of SimpleChoice (discontinued operation) during the six months ended June 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At June 30, 2008, we had cash of approximately $170,000 and negative working capital of approximately $5.0 million.

Our major cash flows in the six months ended June 30, 2008 consisted of cash out-flows of $664,000 from operations (including approximately $2.0 million of net loss), and $831,000 net cash provided by financing activities, due to proceeds received from our subordinated convertible notes payable and unsecured loans.

We have historically also received funds from milestone payments and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

On March 12, 2007, we completed a restructuring of our then existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, our then existing indebtedness was restructured and consolidated into new 13% Senior Secured Convertible Notes (the "Convertible Notes").  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. These notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of our common stock was approximately $6,000 at March 31, 2007. This amount has been expensed in our statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over 36 months, using the effective interest method.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through December 31, 2008, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective. As of June 30, 2008, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company's internal controls during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The only change to our risk factors as described in our annual report on Form 10-K, as amended, for the year ended December 31, 2007, is to revise and update the following risk factors:

Although we will be required to raise additional funds within the next few months, there is no assurance that such funds can be raised or raised on terms that we would find acceptable, or at all.

Additional debt or equity financing will be required for us to continue as a going concern. Management may seek to obtain additional funds for the financing of our cervical cancer detection business, through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond December 31, 2008. Management has implemented operating actions to reduce cash requirements. Our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions. Any required additional funding may not be available on terms attractive to us or at all.

If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

Because we must obtain additional funds through further financing transactions or through a collaborative arrangement in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond December 31, 2008. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our Independent Public Accountants' report on our financial statements as of December 31, 2007 raised substantial doubt about our ability to continue as a going concern because we have suffered recurring losses and have a negative working capital position and a capital deficit. We are also in default on payments due on all short-term loans.

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

We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources, the proceeds from the sale of our SimpleChoice product line and the additional sources of financing we are exploring would be sufficient to satisfy our funding requirements through December 31, 2008, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information set forth in Part II, Item 2 of our quarterly report on Form 10-Q for the quarter ended March 31, 2008 is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

The information set forth in Part II, Item 5 of our quarterly report on Form 10-Q for the quarter ended March 31, 2008 is incorporated herein by reference.

ITEM 6. EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
acting Chief Financial Officer
Date:	November 25, 2008

EXHIBIT 31

Rule 13a-14(a) / 15(d)-14(a) Certification

I, Mark L. Faupel, certify that:

I have reviewed this quarterly report on Form 10-Q of Guided Therapeutics, Inc. for the quarter ending June 30, 2008;

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
Date: November 25, 2008	/s/ Mark L. Faupel Mark L. Faupel Chief Executive Officer, President and acting Chief Financial Officer

EXHIBIT 32

SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of Guided Therapeutics, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 25, 2008

/s/ MARK L. FAUPEL

Name: Mark L. Faupel

Title: President, Chief Executive Officer and acting Chief Financial Officer