Form 10-Q
period 2008-09-30
GUIDED THERAPEUTICS INC
filed 2009-02-20
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer _____ Accelerated filer ____ Non-accelerated filer_____ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of February19, 2009, the registrant had outstanding 15,700,446shares of Common Stock.

 GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - December 31, 2007 (Audited) and September 30, 2008 (Unaudited)

Consolidated Statements of Operations - Three and nine months ended September 30, 2007 and 2008 (Unaudited)

Consolidated Statements of Cash Flows - Three months ended September 30, 2007 and 2008 (Unaudited)

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2008
(In Thousands Except Per Share Data)

ASSETS	(Audited) December 31,	(Unaudited) September 30,
	2007	2008
CURRENT ASSETS:
Cash and cash equivalents	$3	$79
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2007 and September 30, 2008	167	162
Other current assets	17	57
Total current assets
	187	298

Property and equipment, net	18	12
Deferred debt issuance costs, net	721	578
Other assets	51	51
Total noncurrent assets
	790	641
TOTAL ASSETS
	$977	$939

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
Short term notes payable, including accrued interest payable	$102	$1,495
Notes payable - past due, including accrued interest payable	481	555
Accounts payable	786	1,197
Accrued liabilities	706	906
Deferred revenue	-	33
Dividends payable - Series A	1,327	1,537
Advances payable - Roche	381	381
Total current liabilities
	3,783	6,104
Related Party Transaction - Convertible notes payable, including accrued interest, net of debt discount of $3,142 and $2,588 at December 31, 2007 and September 30, 2008, respectively	2,123	2,891
TOTAL LIABILITIES
	5,906	8,995

COMMITMENTS & CONTINGENCIES
CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 484 and 418 shares issued and outstanding as of December 31, 2007 and 484 and 336 shares issued and outstanding as of September 30, 2008, respectively (liquidation preference $7,579 and $7,011 as of December 31, 2007 and September 30, 2008, respectively )	3,904	3,069
Common stock, $.001 par value; 100,000 shares authorized, 13,353 and 13,400 shares issued and outstanding as of December 31, 2007 and 15,623 and 15,577 shares issued and outstanding as of September 30, 2008	13	16
Additional paid-in capital	55,856	57,345
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(64,598)	(68,382)
TOTAL CAPITAL DEFICIT
	(4,929)	(8,056)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$977	$939

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Note 7) 2007	2008	(Note 7) 2007	2008
REVENUE:
Net Revenue	$201	$340	$700	$1,115

COSTS AND EXPENSES:
Cost of sales	-	-	52	-
Research and development	421	515	1,367	1,591
Sales and marketing	-	16	-	32
General and administrative	686	886	1,822	1,896
Gain on debt forgiveness	-	-	(5,816)	-

Total
	1,107	1,417	(2,575)	3,519
Operating (loss) income	(906)	(1,078)	3,275	(2,406)

OTHER INCOME and INTEREST EXPENSE, net	(374)	(510)	(1,184)	(1,168)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,280)	(1,588)	2,091	(3,574)
PROVISION FOR INCOME TAXES	-	-	(73)	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,280)	(1,588)	2,018	(3,574)
INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $2.1 in 2007), net of tax (see Note 7)	-	-	2,019	-

NET (LOSS) INCOME	(1,280)	(1,588)	4,037	(3,574)

PREFERRED STOCK DIVIDENDS	(66)	(63)	(247)	(211)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	-	-	(3,811)	-
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,346)	$(1,651)	$(21)	$(3,785)
BASIC (LOSS) EARNINGS PER SHARE:
CONTINUING OPERATIONS	$(0.10)	$(0.11)	$(0.16)	$(0.27)
DISCONTINUED OPERATIONS	-	-	0.16	-
TOTAL
	$(0.10)	$(0.11)	$0.00	$(0.27)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC	13,196	15,301	12,586	14,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008
(In Thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$4,037	$(3,574)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6	6
Provision for obsolescence	153	-
Amortization and accretion of deferred financing costs, notes payable and warrants	287	481
Stock-based compensation	18	395
Interest expense due to warrant repricing and issuance of new warrants	84	-
Gain on debt forgiveness	(5,816)	-
Gain on sale of discontinued operations	(2,445)	-
Changes in operating assets and liabilities:
Accounts receivable
	204	5
Inventories
	31	-
Other current assets
	104	(41)
Deferred revenue
	17	33
Accounts payable
	(645)	410
Accrued liabilities
	845	1,036
Total adjustments
	(7,565)	2,325
Net cash used in operating activities
	(3,538)	(1,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Addition to property and equipment	(25)	-
Net proceeds from sale of SimpleChoice - Discontinued operations	2,552	-
Net cash (used in) provided by investing activities
	2,527	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(520)	-
Proceeds from issuance of notes payable	2,791	1,325
Payments of notes payable	(1,193)	-
Proceeds from exercise of stock options	5	-
Net cash provided by financing activities	1,083	1,325

NET CHANGE IN CASH AND CASH EQUIVALENTS	72	76
CASH AND CASH EQUIVALENTS, beginning of period	206	3
CASH AND CASH EQUIVALENTS, end of period	$278	$79

CASH PAID FOR:
Interest	$1,079	$1,328

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$979	$835
Conversion of notes payable into common stock	$-	$25
Bridge notes payable converted into convertible notes payable	$1,944	$-
Accrued dividends	$247	$211
Deemed dividend on Series A convertible preferred stock	$3,811	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., ("Interscan") (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling"), collectively referred to herein as the "Company." These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position as of December 31, 2007 and September 30, 2008, results of operations for the three and nine months ended September 30, 2007 and 2008, and cash flows for the nine months ended September 30, 2007 and 2008. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2007, filed with the Securities and Exchange Commission ("SEC") on September 28, 2008.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2008, it had an accumulated deficit of approximately $68.4 million. Through September 30, 2008, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may never gain market acceptance and the Company may never achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At September 30, 2008, the Company'
s current liabilities exceeded current assets by approximately $5.8 million and it had a capital deficit due principally to its recurring losses from operations. As of September 30, 2008, the Company was past due on payments due under its 2007 Convertible Notes payable in the amount of $555,000 and under a 90-day 13% convertible, unsecured note payable in the amount of $250,000, as well as an unsecured, non-interest bearing note payable in the amount of $10,000 (see Note 8) . In March 2007, the Company borrowed $2.8 million and repaid existing noteholders $850,000, including related interest. In addition, $1.9 million of existing loans were converted into secured convertible notes payable in March 2010 (see Note 8).

The Company was successful in raising approximately $1.3 million additional capital through the third quarter of 2008 (see Note 8). Subsequent to September 30, 2008, the Company was able to raise an additional approximately $1.2 million in debt financing (see Note 10). However, if additional capital cannot be raised at some point by the end of the second quarter of 2009, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as the National Institute on Alcohol Abuse and Alcoholism ("NIAAA") contract and the National Cancer Institute ("NCI") funding. However, there can be no assurance that external financial support will be sufficient to maintain even limited operations, or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes funds on hand as of the date of this report, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through March 31, 2009.

The Company has been seeking a new strategic partner and on October 28, 2008, signed a 180-day exclusive negotiation feasibility study agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with a company that is interested in our technology. The exclusive negotiation agreement expires on April 27, 2009. The Company has been paid a fee in this regard of $250,000, which will be recognized in income ratably over the six month period ending June 30, 2009, in other income on the statement of operations. Another partner interested in our technology is currently considering a long-term agreement with the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company's significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2007 included in our annual report on Form 10-K, as amended, filed with the SEC.

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended September 30, 2008.

New Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS No.162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 142-3, "Determination of the Useful Life of Intangible Assets, " which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets."  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133", ("SFAS 161"). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" ("SFAS 141(R)"). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115" ("SFAS No. 159"), which becomes effective for the Company on February 1, 2008, and permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28" SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

3. INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2007 and September 30, 2008, the Company had no inventory.

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

The Company applied the modified prospective transition method upon adoption of SFAS No. 123R. Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No.123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated, in accordance with the provisions of SFAS No. 123R. The Company's financial statements, as of and for the year ended December 31, 2007, and subsequent thereto, reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

For the quarter ended September 30, 2008, share-based compensation for options attributable to employees and officers was approximately $371,000 and has been included in the Company's third quarter 2008 statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2008, the Company had approximately $143,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately four years.

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

A summary of the Company's activity under the Plan as of September 30, 2008 and changes during the nine months then ended is as follows:
	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2008	3,160,500	$1.43
Granted	1,710,000	$0.00
Granted	50,000	$0.33
Cancelled	(10,000)	$6.75
Cancelled	(10,000)	$5.25
Cancelled	(500,000)	$0.33
Expired	(1,065,500)	$2.47
Outstanding, September 30, 2008	3,335,000	$0.50	6.48	$0
Vested and exercisable at September 30, 2008	1,619,379	$0.79	5.13	$0

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. Preferred stock dividend is accruing at the rate of 5% per year.

Series A Convertible Preferred Stock

At September 30, 2008, the Company had outstanding 335,767 shares of series A convertible preferred stock, having a stated value of $15.00 per share, plus five year warrants exercisable for 2,443,345 shares of the Company's common stock at an exercise price of $0.81 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 0.5% per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefore. The Company has experienced net losses since its inception, and, as of September 30, 2008, it had an accumulated deficit of approximately $68.4 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

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

During the nine months ended September 30, 2007, 65,249 shares of series A convertible preferred stock ($979,410 face value), were converted into 1,506,984 shares of the Company's common stock. For the nine months ended September 30, 2008, 82,408 shares of series A convertible preferred stock ($1,236,120 face value) were converted into 1,901,725 shares of the Company's common stock.

Stock Options

Under the Plan, a total of 3,120,219 shares remained available at September 30, 2008 and 3,335,000 shares were subject to Plan stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of September 30, 2008. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company'
s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock. No options have been exercised under this plan. At September 30, 2008, options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth, with respect to outstanding options, the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of September 30, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	2,277,750	$ 0.06	5.85	1,380,457	$ 0.07
$ 0.30 - $ 0.36	833,,250	$ 0.30	9.15	28,818	$ 0.31
$ 0.34 - $ 0.70	39,000	$ 0.34	6.17	35,104	$ 0.34
$ 1.10 - $ 4.46	33,000	$ 1.65	4.33	33,000	$ 1.65
$ 5.00 - $ 9.00	107,000	$ 6.41	2.04	97,000	$ 6.14
$ 10.13 - $ 16.50	45,000	$ 11.25	1.65	45,000	$ 11.25
Total	3,335,000	$ 0.50	6.48	1,619,379	$ 0.79

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of September 30, 2008, 6,090 of these shares have not been exercised.

Warrants

The Company had the following shares reserved for the warrants outstanding as of September 30, 2008:

Shares Underlying Warrants		Per Share Exercise Price	Expiration Date
54,000	(1)	$2.25	08/30/2008
189,000	(2)	0.65	08/30/2013
400,000	(3)	0.65	02/05/2014
68,000	(4)	0.65	11/20/2013
100,000	(5)	2.00	07/07/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,485,061	( 8a)	0.78	02/23/2012
461,000	( 8b)	0.78	03/01/2009
169,857	(9)	0.78	03/01/2009
15,000	(10)	0.78	03/01/2012
400,000	(11)	0.65	04/02/2013
240,385	(12)	0.78	07/07/2014
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

(8a-b) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $0.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.5 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the notes payable under the agreement using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others) will also be amortized over 36 months, using the effective interest method.

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

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement. The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing. As of September 30, 2008, no such InterScan financing had occurred.

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

No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the nine-month period ended September 30, 2007 and for the three and nine months ended September 30, 2008 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

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

On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into an Amended and Restated Loan Agreement (the "2007 Amended Loan") with existing and new creditors.  Pursuant to the 2007 Amended Loan, the Company's then-existing indebtedness was restructured and consolidated into new 13% senior secured convertible notes (the "2007 Convertible Notes"). The aggregate principal amount of the 2007 Convertible Notes is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the 2007 Amended Loan.  If an event of default occurs and is continuing, the interest rate on the 2007 Convertible Notes becomes 18%. These notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the 2007 Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of warrants was approximately $6,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution. These issuances of 2007 Convertible Notes were also related party transactions (see Note 9).

On March 12, 2007, the relative fair value of the warrants issued with the 2007 Convertible Notes was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the 2007 Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others) will also be amortized over 36 months, using the effective interest method.

The 2007 Amended Loan is a senior secured obligation of the Company's and is secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company'
s SimpleChoice business unit and related intellectual property.

The 2007 Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the 2007 Convertible Notes and warrants to the lenders. In addition, the 2007 Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more. The penalty for the late registration of the underlying common stock, as outlined in the 2007 Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the year ended December 31, 2007. This amount was reversed in the three months ended March 31, 2008, as the Company currently expects that the registration statement will not be filed.

Of the proceeds from the 2007 Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the 2007 Amended Loan, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the 2007 Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65, the exercise price of certain of the Company's warrants from $2.25 to $0.81 and the exercise price of certain of the Company's warrants issued in August 2005 from $1.50 to $0.65, as described above under Note 6 (Stockholders' Equity). The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

In March and April 2008, the Company issued four short-term unsecured promissory notes (the "Director Notes") to its Company directors in the amounts of $10,000 each. This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes (see Note 10).The issuances of the Director Notes were related party transactions (see Note 9).

On April 10, 2008, the Company issued a new short-term unsecured promissory note to Dolores Maloof in the amount of $400,000. The note matured on July 10, 2008, with an interest rate of 13%, and contained an obligation to issue a total of 400,000 warrants to purchase shares of the Company's common stock at $0.65 per share. Under the agreement governing the note, the note was past due, however, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes (see Note 10).

Between May 23 and July 7, 2008, the Company received a total of $625,000, as part of a new note purchase agreement, effective July 7, 2008. The notes carried 30% warrant coverage at 78 cents. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes (see Note 10).

Between August 6 and December 1, 2008, the Company received a total of $610,000, as well as subscription agreements totaling $440,000 pursuant to the 2008 Loan Agreement (see Note 10). The 2008 Convertible Notes issued pursuant to the 2008 Loan Agreements are due and payable on December 1, 2011, carry a 15% interest rate, contain an option to convert into the Company's common stock or into other financing, and were issued along with Warrants for five shares of the Company's common stock per dollar invested at an exercise price of $0.65 per share (see Note 10).

9. RELATED PARTY TRANSACTIONS

The issuances of the March 2007 Notes, the 2007 Convertible Notes, the Director Notes and the 2008 Convertible Notes were related party transaction (see Notes 8 and 10).

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

10. SUBSEQUENT EVENTS

On October 30, 2008 the Company and Konica Minolta Opto, Inc. (KMOT) of Tokyo, entered into an extended option to license and no shop agreement to co-develop certain of GT's non-invasive technologies. GT and KMOT expect to negotiate, and then sign, a definitive development agreement within approximately six months. A major focus of the agreement is expected to include jointly adapting GT's LightTouch™ non-invasive cervical cancer detection technology to lung and biliary cancer detection products. Both companies believe early detection of these serious diseases is a major global concern. According to the World Health Organization, lung cancer is the most prevalent and deadliest cancer, with 1.2 million new cases reported annually.

As previously disclosed, on December 1, 2008, the Company entered into a Note Purchase Agreement (the "2008 Loan Agreement ") with 28 existing and new lenders (the " Lenders"), pursuant to which the Company issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 (the "2008 Convertible Notes") and warrants exercisable for 11,558,878 shares of the Company's common stock (the"2008 Warrants"). .

The 2008 Convertible Notes will be subordinated to the existing senior secured obligations of the Company, which are secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by the Company's wholly owned subsidiary, InterScan, ; (c) a lien on all of InterScan's assets; and (d) a pledge on all issued and outstanding stock of the Company and InterScan.  No payments will be due under the 2008 Convertible Notes until they mature on December 1, 2011 (the "Maturity Date").  The 2008 Convertible Notes will bear interest at 15% per year, payable on the Maturity Date, absent an event of default, (in which case the interest rate increases to 20%).

The 2008 Convertible Notes will be convertible into approximately 2,275,194 shares of the Company's common stock, at a conversion rate of $0.65 per share subject to certain adjustments. The 2008 Warrants will be immediately exercisable for 11,558,878 shares at an exercise price of $0.65 per share, subject to certain adjustments. The 2008 Loan Agreement also provides certain registration rights to the Lenders with respect to the shares of the Company's common stock underlying the 2008 Notes and Warrants.

Approximately $1.1 million of the proceeds from the 2008 Loan Agreement will be, used to convert existing debt into 2008 Convertible Notes as described below, and approximately $0.2 million will be used to retire debt from previous loans. The remaining funds, less fees and expenses, are intended for use in product development, working capital and other corporate purposes.

The unsecured note issued to Dolores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, were converted into 2008 Convertible Note, as will be notes issued under the note purchase agreement, dated July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by Ressler & Tesh, PLLC, Richard Blumberg and designated Investors, Dr. George Goll, Jill T. Gentile, Gregory S. Petrie, Mark E. Brennan & Maureen C. Brennan, Jt. Tenants WROS, Michael Moore, Benny H. Screws, The Sternfeld Family Trust, Peter L. Reininger, John C. Imhoff and J.E. Funderburke..

The Lenders includes John E. Imhoff, William Zachary, Jr. Michael C. James, Dr. Ronald W. Hart and Ronald W. Allen directors of the Company.

On February 10, 2008 the Company announced that it's LightTouch™ non-invasive cervical cancer detection technology properly identified cervical disease missed by Pap tests and conventional pathology in a multi-site Food and Drug Administration (FDA) pivotal clinical trial.  Based on the outcome of the study, GT plans to submit the trial results to the FDA as part of the Premarket Approval (PMA) application for the LightTouch. The study protocol indicated that all subjects were referred after undergoing a Pap test, or had some other risk factor that fulfilled the referral criteria of the study.  Each subject was tested with the LightTouch investigational device and underwent an additional Pap test, colposcopic exam and biopsy.  Two generations of the investigational LightTouch were used in the trial.

Preliminary results from the study showed that the LightTouch performed better than the Pap test.  The investigational commercial version of the LightTouch detected approximately 46 percent more cervical disease than the Pap test - a statistically significant improvement. The Company expects to complete analyzing the study results and present the findings to the FDA in the second quarter of 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

  OVERVIEW

  We were incorporated on October 27, 1992 under the name of SpectRx, Inc. The company name was changed to Guided Therapeutics, Inc. in February 2008. Since our inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003. We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, Inc. and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception, and, as of September 30, 2008, we had an accumulated deficit of about approximately $68.4 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products, and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may never gain market acceptance, and we may never generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  For 2007, a majority of our revenues came from our SimpleChoice insulin delivery product and National Institute of Alcohol Abuse and Alcoholism (NIAAA) research contract revenue. We expect that the majority of our revenue in 2008 will be derived from research contract revenue. Our other products for glucose monitoring and cervical cancer detection are still in development.

  Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes funds on hand as of the date of this report, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through March 31, 2009.

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

  RESULTS OF OPERATIONS

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

  Net loss available to common stockholders was $1.7 million during the three months ended September 30, 2008 compared to a net loss of available to common shareholders of $1.3 million for the same period in 2007.

  Net loss was approximately $1.6 million during the three months ended September 30, 2008 as compared to net loss of approximately $1.3 for the same period in 2007. Product revenue increased to $340,000 from $201,000 for the three months ended September 30, 2008 and 2007, respectively, primarily due to additional revenue from contracts relating to interstitial fluid ("ISF") technology.

  Operating loss was approximately $1.1 million for the three months ended September 30, 2008 as compared to approximately $900,000 for the same period in 2007.

  Revenue: Net revenue increased to approximately $339,000 for the three months ended September 30, 2008, from $201,000 for the same period in 2007. Net revenue was higher for the three months ended September 30, 2008 than for the comparable period in 2007 due to an increase in revenue from contracts relating to our ISF technology.

  Research and Development Expenses: Research and Development Expenses increased to approximately $515,000 for the three months ended September 30, 2008, from $421,000 for the same period in 2007. The increase of approximately $94,000 is primarily due to our on-going cervical cancer detection device clinical tests in progress.

  General and Administrative Expenses: General and administrative expenses increased to approximately $885,000 during the three months ended September 30, 2008, compared to $686,000 for the same period in 2007. The increase is primarily related to stock based compensation expense relating to directors of the Company, offset in part by reduction in salary expense relating to executives that are no longer with the Company

  Other Income and Interest Expense, net: Other income and interest expense, net increased to approximately $510,000 for the three months ended September 30, 2008, as compared to expense of approximately $374,000 for the same period in 2007. The increase is primarily due to amortization of debt discount, beneficial conversion feature related to the convertible notes payable and an increase in interest payable on debts for the three months ended September 30, 2008.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

  Net loss available to common stockholders was approximately $3.8 million during the nine months ended September 30, 2008, as compared to net loss available to common stockholders of $21,000 during the nine months ended September 30, 2007. Net loss available to common stockholders for the nine months ended September 30, 2007 included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million (net of tax), offset primarily by a deemed dividend on series A convertible preferred stock of approximately $3.8 million.

  Net loss was $3.6 million during the nine months ended September 30, 2008, versus a net income of $4.0 million for the same period in 2007. Net income for the nine months ended September 30, 2007 included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million (net of tax).

  Revenue: Net revenue increased to approximately $1.1 million for the nine months ended September 30, 2008 from $700,000 for the same period in 2007. Net revenue was higher for the nine months ended September 30, 2008, than for the comparable period in 2007, due to the increase in revenue from contracts relating to our ISF technology.

  Research and Development Expenses: Research and development expenses increased to approximately $1.6 million for the nine months ended September 30, 2008, compared to $1.4 million for the same period in 2007. The increase of approximately $224,000 was primarily due to on-going research and development costs associated with the cervical cancer detection device.

  General and Administrative Expenses: General and administrative expenses increased to approximately $1.9 million during the nine months ended September 30, 2008, compared to $1.8 million for the same period in 2007. The increase is primarily related to to stock based compensation expense relating to directors of the Company., offset in part by reduction in salary expense relating to executives that are no longer with the Company.

  Other Income and Interest Expense, net: Other income and interest expense, net remained approximately $1.2 million for the nine months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, there was a reversal of accrued penalty in connection with registration rights under the Amended and Restated Loan Agreement, dated March 12, 2007 (the "2007 Amended Loan"), totaling approximately $91,000. Furthermore, costs of warrants repriced and issued to non-converting bridge note holders approximated $84,000, for the nine months ended September 30, 2007, offset by interest paid on higher loan balances for the nine months ended September 30, 2008, as compared to the same period in 2007.

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

  LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At September 30, 2008, we had cash of approximately $79,000 and negative working capital of approximately $5.8 million.

  Our major cash flows in the nine months ended September 30, 2008 consisted of cash out-flows of $1.2 million from operations (including approximately $3.6 million of net loss), and approximately $1.3 million net cash provided by financing activities, due to proceeds received from our subordinated convertible notes payable and unsecured loans.

  We have historically also received funds from milestone payments and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

  On March 12, 2007, we completed a restructuring of our then existing indebtedness by entering into the 2007 Amended Loan with existing and new creditors.  Pursuant to the 2007 Amended Loan, our then existing indebtedness was restructured and consolidated into new 13% Senior Secured Convertible Notes (the "2007 Convertible Notes").  The aggregate principal amount of the 2007 Convertible Notes is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the 2007 Amended Loan.  If an event of default occurs and is continuing, the interest rate on the 2007 Convertible Notes becomes 18%. These notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the 2007 Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value was approximately $6,000 at March 31, 2007. This amount has been expensed in our statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the 2007 Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent) will also be amortized over 36 months, using the effective interest method.

  The 2007 Amended Loan is our senior secured obligation and is secured by (a) a first in priority lien on all of our assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets (except the SimpleChoice business); and (d) a pledge on all issued and outstanding stock of Sterling and InterScan.

  As previously disclosed, on December 1, 2008, the Company entered into a Note Purchase Agreement (the "2008 Loan Agreement ") with 28 existing and new lenders (the " Lenders"), pursuant to which the Company issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 (the "2008 Convertible Notes") and warrants exercisable for 11,558,878 shares of the Company's common stock (the"2008 Warrants"). .

  The 2008 Convertible Notes will be subordinated to the existing senior secured obligations of the Company, which are secured by (a) a first in priority lien on all of the Company's assets; (b) a guaranty by the Company's wholly owned subsidiary, InterScan, ; (c) a lien on all of InterScan's assets; and (d) a pledge on all issued and outstanding stock of the Company and InterScan.  No payments will be due under the 2008 Convertible Notes until they mature on December 1, 2011 (the "Maturity Date").  The 2008 Convertible Notes will bear interest at 15% per year, payable on the Maturity Date, absent an event of default, (in which case the interest rate increases to 20%).

  The 2008 Convertible Notes will be convertible into approximately 2,275,194 shares of the Company's common stock, at a conversion rate of $0.65 per share subject to certain adjustments. The 2008 Warrants will be immediately exercisable for 11,558,878 shares at an exercise price of $0.65 per share, subject to certain adjustments. The 2008 Loan Agreement also provides certain registration rights to the Lenders with respect to the shares of the Company's common stock underlying the 2008 Notes and Warrants.

  Approximately $1.1 million of the proceeds from the 2008 Loan Agreement will be, used to convert existing debt into 2008 Convertible Notes as described below, and approximately $0.2 million will be used to retire debt from previous loans. The remaining funds, less fees and expenses, are intended for use in product development, working capital and other corporate purposes.

  The unsecured note issued to Delores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, were converted into 2008 Convertible Note, as will be notes issued under the note purchase agreement, dated July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by Ressler & Tesh, PLLC, Richard Blumberg and designated Investors, Dr. George Goll, Jill T. Gentile, Gregory S. Petrie, Mark E. Brennan & Maureen C. Brennan, Jt. Tenants WROS, Michael Moore, Benny H. Screws, The Sternfeld Family Trust, Peter L. Reininger, John C. Imhoff and J.E. Funderburke..

  The Lenders includes John E. Imhoff, William Zachary, Jr. Michael C. James, Dr. Ronald W. Hart and Ronald W. Allen directors of the Company.

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through March 31, 2009, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

  ITEM 4T. CONTROLS AND PROCEDURES

  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will uncover or detect failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

  Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of September 30, 2008, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  ITEM 1A. RISK FACTORS

  The only change to our risk factors as described in our annual report on Form 10-K, as amended, for the year ended December 31, 2007, is to revise and update the following risk factors:

  Although we will be required to raise additional funds sometimes before the end of second quarter of 2009, there is no assurance that such funds can be raised or raised on terms that we would find acceptable, or at all.

  Additional debt or equity financing will be required for us to continue as a going concern. Management may seek to obtain additional funds for the financing of our cervical cancer detection business, through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond March 31, 2009. Management has implemented operating actions to reduce cash requirements. Our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions. Any required additional funding may not be available on terms attractive to us or at all.

  If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

  Because we must obtain additional funds through further financing transactions or through a collaborative arrangement in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond March 31, 2009. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

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

  We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe funds on hand as of date of this report, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through March 31, 2009, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  The information set forth in Part II, Item 2 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008 under the caption "Bridge Note Financing" is incorporated herein by reference.

  ITEM 5. OTHER INFORMATION

  The information set forth in Part II, Item 5 of our quarterly report on Form 10-Q for the quarter ended June 30, 2008 is incorporated herein by reference.

  ITEM 6. EXHIBITS

  EXHIBIT INDEX

  EXHIBITS

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
  /s/ MARK L. FAUPEL

By:	Mark L. Faupel
President, Chief Executive Officer and acting Chief Financial Officer
Date:	February 20, 2009

  EXHIBIT 31

  Rule 13a-14(a) / 15(d)-14(a) Certification

  I, Mark L. Faupel, certify that:

  I have reviewed this quarterly report on Form 10-Q of Guided Therapeutics, Inc. for the quarter ending September 30, 2008;

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

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: February 20, 2009	/s/ Mark L. Faupel Mark L. Faupel Chief Executive Officer, President and acting Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Quarterly Report of Guided Therapeutics, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: February 20, 2008

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel
  Title: President, Chief Executive Officer and acting Chief Financial Officer