Form 10-K
period 2008-12-31
GUIDED THERAPEUTICS INC
filed 2009-07-27
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant'
s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,836,760 as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the closing sales price of the registrant's Common Stock of $0.40, reported for such date by the OTC Bulletin Board and 14,591,901 shares of Common Stock outstanding as of June 29, 2008.

As of May 22, 2009, the registrant had outstanding 15,998,799 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

TABLE OF CONTENTS

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

Beneficial Ownership Reporting Compliance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions and Director Independence

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1. Business

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our cervical cancer detection technology and extension of our cancer detection platform into other cancers, especially lung and esophageal (see "Konica Minolta"). Our technology, including products in research and development, includes: a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, and b) innovative methods of measuring biologically important molecules in blood and interstitial fluid such as glucose, alcohol and cortisol using specialized sensors and collection devices. We also have developed innovative methods for gaining access to interstitial fluid based on intellectual property licensed from a third party, although we no longer retain licenses to technology that are necessary for commercializing an entire system for the measurement of glucose and other analytes in interstitial fluid (see "Altea Technologies, Inc.").

Non-Invasive Cervical Cancer Detection

We believe our cervical cancer detection device will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe our cervical cancer detection product can improve patient well-being and reduce healthcare costs, since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care. Our U.S. Food and Drug Administration ("FDA") pivotal trial completed enrollment in 2008 and the Premarket Approval ("PMA") application process is underway with FDA.

Other Cancers

We believe our non-invasive cancer detection technology can be applied to other cancers in addition to cervical cancer. To that end, we are working with Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (see "Konica Minolta") to adapt our cervical cancer detection technology for detection of lung cancer and esophageal cancer.

Monitoring of Glucose and Other Molecules

As part of the greater emphasis we have recently placed on the development of our cancer detection technology, we have reduced our involvement and resources in the development of products for monitoring glucose and other molecules. In addition to the increased emphasis on cancer detection, several other factors have contributed to this decision, including the current lack of sufficient capital to fund development of these products, the inability to identify and recruit a long-term strategic partner to help assume a portion of the development costs and the aging of the patent portfolio we licensed to allow us to operate in this field. While we still maintain intellectual property in areas of sensors and the collection of bodily fluids for analysis, we no longer have licenses to patents for gaining access to these fluids by using laser light or other methods to penetrate the stratum corneum of the skin. Therefore, at least in the short term, we do not consider this area of medicine to be an important commercial opportunity for us.

Our Business Strategy

Our mission is to build a profitable business that develops and commercializes medical products that improve people's lives and increases stockholder value. To achieve this mission, we have completed the FDA pivotal trial for our cervical cancer diagnostic product, filed the first module of our PMA application with FDA and are in the process of attempting to obtain sufficient capital for the development and launch of this product. Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Bringing this product to market is the main focus of our business. In order to adequately finance the completion of the FDA filing process, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed; however, we cannot be assured of the availability of adequate capital (see Item 1A,"Risk Factors").

We believe that our technology, as developed for cervical cancer detection, can be modified and then applied to other cancers. Because development of our technology for additional cancers is costly and resource intensive, we have been seeking a new strategic partner that can help defray costs and otherwise assist in the expansion of our cancer detection technology into other cancers. This has resulted in a series of six-month and one-year exclusive negotiation and feasibility study agreements with Konica Minolta Opto, Inc., the most recent of which is a one-year development agreement for extending our technology into the areas of lung and esophageal cancer. This agreement expires on April 30, 2010, but can be extended for an additional year, after which both parties would consider executing a long-term agreement license and marketing agreement. For each year of the current contract, we are paid a minimum fee of $750,000.

Industry Overviews

Non-Invasive Cancer Diagnostics Products

Cervical Cancer Detection

Background

According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found and treatment begins, the better a patient's chances are of being cured. We began investigating the applications of our technologies to cancer detection before 1997, when we initiated a market analysis for these uses. We concluded that our biophotonic technologies had applications for the detection of a variety of cancers through the exposure of tissue to light. We selected cervical cancer and skin cancer from a list of the ten most attractive applications as categories of cancer to pursue initially, and currently are focused primarily on the development of our non-invasive cervical cancer detection product.

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

Cervical Cancer Market

The American Cancer Society estimated that in 2009 about 11,270 cases of invasive cervical cancer would be diagnosed and predicted 4,070 deaths from cervical cancer in the U.S. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 470,000 new cases reported each year.

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

Our Non-invasive Cervical Cancer Product

We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The device is expected to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to indicate likelihood of cervical cancer or precancers and/or to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. Our system also could allow doctors to make intelligent choices in triaging patients for biopsy or treatment and potentially for selecting biopsy sites that could be expanded for use in assisting the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component similar to those we developed and manufactured for our former infant jaundice detection product, the BiliChek™, which was sold in 2003. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch our cervical cancer detection product first in the developed countries of Europe, while continuing steps to procure FDA approval in the U.S.

To date, more than 3,000 women have been tested with various prototype devices in multiple clinical settings. During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population included 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue-specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 patients included in this study, 20 had high-grade precancers, 36 had low-grade precancers, 146 had benign lesions and 116 had normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

In 2005, we continued to conduct our pivotal clinical trial, which had collected data on over 900 women by the end of the year. In 2005, we also completed work on our commercial prototype. In 2006 and 2007, we continued to enroll subjects in our pivotal clinical trial and by the end of 2007, had enrolled 1,400 subjects.

In September 2006, we announced that the National Cancer Institute ("NCI") awarded a fifth grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology. This grant was used to further the ongoing FDA pivotal clinical trial. In 2006 and 2007, we received approximately $523,000 and $398,000, respectively, of NCI grant funds

In June 2007, we announced that we had successfully completed an audit of our quality system and were recertified under ISO 13485:2003. This designation means that we are eligible to issue a CE mark for our non-invasive cervical cancer detection device once development is complete. The CE mark is necessary to sell our non-invasive cervical cancer detection device in the European Union and other markets.

In September of 2008, we completed enrollment in our FDA pivotal trial. In December of 2008, we filed the first module of our PMA application with FDA. We believe that we will file the final two modules of the PMA application with FDA in 2009, however, there is no certainty that we will have the financial or other resources to do so (see Item 1A, "Risk Factors").

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

On November 9, 2007, we entered into an agreement with the MacKay Group, Ltd. ("MacKay") to manufacture and supply non-invasive breast and cervical cancer detection products for the Asian market.  Under terms of the agreement, we will manufacture for MacKay a specified number of Biofield Breast Diagnostic Systems (a non-invasive breast cancer detection devise), and MacKay will purchase a specified minimum number of our LightTouch™ Non-invasive Cervical Cancer Detection Devices and associated single-patient-use disposables.  As of December 31, 2008, The MacKay Group and Biofield had paid us a total of $25,000, as part of the agreement and for consulting services; however, the agreement expired on November 8, 2008, without device orders placed by the MacKay group or Biofield.

Lung and Esophageal Cancer

According to the World Health Organization, there are 1.2 million cases of lung cancer diagnosed each year worldwide, with at least half of these resulting in death. In the US, lung cancer is the leading cause of death due to cancer, with 215,000 new cases and more than 161,000 deaths annually, according to the American Cancer Society. Lung cancer is also a serious health issue in other parts of the world, where cigarette smoking is endemic for example, with more than 63,000 deaths in Japan. Despite this enormous and tragic toll, no effective method of early screening has been able to improve upon these rates. Historically, chest x-rays have been employed, but typically these identify later stage cancers, which are difficult to cure. Sputum tests to identify cancer markers in at-risk individuals have not been widely adopted and CT or other scanning technology is likely to be too expensive in the foreseeable future for screening or widespread use. Once a mass has been identified, usually by chest x-ray or physical symptoms such as bloody sputum, a bronchoscopy with biopsy and histopathological diagnosis of the mass is performed.

Worldwide, new cases of esophageal cancer are estimated at 410,000, with more than 16,000 new cases and 14,000 deaths in the US alone. In Japan, esophageal cancer is responsible for 11,300 deaths annually. A precursor to esophageal cancer is a condition known as Barrett's esophagus which is caused by excessive acid reflux. Patients with this condition may be subjected to repeated and sometimes poorly directed biopsies of areas of the esophagus thought to contain cancerous or preceancerous (neoplastic) cells. Because there may be several areas of suspicion, the clinical challenge is to try to identify those areas of the esophagus with greatest likelihood of neoplastic change. Endoscopic techniques, using regular white light, have only limited ability to accomplish this and defensively-minded practitioners often resort to multiple biopsies that are expensive and painful in order to increase the odds of finding disease.

Since the processes associated with cancer development show similarities between cervical cancer and other cancers, we believe our technology, if integrated with an endoscopic system, may have the potential to more accurately, or in an earlier state, detect lung and esophageal cancers and precancers. However, we have not as yet conducted clinical trials to evaluate this potential.

Licensing Arrangements

Georgia Tech Research Corporation

We have a license agreement with Georgia Tech Research Corporation. Under this agreement, entered into in May 1991, as amended, Georgia Tech Research Corporation has granted us an exclusive worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know-how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement. The current expiration date for this agreement is July 2011. As of the filing of this report, we did not owe any amounts under this agreement. In November of 2008, we sub-licensed this technology to Freedom Meditech Corporation, based in California. Under the terms of this agreement, we were paid $50,000 and are eligible for future milestone and royalty payments beginning in 2010.

Altea Technologies, Inc.

In March 1996, we entered into a license and joint development agreement among us, Altea, and Non-Invasive Monitoring Company, Inc., or Non-Invasive Monitoring. Under this agreement, specified rights in respect of jointly developed technology are allocated between us and Altea. This agreement also covered one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea for the first year subject to both parties' approval. The agreement further provides for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we receive worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea receives exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. There are currently 16 granted U.S. patents, four U.S. patent applications and a variety of foreign patents and patent applications covered by the agreement.

Under the license agreement, we are obligated to pay royalties to Non-Invasive Monitoring for products using technology it owns under the agreement and to Altea for products using technology it owns under the agreement, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies will be allocated as mutually agreed. Minimum annual royalties are payable by us to Altea (see Note 7 of the notes to consolidated financial statements for the year ended December 31, 2008). If actual accrued royalties are less than the minimum royalty amount, we must pay Altea the difference. To date, we have only paid minimum royalty payments to Altea. Currently, minimum payments are approximately $86,436, per quarter, after adjustment for Consumer Price Index (CPI), from $75,000 per quarter ($300,000 per year) at December 31, 2008.

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

In April 2009, the agreement was terminated by us for breach. Specifically, we chose to discontinue payment of minimum royalties to Altea. Thus, we no longer retain licenses to technology that is necessary for commercializing an entire system for the measurement of glucose and other analytes in interstitial fluid. We still, however, retain exclusive rights to five patents for sensors and collection devices pertaining to the measurement of analytes in interstitial fluid.

Konica Minolta

On April 28, 2008, we executed a six-month option to license and no-shop agreement with Konica Minolta Opto, Inc. ("KMOT"). In return for limited option to license and negotiation rights to certain of our technology, we were paid $250,000. The agreement was renewed for an additional six-month period starting on October 28, 2008, for which we were paid an additional $250,000. In addition, KMOT purchased prototype materials and devices from us for a sum of approximately $100,000. The primary objective of the collaboration was to explore the feasibility of adapting our cervical cancer detection technology to other cancers and to determine potential markets for these products in anticipation of a development agreement, which was executed on April 28, 2009 (see "Recent Events").

Research, Development and Engineering

To date, we have been engaged primarily in the research, development and testing of our current and former glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. During 2004 and 2005, we spent a significant amount of resources on research and development in the area of insulin delivery as a consequence of our 2001 acquisition of Sterling Medivations. From inception to December 31, 2008, we incurred about $47.6 million in research and development expenses, net of about $14.4 million, which was reimbursed through collaborative arrangements. Research and development costs were about $1.9 and $2.1 million in 2007 and 2008, respectively.

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

In 2008, we focused our R&D and engineering resources almost exclusively on development of our cervical cancer detection system, with only limited support of other programs funded through government contracts or third party funding, such as KMOT. Because we have not yet launched commercial versions of our technology, only prototypes of our cervical cancer detection products have been tested. Because our research and clinical development programs for other cancers are at a very early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our cancer detection products are produced.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. As of December 31, 2008, we had licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product. We have been jointly granted 16 patents with Altea, and have jointly applied with Altea for two patents related to this device. We no longer retain licensing rights to jointly developed patents because of our nonpayment of royalties in April 2009. We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product. We also have 20 granted US patents and four pending patent applications related to cancer detection.

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

Competition

The medical device industry in general and the markets for glucose monitoring and cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of personal glucose monitors and cervical cancer detection and prevention products.

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

Employees and Consultants

As of December 31, 2008, we had 17 regular employees and consulting or other contract arrangements with three additional persons to provide services to us on a full- or part-time basis. Of the 20 people employed or engaged by us, nine are engaged in research and development activities, one is engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, two are engaged in manufacturing and development, and seven are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Although we will be required to raise additional funds sometime early in the third quarter of 2009, there is no assurance that such funds can be raised or raised on terms that we would find acceptable, or at all.

Additional debt or equity financing will be required for us to continue as a going concern. Management may seek to obtain additional funds for the financing of our cervical cancer detection business, through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond the third quarter of 2009. Management has implemented operating actions to reduce cash requirements. Our ability to raise additional funds using our assets as collateral is extremely limited. We have existing commitments covering most of our assets, which would have to be restructured in order to increase our debt levels and the existing lenders would have to waive their restrictions. Any required additional funding may not be available on terms attractive to us or at all.

If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

Because we must obtain additional funds through further financing transactions or through a collaborative arrangement in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond the third quarter of 2009. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of all of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our Independent Public Accountants' report on our financial statements as of December 31, 2008, included with this report, raises substantial doubt about our ability to continue as a going concern because we have suffered recurring losses and have a negative working capital position and a capital deficit. We are also in default on payments due on some short-term loans.

Our management has implemented reductions in operating expenditures and reductions in development activities. We are managing the development of our cervical cancer detection technology with the support of contracts and grants we have secured. We have determined to make cervical cancer detection the focus of our business. We are managing the development of our other programs only when funds are made available to us via grants or contracts with government entities or strategic partners. However, there can be no assurance that we will be able to successfully implement or continue these plans.

If we cannot obtain additional funds when needed, we will not be able to implement our business plan.

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners. We are seeking funding of the company to support our cervical cancer detection program. Any failure to find a collaborative partner to fund our operations and capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned. Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures will be largely discretionary and will depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe funds on hand as of date of this report, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through the third quarter of 2009, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $69.74 million at December 31, 2008.

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

We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the additional sources of financing we are exploring would be sufficient to satisfy our funding requirements through the third quarter of 2009, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

  we would not be required to submit an application for premarket approval, rather than a 510(k) premarket notification; or

  other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

  The premarket approval process is more rigorous and lengthier than the 510(k) clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, Roche, as part of our collaborative agreement, had previously filed a premarket notification for our diabetes detection product, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We have filed the first module of our PMA application with the FDA for our cervical cancer detection device. The first module contains pre-clinical information, while the second module will contain manufacturing information and the third module will contain clinical information. We intend to file the latter two modules with FDA in 2009; however, there is no certainty that we will have the resources to do so.

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

  As of December 31, 2008, we have been issued, or have rights to, 34 U.S. patents (including those under license). In addition, we have filed for, or have rights to, eight U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring and cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

  Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Bringing this product to market is the main focus of our business. In order to adequately finance the completion of the FDA pivotal trial, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed. We need to complete the FDA filing process for cervical cancer diagnostic product and obtain capital investment for product development and launch.

  Additional product lines involve the modification of the cervical cancer detection technology for use in other cancers. These product lines are only in the earliest stages of research and development and are currently not projected to reach market for several years. The company'
  s goal is to receive enough funding from government grants and contracts, as well as payments from strategic partners, to fund development of these product lines without diverting funds or other necessary resources from the cervical cancer program.

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

  The medical device industry in general and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we do and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. A number of competitors are currently marketing traditional laboratory-based tests for cervical cancer screening and diagnosis. These tests are widely accepted in the health care industry and have a long history of accurate and effective use. Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them. Also, a number of companies have announced that they are developing, or have introduced, products that permit non-invasive and less invasive cancer detection. Accordingly, competition in this area is expected to increase.

  Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive cancer detection. It is also possible that one or more pharmaceutical or other health care companies will develop therapeutic drugs, treatments or other products that will substantially reduce the prevalence of cancers or otherwise render our products obsolete.

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

  On March 26, 2004, we issued 488,669 shares of our series A convertible preferred stock, initially convertible into 4,886,690 shares of our common stock at a conversion price of $1.50 per share (along with warrants that have since expired). Under the terms of the securities, the conversion price for the series A convertible preferred stock is lowered if we issue common stock at a per share price below the then conversion price for the series A convertible preferred stock.

  In March 2007, as part of the bridge loan transaction described in this annual report under "Management's Discussion and Analysis and Plan of Operation- Liquidity and Capital Resources," we issued 13% senior secured convertible notes, convertible into shares of our common stock at a price of $0.65 per share, and warrants, exercisable for shares of our common stock at a price of $0.78 per share. Accordingly, the conversion price of the series A convertible preferred stock was reduced from $1.50 per share to $0.65 per share. In addition, the exercise price for additional warrants issued in August 2005 for a total of 657,000 shares was also lowered from $1.50 to $0.65 per share. These downward adjustments of the conversion price for the series A convertible preferred stock and the exercise price for these warrants will, upon conversion and exercise, respectively, result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

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

  Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 28.0% of our outstanding common stock as of December 31, 2008. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

  Safe harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this report, which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those identified in the foregoing "Risk Factors" and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

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

  Item 1B. Unresolved Staff Comments

  None

  Item 2. Properties

  We currently lease our offices at 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071. Our current lease is for 28,427 square feet, which comprise our administrative, research and development, marketing and production facilities and our planned manufacturing facility and expires in December 2009. We do not invest in real estate or mortgages directly or indirectly.

  Item 3. Legal Proceedings

  We are subject to claims and legal actions that arise in the ordinary course of business. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

  Item 4. Submission of Matters to a Vote of Security Holders

  On December 12, 2008, we held our annual meeting of stockholders to elect directors and to ratify the appointment of UHY, LLP to audit our financial statements for the fiscal year ending December 31, 2008. The result of the vote to elect directors was approved as follows:

	For	Withheld	Broker Non-Votes*
Mark L. Faupel, Ph.D.	16,347,674	51,411	0
Ronald W. Hart, Ph.D.	16,347,374	51,711	0
William E. Zachary, Jr.	16,347,374	51,711	0
John E. Imhoff, M.D.	16,292,124	106,961	0
Ronald W. Allen	16,341,574	57,511	0
Michael C. James	16,342,374	56,711	0

  The result of the vote to ratify the appointment of UHY Eisner LLP to audit our financial statements for the fiscal year ending December 31, 2008 was approved as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes*
Ratification of Appointment of Independent Auditors	16,366,655	25,552	6,878	0

  * Broker non-votes are not treated as votes in favor of approving any matter submitted to the stockholders for a vote and, therefore, have the same effect as a vote against the proposal.

  PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market for Common Stock; Holders

  Our common stock is traded on the Pink Sheets under the ticker symbol GTHP (formerly SPRX). The number of record holders of our common stock at May 22, 2009 was 141.

  The high and low last sales prices for the calendar years 2007 and 2008, as reported by the OTC Bulletin Board and the Pink Sheets, as applicable, are as follows:

	2007		2008
	HIGH	LOW	HIGH	LOW
First Quarter	$0.75	$0.25	$0.30	$0.15
Second Quarter	$0.75	$0.34	$1.05	$0.11
Third Quarter	$0.38	$0.25	$0.42	$0.22
Fourth Quarter	$0.39	$0.19	$0.52	$0.12

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

  Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,306,500	$0.47	2,148,719
Equity compensation plans not approved by security holders	-	-	-
TOTAL	4,306,500	$0.47	2,148,719

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

  Overview

  We were incorporated on October 27, 1992 under the name of SpectRx, Inc. The company name was changed to Guided Therapeutics, Inc. in December 2007. Since the company's inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003. We attempted to commercialize a diabetes screening instrument with Roche, and a glucose monitoring product with Abbott. We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

  In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products, which we sold in May of 2007.

  We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2008, we have an accumulated deficit of about $69.74 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

  Our product revenues to date have been limited. For 2007 and 2008, a majority of our revenues came from our SimpleChoice insulin delivery product and NIAAA research contract revenue. We expect that the majority of our revenue in 2009 will be derived from research contract revenue. Our other products for cervical cancer detection are still in development.

  As a result of the sale of our SimpleChoice business to ICU Medical in May 2007, we no longer obtain revenues from sales of SimpleChoice products to distributors. Such revenues were approximately $66,000 for the year ended December 31, 2007. For the year ended December 31, 2007, revenue had declined significantly, since the Company had reduced operations significantly, in anticipation of the sale. The channels for sales of our glucose monitoring and cervical cancer detection products are not currently established. As a result of supply and distribution issues prior to the sale of our SimpleChoice business, our insulin delivery product sales decreased substantially in 2007.

  Recent Developments

  On April 30, 2009, we entered into an agreement with KMOT to co-develop non-invasive cancer detection products. The new development agreement follows two years of collaborative preparations to identify large market opportunities that would benefit from our proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on our LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the FDA's premarket approval process. Lung cancer is the most prevalent cancer in the world and esophageal cancer ranks just below cervical cancer in newly diagnosed cases, according to the World Health Organization (WHO).

  On February 10, 2009, we reported that our non-invasive cervical cancer detection technology properly identified cervical disease missed by Pap tests and conventional pathology in a multi-site FDA pivotal clinical trial.  Based on the outcome of the study, we plan to submit the trial results to the FDA as part of the PMA application for the LightTouch™.

  On December 10, 2008, we submitted the first of three modules of the PMA application with the FDA for our LightTouch™ non-invasive cervical cancer detection device.

  On December 1, 2008, we entered into a Note Purchase Agreement (the "2008 Loan Agreement") with 28 existing and new lenders (the "Lenders"), pursuant to which we issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 (the "2008 Convertible Notes") and warrants exercisable for 11,558,878 shares of our common stock (the "2008 Warrants") (see "Liquidity and Capital Resources").

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

  Results of Operations

  Comparison of 2007 and 2008

  General: Net loss attributable to common stockholders increased to approximately $5.1 million or $0.35 per share in 2008, from $1.1 million, or $0.09 per share in 2007. Net loss attributable to common stockholders for the 12 months ended December 31, 2007, included a gain from debt forgiveness of approximately $5.8 million and a gain on sale of SimpleChoice of approximately $2.1 million (net of tax), offset primarily by a deemed dividend on series A convertible preferred stock of approximately $3.8 million.

  We expect net losses to continue. We sold our SimpleChoice business in May 2007 for $3 million, of which, we had a net gain on sale of $2.1 million and therefore will not have sales from this product line going forward. We are dependent upon the completion of our cervical cancer development programs and will not have significant sales until a product can be launched. If the cervical cancer product can be launched, it is possible that our product revenue will not meet our expectations. If this were to happen, future net losses could increase as a result of spending increases necessary to complete research, development and clinical trials of our products, beginning sales and marketing efforts and establishing manufacturing capabilities. This would delay some of our product development activities.

  Revenue and Cost of Product Sales: Total revenues increased to approximately $1.3 million in 2008, from about $1.0 million in 2007. There was no increase in revenue from contracts from the NIAAA; such revenue remained at approximately $400,000 in the fiscal years ended December 31, 2008 and 2007. There were no costs of sales in 2008. Such costs were approximately $52,000 in 2007, due to cessation of product production in 2007.

  Research and Development Expenses: Research and development expenses increased to approximately $2.1 million in 2008, compared to approximately $1.9 million in 2007, due to an increase in expenses related to our cancer detection technology. We expect research and development expenses to continue to decrease in the future in the area of our glucose monitoring and to increase in the area of our cervical cancer detection program.

  General and Administrative Expense: General and administrative expense decreased to about $2.3 million in 2008, from about $2.5 million in 2007. The decrease is primarily related to reduce executive compensation expenses.

  Other Income and Interest Expense, net: In 2007, we had a debt forgiveness of approximately $5.8 million, arising out of settlement of a dispute with Abbott Laboratories, Inc. (see Note 6). Other income increased to approximately $148,000 in 2008, compared to approximately $24,000 in 2007. Interest expense increased to approximately $1.9 million for the year ended December 31, 2008, as compared to expenses of approximately $1.2 million for the same period in 2007. The increase is primarily due to accretion of debt discount and a beneficial conversion feature of convertible notes payable in the amount of approximately $892,000 in 2008. Interest paid on loans increased by approximately $437,000 for the year ended December 31, 2008, as compared to the same period in 2007, primarily due to conversion of the bridge loan payable and additional borrowings.

  Operations Going Forward Without SimpleChoice

  Revenue will be derived from continuation of our Licensing Agreement with KMOT, research and development contracts (in connection with an ISF extraction device allowing for diagnostic tests similar to those done using our blood) and services for research studies. Management expects that such revenues will average approximately $350,000 per quarter, but there can be no assurance that such revenue will be achieved. Our marketing expenses will decrease significantly until we launch our cervical cancer detection device (we have not yet established a specific date for the launching), since prior marketing expenses were directly related to SimpleChoice. Research and development costs will increase significantly, due to the cervical cancer detection device in development. General and administrative expenses will also be reduced significantly, until the cervical cancer device is launched (see Note 1 - "Going Concern" to the financial statements included in this report).

  Liquidity and Capital Resources

  We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities. At December 31, 2008, we had cash of approximately $68,000 and negative working capital of approximately $4.63 million.

  Our major cash flows in the year ended December 31, 2008, consisted of cash out-flows of $1.91 million from operations, including approximately $4.8 million of net loss, a net change from financing activities of $1.97 million, which primarily represents the proceeds received from our convertible notes payable.

  We have historically also received funds from milestone payments and reimbursements from our collaborative partners. We are currently seeking a collaborative partner for our glucose monitoring technology. Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

  As previously disclosed, on December 1, 2008, the Company entered into the 2008 Loan Agreement with 28 existing and new lenders (the "Lenders"), pursuant to which we issued approximately $2.3 million in aggregate principal amount of the 2008 Convertible Notes, due December 1, 2011, and the 2008 Warrants exercisable for 1,558,878 shares of our common stock.

  The 2008 Convertible Notes are subordinate to our existing senior secured obligations, which are secured by (a) a first in priority lien on all of our assets; (b) a guaranty by our wholly owned subsidiary, InterScan; (c) a lien on all of InterScan's assets; and (d) a pledge on all the issued and outstanding stock of GT and InterScan.  No payments will be due under the 2008 Convertible Notes until they mature on December 1, 2011.  The 2008 Convertible Notes bear interest at 15% per year, payable on the Maturity Date, absent an event of default (in which case the interest rate increases to 20%).

  The 2008 Convertible Notes are convertible into approximately 3,556,580 shares of our common stock, at a conversion rate of $0.65 per share, subject to certain adjustments. The 2008 Warrants are immediately exercisable for 11,558,878 shares at an exercise price of $0.65 per share, subject to certain adjustments. The 2008 Loan Agreement also provides certain registration rights to the Lenders with respect to the shares of our common stock underlying the 2008 Notes and Warrants.

  On December 1, 2008, the relative fair value of the warrants was approximately $1.7 million. The debt discount will accrete over the 36-month term of the 2008 Convertible Notes payable using the effective interest method.

  Approximately $1.3 million of the proceeds from the 2008 Loan Agreement was used to convert existing debt into 2008 Convertible Notes as described below. The remaining funds, less fees and expenses, were used in product development, working capital and other corporate purposes.

  On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the existing loans under the then-existing indebtedness were restructured and consolidated into new 13% Senior Secured Convertible Notes (the "2007 Convertible Notes").  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. The 2007 Convertible Notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the 2007 Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of our common stock was approximately $6,000 at March 31, 2007. This amount was expensed in our statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

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

  We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2009, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

  Off-Balance Sheet Arrangements

  We have no material off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts account for at fair value.

  Item 8. Financial Statements and Supplementary Data

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders of Guided Therapeutics, Inc. and its Subsidiaries, formerly known as SpectRx, Inc.
  Atlanta, Georgia

   We have audited the accompanying consolidated balance sheet of Guided Therapeutics, Inc. and subsidiaries (the "Company") as for the two years ended December 31, 2008 and 2007, and the related consolidated statements of operations, changes in capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, dated July 8, 2008, expressed an unqualified opinion on the consolidated financial statements and included explanatory paragraphs regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" on January 1, 2006, the Company's adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", and the Company's ability to continue as a going concern.

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

  We were not engaged to examine management's assertion about the effectiveness of the Company's control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respect the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations, its changes in capital deficit, and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

  As described in Note 2 to the consolidated financial statements, on January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."

  As described in Note 2 to the consolidated financial statements, on January 1, 2006 the Company adopted the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share - Based Payment".

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

  /s/ UHY LLP

  Atlanta, Georgia

  July 23, 2009

  GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
  AUDITED CONSOLIDATED BALANCE SHEETS
  AS OF DECEMBER 31, 2007 and 2008
  (In Thousands Except Per Share Data)

ASSETS
(Notes 9 and 10)	2007	2008
CURRENT ASSETS:
Cash and cash equivalents	$3	$68
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2007 and 2008	167	164
Other current assets	17	46
Total current assets	187	278

Property and equipment, net	18	11
Deferred debt issuance costs, net	721	512
Capitalized cost of internally developed software	-	23
Other assets	51	51
Total noncurrent assets	790	597
TOTAL ASSETS	$977	$875

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Short term notes payable	$102	$75
Notes payable - past due	481	581
Accounts payable	786	1,337
Accrued liabilities	706	794
Deferred revenue	-	167
Dividends payable - Series A	1,327	1,600
Advances payable - Roche	381	381
Total current liabilities	3,783	4,935

Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $3.1 million and $4.6 million, at December 31, 2007 and 2008, respectively, to former debt holders-related parties Convertible notes payable, including accrued interest and net of debt discount of $3.1 million and $4.3 million, at December 31, 2007 and 2008, respectively, to former debt holders-related parties	2,123	3,583
TOTAL LIABILITIES	$5,906	$8,518
COMMITMENTS & CONTINGENCIES (Note 6)

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 418 and 336 shares issued and outstanding as of 2007 and 2008, respectively (liquidation preference $7,579 and $7,755 for 2007 and 2008, respectively)	3,904	3,069
Common stock, $.001 par value; 100,000 shares authorized, 13,353 and 13,400 shares issued and outstanding as of 2007; 100,000 shares authorized, 15,623 and 15,577 shares issued and outstanding as of 2008.	13	16
Additional paid-in capital	55,856	58,784
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(64,598)	(69,408)
TOTAL CAPITAL DEFICIT	(4,929)	(7,643)
TOTAL LIABILITIES AND CAPITAL DEFICIT	$977	$875

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
  AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008
  (In Thousands Except Per Share Data)

	(As Revised - See Note 14)
	2007	2008
REVENUE:
Service revenue	$1,037	$1,317
COSTS AND EXPENSES:
Cost of sales	52	-
Research and development	1,925	2,060
Sales and marketing	-	42
General and administrative	2,462	2,282

Operating (loss) / income	(3,402)	(3,067)

NON OPERATING GAIN ON DEBT FORGIVENESS	5,816	-
OTHER INCOME	24	148
INTEREST EXPENSE, net	(1,213)	(1,891)

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	1,225	(4,810)

PROVISION FOR INCOME TAXES	-	-

(LOSS) INCOME / FROM DISCONTINUED OPERATIONS (including gain on disposal of $2.1 million in 2007)	1,791	-

NET (LOSS) / INCOME	3,016	(4,810)

PREFERRED STOCK DIVIDENDS	(325)	(274)
DEEMED DIVIDEND ON SERIES A CONVERTIBLE PREFERRED STOCK	(3,811)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,120)	$ (5,084)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS	$(0.23)	$(0.35)
BASIC AND DILUTED NET (LOSS) / INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM DISCONTINUED OPERATIONS	$0.14	$-
BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, TOTAL	$(0.09)	$(0.35)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,781	14,435

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
  AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008
  (In Thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL

BALANCE, December 31, 2006 (Audited)	484	$4,511	11,872	$12	$51,854	$(104)	$(67,614)	$(11,341)
Stock issued to employees	-	-	100	-	-	-	-	-
Warrants issued	-	-	-	-	3,690	-	-	3,690
Exercise of stock options	-	-	13	-	31	-	-	31
Dividends on preferred stock	-	-	-	-	(325)	-	-	(325)
Conversion of preferred stock into common stock	(66)	(607)	1,368	1	606	-	-	-
Net Income	-	-	-	-	-	-	3,016	3,016
BALANCE, December 31, 2007 (Audited)	418	$3,904	13,353	$13	$55,856	$(104)	$(64,598)	$(4,929)
Stock issued to directors, officers and employees	-	-	-	-	2,407	-	-	2,407
Warrants issued	-	-	-	-	1,863	-	-	1,863
Exercise of stock options	-	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	(274)	-	-	(274)
Conversion of convertible notes into common stock	-	-	153	1	99	-	-	100
Conversion of preferred stock into common stock	(82)	(835)	2,071	2	833	-	-	-
Net Income	-	-	-	-	-	-	(4,810)	(4,810)
BALANCE, December 31, 2008	336	$3,069	15,577	$16	$58,784	$(104)	$(69,408)	$(7,643)

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
  AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008
  (In Thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$3,016	$(4,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(2,086)	-
Gain on forgiveness of debt	(5,816)	-
Depreciation and amortization	9	7
Provision for inventory obsolescence	153	-
Amortization and accretion of deferred financing costs, notes payable and warrants	232	892
Amortization of deferred compensation	31	-
Issuance of options and warrants for services and debt	84	407
Changes in operating assets and liabilities:
Accounts receivable	(56)	4
Other current assets	104	(31)
Other assets	31	-
Accounts payable	(139)	551
Deferred Revenue	-	167
Accrued liabilities	788	904
Total adjustments	(6,665)	2,901

Net cash used in discontinued operations	(295)	-

Net cash used in operating activities	(3,944)	(1,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of SimpleChoice - Discontinued operations	2,689	-
Additions to property and equipment	(27)	-
Net cash (used in) provided by investing activities	2,662	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(520)	-
Proceeds from issuance of convertible notes payable to former debt holders- related parties	2,791	1,971
Payments of notes payable	(1,193)	-
Issuance of common stock	1	3
Net cash provided by financing activities	1,079	1,974
NET CHANGE IN CASH AND CASH EQUIVALENTS	(203)	65
CASH AND CASH EQUIVALENTS, beginning of year	206	3
CASH AND CASH EQUIVALENTS, end of year	$3	$68

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1,437	$1,874
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$979	$835
Bridge notes payable converted into convertible notes payable	$1,944	$2,312
Dividends in the form of preferred stock and redeemable convertible preferred Stock	$325	$274
Deemed dividend on Series A convertible preferred stock	$3,811	$-

  The accompanying notes are an integral part of these consolidated statements.

  GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 2007 AND 2008

  1. Organization, Background, and Basis Of Presentation

  Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiaries, Sterling Medivations, Inc. d/b/a SimpleChoice ("Sterling") and InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the "Company", is a medical technology company developing and providing products for the non-invasive cervical cancer detection and diabetes markets. The Company uses its technologies to develop non-invasive diagnostic devices such as its cervical cancer detection product. The Company's products are based upon a variety of proprietary technologies. The Company's products in development cancer detection are based upon its proprietary biophotonic technologies.

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

  The following table presents the financial results of the discontinued operations as of December 31, 2007:

Sales	$ 66
Cost of sales	229
Gross loss	(163)

Costs and expenses:
Research and development	34
Sales and marketing	20
General and administrative	78
Total costs and expenses	132

Loss from discontinued operations, before disposal	$ (295)
Gain on sale of disposal, net of taxes	2,086
(Loss) profit from discontinued operations	$ 1,791
(Loss) profit per common share - basic and diluted:
(Loss) profit from discontinued operations	$ 0.14

  Basis of Presentation

  The audited consolidated financial statements included herein have been prepared by the Company, and reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company's financial position, results of operations, and cash flows for the years ended December 31, 2007 and 2008. All information and footnote disclosures included in financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2008, it had an accumulated deficit of approximately $69.74 million. Through December 31, 2008, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

  Going Concern

  The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2008, the Company's current liabilities exceeded current assets by approximately $4.63 million and it had a capital deficit due principally to its recurring losses from operations. As of December 31, 2008, the Company was past due on payments due under its convertible notes payable in the amount of $581,000. In December 2008, the Company issued $2.3 million in 2008 Convertible Notes (see Note 9). Of this amount, $1.3 million represents existing loans that were converted into 2008 Convertible Notes.

  If sufficient capital cannot be raised at some point in the third quarter of 2009, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, the effort is on-going. These factors raise substantial doubts about the Company's ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the KMOT development agreement and additional NCI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

  Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships. Management believes that debt or equity financing expected to be obtained in the third quarter of 2009, along with funds from government contracts and grants and other strategic partnerships will be sufficient to support planned operations through December 31, 2009, during which production of the Company's cervical cancer detection device could be launched.

  The Company has been seeking a new strategic partner and on April 30, 2009, signed a one-year exclusive negotiation and development agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with KMOT. The exclusive negotiation agreement will expire on April 29, 2010, but can be renewed for a subsequent year. We were paid a fee in this regard of $750,000. Currently, we are working on extending the agreement for an additional year and considering a long-term agreement with KMOT.

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

  Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2007	2008
Equipment	$1,433	$1,433
Furniture and fixtures	484	484
	1,917	1,917
Less accumulated depreciation	(1,899)	(1,906)
Total	$18	$11

  Patent Costs (Principally Legal Fees)

  Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred. Such costs aggregated approximately $484,000 and $196,000 in 2007 and 2008, respectively.

  Accounts Receivable

  There were significant concentrations of credit risk in 2008 and 2007, majority of our receivables in 2008 were from a large, multinational company interested in our diabetes technology and Konica Minolta, Inc. of Japan ("KMOT"). Other major receivables were from Biofield and MacKay Groups, from consulting agreements, as well as trade receivables from the United States Army Research Institutes. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.

  Accrued Liabilities

  Accrued liabilities are summarized as follows at December 31, 2007 and 2008 (in thousands):

	Year Ended December 31,
	2007	2008
Accrued compensation	$337	$541
Rent	81	53
Other accrued expenses	288	200
Total	$706	$794

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

  In 2008, the majority of our revenues were from the NIAAA, a large, multinational company interested in our diabetes technology, KMOT and LifeScan Inc.

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

  For the year ended December 31, 2008, share-based compensation for options attributable to employees and officers was $133,000 and has been included in the Company's 2008 statement of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2008, the Company had approximately $542,000 of unrecognized compensation cost related to granted stock options to be recognized over the remaining vesting period of approximately four years.

  Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments.

  RECENT ACCOUNTING PRONOUNCEMENTS

  In April 2009, Financial Accounting Standard Board ("FASB") issued three Final Staff Positions ("FSPs") on Financial Accounting Standards ("FAS") to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009.

  FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company's consolidated financial statements.

  FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company's consolidated financial statements.

  FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

  On January 12, 2009, the FASB issued 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." FASB FSP 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets." The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company's consolidated financial statements.

  Employers' Disclosures about Postretirement Benefit Plan Assets

  In December 2008, the FASB issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP amends FASB Statement No. 132(R) ("SFAS No. 132(R)"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009. The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1. The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

  Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

  In December 2008, the FASB issued FSP FIN No. 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN No. 48-3 defers the effective date of FIN No. 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS No. 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

  Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

  In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

  Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary

  In November 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity's Consolidated Subsidiary." EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," or from being within the scope of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

  Accounting for Defensive Intangible Assets

  In November 2008, the FASB issued EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets." EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

  Equity Method Investment Accounting Considerations

  In November 2008, the FASB issued EITF Issue No. 08-6 ("EITF No. 08-6"), "Equity Method Investment Accounting Considerations." EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

  Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

  In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

  Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

  In September 2008, the FASB issued EITF Issue No. 08-5 ("EITF No. 08-5"), "Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement." This FSP determines an issuer's unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

  Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

  In September 2008, the FASB issued FSP FAS No. 133-1, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161." This FSP amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board's intent about the effective date of FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

  Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

  In August 2008, the FASB issued FSP FAS No. 117-1, "Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act ("UPMIFA"), and Enhanced Disclosures for all Endowment Funds." The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds. The FSP also improves disclosures about an organization's endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA. FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008. Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued. The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

  Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

  In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

  Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

  In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is indexed to an Entity's Own Stock." EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

  Accounting for Financial Guarantee Insurance Contracts- an interpretation of FASB Statement No. 60

  In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

  Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

  In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

  The Hierarchy of Generally Accepted Accounting Principles

  In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

  Determination of the Useful Life of Intangible Assets

  In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets."  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles.   The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

  Disclosure about Derivative Instruments and Hedging Activities

  In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133." This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

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

  Business Combinations

  In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 141(R) will have, if any, on its consolidated results of operations and financial condition.

  Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51

  In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and could not be applied before that date. The Company is unable, at this time, to determine the effect that its adoption of SFAS No. 160 will have, if any, on its consolidated results of operations and financial condition.

  Fair Value Option for Financial Assets and Financial Liabilities

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115," which became effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

  Fair Value Measurements

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company's consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

  Accounting Changes and Error Corrections

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

  3. Sale of Assets

  On May 9, 2007 (the "Closing"), the Company and Sterling, sold to ICU Medical, Inc. (the "Buyer"), substantially all of the assets of the Company related to the field of subcutaneous fluid delivery, including certain equipment and intellectual property pursuant to a certain Asset Sale Agreement (the "ASA"). In connection with the sale, the Company announced the termination of further sale of any SimpleChoice products.  The Buyer also assumed certain liabilities in connection with the sale of the purchased assets pursuant to the ASA.

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

  Income (loss) from discontinued operations includes the following (in thousands):

	Year Ended December 31,
	2007	2008
Loss from operations	$(295)	$-
Gain on sale of disposal, net of taxes	2,086	-
Total	$1,791	$-

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

  Series A Convertible Preferred Stock

  At December 31, 2008, the Company had outstanding 335,767 shares of series A convertible preferred stock, having a stated value of $15.00 per share. The original conversion price of the series A convertible preferred was $1.50. As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no effect on total capital deficit.

  The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 0.5% per share. Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of December 31, 2008, it had an accumulated deficit of approximately $69.47 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

  Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, and the like) referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share. The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Note 9). The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common stock, or securities convertible into or exercisable for common stock. Subject to certain exceptions, if the Company issues common stock, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

  For the year ended December 31, 2007, 65,249 shares of series A convertible preferred stock ($607,000 face value), were converted into 1,368,000 shares of the Company's common stock. For the year ended December 31, 2008, 82,408 shares of series A convertible preferred stock ($835,000 face value), were converted into 2,071,375 shares of the Company's common stock.

  Stock Options

  Under the Company's 1995 Stock Plan (the "Plan"), a total of 2,148,719 shares remained available at December 31, 2008 and 4,306,500 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of December 31, 2008. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company's board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company's common stock as of the grant date. On November 12, 2007, the board of directors approved the grant of incentive stock options for 1,057,000 shares to employees, at the closing price of $0.30 per share. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. Additionally, on December 14, 2007, the board of directors approved the grant of incentive stock options for 500,000 shares to one of its Directors, at the closing price of $0.25 per share. Options generally become exercisable over four years and expire ten years from the date of grant.

  In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company's common stock. No options have been exercised under this plan. At December 31, 2008, options exercisable for 6,090 shares were outstanding under this plan.

  Stock option activity for each of the two years ended December 31 is as follows:

	2008		2007
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,160,500	$1.43	2,034,105	$2.78
Options granted(1)	2,479,000	$0.31	1,557,000	$0.30
Options exercised	-	-	(20,666)	$0.26
Options expired/forfeited	(1,333,000)	$4.03	(409,939)	$3.86
Outstanding at end of year	4,306,500	$0.47	3,160,500	$1.43
Options vested or expected to vest at year-end	4,306,500	$0.47	3,160,500	$1.43
Options exercisable at year-end	2,334,457	$0.67	1,141,999	$3.37
Options available for grant at year-end	2,148,719		3,294,719
Aggregate intrinsic value - options exercised	$0.00		$9,752
Aggregate intrinsic value - options outstanding	$0.00		$0.00
Aggregate intrinsic value - options exercisable	$0.00		$0.00

  (1) For 2007, only, includes 1,057,000 options granted on November 12, 2007. Approximately $31,000 of compensation expense was recognized for the year ended December 31, 2007.

  The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,567,750	$ 0.17	8.23	1,380,457	$ 0.16
$ 0.30	2,506,000	$ 0.20	6.54	743,896	$ 0.24
$ 0.34 - $ 0.70	39,000	$ 0.34	5.92	35,104	$ 0.34
$ 1.10 - $ 4.46	33,000	$ 1.65	4.08	33,000	$ 1.65
$ 5.00 - $ 9.00	107,000	$ 6.41	1.81	97,000	$ 6.14
$ 10.13 - $ 16.50	45,000	$ 11.25	1.40	45,000	$ 11.25
Total	4,306,500	$ 0.47	6.96	2,334,457	$ 0.67

  In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling. As of December 31, 2008, 6,090 of these shares have not been exercised.

  During the year ended December 31, 2004, the Company recorded as deferred compensation, $10,000 in connection with non- qualified options to purchase 31,000 shares of common stock issued to a consultant. These options were issued in exchange for services to be provided. Approximately $31,000 and $48,000 was expensed in 2007 and 2008, respectively, relating to these options.

  Company shares reserved as of December 31, 2008 are as follows:

Common Shares
Options issued and outstanding under employee incentive plans	4,306,500
Options available under employee incentive plans	2,148,719
Warrants	23,991,862
Conversion of preferred shares (1)	7,749,502
Total	38,196,583

  (1) As a result of the restructuring of the Company's debt in March 2007 (see Note 9), the conversion price of the Company's outstanding series A convertible preferred stock was reduced from $1.50 to $0.65 per share.  As of March 2007, the number of outstanding series A convertible preferred stock totaled 483,469.  Accordingly, the number of shares of common stock reserved increased from 4,834,690 to 11,156,977. At December 31, 2008, 7,749,502 shares of the Company's series A convertible preferred stock are outstanding.

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

Year Ended December 31, 2005
Expected term in years	4
Risk-free interest rate	4.67%
Expected volatility	128%
Dividend yield	0%

  Warrants

  The Company has the following shares reserved for the warrants outstanding as of December 31, 2008:

Warrants		Exercise Price	Expiration Date
54,000	(1)	$2.25	08/30/2008
189,000	(2)	0.65	08/30/2013
400,000	(3)	0.65	02/05/2014
68,000	(4)	0.65	11/20/2013
100,000	(5)	2.00	07/07/2009
2,443,345	(6)	0.81	03/25/2009
407,336	(7)	1.50	03/25/2009
7,485,061	( 8a)	0.78	02/23/2012
461,000	( 8b)	0.78	03/01/2009
169,857	(9)	0.78	03/01/2009
15,000	(10)	0.78	03/01/2012
400,000	(11)	0.65	04/02/2013
240,385	(12)	0.78	07/04/2014
11,558,878	(13)	0.65	12/01/2013
23,991,862

  (1) Consists of warrants to purchase common stock at a purchase price of $2.25 per share issued as part of a bridge loan financing completed in 2003 and extended in February of 2004. These warrants are exercisable in cash and not subject to any repricing.

  (2) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, the warrant modification required adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $6,000 was charged as a one-time expense, based on the repricing.

  (3) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $11,000 was charged as a one-time expense, based on the repricing.

  (4) Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock. As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $2,000 was charged as a one-time expense, based on the repricing.

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

  (10) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price. The fair value of these warrants was approximately $6,000 at March 31, 2007. This one time charge has been expensed in the Company's statement of operations for the nine months ended September 30, 2007.

  (11) Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued in conjunction with a short term loan agreement, executed on April 2, 2008. These warrants are subject to reset to the same prices the Company's Series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

  (12) Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with the July 14, 2008, Subordinated Convertible Notes. These warrants are subject to reset to the same prices the Company's Series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

  (13) Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued in conjunction with the December 1, 2008, Subordinated Convertible Notes. These warrants are subject to reset to the same prices the Company's Series A preferred stock and/or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

  In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement. The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing. As of December 31, 2008, no such InterScan financing had occurred.

  5. Income Taxes

  The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2008, the Company had NOL carryforwards available through 2027, of approximately $63.0 million available to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all NOL carryforwards. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of NOL.

  Components of deferred taxes are as follows at December 31 (in thousands):

	2007	2008
Deferred tax assets:
Net operating loss carryforwards	$22,760	$24,092
Deferred tax liabilities:
Intangible assets and other	(713)	1,124
	22,047	25,217
Valuation allowance	(22,047)	(25,217)
	$0	$0

  The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2007	2008
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(38)	(38)
	0%	0%

  6. Commitments and Contingencies

  Operating Leases

  Future minimum rental payments at December 31, 2008 under non-cancellable operating leases for office space that expires in 2010, but will be cancelled in December, 2009 and equipment that expires in 2012 are as follows (in thousands):

2009	289
2010	20
2011	20
2012	13
Total	$343

  Rental expense was approximately $251,000 and $274,000 in 2007 and 2008, respectively.

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

  Legal Proceedings

  On December 6, 2006, Accellent, Inc. ("Accellent"), the manufacturer of our insulin infusion sets, attempted to file suit in the state court of Gwinnett County, Georgia against our wholly owned subsidiary, Sterling, seeking payment of an outstanding balance under the supply agreement between Accellent and Sterling. In addition to the outstanding principal balance, which Accellent claimed to be $318,000, Accellent was also seeking accrued interest and attorney's fees, Sterling paid Accellent $178,500 in this regard in 2007. On February 7, 2008, this matter was resolved by mutual agreement with both parties. We received $26,371, as final settlement proceeds.

  On September 5, 2007, the Company and Abbott entered into a settlement and release thereby settling pending legal disputes. As a result, the Company dropped its lawsuit and patent infringement claims against Abbott and Abbott forgave approximately $5.8 million in debt it claimed was in default. The dispute arose from a research, development and license agreement. The agreement was terminated in January 2003. Under the settlement, neither party admitted any liability or wrongdoing and agreed that no party will make any settlement payment to the other.

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

  Contracts

  The Company has received contracts from the NIAAA and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor, respectively, based upon the Company's interstitial fluid collection technology. The NIAAA contract runs for two years, and can be extended for an additional three years at their option. In April of 2008, the contract was completed with the maximum allowable three years of extensions. No more funds remain available from this contract. The Company recognized approximately $344, 000 and $405,000 of revenue upon completion of certain activities specified under the NIAAA contract during 2007 and 2008, respectively. In 2007and 2008, the Company received no revenue from the contract from the Army.

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

  The Company generally is required to make minimum royalty payments for the exclusive license to develop certain technology. In accordance with the renegotiation of the license for the glucose monitoring technology in 2001, the minimum required payment to Altea Technology, Inc. was reduced to $300,000 per year subject to certain adjustments, starting in 2005, to maintain this license. The Company has not had any significant sales of products covered by this license; however additional amounts will be due upon the Company achieving significant sales.

  The Company was required to make advances on royalty payments in 2002. During 2007 and 2008, the Company recognized royalty expense of approximately $364,000 and $375,000, respectively, which has been recorded as research and development expense.

  Additionally, the Company is obligated to obtain and maintain certain patents, as defined by the agreements.

  8. Business Concentration Information

  Geographic Information

  The Company operates in one business segment, medical products. During fiscal years 2007 and 2008, total revenue was approximately $1,037,000 and $1,318,000, respectively. All sales are payable in United States dollars. Product and service revenue attributable to countries based on the location of the customer is as follows (in thousands):

	2007	2008
United States and Canada	$1,037	$1,318
Total	$1,037	$1,318

  9. Notes Payable

  In March and April 2008, the Company issued four short-term unsecured promissory notes (the "Director Notes") to its Company directors in the amounts of $10,000 each. This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes.

  On April 10, 2008, the Company issued a new short-term unsecured promissory note to Dolores Maloof in the amount of $400,000. The note matured on July 10, 2008, with an interest rate of 13%, and contained an obligation to issue a total of 400,000 warrants to purchase shares of the Company's common stock at $0.65 per share. Under the agreement governing the note, the note was past due; however, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes.

  Between May 23 and July 7, 2008, the Company received a total of $625,000, as part of a new note purchase agreement, effective July 7, 2008. The notes carried 30% warrant coverage at 78 cents. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes (see Note 10).

  Between August 6 and December 1, 2008, the Company received a total of $610,000, as well as subscription agreements totaling ($440,000) pursuant to the 2008 Loan Agreement (see Note 10). The 2008 Convertible Notes issued pursuant to the 2008 Loan Agreements are due and payable on December 1, 2011, carry a 15% interest rate, contain an option to convert into the Company's common stock or into other financing, and were issued along with Warrants for five shares of the Company's common stock per dollar invested at an exercise price of $0.65 per share.

  On December 1, 2008, the Company entered into a Note Purchase Agreement (the "2008 Loan Agreement ") with 29 existing and new lenders (the "Lenders"), pursuant to which the Company issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 (the "2008 Convertible Notes") and warrants exercisable for 11,558,878 shares of the Company's common stock (the "2008 Warrants").

  The 2008 Convertible Notes are subordinated to the existing senior secured obligations of the Company, which are secured by (a) a first in priority lien on all of the Company'
  s assets; (b) a guaranty by the Company's wholly owned subsidiary, InterScan; (c) a lien on all of InterScan's assets; and (d) a pledge on all issued and outstanding stock of the Company and InterScan.  No payments will be due under the 2008 Convertible Notes until they mature on December 1, 2011 (the "Maturity Date").  The 2008 Convertible Notes bear interest at 15% per year, payable on the Maturity Date, absent an event of default (in which case the interest rate increases to 20%).

  The 2008 Convertible Notes are convertible into approximately 3,556,580 shares of the Company's common stock, at a conversion rate of $0.65 per share subject to certain adjustments. The 2008 Warrants are immediately exercisable for 11,558,878 shares at an exercise price of $0.65 per share, subject to certain adjustments. The 2008 Loan Agreement also provides certain registration rights to the Lenders with respect to the shares of the Company's common stock underlying the 2008 Notes and Warrants. On December 1, 2008, the relative fair value of the warrants was approximately $1.7 million. The debt discount will accrete over the 36-month term of the 2008 Convertible Notes payable using the effective interest method.

  Approximately $1.3 million of the proceeds from the 2008 Loan Agreement was used to convert existing debt into 2008 Convertible Notes as described below. The remaining funds were used in product development, working capital and other corporate purposes. At December 31, 2008, two Lenders had subscription agreements totaling $340,000 outstanding, relating to the December 1, 2008 financing.

  The unsecured note issued to Delores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, were converted into 2008 Convertible Note, as will be notes issued under the note purchase agreement, dated July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by Ressler & Tesh, PLLC, Richard Blumberg and designated Investors, Dr. George Goll, Jill T. Gentile, Gregory S. Petrie, Mark E. Brennan & Maureen C. Brennan, Jt. Tenants WROS, Michael Moore, Benny H. Screws, The Sternfeld Family Trust, Peter L. Reininger, John C. Imhoff and J.E. Funderburke.

  On February 3, 2006, InterScan obtained a $1.5 million loan, evidenced by promissory notes in favor of each of the investors.  Proceeds of the loan were used by InterScan to fund its product development work and its general working capital needs, and to reimburse the Company for certain expenses incurred or to be incurred by it on behalf of InterScan. The interest rate on the notes was 10% per annum and the notes matured on August 2, 2006. Subsequently, these promissory notes, plus interest, totaling approximately $1.6 million, were converted into the 2007 Convertible Notes.

  On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into an Amended and Restated Loan Agreement ("Amended Loan") with existing and new creditors.  Pursuant to the Amended Loan, the Company's then-existing indebtedness was restructured and consolidated into new 13% senior secured convertible notes (the "2007 Convertible Notes").  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010. No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. The 2007 Convertible Notes are convertible into of the Company's common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company's common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company's common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable. The fair value of the warrant to purchase 15,000 shares of the Company's common stock was approximately $6,000 at December 31, 2007. This amount was expensed in the Company's statement of operations for the period then ended. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

  On March 12, 2007, the relative fair value of the warrants was approximately $3.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others will also be amortized over 36 months, using the effective interest method. At December 31, 2008, approximately $2.6 million of debt discount remained unamortized.

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

  The issuance of the 2007 Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65, the exercise price of certain of the Company's warrants from $2.25 to $0.81 and the exercise price of certain of the Company's warrants issued in August 2005 from $1.50 to $0.65, as described above under Note 4 (Stockholders' Equity). The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no net effect on stockholders' equity.

  Subject to customary adjustments (which include full ratchet anti-dilution provisions), the 2007 Convertible Notes associated with the Amended Loan are convertible into approximately 7,285,061 common shares and the warrants are exercisable for approximately 7,946,061 shares of common stock, including warrants issued to placement agent. The warrants are currently exercisable. The 2007 Convertible Notes are convertible into the Company's common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of the Company's common stock at a price of $0.78 per share; both are subject to certain adjustments. The Amended Loan also provides certain registration rights with respect to the shares of the Company's common stock underlying the 2007 Convertible Notes and warrants to the Amended Loan lenders. The 2007 Convertible Notes will automatically convert into convertible preferred stock, upon the completion of a convertible preferred financing of $5 million or more.

  The issuance of the 2007 Convertible Notes and warrants was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The facts relied upon to make the section 4(2) exemption available were:  (i) no underwriters were involved in the issuance and sale of the convertible notes and warrants; (ii) the Amended Loan lenders were accredited, were experienced with transactions of this nature and had the ability to fend for themselves; (iii) the 2007 Convertible Notes and warrants were acquired by the Amended Loan lenders for investment only and not with a view to or for sale in connection with any distribution thereof, (iv) appropriate restrictive legends were affixed to the 2007 Convertible Notes and warrants, and (vi) the sales of the 2007 Convertible Notes and warrants were made without general solicitation or advertising.

  10. Related Party Transactions

  On April 13, 2009, the Company issued a 15% note to John E. Imhoff, as part of the 2009 Convertible Notes, in the amount of $535,660 to replace the notes purchased by Dr. Imhoff that were previously owned by J.E. Funderburke, Robert Johnson, John C. Imhoff and Easy Money (the "Selling Investors"), in the amounts of $154,403, $102,470, $158,787 and $150,000, respectively, under the same terms and conditions. With the re-purchase of the 2008 Convertible Notes by John E. Imhoff, 2,464,360 warrants, previously issued to the Selling Investors, were cancelled and issued to John E. Imhoff. Thereafter, J.E. Funderburke, Robert Johnson and Easy Money, kept 150,000, 102,400 and 150,000 warrants, respectively, under the same terms and conditions.

  On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff, as part of the 2009 bridge loans, in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions.

  The Company issued the following 17% unsecured notes to related parties on the dates indicated (See Note 13):

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
Ronald W. Allen	$10,000	03/17/09	09/16/09	Current
Dolores Maloof	$25,000	03/19/09	05/27/09	Past Due
Ronald W. Hart	$10,000	04/10/09	10/09/09	Current
John E. Imhoff	$35,000	04/15/09	10/14/09	Current
Dolores Maloof	$25,000	04/17/09	05/27/09	Past Due
Ronald W. Hart	$6,000	04/23/09	10/22/09	Current
John E. Imhoff	$65,000	07/07/09	01/06/10	Current

  On December 1, 2008, the Company entered into the 2008 Loan Agreement (see Note 9). Among the Lenders were John E. Imhoff, William Zachary, Jr., Michael C. James, Dr. Ronald W. Hart and Ronald W. Allen, all directors of the Company.

  In March and April 2008, the Company issued four Director Notes to its Company directors in the amounts of $10,000 each (see Note 9).

  On March 12, 2007, the Company completed the restructuring of the Bridge Loan Agreement into an Amended and Restated Loan Agreement with existing and new creditors.  Pursuant to the Amended Loan, the existing bridge loans, under the Bridge Loan Agreement, were restructured and consolidated into new 2007 Convertible Notes, including those issued by GT, and new creditors became party to the Amended Loan (see Note 9) . The entire $4.7 million and accrued interest is considered a related party transaction, at December 31, 2007.

  The Amended Loan lenders included Mark A. Samuels, former Chairman, former Chief Executive Officer and former Acting Chief Financial Officer of Guided Therapeutics; Richard L. Fowler, Senior Vice President-Engineering of Guided Therapeutics; William D. Arthur, III, former President and former Chief Operating Officer of Sterling and former Secretary and a director of Guided Therapeutics; and, John E. Imhoff, a director of Guided Therapeutics, all of whom have a preexisting relationship with Guided Therapeutics, consisting of the ownership of an aggregate of approximately 29% of Guided Therapeutics's common stock.

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

  As of August 13, 2008, all severance and consulting payments have been paid to Dr. Pavlicek.

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

  11. Qualifying Accounts

  Allowance for Bad and Doubtful Accounts

  The Company has the following allowances for bad and doubtful debts (in thousands):

Balance as of December 31, 2007	$ 25
Additions during the year	-
25
Charged to expense during the year	-
Balance as of December 31, 2008	$ 25

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

  No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the year ended December 31, 2007 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

  The reconciliation of the amounts used in the basic earnings per share computations are as follows (in thousands, except per share amounts).

	Year Ended December 31, 2007	Year Ended December 31, 2008

Net (loss) income before discontinued operations	$1,225	$(4,810)
Preferred stock dividends	(325)	(274)
Deemed dividend on Series A convertible preferred stock	(3,811)	-
(Loss) from continuing operations attributable to common stockholders, basic	(2,911)	(5,084)
Discontinued operations, net of tax	1,791	-
Net (loss) income attributable to common stockholders, basic	$(1,120)	$(5,084)

Weighted average common shares outstanding	12,781	14,435

(Loss) per share from continuing operations	$(0.23)	$(0.35)
(Loss) per share from discontinued operations	$0.14	$0.00
TOTAL	$(0.09)	$(0.35)

  13. Subsequent Events

  On January 15, 2009, the Company issued options to purchase 1,000,000 shares of common stock to Mark Faupel, its Chief Executive Officer, at an exercise price of $0.38. The vesting period of the options is identical to the vesting periods of the options issued to all employees in 2008.

  On February 10, 2008, the Company announced that it's LightTouch™ non-invasive cervical cancer detection technology properly identified cervical disease missed by Pap tests and conventional pathology in a multi-site FDA pivotal clinical trial.  Based on the outcome of the study, the Company plans to submit the trial results to the FDA as part of the PMA application for the LightTouch™. The study protocol indicated that all subjects were referred after undergoing a Pap test, or had some other risk factor that fulfilled the referral criteria of the study.  Each subject was tested with the LightTouch investigational device and underwent an additional Pap test, colposcopic exam and biopsy.  Two generations of the investigational LightTouch™ were used in the trial.

  On April 13, 2009, the Company issued a 15% note to John E. Imhoff, as part of the 2009 Convertible Notes, in the amount of $535,660 to replace the notes purchased by Dr. Imhoff that were previously owned by J.E. Funderburke, Robert Johnson, John C. Imhoff and Easy Money (the "Selling Investors"), in the amounts of $154,403, $102,470, $158,787 and $150,000, respectively, under the same terms and conditions. With the re-purchase of the 2008 Convertible Notes by John E. Imhoff, 2,464,360 warrants, previously issued to the Selling Investors, were cancelled and issued to John E. Imhoff. Thereafter, J.E. Funderburke, Robert Johnson and Easy Money, kept 150,000, 102,400 and 150,000 warrants, respectively, under the same terms and conditions.

  On March 10, 2009, the Company issued 100,000 warrants for successful completion of December 2008 financing.

  On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff, as part of the 2009 bridge loans, in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions.

  Preliminary results from the study showed that the LightTouch™ performed better than the Pap test.  The investigational commercial version of the LightTouch™ detected approximately 46 percent more cervical disease than the Pap test - a statistically significant improvement. The Company completed the analyzing the study results and present the findings to the FDA in the second quarter of 2009.

  On April 30, 2009, the Company entered into a one year agreement for $750,000 with KMOT to co-develop non-invasive cancer detection products. The Company received $500,000 on the Agreement on May 15, 2009 and the balance of $250,000 is due by October 31, 2009.  The new development agreement follows two years of collaborative preparations to identify large market opportunities that would benefit from GT's proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on the Company's LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the FDA's premarket approval process. Lung cancer is the most prevalent cancer in the world and esophageal cancer ranks just below cervical cancer in newly diagnosed cases, according to the WHO.

  On May 21, 2009, the Company issued options to purchase 20,000 shares of common stock each, to all of its five directors, in lieu of their 2008 board-member compensation for the calendar year 2009. On the same day, Director James was issued options to purchase additional shares for his service on other board committees. The total share value of the directors' fees of $48,730 will be prorated for the fiscal year 2009, and reflected on the Company's statements of operations for the related periods.

  The Company issued the following 17% unsecured notes to related parties on the dates indicated (see Note 10):

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
Ronald W. Allen	$10,000	03/17/09	09/16/09	Current
Dolores Maloof	$25,000	03/19/09	05/27/09	Past Due
Ronald W. Hart	$10,000	04/10/09	10/09/09	Current
John E. Imhoff	$35,000	04/15/09	10/14/09	Current
Dolores Maloof	$25,000	04/17/09	05/27/09	Past Due
Ronald W. Hart	$6,000	04/23/09	10/22/09	Current
John E. Imhoff	$65,000	07/07/09	01/06/10	Current

  On June 19, 2009, the Company issued a 15% unsecured note in the amount of $10,000 to Ralph Abifadel.

  On July 15, 2009, the Company issued a 15% unsecured note in the amount of $100,000 to Dr. Lynne Weksler.

  14. Accounting Changes and Error Corrections

  On our previously filed Consolidated Statements of Operations for the year ended December 31, 2007, we included the gain on debt forgiveness of $5.8 million as part of operating income. Upon further review, under the guidance of FAS 154, the debt forgiveness was neither unusual in nature nor considered infrequent. Hence, we have reclassified the amount to "Non operating gain" on our statements of operations. All future filings will reflect the reclassification. Furthermore, we have amended the filing to separately disclose on the balance sheet the referenced related party notes payable in accordance with ARB 43, ch1 section A paragraph 5. All future filings will reflect the change in description.

  Item 9A. Controls and Procedures

  The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission ("Commission") rules and forms. The Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2008, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2008, due to the existence of the material weakness described below:

  Our Chief Executive Officer and Chief Financial Officer determined that material weaknesses existed in our internal control over financial reporting resulting from inadequate resources in out accounting and financial reporting group - a result of our changes in senior management in the second quarter of fiscal year 2007. This was evidenced by our inability to timely file our annual reports on Form 10-K for the fiscal years ended December 31, 2008 and 2007 and our quarterly reports on Form 10-Q for each of the fiscal quarters of 2008.

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

  There have been no changes in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

  Item 9B. Other Information

  The Company issued the following 17% unsecured notes to related parties on the dates indicated (See Note 13):

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
Ronald W. Allen	$10,000	03/17/09	09/16/09	Current
Dolores Maloof	$25,000	03/19/09	05/27/09	Past Due
Ronald W. Hart	$10,000	04/10/09	10/09/09	Current
John E. Imhoff	$35,000	04/15/09	10/14/09	Current
Dolores Maloof	$25,000	04/17/09	05/27/09	Past Due
Ronald W. Hart	$6,000	04/23/09	10/22/09	Current
John E. Imhoff	$65,000	07/07/09	01/06/10	Current

  PART III

  Item 10. Directors, Executive Officers And Corporate Governance

  Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers as of December 31, 2008:

Name	Age	Position with Guided Therapeutics
Mark L. Faupel, Ph.D.	54	Chief Executive Officer, Acting Chief Financial Officer, President and Director
Richard L. Fowler	52	Secretary and Senior Vice President of Engineering
Shabbir Bambot, Ph.D.	43	Vice President for Research and Development
Ronald W. Hart, Ph.D.	66	Director
John E. Imhoff, M.D.	57	Director
Michael C. James	50	Director
William E. Zachary, Jr.	66	Acting Chairman and Director
Ronald W. Allen	66	Director

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

  William E. Zachary, Jr. has served as a member of our Board of Directors since April 1999. Since 1971, Mr. Zachary has been a member with the law firm of Zachary & Segraves, P.A. of Decatur, Georgia, of which he is a founding member. He served on the Investigative Panel of the State Bar of Georgia Disciplinary Board from 1997 to 2000. Mr. Zachary was a founder and was chairman of the Board of Directors of Bank Atlanta from 1986 to 2000, at which time Bank Atlanta merged with Branch Bank & Trust Company. Mr. Zachary is a qualified arbitrator for the American Stock Exchange, served as a qualified arbitrator for the New York Stock Exchange until 2008 and served as an arbitrator for the National Association of Securities Dealers, Inc. until 2005.

  Ronald W. Allen was named a Director of Guided Therapeutics in September 2008. Mr. Allen retired as Delta's Chairman of the Board, President and Chief Executive Officer in July 1997, and had been its chairman of the board and Chief Executive Officer since 1987. He is a Director of The Coca-Cola Company, Aaron Rents, Inc., Aircastle Limited and Interstate Hotels & Resorts, Inc. He also is a board member of the St. Joseph's Translational Research Institute, which endeavors to turn new medical discoveries into tangible cures.

  Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

  Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2007, our officers, directors, with the exception of directors John Imhoff, M.D., Michael C. James and Ronald Hart who were delinquent in filing their Forms 3, and 10% stockholders were in compliance with all applicable filing requirements. We believe that Mr. James and Dr. Hart are now in compliance.

  Code of Ethics

  We have adopted a code of ethics that applies to all of our directors, officers and employees. To obtain a copy without charge, contact our Corporate Secretary, Guided Therapeutics, Inc., 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071. If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.guidedinc.com, under the "Investor Relations" tab under the tab "About Us." Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

  Material Changes to Security Holders Nomination Procedure

  There has been no material change to the procedures by which security holders may recommend nominees to the registrant's board of directors, since the last disclosure.

  Audit Committee

  The Board of Directors of Guided Therapeutics has adopted a written audit committee charter. All members of the audit committee are independent as defined in Rule 4200(a) (14) of the National Association of Securities Dealers' listing standards.

  For the fiscal year ended December 31, 2008, Mr. William E. Zachary, an Attorney by profession and Michael C. James, Certified Public Accountant, were members of the Audit Committee, Director Michael C. James is designated the Audit Committee Financial Expert.

  Item 11. Executive Compensation

  Summary Compensation Table

  The following table lists specified compensation we paid during each of the fiscal years ended December 31, 2007 and 2008 to the chief executive officer and our two other most highly compensated executive officers, collectively referred to as the named executive officers, in 2008:

  2007 and 2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Faupel, Ph.D. CEO & CFO	2008	228,000	-	-	-	-	-	-	228,000
	2007	215,000	-	-	-	-	-	-	215,000
Shabbir Bambot, Ph.D. VP of R&D	2008	160,000	-	-	-	-	-	-	160,000
	2007	143,000	-	-	120,000	-	-	-	263,000
Richard Fowler, Sr. VP of Engineering	2008	170,000	-	-	-	-	-	-	170,000
	2007	170,000	-	-	90,000	-	-	-	260,000
Mark A. Samuels, Former Chairman CEO & CFO	2008	-	-	-	-	-	-	-	-
	2007	114,648	-	-	-	-	5,260	-	119,908
William D. Arthur, Former President COO, Secretary	2008	-	-	-	-	-	-	-	-
	2007	180,000	-	-	-	-	-	-	180,000

  Dr. Faupel's 2008 compensation consisted of a base salary of $228,000 and usual and customary company benefits. His 2007 compensation consisted of a base salary of $215,000 and usual and customary company benefits. Dr. Faupel received no bonus or stock options in 2007 or 2008. In 2007, $93,846 of Dr. Faupel's salary was deferred. In 2008, $163,369 of Dr. Faupel's salary was deferred.

  Dr. Bambot's 2008 compensation consisted of a base salary of $160,000 and usual and customary company benefits. He received no bonus or stock options in 2008. In 2007, $29,150.00 of Dr. Bambot's salary was deferred. Dr. Bambot's 2007 compensation consisted of a base salary of $143,000 and usual and customary company benefits. He received no bonus and 400,000 stock options in December 2007.

  Mr. Fowler's 2008 compensation consisted of a base salary of $170,000 and usual and customary company benefits. He received no bonus and no stock options in December 2008. Mr. Fowler's 2007 compensation consisted of a base salary of $170,000 and usual and customary company benefits. He received no bonus and 300,000 stock options in December 2007. In 2008, $60,481 of Mr. Fowler's salary was deferred. In 2007, $39,230.76 of Mr. Fowler's salary was deferred

  Mr. Samuels' 2007 compensation consisted of salary and consulting fees of $114,648.79, usual and customary company benefits and $5,260.36 in payments toward insurance premiums for a term life policy, the proceeds of which are payable to Mr. Samuels' named beneficiary and dues. Mr. Samuels received no bonus or stock options in 2008, or 2007. During 2007, $10,209.03 of Mr. Samuels's salary was deferred. In 2006, $33,462 of Mr. Samuels' salary was deferred. The deferred salary was paid May 9, 2007. Mr. Samuels retired as CEO and President of the company in May 2007.

  Mr. Arthur's 2007 compensation consisted of a base salary of $180,000 and usual and customary company benefits. Mr. Arthur received no bonus and no stock options in 2007. In 2006, $65,419 of Mr. Arthur's salary was deferred. In 2005, $99,552 of Mr. Arthur's salary was deferred. The deferred salary was paid May 9, 2007. Mr. Arthur resigned from the company in May 2007.

  Outstanding Equity Awards to Officers at December 31, 2008
	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Under-lying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Mark Faupel, Ph.D. CEO & CFO	170,000	-	17,708	4.33	02/17/2013	-	-	-	-
Shabbir Bambot, Ph.D. VP of R&D	688,000	-	554,792	0.64	04/03/2018	-	-	-	-
Richard Fowler Sr. VP of Engineering	366,000	-	225,000	0.29	08/14/2017	-	-	-	-

  Outstanding Equity Awards to Directors at December 31, 2008
	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Under-lying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
William E. Zachary, Jr. Acting Chairman & Director	227,000	-	9,375	0.13	07/27/2017	-	-	-	-
John E. Imhoff, M.D. Director	20,000	-	-	0.00	05/14/2018	-	-	-	-
Ronald W. Hart, Ph.D. Director	1,000,000	-	-	0.13	01/19/2018	-	-	-	-
Michael C. James. Director	20,000	-	-	0.00	05/14/2018	-	-	-	-
Ronald W. Allen Director	500,000	-	-	0.33	09/03/2018	-	-	-	-

  For the fiscal year ended December 31, 2008, Mr. Michael C. James, Certified Public Accountant and Dr. John E. Imhoff were members of the compensation committee. The Company's compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion, the compensation committee will recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's proxy statement.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The following table lists information regarding the beneficial ownership of our common stock as of December 31, 2008 by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 4955 Avalon Ridge Parkway, Suite 300, Norcross, Georgia 30071.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Dr. John Imhoff (3) Cottage 441, 55 Rutledge Lane Sea Island, GA 31561	4,983,560	27.5%
Susan Imhoff (4) P. O. Box 31192 Sea Island, GA 31561	2,978,197	18.3%
David Musket (5) 125 Cambridge Park Drive Cambridge, MA 02140	2,235,047	13.6%
Easton Hunt Capital Partners, L.P. (6) 767 Third Avenue, 7th Floor New York, NY 10017	2,439,991	13.5%
ProMed Management Entities (7) 237 Park Avenue, 9th Floor New York, NY 10168	1,906,025	11.9%
Barry Kurokawa (8) 237 Park Avenue, 9th Floor New York, NY 10168	1,906,025	11.9%
Dolphin Offshore Partners, LP (9) 129 E. 17th Street, 2nd Floor New York, NY 10577	1,872,009	10.7%
Kuekenhof Equity Fund, LLP (10) 51 Gloria Drive Allendale, NJ 07401	1,810,194	10.4%
Michael C. James (11) 51 Gloria Drive Allendale, NJ 07401	1,810,194	10.4%
SDS Management, LLC (12) 53 Forest Avenue Old Greenwich, CT 06870	1,593,256	9.5%
Bob Bowie (13) 16 Kings Lane St. Simons Island, GA 31522	1,345,594	7.9%
Opaline International, Inc. (14) P.O. Box N-4837, Bayside Executive Park West Bay St., Nassau, Bahamas	1,142,256	6.8%
Dolores Maloof (15) 2669 Mercedes Drive Atlanta, GA 30345	914,809	5.8%
Ronald Hart (16)	949,025	5.7%
SF Capital Partners (17) 3600 South Lake Drive St. Francis, WI 53235	823,671	5.0%
Chestnut Ridge Partners (18) 50 Tice Blvd. Woodcliff Lake, NJ 07677	816,037	5.0%
Mark A. Samuels (19) 10320 Oxford Mill Circle Johns Creek, GA 30022	707,909	4.4%
Ronald W. Allen (20)	500,000	3.1%
Richard L. Fowler (21)	211,174	1.3%
Mark L. Faupel (22)	160,208	1.0%
William D. Arthur, III (23)	118,198	*
Shabbir Bambot (24)	107,271	*
William E. Zachary, Jr. (25)	58,776	*
Walter Pavlicek (26)	12,381	*
All directors and executive officers as a group (11 persons) (27)	9,618,697	27.9%

  _____________

  (*) Less than 1%.

  (1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

  (2) Percentage ownership is based on 15,623,251 shares of common stock outstanding, as well as all derivatives, on as if converted basis as of December 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to currently exercisable options, warrants or convertible preferred stock, or any such securities exercisable within 60 days after December 31, 2008, are deemed outstanding for purposes of computing the percentage ownership of the person holding those options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

  (3) Consists of 623,550 common shares, preferred shares convertible into 769,326 common shares, warrants to purchase 722,034 common shares and a note to purchase 188,457 common shares, all held by Dr. John Imhoff; and 1,872,838 common shares, warrants to purchase 383,329 common shares and a note to purchase 424,026 common shares held jointly along with spouse, Susan Imhoff.

  (4) Consists of preferred shares convertible into 76,926 common shares, warrants to purchase 126,850 common shares and a note to purchase 94,228 common shares, all held by Susan Imhoff; and 1,872,838 common shares, warrants to purchase 383,329 common shares and a note to purchase 424,026 common shares held jointly along with spouse, John Imhoff. Dr. Imhoff is on the Board of Directors.

  (5) Consists of preferred shares convertible into 230,800 common shares and warrants to purchase 98,222 common shares held by Mr. Musket, as well as a total of 1,730,757 in securities held by the ProMed Management entities; Mr. Musket is General Partner.

  (6) Consists of preferred shares convertible into 1,923,326 common shares and warrants to purchase 516,665 common shares held by Easton Hunt Capital Partners, L.P. According to the Schedule 13G (previously filed) dated June 28, 2007, each of Easton Hunt Capital Partners, L.P., EHC GP, LP and EHC, Inc. has sole voting and dispositive power with respect to such shares.

  (7) Consists of 1,150,824 common shares and warrants to purchase 246,278 common shares held by ProMed Partners, LP; 175,270 common shares and warrants to purchase 37,970 common shares held by ProMed Partners, II, LP; 156,923 common shares and warrants to purchase 38,760 common shares held by ProMed Offshore Fund, Ltd., and; warrants to purchase 100,000 common shares held by ProMed Offshore Fund II, Ltd., each of which reports sole voting and dispositive power with respect to all of its shares. ProMed Asset Management LLC, ProMed Management, Inc. and David Musket have sole or shared voting and investment power with respect to these shares.

  (8) Consists of the securities held by the ProMed Management entities; Barry Kurokawa is Managing Director.

  (9) Consists of preferred shares convertible into 1,538,674 common shares and warrants to purchase 333,335 common shares held by Dolphin Offshore Partners, LP.

  (10) Consists of warrants convertible into 778,673 common shares and a note to purchase 1,031,521 common shares held by Kuekenhof Equity Fund, LLP.

  (11) Consists of securities held by Kuekenhof Equity Fund, LLP; Michael C. James is Managing Partner. Mr. James is on the Board of Directors.

  (12) Consists of 378,512 common shares, preferred shares convertible into 964,744 common shares and warrants to purchase 250,000 common shares held by SDS Management, LLC.

  (13) Consists of warrants convertible into 638,883 common shares and a note to purchase 706,711 common shares held by Bob Bowie.

  (14) Consists of warrants convertible into 461,538 common shares and a note to purchase 680,718 common shares held by Opaline International, Inc.

  (15) Consists of 727,474 common shares and warrants to purchase 187,335 common shares held by Mrs. Maloof; and 235,526 common shares held by Mrs. Maloof's spouse, for which she claims no beneficial interest

  (16) Consists of warrants to purchase 153,846 common shares, a note to purchase 170,179 common shares and 625,000 shares subject to stock options that are exercisable within 60 days after December 31, 2008 held by Hart Management, LLC, Ronald Hart, owner. Dr. Hart is on the Board of Directors.

  (17) Consists of preferred shares convertible into 677,006 common shares and warrants to purchase 146,665 common shares held by SF Capital Partners.

  (18) Consists of 105,528 common shares (converted from Note), warrants to purchase 384,615 common shares and a note to purchase 325,894 common shares held by Chestnut Ridge Partners.

  (19) Consists of 325,498 common shares, preferred shares convertible into 153,874 shares, warrants to purchase 166,457 common shares and a note to purchase 62,078 common shares held by Mr. Samuels. Mr. Samuels resigned as Chairman and Chief Executive Officer on May 11, 2007.

  (20) Consists of 500,000 shares held by Mr. Allen subject to stock options that are exercisable within 60 days after December 31, 2008. Mr. Allen is on the Board of Directors.

  (21) Consists of 9,476 common shares, warrants to purchase 56,120 common shares and a note to purchase 62,078 common shares held by Mr. Fowler; and 83,500 shares subject to stock options that are exercisable within 60 days after December 31, 2008.

  (22) Consists of 160,208 shares held by Dr. Faupel subject to stock options that are exercisable within 60 days after December 31, 2008.

  (23) Consists of warrants to purchase 56,120 common shares and a note to purchase 62,078 common shares held by Mr. Arthur. Mr. Arthur resigned as President and Chief Operating Officer of subsidiary Sterling Medivations, Inc. on May 11, 2007.

  (24) Consists of 107,271 shares held by Mr. Bambot subject to stock options that are exercisable within 60 days after December 31, 2008.

  (25) Consists of 13,963 shares held by Mr. Zachary and 44,813 shares subject to stock options that are exercisable within 60 days after December 31, 2008. Mr. Zachary is on our Board of Directors.

  (26) Consists of 12,381 common shares held by Mr. Pavlicek. Mr. Pavlicek resigned as Vice President of Operations on May 11, 2007.

  (27) Consists of 2,857,706 common shares, preferred shares convertible into 766,357 common shares and warrants to purchase 2,316,580 common shares, notes to purchase 2,157,262 common shares held by the directors and executive officers; and 1,520,792 shares subject to stock options that are exercisable within 60 days after December 31, 2008.

  Please refer to Item 5, above for the Equity Plan Table, as of year ended December 31, 2009.

  Item 13. Certain Relationships and Related Transactions and Director Independence

  On April 13, 2009, the Company issued a 15% note to John E. Imhoff, one of the Company's directors, as part of the 2009 Convertible Notes, in the amount of $535,660 to replace the notes purchased by Dr. Imhoff that were previously owned by J.E. Funderburke, Robert Johnson, John C. Imhoff and Easy Money (the "Selling Investors"), in the amounts of $154,403, $102,470, $158,787 and $150,000, respectively, under the same terms and conditions. With the re-purchase of the 2008 Convertible Notes by John E. Imhoff, 2,464,360 warrants, previously issued to the Selling Investors, were cancelled and issued to John E. Imhoff. Thereafter, J.E. Funderburke, Robert Johnson and Easy Money, kept 150,000, 102,400 and 150,000 warrants, respectively, under the same terms and conditions. The note was part of the 15% subordinated secured convertible notes due December 1, 2011 (the "2008 Convertible Notes")

  On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff, one of the Company's Directors as part of the 2009 bridge loans, in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions. The note is due on October 14, 2009.

  Between March and April 2009, we received loans and issued promissory notes to: Ron Allen, a director, for $10,000; Ronald W. Hart, a director, for a total of $16,000; John E. Imhoff, a director, for $35,000 and to Dolores Maloof, an individual, for $ 50,000. The interest rate on the notes is 17% and is due six months from issuance. All notes are current, except for a $25,000 note issued to Dolores Maloof that is past due.

  In March and April 2008, the Company issued four short-term unsecured promissory notes (the "Director Notes") to its Company directors in the amounts of $10,000 each. This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes. The issuances of the Director Notes were related party transactions (see Note 9 & 10 to the financial statements accompanying this report).

  Between April and September 2008, we received loans and issued a promissory note to Dolores Maloof, an individual, for a total of $512,358. The interest rate on the 2008 Convertible Note is 15% and is due on December 1, 2011.

  On January 2, 2008, we received a loan and issued a promissory note to Dolores Maloof, an individual, for $100,000. The interest rate on the promissory note was 13% and was due on April 2, 2008. This note was converted into the 15% 2008 Convertible Note.

  Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Messrs. Zachary, Allen and James, and Drs. Hart and Imhoff are independent directors.

  Item 14. Principal Accountant Fees and Services

  UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

  UHY LLP was retained in the second half of the fiscal year ended December 31, 2007 and was not paid for professional services, which include fees associated with the annual audit of financial statements, review of our quarterly reports on Form 10-Q.

  We were billed by UHY, LLP $224,579 during the fiscal year ended December 31, 2008, for professional services, which include fees associated with the annual audit of financial statements, review of our quarterly reports on Form 10-Q.

  We were billed by Eisner, LLP $203,900 during the fiscal years ended December 31, 2007, We were also billed by UHY, LLP $29,986 during the fiscal year ended December 31, 2007, for professional services, which include fees associated with the annual audit of financial statements, review of our quarterly reports on Form 10-Q.

  Tax Fees

  UHY LLP was not engaged for and did not bill us for any tax services in 2007 and 2008.

  All Other Fees

  There were no other fees for services rendered by UHY LLP or Eisner, LLP during the fiscal years ended December 31, 2008 and 2007.

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

  EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1(1)	Certificates of Incorporation, as amended on February 22, 2008
3.2	Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed March 29, 2004).
3.3	Amended Bylaws (incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amended Registration Statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2	Form of Warrant 2 (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K, filed March 29, 2004).
4.3	Registration Rights Agreement, dated March 26, 2004 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed March 29, 2004).
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

4.9(1)	Form of Guided Therapeutics 2008 Common Stock Warrant
10.1	1997 Employee Stock Purchase Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.3	2000 Amendment to the 1995 Stock Plan, as amended (incorporation by reference to Appendix 1 to the Definitive Proxy Statement filed April 24, 2000).
10.4	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10 to the Amended Quarterly Report on Form 10-QSB/A, filed November 14, 2005).
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
10.15

  Consulting and Severance Agreement between SpectRx, Inc. and Dr. Walter Pavlicek, dated May 7, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant'
  s Current Report of Form 8-K/A, filed June 5, 2007).

10.16	Severance Agreement between SpectRx, Inc. and William Arthur, III, dated May 7, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant' s Current Report of Form 8-K/A, filed June 5, 2007).
10.17

  Asset Purchase Agreement by and among ICU Medical, Inc., SpectRx Inc., and Sterling Medivations, Inc., dated May 9, 2007(incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10QSB, filed October 23, 2007).

10.18(1)	Note Purchase Agreement by and among certain investors stated therein and Guided Therapeutics, Inc. dated December 1, 2008
16.1	Letter Re: Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A, filed November 6, 2007).
23.2(1)	Consent of UHY LLP.
31(1)	Rule 13a - 14(a) / 15d - 14(a) Certification.
32(1)	Section 1350 Certification.

  * Confidential treatment granted for portions of these agreement.

  (1) Filed herewith.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President and Chief Executive Officer

Date:	July 27, 2009

  KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark L. Faupel his attorney-in-fact, and each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
July 27, 2009	/s/ Mark L. Faupel Mark L. Faupel	President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer)

July 27, 2009	/s/ William E. Zachary William E. Zachary	Acting Chairman and Director

July 27, 2009	/s/ Ronald W. Allen Ronald W. Allen	Director

July 27, 2009	/s/ John E. Imhoff	Director
John E. Imhoff

July 27, 2009	/s/ Michael C. James	Director
Michael C. James

July 27, 2009	/s/ Ronald W. Hart Ronald W. Hart	Director

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

  (c) Evaluated the effectiveness of the registrant'
  s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant 's internal control over financial reporting.

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant'
  s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (e) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (f) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 27, 2009	/s/ Mark L. Faupel Mark L. Faupel President, Chief Executive Officer and Acting Chief Financial Officer

  EXHIBIT 32

  SECTION 1350 CERTIFICATION

  In connection with the Annual Report of Guided Therapeutics, Inc. (the "Company") on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark L. Faupel, President, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  Date: July 27, 2009

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel
  Title: President, Chief Executive Officer and
  Acting Chief Financial Officer