Form 10-K/A
period 2008-12-31
GUIDED THERAPEUTICS INC
filed 2009-07-28
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A1

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

EXPLANATORY NOTE

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on July 27, 2009 (the "Original Filing") to amend the Report of Independent Registered Public Accounting Firm and note 13 in the Notes to the Financial Statements, each contained in Item 8 of the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change any other information in the financial statements or any other items or disclosures in the Original Filing.   This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.  In addition, as further required by Rule 12b-15, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

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

  Item 8. Financial Statements and Supplementary Data

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders of Guided Therapeutics, Inc. and its Subsidiaries, formerly known as SpectRx, Inc.
  Atlanta, Georgia

  We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in capital deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

  Preliminary results from the study showed that the LightTouch™ performed better than the Pap test.  The investigational commercial version of the LightTouch™ detected approximately 46 percent more cervical disease than the Pap test - a statistically significant improvement. The Company has conducted a preliminary analysis of the study results and expects to present its findings to the FDA later in 2009.

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

  EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificates of Incorporation, as amended on February 22, 2008
3.2	Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, filed March 29, 2004).
3.3	Amended Bylaws (incorporated by reference to Exhibit 3.2A to the Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amended Registration Statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2	Form of Warrant 2 (incorporated by reference to Exhibit 99.6 to the Current Report on Form 8-K, filed March 29, 2004).
4.3	Registration Rights Agreement, dated March 26, 2004 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, filed March 29, 2004).
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

4.9	Form of Guided Therapeutics 2008 Common Stock Warrant
10.1	1997 Employee Stock Purchase Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.3	2000 Amendment to the 1995 Stock Plan, as amended (incorporation by reference to Appendix 1 to the Definitive Proxy Statement filed April 24, 2000).
10.4	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10 to the Amended Quarterly Report on Form 10-QSB/A, filed November 14, 2005).
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

10.18	Note Purchase Agreement by and among certain investors stated therein and Guided Therapeutics, Inc. dated December 1, 2008
16.1	Letter Re: Change in Certifying Accountants (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A, filed November 6, 2007).
23.2(1)	Consent of UHY LLP.
31(1)	Rule 13a - 14(a) / 15d - 14(a) Certification.
32(1)	Section 1350 Certification.

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

Date: July 28, 2009	/s/ Mark L. Faupel Mark L. Faupel President, Chief Executive Officer and Acting Chief Financial Officer

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

  Date: July 28, 2009

  /s/ MARK L. FAUPEL

  Name: Mark L. Faupel
  Title: President, Chief Executive Officer and
  Acting Chief Financial Officer