Form 10-Q
period 2009-03-31
GUIDED THERAPEUTICS INC
filed 2009-08-18
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2009
Commission File No. 0-22179

GUIDED THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

4955 Avalon Ridge Parkway, Suite 300 Norcross, Georgia 30071 (Address of principal executive offices) (Zip Code)

(770) 242-8723
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer _____ Accelerated filer ____ Non-accelerated filer_____ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes [   ]  No [X]

As of August 14, 2009, the registrant had outstanding 16,852,823 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF
	(In Thousands Except Per Share Data)

ASSETS	December 31,	March 31,
	2008	2009
CURRENT ASSETS:	(Audited)	(Unaudited)

Cash and cash equivalents	$68	$9
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2008 and March 31, 2009	164	160
Other current assets	46	50
Total current assets	278	219

Property and equipment, net	11	9
Deferred debt issuance costs, net	512	434
Capitalized cost of internally developed software	23	29
Other assets	51	51
Total noncurrent assets	597	523

TOTAL ASSETS	$875	$742

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Short term notes payable	75	120
Notes payable – past due	581	607
Accounts payable	1,337	1,373
Accrued liabilities	794	932
Deferred revenue	167	42
Dividends payable – Series A	1,600	1,663
Advances payable – Roche	381	381
Total current liabilities	4,935	5,118

OTHER LIABILITIES:
3rd Party Investment in Subsidiary	-	104
Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $4.6 million and $4.0 million, at December 31, 2008 and March 31, 2009 respectively, to debt holders and related parties	3,583	4,382

TOTAL LIABILITIES	$8,518	$9,604

COMMITMENTS & CONTINGENCIES (Note 6)

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 336 shares issued and outstanding as of December 31, 2008 and March 31, 2009 (liquidation preference $7,755 as of December 31, 2008 and March 31, 2009)	3,069	3,069
Common stock, $.001 par value; 100,000 shares authorized, 15,623 and 15,700 shares issued and outstanding as of December 31, 2008 and March 31, 2009.	16	16
Additional paid-in capital	58,784	58,857
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(69,408)	(70,700)
TOTAL CAPITAL DEFICIT	(7,643)	(8,862)

TOTAL LIABILITIES AND CAPITAL DEFICT	$875	$742

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	(In Thousands Except Per Share Data)

	2008	2009
REVENUE:
Service revenue	$325	$181
COSTS AND EXPENSES:
Research and development	470	304
Sales and Marketing	10	14
General and administrative	437	465
Total	917	783

Operating loss	(592)	(602)

OTHER INCOME	27	-
INTEREST EXPENSE, net	(218)	(711)

NET LOSS FROM CONTINUING OPERATIONS	(783)	(1,313)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(783)	(1,313)

PREFERRED STOCK DIVIDENDS	(78)	(63)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(861)	$(1,376)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS	$(0.06)	$(0.09)

WEIGHTED-AVERAGE SHARES BASIC AND DILUTED	13,354	15,700

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2008	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(783)	$(1,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Amortization and accretion of deferred financing costs, notes and warrants	120	590
Stock based compensation	12	88
Changes in operating assets and liabilities:
Accounts receivable	(407)	4
Other current assets	(10)	(4)
Accounts payable	524	36
Deferred Revenue	-	(125)
Accrued liabilities	279	457
Total adjustments	520	1,048

Net cash used in continuing operations	(263)	(265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	-	(6)

Net cash used in investing activities	-	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to debt holders and related parties	260	45
Proceeds from 3rd party investment in subsidiary	-	104
Proceeds from subscription receivable	-	63

Net cash provided by financing activities	260	212

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3)	(59)

CASH AND CASH EQUIVALENTS, beginning of year	3	68

CASH AND CASH EQUIVALENTS, end of period	$-	$9

SUPPLEMENTAL SCHEDULE OF:
NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends in the form of preferred stock and redeemable convertible preferred Stock	$78	$63
Notes payable and accrued interest converted into common stock	-	48
Interest	$204	$300

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”), collectively referred to herein as the “Company.”  These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of December 31, 2008 and March 31, 2009, results of operations for the three months ended March 31, 2008 and 2009, and cash flows for the three months ended March 31, 2008 and 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2008.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2009, it had an accumulated deficit of approximately $70.7 million. Through March 31, 2009, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  At March 31, 2009, the Company’s current liabilities exceeded current assets by approximately $4.9 million and it had a capital deficit due principally to its recurring losses from operations.  As of March 31, 2009, the Company was past due on payments due under its Convertible Notes payable in the amount of $607,000 and under a 90-day 17% convertible, unsecured note payable in the amount of $50,000.  In December 2008, the Company issued $2.3 million in 2008 Convertible Notes (see Note 8).  Of this amount, $1.3 million represents existing loans that were converted into 2008 Convertible Notes. During 2009 the Company has issued additional short term notes to fund operations.

 If sufficient capital cannot be raised at some point in the third quarter of 2009, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta Optical, Inc. (“KMOT”) development agreement (described below) and additional National Cancer Institute (“NCI”) or other grant funding.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

The Company has been seeking a new strategic partner and on April 30, 2009, signed a one-year exclusive negotiation and development agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with KMOT. The exclusive negotiation agreement will expire on April 29, 2010; however,, it can be renewed for an additional year by consent between KMOT and the Company.  We were paid a fee in this regard of $500,000, with the balance of $250,000 payable on November 1, 2009.  Currently, we are working on extending the agreement for an additional year and considering a long-term agreement with KMOT.

Reclassification

None

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2008 included in our annual report on Form 10-K/A, as amended, filed with the Securities and Exchange Commission (“SEC”).

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three Final Staff Positions (“FSP”) on Financial Accounting Standards (“FAS”) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

On January 12, 2009, the FASB issued FSP 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  FASB FSP 99-20-1 amends the impairment guidance in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets.” The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The adoption of the technical amendment of FSP FAS No. 132(R)-1 had no impact on its consolidated financial position and results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of FSP FAS No. 140-4 had no impact on its consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FASB 142 “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 142-3 had no impact on its consolidated financial position and results of operations.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 had no impact on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

3.    INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2008 and March 31, 2009, the Company had no inventory.

4.    STOCK-BASED COMPENSATION

Prior to December 31, 2005, the Company used the intrinsic value method for valuing its employee/director awards of stock options and recording the related compensation expense, if any, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in the Company’s net loss, as all options granted have exercise prices equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share Based Payment," which requires public companies to measure the cost of employee, officer and director services received in exchange for stock-based awards at the fair value of the award on the date of grant.  SFAS No. 123R supersedes the Company's previous accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted the Company to account for such compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees.”  In accordance with APB No. 25 and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's stock option plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The Company applied the modified prospective transition method upon adoption of SFAS No. 123R.  Under the modified prospective transition method, compensation cost is required to be recorded as earned for all unvested stock options outstanding at the beginning of the first year of adoption of SFAS No.123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimated, in accordance with the provisions of SFAS No. 123R.  The Company's financial statements, as of and for the year ended December 31, 2008, reflect the impact of SFAS No. 123R but, in accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

For the quarter ended March 31, 2009, share-based compensation for options attributable to employees and officers was approximately $88,000 and has been included in the Company's first quarter 2009 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2009, the Company had approximately $618,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately four years.

The Company has a 1995 stock option plan (the “Plan”) approved by its stockholders for officers, directors and key employees of the Company and consultants to the Company.  Participants are eligible to receive incentive and/or nonqualified stock options.  The aggregate number of shares that may be granted under the Plan is 6,455,219 shares.  The Plan is administered by the compensation committee of the board of directors.  The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company’s activity under the Plan as of March 31, 2009 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2009	4,306,500	$0.47
Granted	1,000,000	$0.38
Cancelled	(10,000)	$6.25
Outstanding, March 31, 2009	5,296,500	$0.37	5.50	$57

Vested and exercisable, March 31, 2009	3,594,622	$0.49	6.39	$0

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

5.     LITIGATION

None

6.     STOCKHOLDERS' EQUITY

Common Stock

On October 25, 2007, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50,000,000 to a total of 100,000,000 shares and a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock, the final ratio to be determined within the sole discretion of the Board of Directors. As of the filing date of this report, no reverse stock split had taken place.

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

           Series A Convertible Preferred Stock

At March 31, 2009, the Company had outstanding 335,767 shares of series A convertible preferred stock, having a stated value of $15.00 per share. The original conversion price of the series A convertible preferred was $1.50.  As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total.  The deemed dividend has no effect on total capital deficit.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 5% per share.  Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of March 31, 2009, it had an accumulated deficit of approximately $70.7 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

Each share of series A convertible preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing the sum of (i) $15.00 (as adjusted for changes in the series A convertible preferred stock by stock split, stock dividend, and the like) referred to as the invested amount, plus (ii) all declared or accrued but unpaid dividends on such shares of series A convertible preferred stock, by the conversion price per share.  The per share conversion price was $1.50, but was reset to $0.65 in March 2007 (see Note 8).  The conversion price is subject to adjustment under certain circumstances to protect the holders of series A convertible preferred stock from dilution relative to certain issuances of common stock, or securities convertible into or exercisable for common stock.  Subject to certain exceptions, if the Company issues common stock, or such other securities, at a price per share less than the then effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 1,158,719 shares remained available at March 31, 2009 and 5,296,500 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of March 31, 2009.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At March 31, 2009, options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,576,500	$ 0.17	7.99	1,487,135	$ 0.17
$ 0.30 - $ 0.33	2,506,000	$ 0.20	6.36	1,532,375	$ 0.22
$ 0.34 - $ 0.70	1,039,000	$ 0.01	0.21	400,111	$ 0.03
$ 1.10 - $ 4.46	33,000	$ 1.65	3.83	33,000	$ 1.65
$ 5.00 - $ 9.00	97,000	$ 6.43	1.77	97,000	$ 6.43
$ 10.13 - $ 16.50	45,000	$ 11.25	1.15	45,000	$ 11.25
Total	5,296,500	$ 0.37	5.50	3,594,621	$ 0.49

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of March 31, 2009, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of March 31, 2009:

Warrants		Exercise Price	Expiration Date
189,000	(1)	0.65	08/30/2013
400,000	(2)	0.65	02/05/2014
68,000	(3)	0.65	11/20/2013
100,000	(4)	2.00	07/07/2009
7,485,061	(5)	0.78	02/23/2012
15,000	(6)	0.78	03/01/2012
400,000	(7)	0.65	04/02/2013
240,385	(8)	0.78	07/04/2014
11,558,878	(9)	0.65	12/01/2014
20,456,324

(1)
Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share, associated with the settlement of a dispute in August of 2005, the warrant modification required adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share. At March 31, 2007, approximately $6,000 was charged to expense, based on the repricing.

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

(4)
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

(6)
Consists of warrants to purchase common stock at a purchase price of $0.78 per share, issued in conjunction with an amended and restated loan agreement, executed in March 2007.  These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  The fair value of these warrants was approximately $6,000 at March 31, 2007.  This amount has been expensed in the Company’s statement of operations for the nine months ended September 30, 2007.

(7)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with a short term loan agreement, executed on April 2, 2008. These warrants are subject to reset to the same prices as the Company's Series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

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

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of March 31, 2009, no such InterScan financing had occurred.

7.     (LOSS) INCOME PER COMMON SHARE

(Loss) income per common share is computed using SFAS No. 128, “Earnings per Share.” SFAS No. 128 established standards for the computation, presentation and disclosure of earnings per share.

Basic net (loss) or income per share attributable to common stockholders amounts are computed by dividing the net (loss) or income plus preferred stock dividends and deemed dividends by the weighted average number of shares outstanding during the period.

No diluted per share amount is calculated when a loss from continuing operations exists, even though the Company has net income. Hence potential dilutive securities for the 2008 periods and the three months ended March 31, 2009 were excluded from the loss per share calculations due to the net loss from continuing operations and their anti-dilutive effect.

8.     NOTES PAYABLE

In March and April 2008, the Company issued four short-term unsecured promissory notes (the “Director Notes”) to its Company directors in the amounts of $10,000 each.  This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes.

On April 10, 2008, the Company issued a new short-term unsecured promissory note to Dolores Maloof in the amount of $400,000. The note matured on July 10, 2008, with an interest rate of 13%, and contained an obligation to issue a total of 400,000 warrants to purchase shares of the Company’s common stock at $0.65 per share.  Under the agreement governing the note, the note was past due; however, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes.

Between May 23 and July 7, 2008, the Company received a total of $625,000, as part of a new note purchase agreement, effective July 7, 2008. The notes carried 30% warrant coverage at 78 cents. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes (see Note 10).

Between August 6 and December 1, 2008, the Company received a total of $610,000, as well as subscription agreements totaling ($440,000) pursuant to the 2008 Loan Agreement (see Note 9). The 2008 Convertible Notes issued pursuant to the 2008 Loan Agreements are due and payable on December 1, 2011, carry a 15% interest rate, contain an option to convert into the Company’s common stock or into other financing, and were issued along with Warrants for five shares of the Company’s common stock per dollar invested at an exercise price of $0.65 per share.

On December 1, 2008, the Company entered into a Note Purchase Agreement (the "2008 Loan Agreement ") with 29 existing and new lenders (the "Lenders"), pursuant to which the Company issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 (the “2008 Convertible Notes”) and warrants exercisable for 11,558,878 shares of the Company’s common stock (the “2008 Warrants”).

The 2008 Convertible Notes are subordinated to the existing senior secured obligations of the Company, which are secured by (a) a first in priority lien on all of the Company’s assets; (b) a guaranty by the Company's wholly owned subsidiary, InterScan; (c) a lien on all of InterScan's assets; and (d) a pledge on all issued and outstanding stock of the Company and InterScan.  No payments will be due under the 2008 Convertible Notes until they mature on December 1, 2011 (the "Maturity Date").  The 2008 Convertible Notes bear interest at 15% per year, payable on the Maturity Date, absent an event of default, in which case the interest rate increases to 20%.

The 2008 Convertible Notes are convertible into approximately 3,556,580 shares of the Company’s common stock, at a conversion rate of $0.65 per share subject to certain adjustments. The 2008 Warrants are immediately exercisable for 11,558,878 shares at an exercise price of $0.65 per share, subject to certain adjustments. The 2008 Loan Agreement also provides certain registration rights to the Lenders with respect to the shares of the Company’s common stock underlying the 2008 Notes and Warrants. On December 1, 2008, the relative fair value of the warrants was approximately $1.7 million. The debt discount will accrete over the 36-month term of the 2008 Convertible Notes payable using the effective interest method.

Approximately $1.3 million of the proceeds from the 2008 Loan Agreement was used to convert existing debt into 2008 Convertible Notes as described below. The remaining funds were used in product development, working capital and other corporate purposes. At March 31, 2009, one Lender has a subscription agreement totaling $98, 000 outstanding, relating to the December 1, 2008 financing.

The unsecured note issued to Dolores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, was converted into the 2008 Convertible Note, as were notes issued under the note purchase agreement, dated July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by John E. Imhoff and eleven other designated investors.

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

On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into an Amended and Restated Loan Agreement (“Amended Loan”) with existing and new creditors.  Pursuant to the Amended Loan, the Company’s then-existing indebtedness was restructured and consolidated into new 13% senior secured convertible notes (the “2007 Convertible Notes”).  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010.  No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%.  The 2007 Convertible Notes are convertible into of the Company’s common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company’s common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of the Company’s common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable.  The fair value of the warrant to purchase 15,000 shares of the Company’s common stock was approximately $6,000 at December 31, 2007.  This amount was expensed in the Company’s statement of operations for the period then ended.  The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $3.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others will also be amortized over 36 months, using the effective interest method. At March 31, 2009, approximately $4.0 million of debt discount remained unamortized.

The Amended Loan is a senior secured obligation of the Company’s and is secured by (a) a first in priority lien on all of the Company’s assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company’s SimpleChoice business unit and related intellectual property.

The Amended Loan also provides certain registration rights with respect to the shares of the Company’s common stock underlying the 2007 Convertible Notes and warrants to the lenders. In addition, the 2007 Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more.  The penalty for the late registration of the underlying common stock, as outlined in the Amended Loan, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the year ended December 31, 2007, as the Company currently expects that the registration statement will not be filed.

Of the proceeds from the Amended Loan, approximately $1.9 million was used to convert debt from the previous loans into debt from the Amended Loan, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the 2007 Convertible Notes and the warrants changed the conversion price of the Company's series A convertible preferred stock from $1.50 to $0.65, the exercise price of certain of the Company's warrants from $2.25 to $0.81 and the exercise price of certain of the Company’s warrants issued in August 2005 from $1.50 to $0.65, as described above under Note 6 (Stockholders’ Equity). The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total.  The deemed dividend has no net effect on stockholders’ equity.

Subject to customary adjustments (which include full ratchet anti-dilution provisions), the 2007 Convertible Notes associated with the Amended Loan are convertible into approximately 7,285,061 common shares and the warrants are exercisable for approximately 7,946,061 shares of common stock, including warrants issued to placement agent. The warrants are currently exercisable. The 2007 Convertible Notes are convertible into the Company’s common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of the Company’s common stock at a price of $0.78 per share; both are subject to certain adjustments.  The Amended Loan also provides certain registration rights with respect to the shares of the Company’s common stock underlying the 2007 Convertible Notes and warrants to the Amended Loan lenders.  The 2007 Convertible Notes will automatically convert into convertible preferred stock, upon the completion of a convertible preferred financing of $5 million or more.

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

Furthermore, InterScan, our wholly owned subsidiary entered into an agreement with a third party investor who paid $104,000 in certain Intellectual Property (IP) royalty payment on behalf of InterScan. InterScan has the option of paying the third party back in common shares to be issued or allowed the Investor to own 49% of InterScan.

9.     RELATED PARTY TRANSACTIONS

On April 13, 2009, the Company issued a 15% note to John E. Imhoff, as part of the 2009 Convertible Notes, in the amount of $535,660 to replace the notes purchased by Dr. Imhoff that were previously owned by four investors (the “Selling Investors”), in the amounts of $154,403, $102,470, $158,787 and $150,000, under the same terms and conditions. With the re-purchase of the 2008 Convertible Notes by John E. Imhoff, 2,464,360 warrants, previously issued to the Selling Investors, were cancelled and issued to John E. Imhoff.  Thereafter, three of the four Selling Investors kept 150,000, 102,400 and 150,000 warrants, respectively, under the same terms and conditions.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff, as part of the 2009 bridge loans, in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions.

The Company issued 17% unsecured notes to the following persons on the dates indicated:

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

On December 1, 2008, the Company entered into the 2008 Loan Agreement. Among the Lenders were John E. Imhoff, William Zachary, Jr., Michael C. James, Dr. Ronald W. Hart and Ronald W. Allen, all directors of the Company.

In March and April 2008, the Company issued four Director Notes to its directors in the amounts of $10,000 each.

10.     SUBSEQUENT EVENTS

On April 13, 2009, the Company issued a 15% note to John E. Imhoff, as part of the 2009 Convertible Notes, in the amount of $535,660 to replace the notes purchased by Dr. Imhoff that were previously owned by the Selling Investors, in the amounts of $154,403, $102,470, $158,787 and $150,000, respectively, under the same terms and conditions. With the re-purchase of the 2008 Convertible Notes by John E. Imhoff, 2,464,360 warrants, previously issued to the Selling Investors, were cancelled and issued to John E. Imhoff.  Thereafter, three of the four Selling Investors kept 150,000, 102,400 and 150,000 warrants, respectively, under the same terms and conditions.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff, as part of the 2009 bridge loans, in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions.

With regard to the company’s primary focus of business, preliminary results from the FDA pivotal study showed that the LightTouch™ performed better than the Pap test.  The investigational commercial version of the LightTouch™ detected approximately 46 percent more cervical disease than the Pap test – a statistically significant improvement. The Company has conducted a preliminary analysis of the study results and expects to present its findings to the FDA later in 2009.

On April 30, 2009, the Company entered into a one year agreement for $750,000 with KMOT to co-develop non-invasive cancer detection products.  The Company received $500,000 on the Agreement on May 15, 2009 and the balance of $250,000 is due by November 1, 2009.  The new development agreement follows two years of collaborative preparations to identify large market opportunities that would benefit from GT’s proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on the Company’s LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the FDA’s premarket approval process.  Lung cancer is the most prevalent cancer in the world and esophageal cancer ranks just below cervical cancer in newly diagnosed cases, according to the WHO.

On May 21, 2009, the Company issued options to purchase 20,000 shares of common stock each, to all of its five directors, in lieu of their 2009 board-member compensation for the calendar year 2009. On the same day, Director James was issued options to purchase additional shares for his service on other board committees. The total share value of the directors’ fees of $48,750 will be expensed during current fiscal year 2009.

The Company issued 17% unsecured notes to the following related parties on the dates indicated (see Note 9):

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
Ronald W. Hart	$10,000	04/10/09	10/09/09	Current
John E. Imhoff	$35,000	04/15/09	10/14/09	Current
Dolores Maloof	$25,000	04/17/09	05/27/09	Past Due
Ronald W. Hart	$6,000	04/23/09	10/22/09	Current
John E. Imhoff	$65,000	07/07/09	01/06/10	Current

On June 19, 2009, the Company issued a 15% unsecured note in the amount of $10,000 to a new investor.

On July 15, 2009, the Company issued a 15% unsecured note in the amount of $100,000 to a new investor.

On July 23, 2009 and July 30, 2009, the Company was paid for and issued a Subscription Agreement to Guided Medical Solutions, Inc., in the amounts of $500,000 and $175,000, respectively, in connection with its 2009 financing, slated to close in the third quarter of 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the effectiveness and ultimate market acceptance of our products;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain approval from the U.S FDA and corresponding foreign agencies;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines; and
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

We were incorporated on October 27, 1992 under the name of SpectRx, Inc. The company name was changed to Guided Therapeutics, Inc. in December 2007.  Since the company’s inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003.  We attempted to commercialize a diabetes screening instrument with Roche, and a glucose monitoring product with Abbott.  We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

In December 2001, we acquired 100% of the common stock of Sterling Medivations, Inc. d/b/a SimpleChoice, a company formed for the purpose of developing and marketing insulin-delivery products, which we sold in May of 2007.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2009, we have an accumulated deficit of about $70.7 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited.  For 2008 and 2009, a majority of our revenues came from our KMOT and LifeScan contract revenue.  We expect that the majority of our revenue in 2009 will be derived from research contract revenue.  Our other products for cervical cancer detection are still in development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenue:  Net revenue decreased to approximately $181,000 for the quarter ended March 31, 2009, from approximately $325,000 for the same period in 2008. Net revenue was lower for the first quarter 2009 than for the comparable period in 2008, due to the decrease in revenue from contracts relating to our ISF technology.

Research and Development Expenses:  Research and development expenses decreased to approximately $304,000 for the three months ended March 31, 2009, compared to $470,000 for the same period in 2008.  The decrease of approximately $166,000 was primarily due to a decrease in research and development for the cervical cancer detection products and glucose monitoring expenses, as clinical trials associated with these programs were mostly completed.

Sales and Marketing Expenses:  Sales and marketing expenses was approximately $14,000 during the three months ended March 31, 2009, compared to $10,000 for the same period in 2008.

General and Administrative Expenses:  General and administrative expenses increased to approximately $465,000 during the three months ended March 31, 2009, compared to approximately $437,000 for the same period in 2008.  The increase of approximately $28,000, or 6.4%, is primarily related to an increase in professional fees.

Net Interest and Other Expense:  There was no interest income three months ended March 31, 2009, as compared to approximately $218,000 for the same period in 2008.  Other interest expense increased to approximately $711,000 for the three months ended March 31, 2009, as compared to approximately $218,000 for the same period in 2008.  The increase is primarily due to increase in amortization of loan discount, as well as an increase in interest expense on higher loan balance for the three months ended March 31, 2009.

Net loss attributable to common stockholders was approximately $1.4 million during the three months ended March 31, 2009 compared to a net loss attributable to common stockholder of approximately $861,000 during the three months ended March 31, 2008.

Net loss was approximately $1.3 million during the three months ended March 31, 2009, versus $783,000 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.  At March 31, 2009, we had approximately $9,000 in cash and negative working capital of approximately $4.9 million.

Our major cash flows in the quarter ended March 31, 2009, consisted of cash out-flows of approximately $265,000  from operations (including approximately $1.3 million of net loss), offset in part by cash provided by financing activities of $212,000 due to proceeds received from issuance of new notes payable.

We have historically also received funds from milestone payments and reimbursements from our collaborative partners.  We are currently seeking a collaborative partner for our glucose monitoring technology.  Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

As previously disclosed, on December 1, 2008, the Company entered into the 2008 Loan Agreement with 28 existing and new lenders (the "Lenders"), pursuant to which we issued approximately $2.3 million in aggregate principal amount of the 2008 Convertible Notes, due December 1, 2011, and the 2008 Warrants exercisable for 11,558,878 shares of our common stock.

The 2008 Convertible Notes are subordinate to our existing senior secured obligations, which are secured by (a) a first in priority lien on all of our assets; (b) a guaranty by our wholly owned subsidiary, InterScan; (c) a lien on all of InterScan's assets; and (d) a pledge on all the issued and outstanding stock of GT and InterScan.  No payments will be due under the 2008 Convertible Notes until they mature on December 1, 2011.  The 2008 Convertible Notes bear interest at 15% per year, payable on the Maturity Date, absent an event of default, in which case, the interest rate increases to 20%.

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

On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into an Amended and Restated Loan Agreement (“Amended Loan”) with existing and new creditors.   Pursuant to the Amended Loan, the existing loans under the then-existing indebtedness were restructured and consolidated into new 13% Senior Secured Convertible Notes (the “2007 Convertible Notes”).  The aggregate principal amount of the Amended Loan is approximately $4.8 million due on March 1, 2010.  No interest is due until maturity, absent an event of default under the Amended Loan.  If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%.   The 2007 Convertible Notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the 2007 Convertible Notes is convertible into shares of our common stock, on the same terms. In addition, 661,000 warrants at an exercise price of $0.78 were also issued to the placement agent and others in conjunction with this financing, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder, as interest on the notes payable.  The fair value of the warrant to purchase 15,000 shares of our common stock was approximately $6,000 at March 31, 2007.  This amount was expensed in our statement of operations for the period then ended.  The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will uncover or detect failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of March 31, 2009, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to claims and legal actions that arise in the ordinary course of business.  However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

The only change to our risk factors as described in our annual report on Form 10-K/A, as amended, for the year ended December 31, 2008, is to revise and update the following risk factors:

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

Our Independent Public Accountants’ report on our financial statements as of December 31, 2007 and 2008 raised substantial doubt about our ability to continue as a going concern because we have suffered recurring losses and have a negative working capital position and a capital deficit.  We are also in default on payments due on all short-term loans.

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

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through collaborative partners.  We are seeking a collaborative partner for our glucose monitoring technology and are seeking funding for the company to support our cervical cancer detection program.  Any failure to find a collaborative partner to fund our operations and capital expenditures, or our inability to obtain capital through other sources, would limit our ability to grow and operate as planned.  Even if we do enter into an agreement with a collaborative partner, the obligations of a collaborative partner to fund our expenditures will be largely discretionary and will depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product.  We may not be able to meet these milestones, or our collaborative partner may not continue to fund our expenditures.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 18, 2009