Form 10-Q
period 2009-06-30
GUIDED THERAPEUTICS INC
filed 2009-08-18
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2009
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

INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	AS OF
	(In Thousands Except Per Share Data)

ASSETS	December 31,	June 30,
	2008	2009
CURRENT ASSETS:	(Audited)	(Unaudited)

Cash and cash equivalents	$68	$20
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2008 and June 30, 2009	164	387
Other current assets	46	20
Total current assets	278	427

Property and equipment, net	11	7
Deferred debt issuance costs, net	512	341
Capitalized cost of internally developed software	23	44
Other assets	51	51
Total noncurrent assets	597	443

TOTAL ASSETS	$875	$870

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Short term notes payable	75	201
Notes payable – past due	581	635
Accounts payable	1,337	1,361
Accrued liabilities	794	905
Deferred revenue	167	625
Dividends payable – Series A	1,600	1,720
Advances payable – Roche	381	381
Total current liabilities	4,935	5,828

OTHER LIABILITIES:
3rd Party Investment in Subsidiary	-	104

Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $4.6 million and $3.6 million, at December 31, 2008 and June 30, 2009 respectively, to debt holders and related parties	3,583	4,934
TOTAL LIABILITIES	$8,518	$10,866

COMMITMENTS & CONTINGENCIES (Note 6)

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 336 shares issued and outstanding as of December 31, 2008 and June 30, 2009 (liquidation preference $7,755 as of December 31, 2008 and June 30, 2009)	3,069	2,725
Common stock, $.001 par value; 100,000 shares authorized, 15,623 and 16,852 shares issued and outstanding as of December 31, 2008 and June 30, 2009.	16	17
Additional paid-in capital	58,784	59,451
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(69,408)	(72,085)
TOTAL CAPITAL DEFICIT	(7,643)	(9,996)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$875	$870

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	(In Thousands Except Per Share Data)		(In Thousands Except Per Share Data)

	2008	2009	2008	2009
REVENUE:
Service revenue	$449	$242	$774	$423
COSTS AND EXPENSES:
Research and development	606	339	1,076	643
Sales and Marketing	6	14	16	28
General and administrative	574	411	1,011	875
Total	1,186	764	2,103	1,546

Operating loss	(737)	(522)	(1,329)	(1,123)

OTHER INCOME / INTEREST EXPENSE, net	(467)	(864)	(658)	(1,576)

LOSS INCOME FROM CONTINUING OPERATIONS	(1,204)	(1,386)	(1,987)	(2,699)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(1,204)	(1,386)	(1,987)	(2,699)

PREFERRED STOCK DIVIDENDS	(70)	(57)	(148)	(120)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,274)	$(1,443)	$(2,135)	$(2,819)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS
	$(0.09)	$(0.09)	$(0.16)	$(0.18)

WEIGHTED-AVERAGE SHARES BASIC AND DILUTTED	13,354	16,362	13,575	16,033

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2008	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,987)	$(2,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	4
Amortization and accretion of deferred financing costs, notes and warrants	276	1,141
Stock based compensation	24	203
Changes in operating assets and liabilities:
Accounts receivable	25	(223)
Other current assets	(5)	26
Accounts payable	264	24
Deferred Revenue	133	458
Accrued liabilities	602	746
Total adjustments	1,323	2,379

Net cash used in operations	(664)	(320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	-	(21)

Net cash used investing activities	-	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to debt holders and related parties	831	126
Proceeds from 3rd party investment in subsidiary	-	104
Proceeds from subscription receivable	-	63

Net cash provided by financing activities	831	293

NET CHANGE IN CASH AND CASH EQUIVALENTS	167	(48)

CASH AND CASH EQUIVALENTS, beginning of year	3	68

CASH AND CASH EQUIVALENTS, end of period	$170	$20

SUPPLEMENTAL SCHEDULE OF:

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$456	$343
Notes payable and accrued interest converted into common stock	$-	$242
Dividends in the form of preferred stock and redeemable convertible preferred Stock	$14	$120
Interest	$420	$623

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”), collectively referred to herein as the “Company.”  These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of December 31, 2008 and June 30, 2009, results of operations for the three and six months ended June 30, 2008 and 2009, and cash flows for the six months ended June 30, 2008 and 2009. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2008.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2009, it had an accumulated deficit of approximately $72.1 million. Through June 30, 2009, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  At June 30, 2009, the Company’s current liabilities exceeded current assets by approximately $5.4 million and it had a capital deficit due principally to its recurring losses from operations.  As of June 30, 2009, the Company was past due on payments due under its Convertible Notes payable in the amount of approximately $635,000 and under a 90-day 17% convertible, unsecured note payable in the amount of $50,000.  In December 2008, the Company issued $2.3 million in 2008 Convertible Notes (see Note 8).  Of this amount, $1.3 million represents existing loans that were converted into 2008 Convertible Notes. During 2009 the Company has issued additional short term notes to fund operations.

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

The Company has been seeking a new strategic partner and on April 30, 2009, signed a one-year exclusive negotiation and development agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with KMOT. The exclusive negotiation agreement will expire on April 29, 2010; however, it can be renewed for an additional year by consent between KMOT and the Company.  We were paid a fee in this regard of $500,000, with the balance of $250,000 payable by November 1, 2009.  This agreement resulted in significant revenue for the Company a portion of which is deferred over the life of the contract. Currently, we are working on extending the agreement for an additional year and considering a long-term agreement with KMOT.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2008 included in our annual report on Form 10-K/A, as amended, filed with the Securities and Exchange Commission (“SEC”).

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the six months ended June 30, 2009.

SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date through August 18, 2009, the date the financial statements were issued.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three Final Staff Positions (“FSP”) on Financial Accounting Standards (“FAS”) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities. These three FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company reviewed the requirements of FSP FAS 107-1 and complies with its requirements.

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

3.    INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2008 and June 30, 2009, the Company had no inventory.

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

For the quarter ended June 30, 2009, share-based compensation for options attributable to employees and officers was approximately $88,000 and has been included in the Company's second quarter 2009 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2009, the Company had approximately $529,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately four years.

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

A summary of the Company’s activity under the Plan as of June 30, 2009 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2009	4,306,500	$0.47
Granted	1,000,000	$0.38
Granted	125,000	$0.00
Cancelled	(10,000)	$6.25
Outstanding, June 30, 2009	5,421,500	$0.36	5.43	$104

Vested and exercisable, June 30, 2009	3,509,769	$0.49	6.39	$0

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

On May 21, 2009, the Company issued options to purchase 20,000 shares of common stock each, to all of its five directors, in lieu of their 2009 board-member compensation for the calendar year 2009. On the same day, Director James was issued 25,000 options to purchase additional shares for his service on other board committees. The total share value of the directors’ fees of $48,750 will be expensed during current year 2009.

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

           Series A Convertible Preferred Stock

At June 30, 2009, the Company had outstanding 306,434 shares of series A convertible preferred stock, having a stated value of $15.00 per share. The original conversion price of the series A convertible preferred was $1.50.  As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total.  The deemed dividend has no effect on total capital deficit.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 5% per share.  Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of June 30, 2009, it had an accumulated deficit of approximately $72.1 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

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

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 1,033,719 shares remained available at June 30, 2009 and 5,421,500 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of June 30, 2009.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At June 30, 2009, options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,701,500	$ 0.16	7.90	1,282,095	$ 0.14
$ 0.30 - $ 0.33	2,506,000	$ 0.20	6.19	1,610,896	$ 0.21
$ 0.34 - $ 0.70	1,039,000	$ 0.01	0.20	441,778	$ 0.03
$ 1.10 - $ 4.46	33,000	$ 1.65	3.58	33,000	$ 1.65
$ 5.00 - $ 9.00	97,000	$ 6.43	1.55	97,000	$ 6.43
$ 10.13 - $ 16.50	45,000	$ 11.25	0.90	45,000	$ 11.25
Total	5,421,500	$ 0.36	5.43	3,509,769	$ 0.49

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of June 30, 2009, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of June 30, 2009:

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

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of June 30, 2009, no such InterScan financing had occurred.

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

8.   NOTES PAYABLE

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

Approximately $1.3 million of the proceeds from the 2008 Loan Agreement was used to convert existing debt into 2008 Convertible Notes as described below. The remaining funds were used in product development, working capital and other corporate purposes. At June 30, 2009, one Lender has a subscription agreement totaling $85,000 outstanding, relating to the December 1, 2008 financing.

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

On March 12, 2007, the relative fair value of the warrants was approximately $3.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Convertible Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others will also be amortized over 36 months, using the effective interest method. At June 30, 2009, approximately $3.5 million of debt discount remained unamortized.

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

In March and April 2008, the Company issued four Director Notes to its Company directors in the amounts of $10,000 each.

10.   SUBSEQUENT EVENTS

The Company issued 17% unsecured note to the following related party on the date indicated (see Note 8 & 9):

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
John E. Imhoff	$65,000	07/07/09	01/06/10	Current

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

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2009, we have an accumulated deficit of about $72.1 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

 Net loss attributable to common stockholders was $1.4 million during the three months ended June 30, 2009, as compared to net loss attributable to common stockholders of $1.3 million during the three months ended June 30, 2008.

Net loss was approximately $1.4 million during the three months ended June 30, 2009, versus a net loss of $1.2 million for the three months ended June 30, 2008.

Operating loss was approximately $522,000 for the three months ended June 30, 2009, compared to an operating loss of approximately $737,000, for the same period in 2008.

Revenue:  Net revenue decreased to $242,000 for the three months ended June 30, 2009, from $449,000 for the same period in 2008. Net revenue was lower for the three months ended June 30, 2009 than the comparable period in 2008, due to the decrease in revenue from contracts relating to our ISF technology.

Research and Development Expenses:  Research and development expenses decreased to approximately $339,000 for the three months ended June 30, 2009, compared to $606,000 for the same period in 2008.   The decrease, of approximately $267,000, was primarily due to a decrease in research and development for the cervical cancer detection products and glucose monitoring expenses, as clinical trials associated with these programs were substantially completed.

General and Administrative Expenses:  General and administrative expenses decreased to $411,000 during the three months ended June 30, 2009, compared to $574,000 for the same period in 2008. The decrease is primarily related to a significant reduction in operating activities during the three months ended June 30, 2009

Other Income and Interest Expense: Other income interest expense, net increased to approximately $864,000 for the three months ended June 30, 2009, as compared to expense of approximately $467,000 for the same period in 2008. The increase is primarily due to increase in amortization of loan discount, as well as an increase in interest expense on higher loan balance for the three months ended June 30, 2009.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net loss attributable to common stockholders was approximately $2.8 million during the six months ended June 30, 2009, as compared to net loss attributable to common stockholders of $2.1 million during the six months ended June 30, 2008.  Net loss was approximately $2.7 million during the six months ended June 30, 2009, as compared to net loss of $2.0 million during the six months ended June 30, 2008.

Revenue:  Net revenue decreased to approximately $423,000 for the six months ended June 30, 2009 from $774,000 for the same period in 2008. Net revenue decrease was primarily due to the decrease in revenue from contracts relating to our ISF technology.

Research and Development Expenses:  Research and development expenses decreased to approximately $643,000 for the six months ended June 30, 2009, compared to $1.1 million for the same period in 2008. The decrease of approximately $457,000 was primarily due to a decrease in research and development for the cervical cancer detection products and glucose monitoring expenses, as clinical trials associated with these programs were substantially completed.

General and Administrative Expenses:  General and administrative expenses decreased to $875,000 during the six months ended June 30, 2009, compared to $1.0 million for the same period in 2008.  The slight decrease is primarily related to a reduction in operating activities during the six months ended June 30, 2009.

Other Income and Interest Expense: Other income and interest expense, net increased to approximately $1.6 million for the six months ended June 30, 2009, as compared to expenses of approximately $658,000 for the same period in 2008. The increase is primarily due to increase in amortization of loan discount, as well as an increase in interest expense on higher loan balance for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.  At June 30, 2009, we had approximately $20,000 in cash and negative working capital of approximately $5.4 million.

Our major cash flows in the quarter ended June 30, 2009, consisted of cash out-flows of approximately $320,000 from operations (including approximately $2.7 million of net loss), offset in part by cash used in investing activities of $21,000 due to a capitalization of software costs, as well as, cash provided by financing activities of $293,000 due to proceeds received from issuance of new notes payable.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of June 30, 2009, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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