Form 10-Q
period 2009-09-30
GUIDED THERAPEUTICS INC
filed 2009-11-12
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2009
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

As of November 09, 2009, the registrant had outstanding 17,470,656 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	AS OF
	(In Thousands Except Per Share Data)
ASSETS	December 31,	September 30,
	2008	2009
CURRENT ASSETS:	(Audited)	(Unaudited)
Cash and cash equivalents	$68	$301
Accounts receivable, net of allowance for doubtful accounts of $25 at December 31, 2008 and September 30, 2009	164	635
Other current assets	46	70
Total current assets	278	1,006
Property and equipment, net	11	20
Deferred debt issuance costs, net	512	231
Capitalized cost of internally developed software	23	77
Other assets	51	51
Total noncurrent assets	597	379
TOTAL ASSETS	$875	$1,385

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
Short term notes payable	75	74
Notes payable – past due	581	429
Accounts payable	1,337	1,291
Accrued liabilities	794	779
Deferred revenue	167	438
Dividends payable – Series A	1,600	1,778
Advances payable – Roche	381	381
Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $4.6 million and $2.3 million, at December 31, 2008 and September 30, 2009 respectively, to former debt holders-related parties	3,583	7,420
Total current liabilities	8,518	12,590

OTHER LIABILITIES:
Third party investment in subsidiary	-	104
TOTAL LIABILITIES	$8,518	$12,694

Commitments and Contingencies	-	-

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 336 and 306 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively (liquidation preference $7,755 and $7,073 as of December 31, 2008 and September 30, 2009, respectively)	3,069	2,725
Common stock, $.001 par value; 100,000 shares authorized, 15,623 and 17,192 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively.	16	17
Additional paid-in capital	58,784	60,208
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(69,408)	(74,155)
TOTAL CAPITAL DEFICIT	(7,643)	(11,309)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$875	$1,385

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	(In Thousands Except Per Share Data)		(In Thousands Except Per Share Data)

	2008	2009	2008	2009
REVENUE:
Service revenue	$340	$577	$1,115	$1,000
COSTS AND EXPENSES:
Research and development	515	364	1,591	1,007
Sales and Marketing	16	14	32	42
General and administrative	886	422	1,896	1,299
Total	1,417	800	3,519	2,348

Operating loss	(1,078)	(223)	(2,406)	(1,348)

LOSS ON DEBT FORGIVENESS	-	(782)	-	(782)

OTHER INCOME / (INTEREST EXPENSE), net	(510)	(1,065)	(1,168)	(2,640)

LOSS INCOME FROM CONTINUING OPERATIONS	(1,588)	(2,070)	(3,574)	(4,770)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(1,588)	(2,070)	(3,574)	(4,770)

PREFERRED STOCK DIVIDENDS	(63)	(58)	(211)	(178)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,651)	$(2,128)	$(3,785)	$(4,948)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS
	$(0.11)	(0.12)	$(0.27)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)	15,301	17,192	14,155	16,424

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,574)	$(4,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt forgiveness	-	782
Depreciation and amortization	6	9
Amortization and accretion of deferred financing costs, notes and warrants	481	1,755
Stock based compensation	395	260
Changes in operating assets and liabilities:
Accounts receivable	5	(471)
Other current assets	(41)	(24)
Accounts payable	410	(46)
Deferred Revenue	33	271
Accrued liabilities	1,036	924
Total adjustments	2,325	3,460

Net cash used in operations	(1,249)	(1,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	-	(54)

Net cash used in investing activities	-	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,325	1,370
Proceeds from 3rd party investment in subsidiary	-	104
Proceeds from subscription receivable	-	150
Paydown of notes payable	-	(27)

Net cash provided by financing activities	1,325	1,597

NET CHANGE IN CASH AND CASH EQUIVALENTS	76	233
CASH AND CASH EQUIVALENTS, beginning of year	3	68
CASH AND CASH EQUIVALENTS, end of period	$79	$301

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1,328	$949
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$835	$343
Conversion of 2008 convertible notes and 2009 bridge loans to 2007 convertible notes	$-	$3,554
Notes payable and accrued interest converted into common stock	$25	$473
Dividends in the form of preferred stock and redeemable convertible preferred stock	$211	$178

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”), collectively referred to herein as the “Company.”  These statements reflect adjustments, which are, in the opinion of management, necessary to present fairly the Company’s financial position as of December 31, 2008 and September 30, 2009, results of operations for the three and nine months ended September 30, 2008 and 2009, and cash flows for the nine months ended September 30, 2008 and 2009. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for a full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K/A, as amended, for the year ended December 31, 2008.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2009, it had an accumulated deficit of approximately $74.2 million. Through September 30, 2009, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  At September 30, 2009, the Company’s current liabilities exceeded current assets by approximately $12 million and it had a capital deficit due principally to its recurring losses from operations.  As of September 30, 2009, the Company was past due on payments due under its notes payable in the amount of approximately $429,000.  In December 2008, the Company issued $2.3 million in 2008 Convertible Notes (see Note 8).  Of this amount, $1.3 million represents existing loans that were converted into 2008 Convertible Notes. During 2009 the Company has issued additional short term notes to fund operations. On August 31, 2009, the Company converted all of these notes into 2007 Notes, which are subject to the Automatic Conversion.

On August 31, 2009, the Company issued additional 13% Senior Secured Convertible Notes of the Company in the aggregate principal amount of approximately $3.6 million, and were principally sold to certain existing security holders of the Company.  Prior to the issuance of these notes, there were approximately $4.6 million in aggregate principal amount of 13% Senior Secured Convertible Notes outstanding.  Accrued interest on those notes, as of August 31, 2009, was approximately $1.6 million (see Note 8).

On October 5, 2009, the Company was awarded a $2.5 million matching grant by the National Cancer Institute (NCI) to bring to market and expand the array features for its LightTouch™ non-invasive cervical cancer detection technology. The award provides resources to complete the regulatory process and begin manufacturing ramp up for the device and single-patient-use disposable. Under the award, the Company will receive $1.0 million for years 2009 and 2010 and $517,000 for year 2011.

If sufficient capital cannot be raised at some point in the first quarter of 2010, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.  As of the date hereof, this effort is on-going.  These factors raise substantial doubts about the Company’s ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities.   The consolidated financial statements do not include any adjustments that might be required from the outcome of this uncertainty. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta Optical, Inc. (“KMOT”) development agreement (described below) and additional National Cancer Institute (“NCI”) or other grant funding.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

On April 30, 2009, the Company entered into a one year agreement for $750,000 with Konica Minolta Optical, Inc. (KMOT) to co-develop non-invasive cancer detection products.  The Company received $500,000 on the Agreement on May 15, 2009 and the balance of $250,000 is due by November 1, 2009.  The new development agreement follows two years of collaborative preparations to identify large market opportunities that would benefit from GT’s proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on the Company’s LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the FDA’s premarket approval process.  Lung cancer is the most prevalent cancer in the world and esophageal cancer ranks just below cervical cancer in newly diagnosed cases, according to the World Health Organization.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2008 included in our annual report on Form 10-K/A, as amended, filed with the Securities and Exchange Commission (“SEC”).

Effective January 1, 2007, we adopted the provision of the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax provisions taken or expected to be taken on a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the nine months ended September 30, 2009.

SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date through November 13, 2009, the date the financial statements were issued.

ACCOUNTING STANDARDS UPDATES

Effective December 15, 2008, we adopted the provisions of the FASB FSP Accounting Principles Board (“APB”) Opinion No. 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement.)”  The provisions of APB No. 14-1 are now detailed under ASC 470-20-25 “Debt with Conversion and Other Options” and requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  In accordance with ASC 470-20-25 we have allocated the proceeds from the convertible debt instruments issued with detachable warrants based upon the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.  The portion of the proceeds allocated to the warrants has been accounted for as paid-in-capital, with the remainder of the proceeds allocated to the debt instrument portion of the convertible notes, with the resulting debt discount accounted for under provisions of ASC Topic 835 (“Interest”).

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The Company has elected to retain references to previous FASB pronouncements issued previous to SFAS 168.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance.  The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

3.    INVENTORIES BY TYPE

Inventories are stated at the lower of cost or market using the first-in, first-out method. At December 31, 2008 and September 30, 2009, the Company had no inventory.

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

For the quarter ended September 30, 2009, share-based compensation for options attributable to employees and officers was approximately $57,000 and has been included in the Company's third quarter 2009 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2009, the Company had approximately $482,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of September 30, 2009 and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2009	4,306,500	$0.47
Granted	1,000,000	$0.38
Granted	125,000	$0.00
Cancelled	(39,000)	$7.27
Outstanding, September 30, 2009	5,392,500	$0.32	5.29	$0

Vested and exercisable, September 30, 2009	3,695,023	$0.41	6.313	$0

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

           Series A Convertible Preferred Stock

At September 30, 2009, the Company had outstanding 306,434 shares of series A convertible preferred stock, having a stated value of $15.00 per share. The original conversion price of the series A convertible preferred was $1.50.  As a result of the restructuring of certain notes payable in March 2007, the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total.  The deemed dividend has no effect on total capital deficit.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 5% per share.  Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of September 30, 2009, it had an accumulated deficit of approximately $74.2 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

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

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 1,062,719 shares remained available at September 30, 2009 and 5,392,500 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of September 30, 2009.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At September 30, 2009, options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,701,500	$ 0.16	7.64	1,376,162	$ 0.14
$ 0.30 - $ 0.33	2,506,000	$ 0.20	6.01	1,689,417	$ 0.21
$ 0.34 - $ 0.70	1,039,000	$ 0.01	0.19	483,444	$ 0.03
$ 1.10 - $ 4.46	33,000	$ 1.65	3.33	33,000	$ 1.65
$ 5.00 - $ 9.00	68,000	$ 5.92	2.00	68,000	$ 5.92
$ 10.13 - $ 16.50	45,000	$ 11.25	0.65	45,000	$ 11.25
Total	5,392,500	$ 0.32	5.29	3,695,023	$ 0.41

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of September 30, 2009, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of September 30, 2009:

Warrants		Exercise Price	Expiration Date
189,000	(1)	0.65	08/30/2013
400,000	(2)	0.65	02/05/2014
68,000	(3)	0.65	11/20/2013
7,485,061	(4)	0.78	02/23/2012
15,000	(5)	0.78	03/01/2012
400,000	(6)	0.65	04/02/2013
240,385	(7)	0.78	07/04/2014
11,558,878	(8)	0.65	12/01/2014
5,428,524	(9)	0.65	03/01/2012
25,784,848

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

(9)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued in conjunction with the August 31, 2009, Subordinate Convertible Notes. These warrants are subject to reset to the same prices the Company's Series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of September 30, 2009, no such InterScan financing had occurred.

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

8.  NOTES PAYABLE

The 2007 Notes

On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into an Amended and Restated Loan Agreement (the “2007 Loan Agreement”) with existing and new creditors.  Pursuant to the 2007 Loan Agreement, the Company’s then-existing indebtedness was restructured and consolidated into 2007 Notes.  The aggregate principal amount of the originally issued 2007 Notes was approximately $4.8 million, and the 2007 Notes mature on March 1, 2010.  No interest is due until maturity, absent an event of default under the Amended Loan. If an event of default occurs and is continuing, the interest rate on the Amended Loan becomes 18%. The 2007 Convertible Notes are convertible into of the Company’s common stock at $0.65 per share, or 7,285,061 shares of common stock, and the original issuance of 2007 Notes were coupled with the issuance of approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company’s common stock. Additionally, accrued interest on the Convertible Notes is convertible into shares of common stock of the Company on the same terms. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants described above was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million.  The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the 2007 Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others will also be amortized over 36 months, using the effective interest method. At September 30, 2009, approximately $1.4 million of debt discount remained unamortized.

The 2007 Notes are a senior secured obligation of the Company’s and are secured by (a) a first in priority lien on all of the Company’s assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company’s SimpleChoice business unit and related intellectual property.

The Amended 2007 Loan Agreement also provides certain registration rights with respect to the shares of the Company’s common stock underlying the 2007 Convertible Notes and related warrants to the lenders. In addition, the 2007 Convertible Notes will automatically convert into convertible preferred stock of the Company, upon any completion of a convertible preferred financing of $5 million or more.  The penalty for the late registration of the underlying common stock, as outlined in the Amended2007 Loan Agreement, is calculated as 1/90th of 1% for each late day. This calculation resulted in a penalty accrual of approximately $91,000 for the year ended December 31, 2007, as the Company currently expects that the registration statement will not be filed.

Of the proceeds from the original issuance of the 2007 Notes, approximately $1.9 million was used to convert debt from the previous loans into 2007 Notes, and approximately $1.2 million was used to retire debt from the previous loans.

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

Subject to customary adjustments (which include full ratchet anti-dilution provisions), the originally issued 2007 Notes are convertible into approximately 7,285,061 common shares and the warrants are exercisable for approximately 7,946,061 shares of common stock, including warrants issued to placement agent. The warrants are currently exercisable. The 2007 Notes are convertible into the Company’s common stock at a price of $0.65 per share and the warrants permit the holders to purchase shares of the Company’s common stock at a price of $0.78 per share; both are subject to certain adjustments.  The 2007 Loan also provides certain registration rights with respect to the shares of the Company’s common stock underlying the 2007 Convertible Notes and warrants to the Amended Loan lenders.  The 2007 Convertible Notes will automatically convert into convertible preferred stock, upon the completion of a convertible preferred financing of $5 million or more.

In March and April 2008, the Company issued four short-term unsecured promissory notes to its directors in the amounts of $10,000 each.  This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for new convertible notes, and on August 31, 2009, the Company converted all of those notes into 2007 Notes, which are subject to the Automatic Conversion (as defined in Note 10).

On April 10, 2008, the Company issued a new short-term unsecured promissory note to Dolores Maloof in the amount of $400,000. The note matured on July 10, 2008, with an interest rate of 13%, and contained an obligation to issue a total of 400,000 warrants to purchase shares of the Company’s common stock at $0.65 per share.  Under the agreement governing the note, the note was past due; however, subsequent to the third quarter of 2008, the notes was surrendered in exchange for a new note, and on August 31, 2009, the Company converted this note into a 2007 Note, which is subject to the Automatic Conversion.

Between May 23 and July 7, 2008, the Company received a total of $625,000, as part of a new note purchase agreement, effective July 7, 2008. The notes carried 30% warrant coverage at $0.78. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for new convertible notes, and on August 31, 2009, the Company converted all of those notes into 2007 Notes, which are subject to the Automatic Conversion.

Between August 6 and December 1, 2008, the Company received a total of $610,000, as well as subscription agreements totaling $440,000 pursuant to the 2008 Loan Agreement (described below). The 2008 Notes (defined below) were due and payable on December 1, 2011, carry a 15% interest rate, contain an option to convert into the Company’s common stock or into other financing, and were issued along with warrants for five shares of the Company’s common stock per dollar invested at an exercise price of $0.65 per share. On August 31, 2009, the Company converted all of these notes into 2007 Notes, which are subject to the Automatic Conversion.

On December 1, 2008, the Company entered into a note purchase agreement (the "2008 Loan Agreement") with 29 existing and new lenders (the "Lenders"), pursuant to which the Company issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 (the “2008 Notes”) and warrants exercisable for 11,558,878 shares of the Company’s common stock. On August 31, 2009, the Company converted all of these notes into 2007 Notes, which are subject to the Automatic Conversion.

Approximately $1.3 million of the proceeds from the 2008 Loan Agreement was used to convert existing debt into 2008 Convertible Notes, including conversion of an unsecured note issued to Dolores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, as well as notes issued under the note purchase agreement, dated July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by John E. Imhoff and eleven other designated investors.  The remaining funds were used in product development, working capital and other corporate purposes. At September 30, 2009, one Lender has a subscription agreement totaling $85,000 outstanding, relating to the December 1, 2008 financing.

On April 13, 2009, the Company issued a 15% note to John E. Imhoff in the amount of $565,660 to replace the notes purchased by Dr. Imhoff that were previously issued to other investors, in the amounts of $154,403, $102,470, $158,787 and $150,000, under the same terms and conditions. In connection with Mr. Imhoff’s re-purchase of those notes, warrants to purchase 2,464,360 shares of common stock, previously issued to the selling investors, were canceled and a new warrant was issued to Mr. Imhoff.  Thereafter, three of the four selling investors kept warrants to purchase 150,000, 102,400 and 150,000 shares of common stock, respectively, under the same terms and conditions. On August 31, 2009, the Company converted Mr. Imhoff’s note into a 2007 Note, which is subject to the Automatic Conversion.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions. On August 31, 2009, the Company converted this note into a 2007 Note, which is subject to the Automatic Conversion.

Additionally, the Company issued 17% unsecured notes to the following related parties on the dates indicated (see Note 9):

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
Ronald W. Hart	$10,000	04/10/09	10/09/09	Converted to 2007 Note
Dolores Maloof	$25,000	04/17/09	05/27/09	Converted to 2007 Note
Ronald W. Hart	$6,000	04/23/09	10/22/09	Converted to 2007 Note

On June 19, 2009, the Company issued a 15% unsecured note in the amount of $10,000 to a new investor. On August 31, 2009, the Company converted this note and all of the outstanding notes described in the table above into 2007 Notes, which are subject to the Automatic Conversion.

On August 31, 2009, giving effect to all of the conversions to 2007 Notes described above, the Company issued an aggregate of $3.6 million in 2007 Notes in exchange for the extinguishment of an equal amount of debt represented by the exchanged notes.   Prior to the August 31, 2009 conversions, there were approximately $4.6 million in aggregate principal amount of 2007 Notes.  Accrued interest on the Existing 2007 Notes as of August 31, 2009, was approximately $1.6 million. At September 30, 2009, four Lenders have a subscription agreement totaling $105,000 outstanding, relating to the August 31, 2009 financing. At September 30, 2009, one Lenders has a subscription agreement totaling $85,000 outstanding, relating to the December 1, 2008 financing.

9.    RELATED PARTY TRANSACTIONS

On April 13, 2009, the Company issued a 15% note to John E. Imhoff in the amount of $565,660 to replace the notes purchased by Dr. Imhoff that were previously issued to other investors, in the amounts of $154,403, $102,470, $158,787 and $150,000, under the same terms and conditions. In connection with Mr. Imhoff’s purchase of those notes, warrants to purchase 2,464,360 shares of common stock, previously issued to the selling investors, were canceled and a new warrant was issued to Mr. Imhoff.  Thereafter, three of the four selling investors kept warrants to purchase 150,000, 102,400 and 150,000 shares of common stock, respectively, under the same terms and conditions. On August 31, 2009, the Company converted Mr. Imhoff’s note into a 2007 Note, which is subject to the Automatic Conversion.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions. On August 31, 2009, the Company converted this note into a 2007 Note, which is subject to the Automatic Conversion.

Additionally, the Company issued 17% unsecured notes to the following persons on the dates indicated:

Noteholder	Original Loan Amount	Original Loan Date(s)	Loan Maturity Date	Loan Status
Ronald W. Hart	$10,000	04/10/09	10/09/09	Converted to 2007 Note
Dolores Maloof	$25,000	04/17/09	05/27/09	Converted to 2007 Note
Ronald W. Hart	$6,000	04/23/09	10/22/09	Converted to 2007 Note
John E. Imhoff	$65,000	07/07/09	01/06/10	Converted to 2007 Note

On December 1, 2008, the Company entered into the 2008 Loan Agreement. Among the Lenders were John E. Imhoff, William Zachary, Jr., Michael C. James, Dr. Ronald W. Hart and Ronald W. Allen, all directors of the Company. On August 31, 2009, the Company converted all of these notes into 2007 Notes, which are subject to the Automatic Conversion.

In March and April 2008, the Company issued four Director Notes to its Company directors in the amounts of $10,000 each.

10.   INCOME TAXES

The Company has incurred net operating losses (“NOLs”) since inception. As of September 30, 2009, the Company had NOL carryforwards available through 2027, to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has not recorded deferred tax assets due to uncertainties related to utilization of NOLs, as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of NOL.

11.   SUBSEQUENT EVENTS

In October of 2009, the 2007 Loan Agreement was amended to provide for automatic conversion of the 2007 Notes into a number of shares of the Company’s common stock equal to the outstanding amounts being so converted divided by the current conversion price of $0.65 (the “Automatic Conversion”).

On October 5, 2009 the Company was awarded a $2.5 million matching grant by the National Cancer Institute (NCI) to bring to market and expand the array features for its LightTouch™ non-invasive cervical cancer detection technology. The award provides resources to complete the regulatory process and begin manufacturing ramp up for the device and single-patient-use disposable and will be received over a period of three years. Under the award, the Company will receive $1.0 million for years 2009 and 2010 and $517,000 for year 2011.

On October 2, 2009 the Company entered into a ninety-one months Lease Agreement with Cobalt Industrial REIT “Landlord” to rent an office space located at 5835 Peachtree Corners East. Norcross, GA 30092. The lease commences on December 1, 2009 and expires on June 30, 2017.

Minimum payment under the lease is as follows:

From	To	Months	Monthly Rent	Total
12/1/2009	2/28/2010	3	$11,613.48	$ 34,840.44
3/1/2010	2/28/2011	12	11,613.48	139,361.76
3/1/2011	6/30/2011	4	11,613.48	46,453.92
7/1/2011	6/30/2012	12	11,959.00	143,508.00
7/1/2012	6/30/2013	12	12,323.73	147,884.76
7/1/2013	6/30/2014	12	12,688.45	152,261.40
7/1/2014	6/30/2015	12	13,053.17	156,638.04
7/1/2015	6/30/2016	12	13,456.28	161,475.36
7/1/2016	6/30/2017	12	13,859.39	166,312.68
		91		$1,148,736.36

The Company’s current lease expires on December 31, 2009.

Effective October 1, 2009, Dr. Shabbir Bambot’s salary was increased to $175,000 per year.  Dr. Bambot is the Company’s Vice President of Research and Development.

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

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2009, we have an accumulated deficit of about $74.2 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2009 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited.  For 2008 and 2009, a majority of our revenues came from our KMOT and LifeScan contract revenue.  We expect that the majority of our revenue in 2009 will be derived from research contract revenue and our continued contract with KMOT.  Our other products for cervical cancer detection are still in development. On October 5, 2009 the Company was awarded a $2.5 million matching grant by the National Cancer Institute (NCI) to bring to market and expand the array features for its LightTouch™ non-invasive cervical cancer detection technology. The award provides resources to complete the regulatory process and begin manufacturing ramp up for the device and single-patient-use disposable and will be received over a period of three years.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net loss available to common stockholders was approximately $2.1 million during the three months ended September 30, 2009, compared to a net loss of available to common shareholders of $1.7 million for the same period in 2008.

Net loss was approximately $2.1 million during the three months ended September 30, 2009, as compared to net loss of approximately $1.6 for the same period in 2008.

Operating loss was approximately $223,000 for the three months ended September 30, 2009, as compared to approximately $1.1 million for the same period in 2008.

Revenue:  Net revenue increased to approximately $577,000 for the three months ended September 30, 2009, from $340,000 for the same period in 2008. Net revenue was higher for the three months ended September 30, 2009 than for the comparable period in 2008, due to an increase in revenue from contracts relating to our cancer detection device technology and NCI Grant.

Research and Development Expenses:  Research and development expenses decreased to approximately $364,000 for the three months ended September 30, 2009, from $515,000 for the same period in 2008. The decrease, of approximately $151,000, is primarily due to completion of our cervical cancer detection device clinical trials.. The clinical trials were in progress for the three months ended September 30, 2008.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $422,000 during the three months ended September 30, 2009, compared to $886,000 for the same period in 2008. The decrease is primarily related to stock based compensation expense relating to directors of the Company in the three months ended September 30, 2008, offset in part by  reductions in salary expense relating to executives that are no longer with the Company.

Loss on debt forgiveness was approximately $782,000 for the three months ended September 30, 2009. The loss on debt forgiveness represents a 15% discount on the principal and accrued interest on the 2008 Convertible notes. On August 31, 2009, the Company converted these notes into the 2007 Notes, which are subject to the Automatic Conversion. There was no loss on debt forgiveness for the same period in 2008.

Other Income and Interest Expense, net:  Other income and interest expense, net increased to approximately $1.1 million for the three months ended September 30, 2009, as compared to expense of approximately $510,000 for the same period in 2008. The increase is primarily due to amortization of debt discount, beneficial conversion feature related to the convertible notes payable and an increase in interest payable on debts for the three months ended September 30, 2009.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net loss available to common stockholders was approximately $4.9 million during the nine months ended September 30, 2009, as compared to net loss available to common stockholders of $3.8 million during the nine months ended September 30, 2008.

Net loss was $4.8 million and $3.6 million during the nine months ended September 30, 2009 and 2008, respectively.

Revenue:  Net revenue decreased to approximately $1.0 million for the nine months ended September 30, 2009 from $1.1 million for the same period in 2008. Net revenue was lower for the nine months ended September 30, 2009, than for the comparable period in 2008, due to the decrease in revenue from contracts relating to our Cancer Detection Device Technology, offset in part by the current NCI Grants.

Research and Development Expenses:  Research and development expenses decreased to approximately $1.0 million for the nine months ended September 30, 2009, compared to $1.6 million for the same period in 2008. The decrease, of approximately $584,000, was primarily due to our cervical cancer detection device clinical trials in review by the FDA. The clinical trials were in progress for the nine months ended September 30, 2008.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $1.3 million during the nine months ended September 30, 2009, compared to $1.9 million for the same period in 2008. The decrease is primarily related to stock based compensation expense relating to directors of the Company in the nine months ended September 30, 2008, offset in part by  reductions in salary expense relating to executives that are no longer with the Company.

Loss on debt forgiveness was approximately $782,000 for the three months ended September 30, 2009. The loss on debt forgiveness represents a 15% discount on the principal and accrued interest on the 2008 Convertible notes. On August 31, 2009, the Company converted these notes into the 2007 Notes, which are subject to the Automatic Conversion. There was no loss on debt forgiveness for the same period in 2008.

Other Income and Interest Expense, net:  Other income and interest expense, net increased to approximately $2.6 million for the nine months ended September 30, 2009, as compared to expense of approximately $1.2 million for the same period in 2008. The increase is primarily due to amortization of debt discount, beneficial conversion feature related to the convertible notes payable and an increase in interest payable on debts for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.  At September 30, 2009, we had approximately $301,000 in cash and negative working capital of approximately $12 million.

Our major cash flows in the quarter ended September 30, 2009, consisted primarily of cash out-flows of approximately $1.3 million from operations (including approximately $4.8 million of net loss), offset in part by cash used in investing activities of $54,000 due to a capitalization of software costs, as well as, cash provided by financing activities of approximately $1.6 million due to proceeds received from issuance of new notes payable.

On April 30, 2009, the Company entered into a one year agreement for $750,000 with KMOT to co-develop non-invasive cancer detection products.  The Company received $500,000 on the Agreement on May 15, 2009 and the balance of $250,000 is due by November 1, 2009.  The new development agreement follows two years of collaborative preparations to identify large market opportunities that would benefit from GT’s proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on the Company’s LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the FDA’s premarket approval process.  Lung cancer is the most prevalent cancer in the world and esophageal cancer ranks just below cervical cancer in newly diagnosed cases, according to the World Health Organization.

As previously disclosed, on August 31, 2009, the Company issued additional 13% Senior Secured Convertible Notes of the Company in the aggregate principal amount of approximately $3.6 million (the “New Notes”).  The New Notes were issued pursuant to the Company’s existing Amended and Restated Loan Agreement, dated March 1, 2007 (“2007 Loan Agreement”).  The New Notes were principally sold to certain existing security holders of the Company.  Prior to the issuance of the New Notes, there were approximately $4.6 million in aggregate principal amount of 13% Senior Secured Convertible Notes outstanding, which were issued previously pursuant to the 2007 Loan Agreement (“Existing 2007 Notes”, and together with the New Notes, the “Senior Notes”).  Accrued interest on the Existing 2007 Notes as of August 31, 2009, was approximately $1.6 million.

Under the terms of the 2007 Loan Agreement governing the Senior Notes, no interest is due until maturity, absent an event of default under the 2007 Loan Agreement. If an event of default occurs and is continuing, the interest rate on the Senior Notes becomes 18%. The 2007 Notes are convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the Senior Notes is convertible into shares of our common stock, on the same terms. The conversion price and the exercise price of the warrants are subject to adjustments for anti-dilution.

On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $.3 million attributed to 661,000 warrants for placement agent treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.3 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the Senior Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants given to placement agent and others) will also be amortized over 36 months, using the effective interest method.

The Senior Notes are our senior secured obligation and are secured by (a) a first in priority lien on all of our assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling's assets (except the SimpleChoice business); and (d) a pledge on all issued and outstanding stock of Sterling and InterScan.

In October of 2009, the 2007 Loan Agreement was amended to provide for automatic conversion of the 2007 Notes into a number of shares of the Company’s common stock equal to the outstanding amounts being so converted divided by the current conversion price of $0.65 (the “Automatic Conversion”).

On December 1, 2008, we entered into the 2008 Loan Agreement with 28 existing and new lenders (the "Lenders"), pursuant to which we issued approximately $2.3 million in aggregate principal amount of the 2008 Convertible Notes, due December 1, 2011, and the 2008 Warrants exercisable for 11,558,878 shares of our common stock.

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

Approximately $1.3 million of the proceeds from the 2008 Loan Agreement was used to convert existing debt into 2008 Convertible Notes as described below. The remaining funds, less fees and expenses, were used in product development, working capital and other corporate purposes. On August 31, 2009, the Company converted this note into a 2007 Note, which is subject to the Automatic Conversion.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2010, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion.  We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of September 30, 2009, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 12, 2009