Form 10-K
period 2009-12-31
GUIDED THERAPEUTICS INC
filed 2010-03-23
CIK 924515

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
OR
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-22179

GUIDED THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite D Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number (including area code): (770) 242-8723

Securities registered under Section 12(b) of the Exchange Act:         None
Securities registered under Section 12(g) of the Act:      Common Stock, $0.001 par value
                                                                                                                   (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes [   ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,898,488 as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sales price of the registrant’s Common Stock of $0.35, reported for such date by the OTC Bulletin Board and 19,961,410 shares of Common Stock outstanding as of December 31, 2009. This includes 46,000 shares of treasury stock.

As of February 25, 2010, the registrant had outstanding 19,614,975 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

TABLE OF CONTENTS

PART I	4

PART II	20

PART III	47

PART IV	54

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	54

SIGNATURES	55

PART I

Item 1.     Business

Overview

Guided Therapeutics, Inc. (referred to throughout as “we” or “the Company”), formerly known as SpectRx, Inc., and its subsidiary InterScan, formerly known as Guided Therapeutics, were incorporated in the state of Delaware on October 27, 1992. The Company formally changed its name to Guided Therapeutics, Inc. on February 22, 2008 in the state of Delaware, at which time, its subsidiary InterScan was also registered in the state of Delaware. The Companies are medical technology companies focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our cervical cancer detection technology (“LightTouch™”) and extension of our cancer detection platform into other cancers, especially lung and esophageal (see “—Licensing Arrangements—Konica Minolta”).  Our technology, including products in research and development, includes: (a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, and (b) innovative methods of measuring biologically important molecules in blood and interstitial fluid such as glucose, alcohol and cortisol using specialized sensors and collection devices.  We also have developed innovative methods for gaining access to interstitial fluid based on intellectual property licensed from a third party, although we no longer retain licenses to technology that are necessary for commercializing an entire system for the measurement of glucose and other analytes in interstitial fluid (see “—Licensing Arrangements—Altea Technologies”).

Non-Invasive Cervical Cancer Detection

We believe our cervical cancer detection device will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe our cervical cancer detection product can improve patient well-being and reduce healthcare costs, since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care.  Our U.S. Food and Drug Administration (“FDA”) pivotal trial completed enrollment in 2008 and the Premarket Approval (“PMA”) application process is underway with the FDA.

Other Cancers

We believe our non-invasive cancer detection technology can be applied to other cancers in addition to cervical cancer.  To that end, we are working with Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”) (see “—Licensing Arrangements—Konica Minolta”) to adapt our cervical cancer detection technology for detection of lung cancer and esophageal cancer.

Monitoring of Glucose and Other Molecules

As part of the greater emphasis we have recently placed on the development of our cancer detection technology, we have reduced our involvement and resources in the development of products for monitoring glucose and other molecules.  In addition to the increased emphasis on cancer detection, several other factors have contributed to this decision, including the current lack of sufficient capital to fund development of these products, the inability to identify and recruit a long-term strategic partner to help assume a portion of the development costs and the aging of the patent portfolio we licensed to allow us to operate in this field.  While we still maintain intellectual property in areas of sensors and the collection of bodily fluids for analysis, we no longer have licenses and patents for gaining access to these fluids by using laser light or other methods to penetrate the stratum corneum of the skin.   Therefore, at least in the short term, we do not consider this area of medicine to be an important commercial opportunity for us.

Our Business Strategy

Our mission is to build a profitable business that develops and commercializes medical products that improve people’s lives and increases stockholder value. To achieve this mission, we have completed the FDA pivotal trial for our cervical cancer diagnostic product, filed the first module of our PMA application with the FDA and are in the process of attempting to obtain sufficient capital for the development and launch of this product. Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Bringing this product to market is the main focus of our business. In order to adequately finance the completion of the FDA filing process, complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed; however, we cannot be assured of the availability of adequate capital (see Item 1A, “Risk Factors”).

We believe that our technology, as developed for cervical cancer detection, can be modified and then applied to other cancers.   Because development of our technology for additional cancers is costly and resource intensive, we have been seeking a new strategic partner that can help defray costs and otherwise assist in the expansion of our cancer detection technology into other cancers.   This has resulted in a series of six-month and one-year exclusive negotiation and feasibility study agreements with Konica Minolta, the most recent of which is a one-year development agreement for extending our technology into the areas of lung and esophageal cancer.  This agreement expires on April 30, 2010, but can be extended for an additional year, after which both parties would consider executing a long-term agreement license and marketing agreement.  For each year of the current contract, we are paid a minimum fee of $750,000.  In addition, on January 28, 2010, we executed a new agreement with Konica Minolta for development of LightTouch™ prototype devices specifically for the esophageal cancer detection application. In this agreement, Konica Minolta has agreed to pay us an additional approximately $1.6 million during 2010 for technical, regulatory and clinical development of prototype devices for esophageal cancer detection (see “—Licensing Arrangements—Konica Minolta”).

Industry Overviews

Non-Invasive Cancer Diagnostics Products

Cervical Cancer Detection

Background

According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found and treatment begins, the better a patient’s chances are of being cured. We began investigating the applications of our technologies to cancer detection before 1997, when we initiated a market analysis for these uses. We concluded that our biophotonic technologies had applications for the detection of a variety of cancers through the exposure of tissue to light. We selected cervical cancer and skin cancer from a list of the ten most attractive applications as categories of cancer to pursue initially, and currently are focused primarily on the development of our non-invasive cervical cancer detection product.

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

Our Non-invasive Cervical Cancer Product

We are developing a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The device is expected to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to indicate the likelihood of cervical cancer or precancers and/or to produce a map or image of diseased tissue. This test, unlike the Pap smear test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis.  Our system also could allow doctors to make intelligent choices in triaging patients for biopsy or treatment and potentially for selecting biopsy sites that could be expanded for use in assisting in the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component similar to those we developed and manufactured for our former infant jaundice detection product, the BiliChek™, which was sold in 2003. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch our cervical cancer detection product first in the developed countries of Europe, while continuing steps to procure FDA approval in the U.S.

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

In September 2006, we announced that the National Cancer Institute (“NCI”) awarded a fifth grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology.  This grant was used to further the ongoing FDA pivotal clinical trial.  In 2006 and 2007, we received approximately $523,000 and $398,000, respectively, of NCI grant funds. On October 5, 2009, the Company was awarded a $2.5 million matching grant by the NCI to bring to market and expand the array features for its LightTouch™ non-invasive cervical cancer detection technology. The award provides resources to complete the regulatory process and begin manufacturing ramp up for the device and single-patient-use cancer detection device disposable and will be received over a period of three years. Under the award, the Company recorded revenue of $339,000 in 2009 and is eligible to receive a maximum of $1.0 million in 2010 and $517,000 in  2011.

In June 2007, we announced that we had successfully completed an audit of our quality system and were recertified under ISO 13485:2003.  This designation means that we are eligible to issue a conformity mark “CE mark” for our non-invasive cervical cancer detection device once development is complete.  The CE mark is necessary to sell our non-invasive cervical cancer detection device in the European Union and other markets.

In September 2008, we completed enrollment in our FDA pivotal trial.  In December 2008, we filed the first module of our PMA application with the FDA.  We believe that we will file the final two modules of the PMA application with the FDA in 2010; however, there is no certainty that we will have the financial or other resources to do so (see Item 1A, “Risk Factors”).

The market for cervical cancer screening is currently dominated by lab-based cytological screening of samples obtained from patients. The market for primary screening is dominated by Cytyc, Inc. (acquired by Hologic, Inc.), which markets the Thin Prep Pap test and Digene, Inc. (acquired by Qiagen, Inc.), which markets another method of cervical cancer screening, HPV detection. Digene (now Qiagen) is attempting to gain permission to use its device for primary screening. The Digene (now Qiagen) HPV test is already approved for use as a follow-up to ambiguous Pap results and as an adjunct to the Pap test for screening women aged 30 and over. We have conducted marketing research related to the cervical cancer market and the impact of the growth of the lab-based cytological screening products. We are reviewing the impact of the changing competitive landscape related to our product development pace and our initial and potential positioning. We will have to demonstrate clinical and commercial effectiveness to be able to change current medical practice behavior and capture market share. Accordingly, we cannot be sure that these events will occur.

Lung and Esophageal Cancer

According to the World Health Organization, there are 1.2 million cases of lung cancer diagnosed each year worldwide, with at least half of these resulting in death.  In the United States, lung cancer is the leading cause of death due to cancer, with 215,000 new cases and more than 161,000 deaths annually, according to the American Cancer Society.  Lung cancer is also a serious health issue in other parts of the world, where cigarette smoking is endemic for example, with more than 63,000 deaths in Japan.  Despite this enormous and tragic toll, no effective method of early screening has been able to improve upon these rates.  Historically, chest x-rays have been employed, but typically these identify later stage cancers, which are difficult to cure.  Sputum tests to identify cancer markers in at-risk individuals have not been widely adopted and CT or other scanning technology is likely to be too expensive in the foreseeable future for screening or widespread use.   Once a mass has been identified, usually by chest x-ray or physical symptoms such as bloody sputum, a bronchoscopy with biopsy and histopathological diagnosis of the mass is performed.

Worldwide, new cases of esophageal cancer are estimated at 410,000, with more than 16,000 new cases and 14,000 deaths in the U.S. alone.  In Japan, esophageal cancer is responsible for 11,300 deaths annually.  A precursor to esophageal cancer is a condition known as Barrett’s esophagus, which is caused by excessive acid reflux.  Patients with this condition may be subjected to repeated and sometimes poorly directed biopies of areas of the esophagus thought to contain cancerous or preceancerous (neoplastic) cells.  Because there may be several areas of suspicion, the clinical challenge is to try to identify those areas of the esophagus with greatest likelihood of neoplastic change.  Endoscopic techniques, using regular white light, have only limited ability to accomplish this and defensively-minded practitioners often resort to multiple biopsies that are expensive and painful in order to increase the odds of finding disease.

Since the processes associated with cancer development show similarities between cervical cancer and other cancers, we believe our technology, if integrated with an endoscopic system, may have the potential to more accurately, or in an earlier state, detect lung and esophageal cancers and precancers.   However, we have not as yet conducted clinical trials to evaluate this potential.

Licensing Arrangements

Georgia Tech Research Corporation

We have a license agreement with Georgia Tech Research Corporation. Under this agreement, entered into in May 1991, as amended, Georgia Tech Research Corporation has granted us an exclusive worldwide license, including the right to grant sublicenses, to make, use and sell products that incorporate its know-how related to a method of using non-invasive instrumentation to quantitatively measure molecular changes in living human lenses for the purposes of diagnosing diabetes and precataractous conditions. Under the license, we must pay a royalty to Georgia Tech Research on net sales of any products manufactured and sold by us. The term of this agreement is until the expiration date of the last expiring patent covering any of the technology licensed or, if no patent issues, for 15 years from the date of execution of the agreement. The current expiration date for this agreement is July 2011. As of the filing of this report, we did not owe any amounts under this agreement.  In November 2008, we sub-licensed this technology to Freedom Meditech Corporation, based in California.  Under the terms of this agreement, we were not paid in 2009 but we were paid $24,000 in 2008 and are eligible for future milestone and royalty payments beginning in 2010.

Altea Technologies

In March 1996, we entered into a license and joint development agreement among us, Altea Technologies, Inc. (“Altea”), and Non-Invasive Monitoring Company, Inc. (“Non-Invasive Monitoring”). Under this agreement, specified rights in respect of jointly developed technology were allocated between us and Altea. This agreement also covered one granted patent and know-how related to our glucose monitoring products, the joint application by us and Altea for a U.S. patent and an international patent related to the glucose monitoring products. It also outlined continued joint development efforts between us and Altea for the first year subject to both parties’ approval. The agreement further provided for the joint ownership by us and Altea of some patents and technology relating to the transdermal/intradermal movement of substances using various methods. Under this agreement, we received worldwide, exclusive rights to any technology for monitoring applications covered by the Non-Invasive Monitoring patents and related joint technology, and Altea received exclusive, worldwide rights to any technology for delivery applications covered by the joint technology. There were 16 granted U.S. patents, five U.S. patent applications and a variety of foreign patents and patent applications covered by the agreement.

Under the license agreement, we were obligated to pay royalties to Non-Invasive Monitoring for products using technology it owns under the agreement and to Altea for products using technology it owns under the agreement, in each case based on net sales of products and net revenues from sublicensees. Royalties on products using technology of both companies were to be allocated as mutually agreed. Minimum annual royalties were payable by us to Altea. If actual accrued royalties were less than the minimum royalty amount, we were obligated to pay Altea the difference. During the term of the agreement, we only paid minimum royalty payments to Altea. The most recent minimum payments under the agreement were approximately $86,436, per quarter, after adjustment for Consumer Price Index (CPI), from $75,000 per quarter ($300,000 per year) at December 31, 2008.

We, Altea and Non-Invasive Monitoring have twice arbitrated claims under those agreements, and in April 2009, we terminated the agreements for breach, and therefore discontinued payment of minimum royalties to Altea.  As a result, we no longer retain licenses to technology that is necessary for commercializing an entire system for the measurement of glucose and other analytes in interstitial fluid.  We still, however, retain exclusive rights to five patents for sensors and collection devices pertaining to the measurement of analytes in interstitial fluid.

Konica Minolta

On April 28, 2008, we executed a six-month option to license and no-shop agreement with Konica Minolta.  In return for limited option to license and negotiation rights to certain of our technology, we were paid $250,000.  The agreement was renewed for an additional six-month period starting on October 28, 2008, for which we were paid an additional $250,000.   In addition, Konica Minolta purchased prototype materials and devices from us for a sum of approximately $100,000.  The primary objective of the collaboration was to explore the feasibility of adapting our cervical cancer detection technology to other cancers and to determine potential markets for these products in anticipation of a development agreement, which was executed on April 28, 2009.

On April 28, 2009, we signed a one-year exclusive negotiation and development agreement of optimization of our microporation system for manufacturing, regulatory approval, commercialization and clinical utility with Konica Minolta. The exclusive negotiation agreement will expire on April 28, 2010, but can be renewed for a subsequent year. We were paid a fee in this regard of $750,000. In late 2009, we began efforts to extend the agreement and, on January 28, 2010, we entered into a new agreement with Konica Minolta for development of LightTouch™ prototype devices specific to the esophageal cancer detection application.  In this agreement, Konica Minolta has agreed to pay us an additional approximately $1.6 million during 2010 for technical, regulatory and clinical development of prototype devices for esophageal cancer detection.

Research, Development and Engineering

To date, we have been engaged primarily in the research, development and testing of our current and former glucose monitoring, diabetes detection, infant jaundice and cancer detection products, including research for and development of our core biophotonic technologies. During 2004 and 2005, we spent a significant amount of resources on research and development in the area of insulin delivery as a consequence of our 2001 acquisition of Sterling Medivations. From inception to December 31, 2009, we incurred about $50.6 million in research and development expenses, net of about $15.9 million, which was reimbursed through collaborative arrangements. Research and development costs were about $1.4 million and $2.1 million in 2009 and 2008, respectively.

During 2006, we had two distinct groups conducting research, development and engineering. One group consisted of engineers and support personnel who design optics, electronics, mechanical components and software for the cancer detection products market, as well as alcohol detection products under the contract with the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) and continuous glucose monitoring products. The second group consisted of engineers developing insulin delivery products, who ceased those activities upon the sale of the SimpleChoice business in May 2007.

In 2008, we focused our R&D and engineering resources almost exclusively on development of our cervical cancer detection system, with only limited support of other programs funded through government contracts or third party funding, such as Konica Minolta.  Because we have not yet launched commercial versions of our technology, only prototypes of our cervical cancer detection products have been tested. Because our research and clinical development programs for other cancers are at a very early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our cancer detection products can be produced.

In 2009, we continued to focus our R&D and engineering resources almost exclusively on development of our cervical cancer detection system, again with only limited support of other programs funded through government contracts or third party funding, such as Konica Minolta.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products.  As of December 31, 2009, we had licensed from Non-Invasive Monitoring one granted patent and know-how related to its glucose monitoring product. We have been jointly granted 16 patents with Altea, and have jointly applied with Altea for two patents related to this device.  We no longer retain licensing rights to jointly developed patents because of our termination of the Altea agreement in April 2009.  We have license agreements with Georgia Tech Research Corporation that give us the right to use two patents related to our diabetes detection product.  We also have 22 granted U.S. patents and five pending U.S. patent applications.

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

Current cervical cancer screening systems, primarily the Pap smear and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Cytyc Corporation (now Hologic) and HPV testing from Digene Corporation (now Qiagen), have introduced other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection such as MediSpectra, Inc. (“MediSpectra”).  MediSpectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers. The limited approval limits use of the MediSpectra device only after a colposcopy, as an adjunct. In part because of these limited claims, Medispectra’s assets were acquired by Spectrascience, Inc. in 2008 and Medispectra is no longer in business  We will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage.

In June 2006, the FDA approved the HPV vaccine Gardasil from drug maker Merck & Co., Inc. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. In worldwide clinical analyses, however, women who were already infected with one or more of the four HPV types targeted by the vaccine were protected from clinical disease caused by the remaining HPV types in the vaccine. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap smears. On October 16, 2009, GlaxoSmithKline PLC was granted approval in the United States for a similar preventive HPV vaccine, known as Cervarix.

A number of competitors, including Johnson & Johnson, Inc. (which owns LifeScan, Inc. and Animas, Inc.), Roche Diagnostics, Inc. (“Roche”), Bayer AG (which owns Miles Laboratories, Inc.) and Abbott (which owns MediSense, Inc. and recently purchased TheraSense, Inc.) are currently marketing traditional single-use glucose monitors. These monitors are widely accepted in the health care industry and have a long history of effective use. Furthermore, a number of companies have developed products for alternate site glucose monitoring, including Johnson & Johnson, Roche Diagnostics, Inc. and Abbott. Some competitors in the continuous glucose monitoring market, including Abbott, Dexcom, Inc., and Medtronic MiniMed, have developed products and have received, or expect to receive, some form of FDA clearance. Accordingly, competition in this area is expected to increase.

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

The FDA regulates the clinical testing, design manufacture, labeling, packaging, marketing, distribution and record-keeping for these products to ensure that medical products distributed in the United States are safe and effective for their intended uses. The Clinical Chemistry Branch of the FDA’s Division of Clinical Laboratory Devices has traditionally been the reviewing branch for blood-based personal glucose monitoring products. The Clinical Chemistry and Clinical Toxicology Devices Panel is an external advisory panel that provides advice to the Clinical Chemistry Branch regarding devices that it reviews. This panel meets from time to time and provides comments on testing guidelines. There may be new FDA policies or changes in FDA policy that are materially adverse to us.

In the United States, medical devices are classified into one of three classes on the basis of the controls deemed necessary by the FDA to reasonably assure the devices’ safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls, such as labeling requirements, notification to the FDA before beginning marketing activities and adherence to specified good manufacturing practices. Class II devices are subject to general and special controls, such as performance standards, surveillance after beginning market activities, patient registries, and FDA guidelines. Generally, Class III devices are those which must receive premarket approval from the FDA to ensure their safety and effectiveness. Examples of Class III devices include life-sustaining, life-supporting and implantable devices, as well as new devices that have not been found substantially equivalent to legally marketed Class I or II devices.

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

An application for premarket approval must be submitted if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or for specified Class III devices. The application must contain valid scientific evidence to support the safety and effectiveness of the device, which includes the results of clinical trials, all relevant bench tests, and laboratory and animal studies. The application must also contain a complete description of the device and its components, as well as a detailed description of the methods, facilities and controls used for its manufacture, including, where appropriate, the method of sterilization and its assurance. In addition, the application must include proposed labeling, advertising literature and any required training methods. If human clinical trials of a device are required in connection with an application and the device presents a significant risk, the sponsor of the trial is required to file an application for an investigational device exemption before beginning human clinical trials. Usually, the manufacturer or distributor of the device is the sponsor of the trial. The application must be supported by data, typically including the results of animal and laboratory testing, and a description of how the device will be manufactured. If the application is reviewed and approved by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specified number of investigational sites with a specified number of patients. If the device presents a non-significant risk to the patient, a sponsor may begin clinical trials after obtaining approval for the study by one or more appropriate institutional review boards, but FDA approval for the commencement of the study is not required. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study if the compensation received does not exceed the costs of manufacture, research, development and handling. A supplement for an investigational device exemption must be submitted to and approved by the FDA before a sponsor or an investigator may make a significant change to the investigational plan that may affect the plan’s scientific soundness or the rights, safety or welfare of human subjects.

Upon receipt of a premarket approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA makes this determination, it will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. An FDA review of a premarket approval application generally takes one to two years from the date the application is accepted for filing. However, this review period is often significantly extended by requests for more information or clarification of information already provided in the submission. During the review period, the submission may be sent to an FDA-selected scientific advisory panel composed of physicians and scientists with expertise in the particular field. The FDA scientific advisory panel issues a recommendation to the FDA that may include conditions for approval. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the premarket approval application review process, the FDA will conduct an inspection of the manufacturer’s facilities to ensure that the facilities are in compliance with applicable good manufacturing practice. If the FDA evaluations of both the premarket approval application and the manufacturing facilities are favorable, the FDA will issue a letter. This letter usually contains a number of conditions, which must be met in order to secure final approval of the application. When those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval letter authorizing commercial marketing of the device for specified indications and intended uses.

The premarket approval application review process can be expensive, uncertain and lengthy. A number of devices for which a premarket approval has been sought have never been approved for marketing. The FDA may also determine that additional clinical trials are necessary, in which case the premarket approval may be significantly delayed while trials are conducted and data is submitted in an amendment to the premarket approval application. Modifications to the design, labeling or manufacturing process of a device that has received premarket approval may require the FDA to approve supplements or new applications. Supplements to a premarket approval application often require the submission of additional information of the same type required for an initial premarket approval, to support the proposed change from the product covered by the original application. The FDA generally does not call for an advisory panel review for premarket approval supplements. If any premarket approvals are required for our products, we may not be able to meet the FDA’s requirements or we may not receive any necessary approvals. Failure to comply with regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

Employees and Consultants

As of December 31, 2009, we had 17 regular employees and consulting or other contract arrangements with five additional persons to provide services to us on a full- or part-time basis. Of the 22 people employed or engaged by us, nine are engaged in research and development activities, one is engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, four are engaged in manufacturing and development, and seven are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Although we will be required to raise additional funds sometime early in the third quarter of 2010, there is no assurance that such funds can be raised on terms that we would find acceptable, or at all.

Additional debt or equity financing will be required for us to continue as a going concern. Management may seek to obtain additional funds for the financing of our cervical cancer detection business, through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will be sufficient to support planned operations only for a limited period. Management has implemented operating actions to reduce cash requirements. Any required additional funding may not be available on terms attractive to us or at all.

If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

Because we must obtain additional funds through further financing transactions or through collaborative arrangements in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Management believes that additional financing, if obtainable, will not be sufficient to support planned operations beyond the third quarter of 2010. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our Independent Registered Public Accountants’ report on our financial statements as of December 31, 2009, included with this report, indicates that there is substantial doubt about our ability to continue as a going concern because we have suffered recurring losses and have a negative working capital position and a capital deficit.  We are also in default on payments due on some short-term loans.

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

We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe funds on hand as of date of this report, along with funds from government contracts and grants, and other strategic partnerships, will be sufficient to support planned operations through the third quarter of 2010, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

We do not have a long operating history, especially in the cancer detection field, which makes it difficult for you to evaluate our business.

Although the Company has been in existence since 1992, we have only just begun the process of commercializing our cervical cancer detection technology.  Because limited historical information is available on our revenue trends and operations for our cancer detection programs it will be difficult for you to evaluate our business. Our historical financial information also includes information on the SimpleChoice sale in May of 2007. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

We have a history of losses, and we expect losses to continue.

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $75.6 million at December 31, 2009.

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

We bear responsibility for all aspects of our cervical cancer detection product, which is not being developed with a collaborative partner. In addition to any funds that may be provided by collaborative partners, we will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe that our existing capital resources and the additional sources of financing we are exploring would be sufficient to satisfy our funding requirements through the third quarter of 2010, but will not be sufficient to fund our planned operations to the point of commercial introduction of our cervical cancer detection product. Any failure to agree on a collaborative arrangement or to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations.

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

In the United States, the FDA’s actions could delay or prevent our ability to sell our products, which would adversely affect our growth and strategy plans.

In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We cannot be sure that:

•	we, or any collaborative partner, will make timely filings with the FDA;
•	the FDA will act favorably or quickly on these submissions;
•	we will not be required to submit additional information or perform additional clinical studies;
•	we would not be required to submit an application for premarket approval, rather than a 510(k) premarket notification; or
•	other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

The premarket approval process is more rigorous and lengthier than the 510(k) clearance process for premarket notifications; it can take several years from initial filing and require the submission of extensive supporting data and clinical information. For example, a former collaborative partner had filed a premarket notification for a diabetes detection product we were involved with, which was withdrawn when the FDA indicated that this product should be submitted for premarket approval, including submission of clinical study data. We have filed the first module of our PMA application with the FDA for our cervical cancer detection device.  The first module contains pre-clinical information, while the second module will contain manufacturing information and the third module will contain clinical information.  We currently plan to file the latter two modules with FDA in 2010; however, there is no certainty that we will have the resources to do so.

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

As of December 31, 2009, we have been issued, or have rights to, 22 U.S. patents (including those under license).  In addition, we have filed for, or have rights to, five U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for the disposable components to be used with our glucose monitoring and cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Additional product lines involve the modification of the cervical cancer detection technology for use in other cancers.  These product lines are only in the earliest stages of research and development and are currently not projected to reach market for several years.  The company’s goal is to receive enough funding from government grants and contracts, as well as payments from strategic partners, to fund development of these product lines without diverting funds or other necessary resources from the cervical cancer program.

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

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 22.13% of our outstanding common stock as of February 26, 2010. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the Pink Sheets. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

•	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and
•
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

Our common stock is subject to the Securities and Exchange Commission’s “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders in this offering to sell their securities in any market that might develop.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
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

Safe harbor statement under the Private Securities Litigation Reform Act of 1995:

Statements in this report, which express “belief,” “anticipation” or “expectation,” as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those identified in the foregoing “Risk Factors” and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the effectiveness and ultimate market acceptance of our products;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain approval from the FDA and corresponding foreign agencies;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC, including those contained in this annual report on Form 10-K.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.     Properties

In December 2009, we moved our offices and our new address is 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092.  Our current lease is for approximately 23,000 square feet, which comprise our administrative, research and development, marketing and production facilities, and expires in June 2017.  We do not invest in real estate or mortgages directly or indirectly.

Item 3.     Legal Proceedings

We are subject to claims and legal actions that arise in the ordinary course of business.  However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 4.     Reserved

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is traded on the Pink Sheets under the ticker symbol GTHP (formerly SPRX). The number of record holders of our common stock at February 25, 2010 was 151.

The high and low last sales prices for the calendar years 2009 and 2008, as reported by the OTC Bulletin Board and the Pink Sheets, as applicable, are as follows:

	2009		2008

	HIGH	LOW	HIGH	LOW
First Quarter	$0.43	$0.20	$0.30	$0.15
Second Quarter	$0.45	$0.24	$1.05	$0.11
Third Quarter	$0.38	$0.20	$0.42	$0.22
Fourth Quarter	$1.60	$0.32	$0.52	$0.12

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

Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,480,076	$0.30	975,143
Equity compensation plans not approved by security holders	-	-	-
TOTAL	5,480,076	$0.30	975,143

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

We were incorporated on October 27, 1992 under the name of SpectRx, Inc. The company name was changed to Guided Therapeutics, Inc. in December 2007.  Since the company’s inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we immediately began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products. We commercialized the BiliChek in 1998, which we later sold to Respironics, Inc. in 2003.  We attempted to commercialize a diabetes screening instrument with Roche Diagnostics, a division of Hoffmann–La Roche AG, Basel, Switzerland, one of the largest pharmaceutical companies in the world and a glucose monitoring product with Abbott.  We also conducted a joint venture with Welch Allyn, Inc. related to our cervical cancer detection technology from 1999 to 2002.

In December 2001, we acquired 100% of the common stock of Sterling, a company formed for the purpose of developing and marketing insulin-delivery products, which we sold in May 2007.

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2009, we have an accumulated deficit of about $75.6 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2010 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited.  In 2009, the majority of the Company’s revenues were from the NCI, Konica Minolta and NIH.  In 2008, the majority of the Company’s revenues were from the National Institute on Alcohol Abuse and Alcoholism (“NIAAA”), Konica Minolta and LifeScan Inc. We expect that the majority of our revenue in 2010 will also be derived from research contract revenue.  Our other products for cervical cancer detection are still in development.

Recent Developments

On January 28, 2010, the Company and Konica Minolta signed an agreement to receive additional funding from Konica Minolta and on February 3, 2010, the Company filed a Form 8-K to announce that it has received confirmation of additional funding from Konica Minolta to co-develop new, non-invasive cancer detection products.  The new funding, expected to be approximately $1.6 million over 12 months, is in addition to option to license payments the Company currently receives from Konica Minolta. Work on the project is expected to begin immediately. As part of the agreement, Konica Minolta is expected to purchase prototype devices and rely on the Company for establishing the technical approach and regulatory strategy for potential entry of the new products into the U.S. and international markets.

On February 26, 2010, we held a special meeting of stockholders to approve an amendment to our certificate of incorporation to reclassify our series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the $9.1 million in outstanding 2007 Notes and accrued interest were automatically converted into 13,985,197 shares of common stock.

Critical Accounting Policies

Our material accounting policies, which we believe are the most critical to an investor’s understanding of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

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

Valuation of Deferred Taxes:  The Company accounts for income taxes in accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income.

Valuation of Equity Instruments Granted To Employee, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using the Black-Scholes valuation model

Allowance for Accounts Receivable:  We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result.

Results of Operations

Comparison of 2009 and 2008

General: Net loss attributable to common stockholders increased to approximately $6.4 million or $0.38 per share in 2009, from $5.1 million, or $0.35 per share in 2008.

Revenue from Grants and other Agreements: Total revenues increased to approximately $1.6 million in 2009, from about $1.3 million in 2008. During the year ended December 31, 2009, we recorded revenue of approximately $539,000 from the NCI grant. There was no NCI grant revenue for the same period in 2008. In 2009, approximately $726,000 of revenue was recorded form Konica Minolta agreements, compared to approximately $283,000 for the same period in 2008. We also recorded revenue of approximately $133,000 in 2009 from NIH. There were no revenue recorded from NIH in 2008.There was no revenue from the NIAAA; such revenue was approximately $400,000 in the fiscal years ended December 31, 2008. There were no costs of sales in 2009 and 2008.

Research and Development Expenses: Research and development expenses decreased to approximately $1.4 million in 2009, compared to approximately $2.1 million in 2008, due to a decrease in expenses related to our cancer detection technology, primarily due to completion of our cervical cancer detection device clinical trials. The clinical trials were in progress for the entire year 2008.

General and Administrative Expense: General and administrative expense decreased to about $1.9 million in 2009, from about $2.3 million in 2008. The decrease is primarily related to a reduction in executive compensation expenses.

Other Income: Other income was approximately $32,000 in 2009, compared to an income of approximately $148,000 in 2008.

Loss on Extinguishment of Debt: Loss on Extinguishment of Debt was approximately $401,000 in 2009. The debt extinguishment relates to a gain from the write off of old payables to Roche, dating back to 1999 which was approximately $381,000 and a loss from the conversion of Notes, which was approximately $782,000. There was no debt extinguished or loss from conversion of Notes in the same period of 2008.

Interest Expense: Interest expense increased to approximately $4.0 million for the year ended December 31, 2009, as compared to expenses of approximately $1.9 million for the same period in 2008. The increase is primarily due to accretion of debt discount and a beneficial conversion feature of convertible notes in 2009, the majority of which is from conversion of the bridge loan payable and additional borrowings.

Liquidity and Capital Resources

We have financed our operations since inception primarily through grants and private sales of debt and private and public sales of our equity securities. At December 31, 2009, we had cash of approximately $230,000 and negative working capital of approximately $12.4 million.

Our major cash flows in the year ended December 31, 2009, consisted of cash out-flows of $1.4 million from operations, including approximately $6.2 million of net loss, cash outflow of $200,000 from investing activities and a net change from financing activities of $1.8 million, which primarily represents the proceeds received from our convertible notes payable and subscription receivable, as well as proceeds from a third party investment in our subsidiary.

We have historically also received funds from milestone payments and reimbursements from our collaborative partners.  We are currently seeking a collaborative partner for our glucose monitoring technology.  Until we reach an agreement with a new partner, we expect minimal or no such milestones or reimbursements.

On January 28, 2010, the Company and Konica Minolta signed an agreement to receive additional funding from Konica Minolta and on February 3, 2010, the Company filed a Form 8-K to announce that it has received confirmation of additional funding from Konica Minolta to co-develop new, non-invasive cancer detection products.  The new funding, expected to be approximately $1.6 million over 12 months, is in addition to option to license payments the Company currently receives from Konica Minolta. Work on the project is expected to begin immediately. As part of the agreement, Konica Minolta is expected to purchase prototype devices and rely on the Company for establishing the technical approach and regulatory strategy for potential entry of the new products into the U.S. and international markets.

On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into a loan agreement with existing and new creditors.   Pursuant to the loan agreement, our then-existing indebtedness was restructured and consolidated into the 2007 Notes.  The aggregate principal amount of the originally issued 2007 Notes was approximately $4.8 million and was due on March 1, 2010.  No interest was due until maturity, absent an event of default, upon which the interest rate would become 18%.  The originally issued 2007 Notes were convertible into our common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for our common stock. Additionally, accrued interest on the 2007 Notes was convertible into shares of our common stock, on the same terms. In addition, we issued 661,000 warrants at an exercise price of $0.78 to the placement agent and others in conjunction with the original issuance of the 2007 Notes, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder.

On December 1, 2008, we entered into a note purchase agreement with 28 existing and new lenders, pursuant to which we issued approximately $2.3 million in aggregate principal amount of 2008 notes and warrants exercisable for 11,558,878 shares of common stock. Approximately $1.3 million of the proceeds from the issuance of the 2008 notes was used to convert existing debt into 2008 notes, including conversion of an unsecured note issued to Dolores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, as well as notes issued under the note purchase agreement, dated between May 23 and July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by John E. Imhoff and eleven other designated investors.  The remaining funds were used in product development, working capital and other corporate purposes.

On August 31, 2009, we issued an aggregate of $3.6 million in 2007 Notes in exchange for the extinguishment of an equal amount of debt represented by the 2008 notes and the other outstanding notes issued after the 2007 Notes.   Prior to the August 31, 2009 conversions, there were approximately $4.6 million in aggregate principal amount of 2007 Notes, and accrued interest as of August 31, 2009 of approximately $1.6 million.

In October of 2009, the loan agreement governing the 2007 Notes was further amended to provide for automatic conversion of the 2007 Notes into a number of shares of common stock equal to the outstanding amounts being so converted divided by the then-current conversion price of $0.65, to be triggered upon a reclassification of our series A convertible preferred stock into common stock and warrants to purchase shares of common stock.

On February 26, 2010, we held a special meeting of stockholders to approve an amendment to our certificate of incorporation to reclassify our series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the $9.1 million in outstanding 2007 Notes and accrued interest were automatically converted into 13,985,197 shares of common stock.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2010, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion.  We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements and in the report of our independent registered public accounting firm accompanying our financial statements.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements; no special purpose entities nor activities that include non-exchange-traded contracts account for at fair value.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Guided Therapeutics, Inc. (formerly SpectRx, Inc.)
and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. (formerly SpectRx, Inc.) and its Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in capital deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s control over financial reporting as of December 31, 2009 and 2008 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guided Therapeutics, Inc. and its Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses from operations, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
UHY LLP
Atlanta, Georgia

March 23, 2010

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In Thousands Except Per Share Data)

ASSETS	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$230	$68
Accounts receivable, net of allowance for doubtful accounts of $41 and $25 at December 31, 2009 and 2008, respectively	132	164
Other current assets	48	46
Total current assets	410	278

Property and equipment, net	4	11
Deferred debt issuance costs, net	101	512
Capitalized cost of internally developed software for internal use	113	23
Other assets	161	51
Total noncurrent assets	379	597

TOTAL ASSETS	$789	$875

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
Short term notes payable	$74	$75
Notes payable – past due	438	581
Accounts payable	1,158	1,337
Accrued liabilities	831	794
Deferred revenue	250	167
Dividends payable – Series A	1,824	1,600
Advances payable – Roche	-	381
Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $1.0 million and $4.6 million, at December 31, 2009 and 2008, respectively, to former related party debt holders	8,189	3,583
Total current liabilities	12,764	8,518

TOTAL LIABILITIES	$12,764	$8,518

COMMITMENTS & CONTINGENCIES (Note 5)
CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, 243 and 336 shares issued and outstanding as of December 31, 2009 and 2008, respectively (liquidation preference $5,599 and $7,755 as of December 31, 2009 and 2008, respectively)	1,962	3,069
Common stock, $.001 par value; 100,000 shares authorized, 19,961 and 15,577 shares issued and outstanding as of December 31, 2009 and 2008, respectively.	20	16
Additional paid-in capital	61,642	58,784
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(75,599)	(69,408)
TOTAL GUIDED THERAPEITICS, INC. STOCKHOLDERS' DEFICIT	(12,079)	(7,643)

Non-controlling interest	104	-
TOTAL CAPITAL DEFICIT	(11,975)	(7,643)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$789	$875

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008
(In Thousands Except Per Share Data)

	2009	2008
REVENUE:
Service revenue	$1,550	$1,317

COSTS AND EXPENSES:
Research and development	1,409	2,060
Sales and Marketing	63	42
General and administrative	1,938	2,282
Total Costs and Expenses	3,410	4,384

Operating loss	(1,860)	(3,067)

OTHER INCOME	32	148

LOSS FROM EXTINGUISHMENT OF DEBT, net	(401)	-

INTEREST EXPENSE	(3,983)	(1,891)

LOSS BEFORE INCOME TAXES	(6,212)	(4,810)

PROVISION FOR INCOME TAXES	-	-

NET LOSS BEFORE NON-CONTROLLING INTEREST IN SUBSIDIARY	(6,212)	(4,810)

LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST IN SUBSIDIARY	-	-

NET LOSS AFTER NON-CONTROLLING INTEREST IN SUBSIDIARY	-	-

PREFERRED STOCK DIVIDENDS	(223)	(274)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,435)	$(5,084)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.38)	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,828	14,435

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (In Thousands)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Total

BALANCE, January 1, 2008	418	$3,904	13,353	$13	$55,856	$(104)	$(64,598)	$-	$(4,929)
Stock issued to directors, officers and employees	-	-	-	-	407	-	-	-	407
Warrants issued	-	-	-	-	1,863	-	-	-	1,863
Exercise of stock options	-	-	-	-	-	-	-	-	-
Dividends on preferred stock	-	-	-	-	(274)	-	-	-	(274)
Conversion of convertible notes into common stock	-	-	153	1	99	-	-	-	100
Conversion of preferred stock into common stock	(82)	(835)	2,071	2	833	-	-	-	0
Net (Loss)	-	-	-	-	-	-	(4,810)	-	(4,810)
BALANCE, December 31, 2008	336	$3,069	15,577	$16	$58,784	$(104)	$(69,408)	$-	$(7,643)
Dividends on preferred stock	-	-	-	-	(223)	-	-	-	(223)
Conversion of convertible notes into common stock	-	-	1,592	1	1,042	-	-	-	1,043
Conversion of preferred stock into common stock	(93)	(1,107)	2,746	3	1,104	-	-	-	-
Stock-based compensation expense	-	-	-	-	407	-	21	-	428
Discount – unamortized	-	-	-	-	907	-	-	-	907
Loss on extinguishment of debt owed to related parties	-	-	-	-	(379)	-	-	-	(379)
Net (Loss)	-	-	-	-	-	-	(6,212)	-	(6,212)
Investment in common stock of subsidiary	-	-	-	-	-	-	-	104	104
BALANCE, December 31, 2009	243	$1,962	19,915	$20	$61,642	$(104)	$(75,599)	$104	$(11,975)

              The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008
(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss	$(6,212)	$(4,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	7
Bad debt expense	16	-
Amortization and accretion of deferred financing costs, notes and warrants	3,077	892
Issuance of options and warrants for services and debt	428	407
Loss on extinguishment of debt, net	401	-
Changes in operating assets and liabilities:
Accounts receivable	16	4
Other assets	(2)	(31)
Accounts payable	(179)	551
Deferred revenue	83	167
Accrued liabilities	945	904
Total adjustments	4,792	2,901

Net cash used in operating activities	(1,420)	(1,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	(90)	-
Deposit paid on long-term assets	(110)	-

Net cash used in investing activities	(200)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to former debt holders - related parties	1,370	1,971
Proceeds from third party investment in subsidiary	104	-
Proceeds from subscription receivable	335	-
Payments made on bridge notes payable	(27)	-
Issuance of common stock	-	3

Net cash provided by financing activities	1,782	1,974

NET CHANGE IN CASH AND CASH EQUIVALENTS	162	65

CASH AND CASH EQUIVALENTS, beginning of year	68	3

CASH AND CASH EQUIVALENTS, end of period	$230	$68

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1,233	$1,874
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$1,104	$835
Conversion of bridge notes payable into common stock	$1,075	$2,312
Dividends in the form of preferred stock and redeemable convertible preferred stock	$223	$274
Disposal of property and equipment	$32	$-
The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009 AND 2008

1. Organization, Background, and Basis of Presentation

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiaries, Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”) and InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”, is a medical technology company developing and providing products for the non-invasive cervical cancer detection and diabetes markets in the United States and Canada. The Company uses its technologies to develop non-invasive diagnostic devices such as its cervical cancer detection product.  The Company’s products are based upon a variety of proprietary technologies. The Company’s products in development cancer detection are based upon its proprietary biophotonic technologies.

Basis of Presentation

All information and footnote disclosures included in financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2009, it had an accumulated deficit of approximately $75.6 million. Through December 31, 2009, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The below factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertianty. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation by execution of multiyear contracts from Konica Minolta and grants from NCI, while at the same time simplifying its capital structure and significantly reducing debt.

At December 31, 2009, the Company’s current liabilities exceeded current assets by approximately $12.4 million and it had a capital deficit due principally to its recurring losses from operations.  As of December 31, 2009, the Company was past due on payments due under its notes payable in the amount of approximately $438,000.  In December 2008, the Company issued $2.3 million in 2008 Convertible Notes (see Note 7).  Of this amount, $1.3 million represents existing bridge loans that were converted into 2008 Convertible Notes. During 2009 the Company has issued additional short term bridge notes to fund operations. On August 31, 2009, the Company converted all of these notes and an additional $1.3 million raised from new notes in 2009 into 2007 Notes (see Note 7), which were subject to automatic conversion into shares of common stock upon the reclassification of the series A convertible preferred stock into common stock and warrants to purchase common stock.

On February 26, 2010, the Company held a special meeting where the stockholders approved the amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock, and therefore the 2007 Notes were converted into an aggregate of 13,985,197 shares of common stock (as defined in Note 7).

If sufficient capital cannot be raised during the third quarter of 2010, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, the effort is on-going. Additional debt or equity financing will be required for the Company to continue its business activities.  If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta development agreement (see below) and additional National Cancer Institute (NCI) or other grant funding.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships.  Management believes that debt or equity financing expected to be obtained in 2010, along with funds from government contracts and grants and other strategic partnerships will be sufficient to support planned operations through the third quarter of 2010, during which production of the Company’s cervical cancer detection device could be launched.

On April 30, 2009, the Company signed a one-year exclusive negotiation and development agreement of optimization of its microporation system for manufacturing, regulatory approval, commercialization and clinical utility with Konica Minolta. The exclusive negotiation agreement will expire on April 29, 2010, but can be renewed for a subsequent year. The Company was paid a fee in this regard of $750,000. In late 2009, the Company began efforts to extend the agreement and, on January 28, 2010, the Company entered into a new agreement with Konica Minolta for development of LightTouch™ prototype devices specific to the esophageal cancer detection application.  In this agreement, Konica Minolta has agreed to pay the Company an additional amount of approximately $1.6 million during 2010 for technical, regulatory and clinical development of prototype devices for esophageal cancer detection (see Note 11).

On September 28, 2009, the Company was awarded a $2.5 million matching grant by the NCI to bring to market and expand the array features for its LightTouch™ non-invasive cervical cancer detection technology. The award provides resources to complete the regulatory process and begin manufacturing ramp up for the device and single-patient-use disposable. Under the award, the Company recorded revenue of $539,000 in 2009 and is eligible to receive a maximum of $1 million in 2010 and $517,000 in 2011.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008

Equipment	$1,402	$1,433
Furniture and fixtures	483	484
	1,885	1,917
Less accumulated depreciation	(1,881)	(1,906)
Total	$4	$11

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred.  Such costs aggregated approximately $27,000 and $196,000 in 2009 and 2008, respectively.

Accounts Receivable

The majority of the Company’s receivables in 2009 and 2008 were from NIAAA, NCI, Konica Minolta and LifeScan Inc. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivables.

Capitalized Costs of Internally Developed Software

Costs of internally developed software are capitalized, during the development stage of the software. The cost will be transferred to property and equipment and will be depreciated over the expected life of the software which is estimated to be three years once the software becomes functional. At this time none of the software is functional and there has not been any depreciation recognized in association with the software.

The Company incurred software costs of $90,000 and $23,000 for the years ended December 31, 2009 and 2008, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008

Accrued compensation	$633	$541
Accrued rent	12	53
Other accrued expenses	186	200
Total	$831	$794

Revenue Recognition

The Company records revenue from product sales at the time the product is shipped and title passes pursuant to the terms of the agreement with the customer, the amount due from the customer is fixed or determinable, and collectability of the related receivable is reasonably assured. Revenue is recorded, which includes all shipping and handling costs, and recognized only when the Company has no significant future performance obligation or the Company and the collaborative partner agree that a milestone has been achieved.  Revenue from collaborative agreements is recorded when performance targets have been met.  The Company receives funds from collaborative agreements in two forms – milestone payments based upon achieving certain performance targets and reimbursement of research and development expenses.  Milestone payments are recorded as revenue and payments for expense reimbursement are recorded as a reduction of expense not revenue. Although some of the Company’s products have expiration dates, the Company has not had to issue any credits or allowances for expired products to date, as no related expense has been incurred.

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

If the collectability of assets received for product sales, services, milestone or license fees is doubtful, the revenues are recognized on the basis of net proceeds received for recognizing revenue and related costs.

In 2009, the majority of the Company’s revenues were from the NCI, Konica Minolta and LifeScan Inc.  In 2008, the majority of the Company’s revenues were from the NIAAA, Konica Minolta and NIH.

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions.  Each income tax position is assessed using a two step process.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2009, there were no uncertain tax positions that require accrual.

The Company is in the process of filing its federal and applicable state tax returns for prior years. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions.  We do not anticipate any penalty and or interest for non-filing of tax returns as of December 31, 2009. The Company has approximately $72.5 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level.

None of the Company’s federal or state income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.  However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Stock Based Compensation

Prior to December 31, 2005, the Company used the intrinsic value method for valuing its employee/director awards of stock options and recording the related compensation expense, if any. The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

Compensation cost is recorded as earned for all unvested stock options outstanding at the beginning of the first year based upon the grant date fair value estimates, and for compensation cost for all share-based payments granted or modified subsequently based on fair value estimates.

For the years ended December 31, 2009 and 2008, share-based compensation for options attributable to employees and officers were approximately $160,000 and $133,000, respectively. These amounts have been included in the Company's statement of operations.  Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2009, the Company had approximately $3.0 million of unrecognized compensation cost related to granted stock options to be recognized over the remaining vesting period of approximately four years.

Accounting Standards Updates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162.” SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (“ASU”). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall.” The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level one fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Other ASUs, not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial position or results of operations.

3. Capital Deficit

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

          Series A Convertible Preferred Stock

At December 31, 2009, the Company had outstanding 242,576 shares of series A convertible preferred stock, having an initial stated value of $15.00 per share. The original conversion price of the series A convertible preferred was $1.50.  As a result of the restructuring of certain notes payable in March 2007 (see note 7), the conversion price of the series A preferred stock was reduced from $1.50 to $0.65 and the warrant exercise price was reduced from $2.25 to $0.81. The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total. The deemed dividend has no effect on total capital deficit.

The holders of the series A convertible preferred stock are entitled to receive dividends per share at the per annum rate of 0.5% per share.  Under the terms of the series A convertible preferred stock, the dividend is accrued from the original issue date and payable beginning March 26, 2006 and is thereafter payable quarterly in cash or stock, at the end of each calendar quarter, out of funds legally available therefor. The Company has experienced net losses since its inception, and, as of December 31, 2009, it had an accumulated deficit of approximately $75.6 million. The Company believes that no funds are legally available at this time and no dividend can be paid in stock or in cash. The series A convertible preferred stockholders have the right to vote on an as-converted basis.

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

For the year ended December 31, 2009, 93,191 shares of series A convertible preferred stock ($1,106,703 face value), were converted into 2,746,449 shares of the Company’s common stock.  For the year ended December 31, 2008, 82,408 shares of series A convertible preferred stock ($835,000 face value), were converted into 2,071,375 shares of the Company’s common stock.

On February 26, 2010, the Company held a special meeting of stockholders to approve the amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock, and therefore the remaining 242,576 shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock (see Note 11).

On the date of issuance, warrants are recorded at their fair value as determined using the Black-Scholes valuation model.  We believe that the warrants represent consideration given for the purpose of inducing conversion, or “reclassification,” of the series A preferred stock into common stock.

The expense associated with the warrants was treated as a preferred dividend and deducted from retained earnings. The excess of (1) the fair value of all securities and other consideration (the warrants and common stock) transferred by the Company to the holders of the series A preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms (the common stock) will be subtracted from net income to arrive at net income available to common stockholders in the calculation of earnings per share in the first quarter of 2010. Since the series A preferred shareholders received the same number of shares of common stock in the reclassification into which the series A preferred stock is currently convertible, the excess value was attributed solely to the warrants.

We have determined the value of the inducement warrants, using a Black-Scholes calculation as follows:

Convertible
Debt Warrants
Stock price - Closing on 02-26-2010	$0.85
Exercise price	$0.65
Term	2.50
Risk-free rate	1.43%
Volatility	1.22
Dividend yield	0.0%
Warrant value	$0.61
# of warrants to be issued	2,799,327
Value of inducement warrants issued	$1,699,504

In accordance with provision the loan agreement governing the 2007 Notes, the 2007 Notes are convertible, at the election of the Noteholder, into the number of shares of our common stock equal to the amount being converted divided by $0.65.

The only cash settlements related to the debt instrument are for fractional shares issued upon conversion of the debt instrument.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 975,143 shares remained available at December 31, 2009 and 5,480,076 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of December 31, 2009.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in 2009 and 2008 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2009	2008
Expected volatility	151%	157%
Expected option life in years	10.0	5.83
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.24%	4.52%
Weighted average fair value per option at grant date	$0.38	$0.13

Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information is the primary basis for the selection of expected volatility, expected option life and expected dividend yield. Expected volatility is based on the most recent historical period equal to the expected life of the option. The risk-free interest rate is based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option on the date the stock options were granted.

Stock option activity for each of the two years ended December 31, is as follows:

	2009		2008
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,306,500	$0.47	3,160,500	$1.43
Options granted	1,222,576	$0.31	2,479,000	$0.31
Options exercised	-	-	-	-
Options expired/forfeited	(49,000)	$7.63	(1,333,000)	$4.03
Outstanding at end of year	5,480,076	$0.38	4,306,500	$0.47
Options vested or expected to vest at year-end	5,480,076	$0.38
Options exercisable at year-end	3,978,125	$0.37	2,334,457	$0.67
Options available for grant at year-end	975,143		2,148,719
Aggregate intrinsic value – options exercised	$0.00		$0.00
Aggregate intrinsic value – options outstanding	$4,492,517		$0.00
Aggregate intrinsic value – options exercisable	$2,987,307		$0.00

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the U.S. Over the Counter market for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At December 31, 2009, options exercisable for 6,090 shares were outstanding under this plan. In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of December 31, 2009, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of December 31, 2009:

Warrants		Exercise Price	Expiration Date
189,000	(1)	0.65	08/30/2013
410,000	(2)	0.65	02/05/2014
68,000	(3)	0.65	11/20/2013
7,485,061	(4)	0.78	02/23/2012
15,000	(5)	0.78	03/01/2012
400,000	(6)	0.65	04/02/2013
240,385	(7)	0.65	07/14/2014
11,558,878	(8)	0.65	12/01/2014
5,428,524	(9)	0.65	03/01/2012
661,000	(10)	0.78	02/23/2012
26,455,848

(1 to 3)
(Consists of amended and restated warrants to purchase common stock at a purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, which settlement resulted in adding five years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price, and are subject to repricing on the same terms as the series A convertible preferred stock.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share.

(4)
Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. On March 12, 2007, the relative fair value of the warrants was approximately $2.3 million (including $300,000 attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the beneficial conversion feature was approximately $1.5 million. The debt discount, consisting of the beneficial conversion feature and warrants, will accrete over the 36-month term of the convertible notes payable under the agreement using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others) is being amortized over thirty-six months, using the effective interest method.

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

(7)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued in conjunction with the July 14, 2008, Subordinate Convertible Notes. These warrants are subject to reset to the same prices the Company's Series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

(8)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued in conjunction with the December 1, 2008, Subordinate Convertible Notes. These warrants are subject to reset to the same prices the Company's Series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.

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

(10)
Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007 for placement agent fees treated as debt issuance cost.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, InterScan warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of December 31, 2009, no such InterScan financing had occurred.

4. Income Taxes

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2009, the Company had NOL carryforwards available through 2029, of approximately $72.5 million available to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all NOL carryforwards and all deferred tax assets. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of NOL.

Components of deferred taxes are as follows at December 31 (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$26,594	$24,092
Deferred tax liabilities:
Intangible assets and other	924	1,124
	27,518	25,217
Valuation allowance	(27,518)	(25,217)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2009	2008
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(38)	(38)
	0%	0%

5. Commitments and Contingencies

Operating Leases

Future minimum rental payments at December 31, 2009 under non-cancellable operating leases for office space that expires in 2017 and equipment that expires in 2012 are as follows (in thousands):

Year	Amount

2010	$136
2011	$127
2012	$159
2013	$150
2014	$155
2015 and thereafter	$406
Total	$1,133

Rental expense was approximately $264,000 and $274,000 in 2009 and 2008, respectively.

Outstanding Obligation

On August 8, 2005, SpectRx, Inc. ("SpectRx") entered into a warrant agreement (the "Warrant Agreement") with certain of its investors (the "Investors") to change certain of the terms of warrants to purchase 657,000 shares of SpectRx common stock held by the Investors. The Warrant Agreement was entered into pursuant to a bridge financing term sheet (the "Term Sheet") executed in June 2005. Although the bridge financing was not completed, the provisions of the Term Sheet provided, in the event of termination of the bridge financing by SpectRx, for amendment to the terms of warrants held by the Investors. Pursuant to the Warrant Agreement and the amended and restated warrants (each, a "Warrant," and collectively, the "Warrants") issued thereunder, the exercise price for each Warrant was changed to $1.50, the term of each Warrant was extended for an additional 5 years and anti dilution provisions equivalent to those for SpectRx's series A preferred stock were added to each Warrant. In addition to these changes and in settlement of a dispute that arose in connection with the Term Sheet, the Warrant Agreement also provides that, if certain initial financing is obtained for SpectRx's wholly owned subsidiary, Guided Therapeutics, Inc. ("GT," and such initial financing, the "GT Financing"), two of the Investors (the "GT Financing Investors") will receive warrants (each, a "GT Warrant," and collectively, the "GT Warrants") to purchase an aggregate number of shares of GT common stock owned by SpectRx equal to 7.5% of the outstanding GT common stock as of the closing of the GT Financing. The Warrant Agreement further provides that if, prior to the GT Financing, SpectRx licenses or sells it cervical cancer detection technology, SpectRx will remit to the GT Financing Investors an aggregate of 7.5% of the net proceeds of such license or sale. The investors have pre-existing relationships with SpectRx, including the ownership of an aggregate of approximately 6.5% of SpectRx's common stock.

Litigation and Claims

The Company has been subject to certain asserted and threatened claims, against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management based upon advice from counsel, there are no known claims against the Company’s owned or licensed intellectual property rights that will have a material adverse impact on the Company’s financial position or results of operations.

In addition, from time to time, the Company may be involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters which may occur, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular period.

Contracts

During 2008, the Company has received contracts from the NIAAA and the Department of the Army to develop and test devices to sense alcohol and insulin growth factor, respectively, based upon the Company’s interstitial fluid collection technology.  The NIAAA contract runs for a total of five years, with an option to be extended for an additional three years. In April of 2008, the contract was completed with the maximum allowable three years of extensions.  No more funds remain available from this contract. The Company recognized approximately $405,000 of revenue upon completion of certain activities specified under the NIAAA contract during 2008.  There was no revenue received from NIAAA for the fiscal year ended December 31, 2009.

On April 30, 2009, the Company entered into a one year agreement for $750,000 with Konica Minolta to co-develop non-invasive cancer detection products.  The Company received $500,000 on the Agreement on May 15, 2009 and the remaining balance of $250,000 was paid on October 29, 2009.  The new development agreement follows two years of collaborative preparations to identify large market opportunities that would benefit from the Company’s proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on the Company’s LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the Food and Drug Administration‘s (FDA) premarket approval process.  In addition, on January 28, 2010, the Company executed a new agreement with Konica Minolta for development of LightTouch™  prototype devices specifically for the esophageal cancer detection application. In this agreement, Konica Minolta has agreed to pay an additional approximately $1.6 million during 2010 for technical, regulatory and clinical development of prototype devices for esophageal cancer detection (See Note 11).

6.  License and Technology Agreements

As part of the Company’s efforts to conduct research and development activities and to commercialize potential products, the Company, from time to time, enters into agreements with certain organizations and individuals that further those efforts but also obligate the Company to make future minimum payments or to remit royalties ranging from 1% to 3% of revenue from the sale of commercial products developed from the research.  The Company generally is required to make minimum royalty payments for the exclusive license to develop certain technology.

In accordance with the renegotiation of an agreement with Altea regarding a license for glucose monitoring technology in 2001, the minimum required payment to Altea Technology, Inc (“Altea”) was reduced to $300,000 per year subject to certain adjustments, starting in 2005, to maintain this license.  The Company was required to make advances on royalty payments in 2002.  During 2008, the Company recognized royalty expense of approximately $375,000, which was recorded as research and development expense.

In April 2009, the Company terminated the Altea agreement for breach, and therefore discontinued payment of minimum royalties to Altea.  As a result, the Company no longer retains licenses to technology that is necessary for commercializing an entire system for the measurement of glucose and other analytes in interstitial fluid.  The Company still, however, retains exclusive rights to five patents for sensors and collection devices pertaining to the measurement of analytes in interstitial fluid.

7.  Notes Payable

On February 26, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the approximately $9.1 million in outstanding 2007 Notes was automatically converted into 14.0 million shares of common stock (see Note 11).

Historical Details of the 2007 Convertible Notes

On March 12, 2007, the Company completed a restructuring of its then-existing indebtedness by entering into a loan agreement with existing and new creditors.  Pursuant to the loan agreement, the Company’s then-existing indebtedness was restructured and consolidated into the 2007 Notes.  The aggregate principal amount of the originally issued 2007 Notes was approximately $4.8 million and was due on March 1, 2010.  No interest was due until maturity, absent an event of default, upon which the interest rate would become 18%.  The originally issued 2007 Notes were convertible into common stock at $0.65 per share, or 7,285,061 shares of common stock, and were issued with approximately 7.2 million warrants, exercisable immediately at $0.78 per share for the Company’s common stock. Additionally, accrued interest on the 2007 Notes was convertible into shares of the Company’s common stock, on the same terms. In addition, the Company issued 661,000 warrants at an exercise price of $0.78 to the placement agent and others in conjunction with the original issuance of the 2007 Notes, as well as a warrant to purchase 15,000 shares of common stock at $0.78, as part of interest expense to a non-converting bridge note holder.

On March 12, 2007, the relative fair value of the warrants described above was approximately $2.3 million (including $300,000 attributed to 661,000 warrants for placement agent fees treated as debt issuance cost), and the relative fair value of the in the money beneficial conversion feature was approximately $1.3 million.  The debt discount, consisting of the beneficial conversion feature and warrants, was to be amortized over the 36-month term of the 2007 Notes payable using the effective interest method. In addition, debt issuance costs totaling approximately $811,000 ($520,000 cash costs and $291,000 warrant value for 661,000 warrants issued to the placement agents and others) were to be amortized over 36 months, using the effective interest method. At December 31, 2009, approximately $744,000 of debt discount remained unamortized.

The 2007 Notes were a senior secured obligation of the Company and were secured by (a) a first in priority lien on all of the Company’s assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling’s assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company’s SimpleChoice business unit and related intellectual property.

The 2007 Notes would have automatically converted into series A convertible preferred stock upon any completion of a convertible preferred financing of $5 million or more.

The loan agreement governing the 2007 Notes also provides certain registration rights with respect to the shares of the Company’s common stock underlying the 2007 Notes and related warrants. The penalty for the late registration of the underlying common stock, as outlined in the agreement, is calculated as 1/90th of 1% for each late day.

Of the proceeds from the original issuance of the 2007 Notes, approximately $1.9 million was used to convert debt from the previous loans into 2007 Notes, and approximately $1.2 million was used to retire debt from the previous loans.

The issuance of the 2007 Notes and the warrants changed the conversion price of the Company’s series A convertible preferred stock from $1.50 to $0.65, the exercise price of certain of the Company’s warrants from $2.25 to $0.81 and the exercise price of certain of the Company’s warrants issued in August 2005 from $1.50 to $0.65 (see Note 3). The re-pricing of the series A convertible preferred stock and the associated warrants triggered a deemed dividend of approximately $3.8 million in total.  The deemed dividend has no net effect on stockholders’ equity.

In March and April 2008, the Company issued four short-term unsecured promissory notes to its directors in the amounts of $10,000 each.  This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, on December 1, 2008 these notes were surrendered in exchange for new convertible notes, and on August 31, 2009, the Company converted all of those notes into 2007 Notes.

On April 10, 2008, the Company issued a new short-term unsecured promissory note to one of the Company’s shareholder, Dolores Maloof, in the amount of $400,000. The note matured on July 10, 2008, with an interest rate of 13%, and contained an obligation to issue a total of 400,000 warrants to purchase shares of the Company’s common stock at $0.65 per share.  Under the agreement governing the note, the note was past due; however, on December 1, 2008 the notes was surrendered in exchange for a new note, and on August 31, 2009, the Company converted this note into a 2007 Note.

Between May 23 and July 7, 2008, the Company received a total of $625,000, as part of a new note purchase agreement, effective July 7, 2008. The notes carried 30% warrant coverage at $0.78. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for new convertible notes, and on August 31, 2009, the Company converted all of those notes into 2007 Notes.

On December 1, 2008, the Company entered into a note purchase agreement with 29 existing and new lenders  pursuant to which the Company issued approximately $2.3 million in aggregate principal amount of 15% subordinated secured convertible notes due December 1, 2011 and warrants exercisable for 11,558,878 shares of the Company’s common stock.  Approximately $1.3 million of the proceeds from this agreement was used to convert existing debt into 2008 notes, including conversion of an unsecured note issued to Dolores Maloof on April 10, 2008 in the aggregate principal amount of $400,000, plus interest, as well as notes issued under the note purchase agreement, dated between May 23 and July 7, 2008, in aggregate principal amount of $625,000, plus interest, held by John E. Imhoff and eleven other designated investors.  The remaining funds were used in product development, working capital and other corporate purposes. At December 31, 2009, one investor has a subscription agreement totaling $5,000 outstanding, relating to the December 1, 2008 financing. On August 31, 2009, the Company converted all of the outstanding 2008 notes into 2007 Notes.

On April 13, 2009, the Company issued a 15% note to John E. Imhoff in the amount of $565,660 to replace the notes purchased by Dr. Imhoff that were previously issued to other investors, in the amounts of $154,403, $102,470, $158,787 and $150,000, under the same terms and conditions. In connection with Mr. Imhoff’s re-purchase of those notes, warrants to purchase 2,464,360 shares of common stock, previously issued to the selling investors, were canceled and a new warrant was issued to Mr. Imhoff.  Thereafter, three of the four selling investors kept warrants to purchase 150,000, 102,400 and 150,000 shares of common stock, respectively, under the same terms and conditions. On August 31, 2009, the Company converted Mr. Imhoff’s note into a 2007 Note.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions. On August 31, 2009, the Company converted this note into a 2007 Note.

Additionally, the Company issued 17% unsecured notes to the following related parties on the dates indicated (see Note 8):

Noteholder	Original Loan Amount	Original Loan Date(s)	Original Loan Maturity Date	Loan Status
Ronald W. Hart	$10,000	04/10/09	10/09/09	Converted to 2007 Note
Dolores Maloof	$25,000	04/17/09	05/27/09	Converted to 2007 Note
Ronald W. Hart	$6,000	04/23/09	10/22/09	Converted to 2007 Note
John E. Imhoff	$65,000	07/07/09	01/06/10	Converted to 2007 Note

On June 19, 2009, the Company issued a 15% unsecured note in the amount of $10,000 to a new investor. On August 31, 2009, the Company converted this note and all of the outstanding notes described in the table above into 2007 Notes.

On August 31, 2009, giving effect to all of the conversions to 2007 Notes described above, the Company issued an aggregate of $3.6 million in 2007 Notes in exchange for the extinguishment of an equal amount of debt represented by the exchanged notes.   Prior to the August 31, 2009 conversions, there were approximately $4.6 million in aggregate principal amount of 2007 Notes, for which accrued interest as of August 31, 2009 was approximately $1.6 million. The Company recorded a loss from the conversion of Notes of approximately $782,000 in its statements of operations for the year then ended.

In October of 2009, the loan agreement governing the 2007 Notes was further amended to provide for automatic conversion of the 2007 Notes into a number of shares of common stock equal to the outstanding amounts being so converted divided by the then-current conversion price of $0.65, to be triggered upon a reclassification of the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.

On February 26, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the $9.1 million in outstanding 2007 Notes was automatically converted into 14.0 million shares of common stock (see Note 11).

Short Term Notes payable

At December 31, 2009, the Company maintains a Line Of Credit (“LOC”) in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This LOC was converted to a 36 months straight line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,333 per month (see note 11).

Notes Payable – Past Due

On March 1, 2007, the Company issued four short-term unsecured promissory notes as payment for all amounts due under the Bridge Loan Agreement as follows:  one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company’s common stock at $0.78 per share.  The fair value of these warrants was approximately $64,000 at March 31, 2007.  This amount has been expensed in the Company’s statement of operations for the period then ended March 31, 2007.  On August 28, 2009, one of the $notes in the amount of $169,857 plus accrued interest was converted to the Company common stock at $0.65. Total common share issued in conjunction of the loan settlement was 339,534.  An additional extension is currently being negotiated with the other lenders. Warrants have been issued; however, the notes are past due.

8.  Related Party Transactions

On April 13, 2009, the Company issued a 15% note to John E. Imhoff in the amount of $565,660 to replace the notes purchased by Dr. Imhoff that were previously issued to other investors, in the amounts of $154,403, $102,470, $158,787 and $150,000, under the same terms and conditions. In connection with Mr. Imhoff’s purchase of those notes, warrants to purchase 2,464,360 shares of common stock, previously issued to the selling investors, were canceled and a new warrant was issued to Mr. Imhoff.  Thereafter, three of the four selling investors kept warrants to purchase 150,000, 102,400 and 150,000 shares of common stock, respectively, under the same terms and conditions. On August 31, 2009, the Company converted Mr. Imhoff’s note into a 2007 Note.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions. On August 31, 2009, the Company converted this note into a 2007 Note.

Additionally, the Company issued 17% unsecured notes to the following persons on the dates indicated:

Noteholder	Original Loan Amount	Original Loan Date(s)	Original Loan Maturity Date	Loan Status
Ronald W. Hart	$10,000	04/10/09	10/09/09	Converted to 2007 Note
Dolores Maloof	$25,000	04/17/09	05/27/09	Converted to 2007 Note
Ronald W. Hart	$6,000	04/23/09	10/22/09	Converted to 2007 Note
John E. Imhoff	$65,000	07/07/09	01/06/10	Converted to 2007 Note

On December 1, 2008, the Company entered into a loan agreement with certain investors, including John E. Imhoff, William Zachary, Jr., Michael C. James, Dr. Ronald W. Hart and Ronald W. Allen, all directors of the Company. On August 31, 2009, the Company converted all of these notes into 2007 Notes.

In March and April 2008, the Company issued four unsecured notes to its directors in the amounts of $10,000 each.

9.    Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The Company has the following allowances for doubtful accounts  (in thousands):

	Year Ended December 31,
	2009	2008

Beginning balance	$25	$25
Additions	91	-
	116	25
Charge to expense	75	-
Total	$41	$25

10.   Loss Per Common Share

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of shares outstanding during the period.

11.  Subsequent Events

On January 5, 2010, an employee, David Mongin, converted 7,000 shares of fully vested options, with an exercise price of $0.30 into shares of common stock.

On January 12, 2010, a holder of a 2007 note converted $100,000 of principal, plus accrued interest, into 212,513 shares of common stock.

On January 15, 2010, a holder of a 2007 note converted $24,991.25 of principal, plus accrued interest, into 53,040 shares of common stock.

On January 15, 2010, a director, John E. Imhoff, converted 40,000 shares of fully vested options into shares of common stock. These options were issued in lieu of the 2009 and 2008 Board director’s fees.

On January 19, 2010, the Company issued a 13% unsecured note to Lynne H. Imhoff in the amount of $100,000. The note is due on July 19, 2010.

On January 28, 2010, the Company and Konica Minolta signed an agreement to receive additional funding from Konica Minolta and on February 2, 2010, the Company filed a Form 8-K to announce that it has received confirmation of additional funding from Konica Minolta to co-develop new, non-invasive cancer detection products.  The new funding, expected to be approximately $1.6 million over 12 months, is in addition to option to license payments the Company currently receives from Konica Minolta. Work on the project is expected to begin immediately. As part of the agreement, Konica Minolta is expected to purchase prototype devices and rely on the Company for establishing the technical approach and regulatory strategy for potential entry of the new products into the U.S. and international markets.

On February 24, 2010, the Company converted its LOC in the amount of $75,000 with Pacific International Bank of Seattle, Washington into a 36 months straight line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,333 per month (see note 7).

On February 26, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock. The warrants were amended to expire on March 1, 2013 and the price was amended from $0.78 to $0.65. Upon this reclassification, the $9.1 million in outstanding 2007 Notes and accrued interest was automatically converted into 14.0 million shares of common stock (see Notes 3 and 7).

On March 4, 2010, an employee, David Mongin, converted 7,000 shares of fully vested options, with an exercise price of $0.30 into shares of common stock.

On March 15, 2010, a director, Mike James, converted 65,000 shares of fully vested options into shares of common stock. These options were issued in lieu of the 2009   and 2008 Board director’s fees.

The Company has reviewed subsequent events through March 23, 2010.

Item 9A.   Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2009, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting, described below, that we have yet to fully remediate.

Management’s Annual Report on Internal Control over Financial Reporting:  Our management, including our chief executive officer/chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer/chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (ii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31,2009, due to the existence of the material weakness described below:

Our Chief Executive Officer/Chief Financial Officer determined that material weaknesses existed in our internal control over financial reporting resulting from inadequate resources in our accounting and financial reporting group – a result of our changes in senior management in the second quarter of fiscal year 2007. This was evidenced by our inability to timely file our annual reports on Form 10-K for the fiscal years ended December 31, 2008 and 2007 and our quarterly reports on Form 10-Q for each of the fiscal quarters of 2008.

Further, management has identified that some processes for preparing the consolidated financial statements lack the appropriate controls to ensure the completeness, accuracy, appropriate valuation and proper presentation and disclosure of financial transactions.

Management intends to remediate these weaknesses by hiring a new Chief Financial Officer and an Accounting Manager, in the third quarter of 2010. Additionally, an Accounts Payable and Accounts Receivable employees will be added to the team in the fourth quarter of 2010 and the Company will  implement new procedures and internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.   Other Information

On February 26, 2010, we held a special meeting of stockholders to approve an amendment to our certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  The result of the vote was approved as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes*
Common stock and series A convertible preferred stock, voting together as a single class	16,509,432	267,131	50,267	0
Series A convertible preferred stock, voting separately as a class	7,226,896	0	0	0

*  Broker non-votes are not treated as votes in favor of approving any matter submitted to the stockholders for a vote and, therefore, have the same effect as a vote against the proposal.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers as of December 31, 2009:

Name	Age	Position with Guided Therapeutics

Mark L. Faupel, Ph.D.	54	Chief Executive Officer, Acting Chief Financial Officer, President and Director

Richard L. Fowler	53	Secretary and Senior Vice President of Engineering

Shabbir Bambot, Ph.D.	44	Vice President for Research and Development

Ronald W. Hart, Ph.D.	67	Director

John E. Imhoff, M.D.	58	Director

Michael C. James	51	Director

William E. Zachary, Jr.	67	Acting Chairman and Director

Ronald W. Allen	68	Director

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

John E. Imhoff, M.D. has served as a member of our Board of Directors since April 2006.  Dr. Imhoff is an ophthalmic surgeon who specializes in cataract and refractive surgery.  He presently serves as a member of the Hawaiian Eye Foundation’s Scientific Advisory Board.  He is also one of our principal shareholders and invests in many other private and public companies.  He has a B.S. in Industrial Engineering from Oklahoma State University, an M.D. from the University of Oklahoma and completed his ophthalmic residency at the Dean A. McGee Eye Institute. He has worked as an ophthalmic surgeon and owner of Imhoff Eye Center since 1983.

Michael C. James has served as a member of our board of directors since March 2007. Mr. James is also the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Mr. James currently sits on the Board of Directors of Millennium Biotechnologies Group, Inc.  Mr. James was Chief Executive Officer of Nestor, Inc. from January 2009 to September 2009.  He was on the Board of Directors of Nestor, Inc. from July 2006 to June 2009.  He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He was employed by National Discount Brokers from 1986 to 1991 and held positions of Treasurer and Chief Financial Officer. He began his career in 1980 as a staff accountant with Eisner LLP. Mr. James received a B.S. degree in Accounting from Fairleigh Dickinson University in 1980.

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

Ronald W. Allen was named a Director of Guided Therapeutics in September 2008.  Mr. Allen retired as Delta’s Chairman of the Board, President and Chief Executive Officer in July 1997, and had been its chairman of the board and Chief Executive Officer since 1987.  He is a Director of The Coca-Cola Company, Aaron Rents, Inc., Aircastle Limited and Interstate Hotels & Resorts, Inc. He also is a board member of the St. Joseph’s Translational Research Institute, which endeavors to turn new medical discoveries into tangible cures.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2009, our officers, directors, with the exception of directors John Imhoff, M.D., who was delinquent in filing his Form 3, and 10% stockholders were in compliance with all applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees.  To obtain a copy without charge, contact our Corporate Secretary, Guided Therapeutics, Inc., 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092.  If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.guidedinc.com, under the "Investor Relations" tab under the tab "About Us."  Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

Material Changes to Security Holders Nomination Procedure

There has been no material change to the procedures by which security holders may recommend nominees to the registrant’s board of directors, since the last disclosure.

Audit Committee

The Board of Directors of Guided Therapeutics has adopted a written audit committee charter. All members of the audit committee are independent as defined in Rule 4200(a) (14) of the National Association of Securities Dealers’ listing standards.

For the fiscal year ended December 31, 2009, Mr.  William E. Zachary, an Attorney by profession and Michael C. James, retired Certified Public Accountant, were members of the Audit Committee, Director Michael C. James is designated the Audit Committee Financial Expert.

Certain information required under this Item with regard to corporate goverance is incorporated by reference to the information set forth under the caption "Corporate Governance" in the definitive proxy statement for our 2010 annual meeting of stockholders, expected to be filed within 120 days of our final year end.

Item 11.    Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid during each of the fiscal years ended December 31, 2009 and 2008 to the chief executive officer and our two other most highly compensated executive officers, collectively referred to as the named executive officers, in 2009:

2009 and 2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Forfeitures ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Mark Faupel, Ph.D CEO & CFO	2009	228,000	-	-	380,000	-	-	-	-	608,000
	2008	228,000	-	-	-	-	-	-	-	228,000

Shabbir Bambot, Ph.D. VP of R&D	2009	175,000	7,500	-	-	-	-	-	-	182,500
	2008	160,000	-	-	85,800	-	-	-	-	245,800

Richard Fowler, Sr. VP of Engineering	2009	170,000	-	-	-	-	-	-	-	170,000
	2008	170,000	-	-	-	-	-	-	-	170,000

Dr. Faupel’s 2009 and 2008 compensation consisted of a base salary of $228,000 and usual and customary company benefits.  In 2009, Dr. Faupel received no bonus and 1 million incentive stock options. Incentive stock options granted to employees, officers and directors under the Company’s Stock Based Compensation Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options vest in three installments.  One third of the options vest equally over a two-year period; A third vests upon a certain condition that has been met at December 31, 2009; and the remaining third vests when a certain condition is achieved. The condition has not been met at December 31, 2009. Dr. Faupel did not receive any stock options in 2008.

In 2009, approximately $117,846 of Dr. Faupel’s salary was deferred.  As at December 31, 2009, Dr. Faupel’s total salary deferred was approximately $344,677.

Dr. Bambot’s 2009 compensation consisted of a base salary of $175,000 and usual and customary company benefits. He received $7,500 in cash bonuses and no stock options in 2009. Dr. Bambot’s 2008 compensation consisted of a base salary of $160,000 and usual and customary company benefits. He received no bonus and 260,000 stock options. Incentive stock options granted to employees, officers and directors under the Company’s Stock Based Compensation Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options vests in three installments.  One third of the options vest equally over a two year period; A third vests upon a certain condition that has been met at December 31, 2009; and the remaining third vests when a certain condition is achieved. The condition has not been met at December 31, 2009.

As at December 31, 2009, Dr. Bambot’s total salary deferred was approximately $8,319.

Mr. Fowler’s 2009 and 2008 compensation consisted of a base salary of $170,000 and usual and customary company benefits. He received no bonus and no stock options both years.

As at December 31, 2009, Mr. Fowler’s total salary deferred was approximately $76,064.

Outstanding Equity Awards to Officers at December 31, 2009

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Options Unexercis- able (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Mark Faupel, Ph.D CEO & CFO	612,111	-	602,889	0.58	01/15/2019	-	-	-	-
Shabbir Bambot, Ph.D. VP of R&D	366,333	-	324,667	0.37	12/12/2018	-	-	-	-
Richard Fowler Sr. VP of Engineering	336,000	-	110,429	0.22	11/12/2017	-	-	-	-

Outstanding Equity Awards to Directors at December 31, 2009

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)	Number of Securities Underlying Options Unexer- cisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
William E. Zachary, Jr. Chairman & Director	247,000	-	20,000	0.11	05/22/2019	-	-	-	-
John Imhoff, M.D., Director	40,000	-	-	0.00	05/22/2019	-	-	-	-
Ronald W. Hart, Ph.D., Director	770,000	-	250,000	0.12	05/22/2019	-	-	-	-
Michael C. James Director	65,000	-	-	0.00	05/22/2019	-	-	-	-
Ronald W. Allen Director	520,000	-	-	0.32	05/22/2019	-	-	-	-

The following Board members also serve as consultants to the company:

1.
Ronald W. Hart, Ph.D. – Dr. Hart’s consulting services include regulatory and clinical issues, especially with advice for the Company with regard to its application to the US Food and Drug Administration (FDA).

2.	Ronald W. Allen – Mr. Allen advises the company with regard to personnel and financing. As such, he plays an important role in identifying potential funding sources.
3.	William E. Zachary, Esq. Mr. Zachary advises the company on legal matters and negotiations. He also serves on the Board’s audit committee.

For the fiscal year ended December 31, 2009, Mr. Michael C. James, retired Certified Public Accountant and Dr. John E. Imhoff were members of the compensation committee. The Company’s compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion, the compensation committee will recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our common stock as of January 11, 2010 by (i) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock (a “5% stockholder”), (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Dr. John Imhoff (3)	10,060,460	13.12%
Dolores Maloof (4) 2669 Mercedes Drive Atlanta, GA 30345	5,336,834	6.96%
Michael C. James (5)	3,288,818	4.29%
Kuekenhof Equity Fund, LLP (6) 51 Gloria Drive Allendale, NJ 07401	3,227,032	4.21%
Ronald Hart (7)	1,205,170	1.57%
Ronald W. Allen (8)	837,151	1.09%
Richard L. Fowler (9)	479,336	*
Mark L. Faupel (10)	465,556	*
Shabbir Bambot (11)	354,389	*
William E. Zachary, Jr. (12)	340,628	*
All directors and executive officers as a group (8 persons) (13)	17,031,508	22.21%
_____________
(*)	Less than 1%.
(1)
Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)
Percentage ownership is based on 19,614,975 shares of common stock outstanding as of January 11, 2010. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to currently exercisable options, warrants, convertible preferred stock or convertible notes, or any such securities exercisable within 60 days after January 11, 2010, are deemed outstanding for purposes of computing the percentage ownership of the person holding those options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)
Consists of 3,077,717 common shares, 33,333 preferred shares convertible into 992,400 common shares, warrants to purchase 4,097,398 common shares, $1,205,343 in 13% notes convertible into 1,854,374 common shares and 38,571 shares subject to stock options. Dr. Imhoff is on the board of directors.

(4)	Consists of 272,500 common shares, warrants to purchase 4,012,439 common shares and $683,732 in 13% notes convertible into 1,051,895 common shares.

(5)	Consists of the securities held by Kuekenhof Equity Fund, LP listed in note 6, plus 61,786 shares subject to stock options held by Michael C. James personally. Mr. James is on the Board of Directors.

(6)
Consists of warrants to purchase 1,742,409 common shares and $965,005 in 13% notes convertible into 1,484,623 common shares held by Kuekenhof Equity Fund, LP, for which Michael C. James is Managing Partner (see note 5).

(7)
Consists of warrants to purchase 218,879 common shares, $148,288 in 13% notes convertible into 228,136 common shares and  758,155 shares subject to stock options held by Hart Management, LLC, Ronald Hart, owner. Dr. Hart is on the Board of Directors.

(8)
Consists of warrants to purchase 244,792 common shares, $47,962 in 13% notes convertible into 73,788 common shares and 518,571 shares subject to stock options held by Ronald Allen. Mr. Allen is on the Board of Directors.

(9)	Consists of 9,476 common shares, warrants to purchase 56,120 common shares, $50,125 in a 13% note convertible into 77,115 common shares and 336,625 shares subject to stock options.

(10)	Consists of 465,556 shares subject to stock options.

(11)	Consists of 354,389 shares subject to stock options.

(12)
Consists of 12,963 common shares, warrants to purchase 65,033 common shares, $10,481, 13% note to purchase 16,124 common shares and 246,509 shares subject to stock options held by William Zachary. Mr. Zachary is on our Board of Directors.

(13)
Consists of 3,087,193 common shares, 33,333 preferred shares convertible into 992,400 common shares, warrants to purchase 6,424,630 common shares, $2,427,204, 13% notes convertible into 3,734,160 common shares and 2,780,162 shares subject to stock options.

Item 13.   Certain Relationships and Related Transactions and Director Independence

On April 13, 2009, the Company issued a 15% note to John E. Imhoff, one of the Company’s directors, as part of the 2009 Convertible Notes, in the amount of $535,660 to replace the notes purchased by Dr. Imhoff that were previously owned by J.E. Funderburke, Robert Johnson, John C. Imhoff and Easy Money (the “Selling Investors”), in the amounts of $154,403, $102,470, $158,787 and $150,000, respectively, under the same terms and conditions. With the re-purchase of the 2008 Convertible Notes by John E. Imhoff, 2,464,360 warrants, previously issued to the Selling Investors, were cancelled and issued to John E. Imhoff.  Thereafter, J.E. Funderburke, Robert Johnson and Easy Money, kept 150,000, 102,400 and 150,000 warrants, respectively, under the same terms and conditions. The note was part of the 15% subordinated secured convertible notes due December 1, 2011 (the “2008 Convertible Notes”). The notes were converted into the 2007 Notes on August 31, 2009.

On April 15, 2009, the Company issued a 17% unsecured note to John E. Imhoff, one of the Company’s Directors as part of the 2009 bridge loans, in the amount of $35,000 to replace the notes purchased by Dr. Imhoff that were previously issued to Dolores Maloof on April 3, 2009 and William Zachary on March 26, 2009, in the amounts of $25,000 and $10,000, respectively, under the same terms and conditions. The note was due on October 14, 2009. The note was converted into the 2007 Notes on August 31, 2009.

Between March and April 2009, we received loans and issued promissory notes to: Ron Allen, a director, for $10,000; Ronald W. Hart, a director, for a total of $16,000; John E. Imhoff, a director, for $35,000 and to Dolores Maloof, an individual, for $50,000. The interest rate on the notes is 17% and was due six months from issuance. All notes are current, except for a $25,000 note issued to Dolores Maloof that is past due. The notes were converted into the 2007 Notes on August 31, 2009.

In March and April 2008, the Company issued four short-term unsecured promissory notes (the “Director Notes”) to its Company directors in the amounts of $10,000 each.  This financing was to provide working capital for the Company. The notes were non-interest bearing, matured sixty days from funding and were considered past due. However, subsequent to the third quarter of 2008, these notes were surrendered in exchange for 2008 Convertible Notes. The issuances of the Director Notes were related party transactions (see Note 7 & 8 to the financial statements accompanying this report). The notes were converted into the 2007 Notes on August 31, 2009.

Between April and September 2008, we received loans and issued a promissory note to Dolores Maloof, an individual, for a total of $512,358.  The interest rate on the 2008 Convertible Note was 15% and is due on December 1, 2011. The note was converted into the 2007 Notes on August 31, 2009.

On January 2, 2008, we received a loan and issued a promissory note to Dolores Maloof, an individual, for $100,000.  The interest rate on the promissory note was 13% and was due on April 2, 2008. This note was converted into the 15% 2008 Convertible Note. The note was converted into the 2007 Notes on August 31, 2009.

Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Messrs. Zachary, Allen and James, and Drs. Hart and Imhoff are independent directors.

Item 14.   Principal Accountant Fees and Services

UHY LLP is our current independent registered public accounting firm.  UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.  Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

    Audit and Other Audit Fees

We were billed by UHY LLP $250,883 and $224,579 during the fiscal years ended December 31, 2009 and 2008, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

   Tax Fees

UHY LLP was not engaged for and did not bill us for any tax services in 2009 and 2008.

    All Other Fees

There were no other fees for services rendered by UHY LLP during the fiscal years ended December 31, 2009 and 2008.

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

4.8	First Amendment to the Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).
4.9(1)	Second Amendment to the Amended and Restated Loan Agreement
4.10	Form of Guided Therapeutics 2008 Common Stock Warrant (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K, for the year ended December 31, 2008)
4.11	Form of Warrant (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed February 3, 2010).
10.1	1997 Employee Stock Purchase Plan and form of agreement thereunder (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.3	2000 Amendment to the 1995 Stock Plan, as amended (incorporation by reference to Appendix 1 to the Definitive Proxy Statement filed April 24, 2000).
10.4	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10 to the Amended Quarterly Report on Form 10-QSB/A, filed November 14, 2005).
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

10.12	Consulting and Severance Agreement between SpectRx, Inc. and Mark A. Samuels, dated May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report of Form 8-K/A, filed June 5, 2007).
10.15
Asset Purchase Agreement by and among ICU Medical, Inc., SpectRx Inc., and Sterling Medivations, Inc., dated May 9, 2007(incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10QSB, filed October 23, 2007).

10.16
Note Purchase Agreement by and among certain investors stated therein and Guided Therapeutics, Inc. dated December 1, 2008 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K, for the year ended December 31, 2008)

21.1(1)	Subsidiaries
23.1(1)	Consent of UHY LLP.
31(1)	Rule 13a - 14(a) / 15d – 14(a) Certification.
32(1)	Section 1350 Certification.

* Confidential treatment granted for portions of these agreements.

(1)    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President and Chief Executive Officer

Date:	March 23, 2010

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

DATE	SIGNATURE	TITLE

March 23, 2010	/s/ Mark L. Faupel	President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer)
Mark L. Faupel

March 23, 2010	/s/ William E. Zachary	Chairman and Director
William E. Zachary

March 23, 2010	/s/ Ronald W. Allen	Director
Ronald W. Allen

March 23, 2010	/s/ John E. Imhoff	Director
John E. Imhoff

March 23, 2010	/s/ Michael C. James	Director
Michael C. James

March 23, 2010	/s/ Ronald W. Hart	Director
Ronald W. Hart