Form 10-Q
period 2010-03-31
GUIDED THERAPEUTICS INC
filed 2010-05-13
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2010
Commission File No. 0-22179

GUIDED THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite D	30092
Norcross, Georgia	(Zip Code)
(Address of principal executive offices)

(770) 242-8723
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes [   ]  No [X]

As of April 30, 2010, the registrant had outstanding 41,698,396 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)

	AS OF
ASSETS	March 31, 2010	December 31, 2009
CURRENT ASSETS:	(Unaudited)	(Audited)

Cash and cash equivalents	$137	$230
Accounts receivable, net of allowance for doubtful accounts of $41 at March 31, 2010 and December 31, 2009	159	132
Other current assets	45	48
Total current assets	341	410

Property and equipment, net	3	4
Deferred debt issuance costs, net	-	101
Capitalized cost of internally developed software for internal use	155	113
Other assets	126	161
Total noncurrent assets	284	379

TOTAL ASSETS	$625	$789

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES:
Short term notes payable	$175	$74
Notes payable – past due	458	438
Accounts payable	992	1,158
Accrued liabilities	795	831
Deferred revenue	213	250
Dividends payable – Series A	-	1,824
Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $1.0 million and at December 31, 2009 to former related party debt holders-related parties	-	8,189
Total current liabilities	2,633	12,764

TOTAL LIABILITIES	2,633	12,764

COMMITMENTS & CONTINGENCIES (Note 6)

CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 Par value; 5,000 Shares authorized, no Shares issued as of March 31, 2010. 243 Shares issued and outstanding as of December 31, 2009 (liquidation preference $5,599 as of December 31, 2009)	-	1,962
Common stock, $.001 Par value; 100,000 Shares authorized, 42,184 and 19,961 Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.	42	20
Additional paid-in capital	75,014	61,642
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(77,064)	(75,599)
TOTAL STOCKHOLDER'S DEFICIT	(2,112)	(12,079)

Non-controlling interest in subsidiaries	104	104

TOTAL CAPITAL DEFICIT	(2,008)	(11,975)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$625	$789

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Per Share Data)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2009
REVENUE:
Service revenue	$821	$181

COSTS AND EXPENSES:
Research and development	407	304
Sales and Marketing	34	14
General and administrative	570	465
Total	1,011	783

Operating loss	(190)	(602)

INTEREST EXPENSE	(1,272)	(711)

LOSS INCOME FROM CONTINUING OPERATIONS	(1,465)	(1,313)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(1,465)	(1,313)

PREFERRED STOCK DIVIDENDS	(1,700)	(63)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,165)	$(1,376)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, FROM CONTINUING OPERATIONS
	$(0.15)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	21,400	15,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousand)

	FOR THE THREE MONTHS MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,465)	$(1,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Amortization and accretion of deferred financing costs, notes and warrants	1,095	590
Stock based compensation	255	88
Changes in operating assets and liabilities:
Accounts receivable	(27)	4
Other current assets	38	(4)
Accounts payable	(166)	36
Deferred Revenue	(37)	(125)
Accrued liabilities	157	457
Total adjustments	1,316	1,048

Net cash used in operations	(149)	(265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	(42)	(6)

Net cash used in activities	(42)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to former debt holders - related parties	101	45
Proceeds from third party investment in subsidiary	-	104
Proceeds from subscription receivable	-	63
Payments on notes payables	(3)	-

Net cash provided by financing activities	98	212

NET CHANGE IN CASH AND CASH EQUIVALENTS	(93)	(59)

CASH AND CASH EQUIVALENTS, beginning of year	230	68

CASH AND CASH EQUIVALENTS, end of period	$137	$9

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$5	$300
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$1,962	$48
Dividends payable in the form of preferred stock converted into common stock	$1,824	$-
Conversion of notes payable into common stock	$9,346	$-
Dividends in the form of preferred stock and redeemable convertible preferred stock	$-	$63
Deemed Dividends in the form of preferred stock and redeemable convertible preferred stock	$1,700	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”), collectively referred to herein as the “Company.” Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2010, it had an accumulated deficit of approximately $77.1 million. Through March 31, 2010, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation by execution of multiyear contracts from Konica Minolta Optical, Inc. (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt.

At March 31, 2010, the Company’s current liabilities exceeded current assets by approximately $2.3 million and it had a capital deficit due principally to its recurring losses from operations.  As of March 31, 2010, the Company was past due on payments due under its notes payable in the amount of approximately $458,000.

If sufficient capital cannot be raised at some point in the third quarter of 2010, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta development agreement and additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through sales of intangibles assets, debt or equity financings and collaborative partnerships.  Management believes that such financing, expected to be obtained in 2010, along with funds from government contracts and grants, including matching-grant funding, if available, and other strategic partnerships will be sufficient to support planned operations through the third quarter of 2010, during which production of the Company’s cervical cancer detection device could be launched.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2009 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

ACCOUNTING STANDARDS UPDATES

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

Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

3.    INVENTORIES BY TYPE

None

4.    STOCK-BASED COMPENSATION

The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

Compensation cost is recorded as earned for all unvested stock options outstanding at the beginning of the first year based upon the grant date fair value estimates, and for compensation cost for all share-based payments granted or modified subsequently, based on fair value estimates.

For the quarter ended March 31, 2010, share-based compensation for options attributable to employees, officers and directors was approximately $142,000 and has been included in the Company's first quarter 2010 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2010, the Company had approximately $473,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of March 31, 2010 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2010	5,480,076	$0.38
Granted	371,000	$0.82
Exercised	(21,000)	$0.30
Outstanding, March 31, 2010	5,830,076	$0.36	5.35	$3,391

Vested and exercisable, March 31, 2010	4,207,312	$0.38	5.81	$2,362

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

5.     LITIGATION AND CLAIMS

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

Series A Convertible Preferred Stock

The board of directors designated all of the then-outstanding 242,576 shares of the preferred stock as series A convertible preferred stock. On February 26, 2010, the Company held a special meeting of stockholders to approve the amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock, and therefore all of the then-outstanding  242,576 shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.

On the date of issuance, the warrants were recorded at their fair value as determined using the Black-Scholes valuation model.  The Company issued the warrants for the purpose of inducing conversion, or “reclassification,” of the series A preferred stock into common stock.

The consideration expense associated with the warrants was treated as a preferred dividend and deducted from retained earnings. The dividend, which is the excess of (1) the fair value of all securities and other consideration (the warrants and common stock) transferred by the Company to the holders of the series A preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms (the common stock), has been subtracted from net income to arrive at net income available to common stockholders in the calculation of earnings per share in the first quarter of 2010. Since the series A preferred stockholders received the same number of shares of common stock in the reclassification into which the series A preferred stock were contractually convertible, the excess value was attributed solely to the warrants.

We have determined the value of the inducement warrants, using a Black-Scholes calculation as follows:

Convertible
Debt Warrants
Stock price - Closing on 02-26-2010	$0.85
Exercise price	$0.65
Term	2.50
Risk-free rate	1.43%
Volatility	1.22
Dividend yield	0.0%
Warrant value	$0.61
# of warrants to be issued	2,799,327
Value of inducement warrants issued	$1,699,504

In accordance with provision the loan agreement governing the outstanding 2007 Notes, and as a result of the reclassification of the series A preferred stock, on February 26, 2010, the 2007 Notes were converted into 14.1 million shares of common stock.

The only cash settlements related to the conversion of the 2007 Notes were for fractional shares issued upon conversion.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 875,143 shares remained available at March 31, 2010 and 5,830,076 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 6,455,219 shares of common stock as of March 31, 2010.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At March 31, 2009, options exercisable for 6,090 shares were outstanding under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,799,076	$ 0.15	7.28	1,580,326	$ 0.14
$ 0.30 - $ 0.33	2,485,000	$ 0.19	5.63	1,834,208	$ 0.21
$ 0.34 - $ 1.00	1,159,000	$ 0.11	1.19	606,778	$ 0.09
$ 1.10 - $ 4.46	284,000	$ 1.36	9.12	83,000	$ 1.46
$ 5.00 - $ 9.00	58,000	$ 5.38	1.85	58,000	$ 5.38
$ 10.13 - $ 16.50	45,000	$ 11.25	0.15	45,000	$ 11.25
Total	5,830,076	$ 0.36	5.35	4,207,312	$ 0.38

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 Shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of March 31, 2010, 6,090 of these shares have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of March 31, 2010:

Warrants		Exercise Price
179,000	(1)	0.65
385,000	(2)	0.65
25,000	(2)	0.65
68,000	(3)	0.65
7,485,061	(4)	0.65
15,000	(5)	0.65
400,000	(6)	0.65
240,385	(7)	0.65
11,558,878	(8)	0.65
5,428,524	(9)	0.65
661,000	(10)	0.65
2,799,327	(11)	0.65
29,245,175

(1)
Consists of amended and restated warrants to purchase common stock at an original purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, the warrant modification required adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share, as a result of the repricing of the then-outstanding series A preferred stock. At March 31, 2007, approximately $6,000 was charged to expense, based on the repricing. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(2)
Consists of amended and restated warrants to purchase common stock at an original purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share, as a result of the repricing of the then-outstanding series A preferred stock. At March 31, 2007, approximately $11,000 was charged to expense, based on the repricing. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(3)
Consists of amended and restated warrants to purchase common stock at an original purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share, as a result of the repricing of the then-outstanding series A preferred stock. At March 31, 2007, approximately $2,000 was charged to expense, based on the repricing. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(4)
Consists of warrants to purchase common stock at an original purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. On February 26, 2010, these warrants were amended to expire on March 1, 2013 and the exercise price was lowered to $0.65.

(5)
Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with an amended and restated loan agreement, executed in March 2007. These warrants were amended to expire on March 1, 2013 and the exercise price was lowered to $0.65.

(6)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with a short-term loan agreement, executed on April 2, 2008. These warrants are subject to reset to the same prices the Company's series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(7)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with the July 14, 2008, Subordinate Convertible Notes. These warrants are subject to reset to the same prices the Company's series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(8)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued, in conjunction with the December 1, 2008, Subordinate Convertible Notes. These warrants are subject to reset to the same prices the Company's series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(9)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with the August 31, 2009, Subordinate Convertible Notes. These warrants are subject to reset to the same prices the Company's series A preferred stock and /or Senior notes that are currently outstanding and can be exercisable either in cash or in stock, if the fair market value is greater than the exercise price. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(10)
Consists of warrants to purchase common stock at an original purchase price of $0.78 per share, issued in conjunction with an amended and restated loan agreement, executed in March 2007, for placement agent fees treated as debt issuance cost. On February 26, 2010, these warrants were amended to expire on March 1, 2013 and the exercise price was lowered to $0.65.

(11)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with reclassification of the series A preferred stock into common stock and warrants on February 26, 2010.  These warrants were issued to expire on July 26, 2012.

In connection with certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of March 31, 2010, no such InterScan financing had occurred.

7.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

8.     NOTES PAYABLE

On November 3, 2009, the Company, with approval of the requisite holders of its 2007 Notes, amended the 2007 Loan Agreement to provide for automatic conversion of the 2007 Notes into shares of common stock upon the reclassification of the Company’s series A preferred stock into common stock and warrants. On February 26, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, approximately $9.1 million in outstanding 2007 Notes was automatically converted into 14.0 million shares of common stock.

Historical Details of the 2007 Convertible Notes

The 2007 Notes were a senior secured obligation of the Company and were secured by (a) a first in priority lien on all of the Company’s assets; (b) a guaranty by Sterling; (c) a lien on all of Sterling’s assets; and (d) a pledge on all issued and outstanding stock of Sterling and InterScan, except for the sale of the Company’s SimpleChoice business unit and related intellectual property.

The loan agreement governing the 2007 Notes also provides certain registration rights with respect to the shares of the Company’s common stock underlying the 2007 Notes and related warrants. The penalty for the late registration of the underlying common stock, related to the warrants as outlined in the agreement, is calculated as 1/90th of 1% for each late day.

Of the proceeds from the original issuance of the 2007 Notes, approximately $1.9 million was used to convert debt from the previous loans into 2007 Notes, and approximately $1.2 million was used to retire debt from the previous loans.

Short Term Notes payable

At December 31, 2009, the Company maintained a Line Of Credit (“LOC”) in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This LOC was converted to a 36 months straight line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,333 per month.

Notes Payable – Past Due

On March 1, 2007, the Company issued four short-term unsecured promissory notes as payment for all amounts due under the Bridge Loan Agreement as follows:  one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company’s common stock at $0.78 per share.  The fair value of these warrants was approximately $64,000 at March 31, 2007.  This amount has been expensed in the Company’s statement of operations for the period then ended March 31, 2007.  On August 28, 2009, one of the notes, in the amount of $169,857 plus accrued interest, was converted to the Company’s common stock at $0.65. Total common shares issued in conjunction of the loan settlement were 339,534.  An additional extension is currently being negotiated with the other lenders. Warrants have been issued; however, the notes are past due.

Furthermore, InterScan, our wholly owned subsidiary entered into an agreement with a third party investor who paid $104,000 in certain Intellectual Property (IP) royalty payment on behalf of InterScan.

9.     RELATED PARTY TRANSACTIONS

None

10.     SUBSEQUENT EVENTS

On April 22, 2010, the Company entered into a consulting agreement with Richard Blumberg. Under the agreement, Richard Blumberg will provide business and investing consulting services to the Company. The agreement terminates on September 1, 2010 or when the Company raises $2.5 million, which ever comes first. For his services, the Company issued 100,000 warrants to purchase the Company’s shares of common stock at $0.65, to Richard Blumberg. The warrants will expire on April 22, 2015.

On April 27, 2010, the Company and Konica Minolta extended the licensing agreement to co-develop non-invasive cancer detection products. Under the terms of the agreement, Konica Minolta will pay the Company a $750,000 fee to extend the agreement for one year. This is in addition to the approximately $1.59 million to develop the first product announced in February 2010.

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

OVERVIEW

We were incorporated on October 27, 1992 under the name of SpectRx, Inc. The company name was changed to Guided Therapeutics, Inc. in December 2007.  Since the company’s inception, we have raised capital through the sale of preferred stock, issuance of debt securities, public and private sales of common stock, funding from collaborative arrangements and sales of assets. Following our initial funding in early 1993, we began research and development activities with the objective of commercializing less invasive diagnostic, screening and monitoring products.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2010, we have an accumulated deficit of about $77.1 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2010 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

If sufficient capital cannot be raised at some point in the third quarter of 2010, we might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue our business activities. If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, we will have to curtail our operations and attempt to operate by only pursuing activities for which we have external financial support, such as pursuant to our agreements with Konica Minolta and through additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that we will be able to raise additional funds on acceptable terms, or at all.

Our product revenues to date have been limited.  For 2009, a majority of our revenues came from our Konica Minolta contract revenue.  We expect that the majority of our revenue in 2010 will be derived from research contract revenue.  Our other products for cervical cancer detection are still in development.

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

Revenue Recognition:  We recognize revenue from sales of products or services upon shipment of products or when services are rendered. We also recognize milestone revenue from collaborative partners when a milestone has been accomplished or when we, and our partner, agree that a milestone has been reached.  Service revenues are considered to have been earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the service revenues. Accordingly, we record revenue from service contracts where the service is completed and the customer is invoiced in accordance with the terms of a written, duly executed service contract or purchase order. We also have arrangements to use our intellectual property, which is accounted for systematically over the term of the arrangement.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenue:  Net revenue increased to approximately $821,000 for the quarter ended March 31, 2010, from approximately $181,000 for the same period in 2009. Net revenue was higher for the first quarter 2010 than for the comparable period in 2009, due to the increase in revenue from contracts relating to our cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $407,000 for the three months ended March 31, 2010, compared to $304,000 for the same period in 2009.  The increase, of approximately $103,000, was primarily due to an increase in research and development for the cervical cancer detection products expenses, as clinical trials associated with these programs were mostly completed.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $34,000 during the three months ended March 31, 2010, compared to $14,000 for the same period in 2009.

General and Administrative Expenses:  General and administrative expenses increased to approximately $570,000 during the three months ended March 31, 2010, compared to approximately $465,000 for the same period in 2009.  The increase of approximately $115,000, or 24.7%, is primarily related to an increase in professional fees, relating to our product under development.

Net Interest and Other Expense:  There was no interest income for the three months ended March 31, 2010 and 2009. Other interest expense increased to approximately $1.3 million for the three months ended March 31, 2010, as compared to approximately $711,000 for the same period in 2009.  The increase is primarily due to increase in amortization of loan discount, as well as an increase in interest expense on higher loan balance for the three months ended March 31, 2010.

Preferred stock dividends: There were approximately $1.7 million of deemed dividends expense for the three months ended March 31, 2010, resulting from the conversion of the series A preferred stock into common shares and warrants (see Note 8). For the same period in 2009, there were approximately $63,000, actual dividend expense.

Net loss was approximately $1.5 million during the three months ended March 31, 2010, compared to $1.3 million for the same period in 2009.

Net loss attributable to common stockholders was approximately $3.2 million during the three months ended March 31, 2010, compared to a net loss attributable to common stockholder of approximately $1.4 million during the three months ended March 31, 2009.

 LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.  At March 31, 2010, we had approximately $137,000 in cash and negative working capital of approximately $2.3 million.

Our major cash flows in the quarter ended March 31, 2010, consisted of cash out-flows of approximately $149,000  from operations (including approximately $1.5 million of net loss) and cash utilized in investing activities of approximately $42,000, offset in part by cash provided by financing activities of $98,000 due to proceeds received from issuance of new notes payable.

On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into a loan agreement with existing and new creditors.  Pursuant to the loan agreement, our then-existing indebtedness was restructured and consolidated into the 2007 Notes.  The aggregate principal amount of the originally issued 2007 Notes was approximately $4.8 million and was due on March 1, 2010.  On February 26, 2010, these Notes plus accrued interest were converted into common stock (see details below).  No interest was due until maturity, absent an event of default, upon which the interest rate would become 18%.  In addition, we issued 661,000 warrants at an exercise price of $0.78 to the placement agent and others in conjunction with the original issuance of the 2007 Notes, as well as a warrant to purchase 15,000 shares of our common stock at $0.78, as part of interest expense to a non-converting bridge note holder.

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

On February 1, 2010, we entered into an agreement with Konica Minolta to co-develop new, non-invasive cancer development products.  Pursuant to the agreement, we will receive approximately $1.6 million over a one-year term, in addition to pre-existing option-to-license payments we already receive from Konica Minolta, in exchange for Konica Minolta’s right to purchase prototype devices and to rely on us to establish the technical approach and regulatory strategy for potential entry of the new products into the U.S. and international markets.  The new products are for the detection of esophageal and lung cancer, and are based on our LightTouch™ non-invasive cervical cancer detection technology, which is undergoing the U.S. Food and Drug Administration’s premarket approval process.  We have received approximately $1.6 million since 2008 from Konica Minolta pursuant to various co-development agreements similar to the current agreement, as well as no shop-agreements.

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

Our financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of March 31, 2010, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are subject to claims and legal actions that arise in the ordinary course of business.  However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

ITEM 1A.    RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description
3.4	Certificates of Incorporation, as amended on February 26, 2010 (incorporated by reference to Exhibit 4.9(1) to the Annual Report on Form 10-K, for the year ended December 31, 2009)
4.9	Amendment to the Amended and Restated Loan Agreement
10.17	Assigned Task Agreement between Konica Minolta Opto, Inc, and Guided Therapeutics, Inc. dated February 1, 2010.
10.18	Collaborative option and development Agreement for Collaboration in the Development of Spectroscopic Technology between Konica Minolta Opto, Inc, and Guided Therapeutics, Inc. dated April 27, 2010.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 13, 2010