Form 10-Q
period 2010-06-30
GUIDED THERAPEUTICS INC
filed 2010-08-12
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2010
Commission File No. 0-22179

GUIDED THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite D Norcross, Georgia 30092 (Address of principal executive offices) (Zip Code)

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

As of July 30, 2010, the registrant had outstanding 42,516,855 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	AS OF
	(In Thousands Except Per Share Data)
ASSETS	June 30,	December 31,
	2010	2009
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$373	$230
Accounts receivable, net of allowance for doubtful accounts of $41 at June 30, 2010 and December 31, 2009, respectively	101	132
Other current assets	26	48
Total current assets	500	410

Property and equipment, net	13	4
Deferred debt issuance costs, net	-	101
Capitalized cost of internally developed software for internal use	199	113
Other assets	126	161
Total noncurrent assets	338	379

TOTAL ASSETS	$838	$789
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES:
Short term notes payable	$173	$74
Notes payable – past due	479	438
Accounts payable	1,150	1,158
Accrued liabilities	753	831
Deferred revenue	528	250
Dividends payable – Series A	-	1,824
Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $1.0 million, at December 31, 2009 to former related party debt holders- related parties	-	8,189
Total current liabilities	3,083	12,764

TOTAL LIABILITIES	3,083	12,764

COMMITMENTS & CONTINGENCIES (Note 6)
CAPITAL DEFICIT:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares outstanding as of June 30, 2010 and 243 shares issued and outstanding as of December 31, 2009 (liquidation preference $5,599 as of December 31, ‘09)	-	1,962
Common stock, $.001 par value; 100,000 shares authorized, 42,237 and 19,961 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.	43	20
Additional paid-in capital	75,242	61,642
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(77,530)	(75,599)
TOTAL STOCKHOLDER'S DEFICIT	(2,349)	(12,079)

Non-controlling interest in subsidiaries	104	104
TOTAL CAPITAL DEFICIT	(2,245)	(11,975)

TOTAL LIABILITIES AND CAPITAL DEFICIT	$838	$789

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE30,
	2010	2009	2010	2009
REVENUE:
Service revenue	$805	$242	$1,626	$423

COSTS AND EXPENSES:
Research and development	490	339	897	643
Sales and Marketing	44	14	78	28
General and administrative	802	411	1,279	875
Total	1,336	764	2,254	1,546

Operating loss	(531)	(522)	(628)	(1,123)

INTEREST EXPENSE	(28)	(864)	(1,303)	(1,576)

LOSS FROM OPERATIONS	(559)	(1,386)	(1,931)	(2,699)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(559)	(1,386)	(1,931)	(2,699)

PREFERRED STOCK DIVIDENDS	-	(57)	(1,700)	(120)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(559)	$(1,443)	$(3,631)	$(2,819)

BASCI AND DULUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.09)	$(0.13)	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING	32,520	15,700	26,969	15,700

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,931)	$(2,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	4
Amortization and accretion of deferred financing costs, notes and warrants	1,095	1,141
Stock based compensation	470	203
Changes in operating assets and liabilities:
Accounts receivable	31	(223)
Other current assets	57	26
Accounts payable	(8)	24
Deferred revenue	278	458
Accrued liabilities	153	746
Total adjustments	2,078	2,379

Net cash provided by (used in) operations	147	(320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	(11)	-
Additions to purchased software	(86)	-

Net cash used in investing activities	(97)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to former debt holders - related parties	101	126
Proceeds from 3rd party investment in subsidiary	-	104
Proceeds from subscription receivable	-	63
Payments on notes payable	(8)	-

Net cash provided by financing activities	93	293

NET CHANGE IN CASH AND CASH EQUIVALENTS	143	(48)
CASH AND CASH EQUIVALENTS, beginning of year	230	68
CASH AND CASH EQUIVALENTS, end of period	$373	$20

SUPPLEMENTAL SCHEDULE OF:
Cash paid for Interest	$8	$623
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$1,962	$343
Dividends payable in the form of preferred stock converted into common stock	$1,824	$-
Conversion of notes payable into common stock	$9,346	$242
Dividends in the form of preferred stock and redeemable convertible preferred stock	$-	$120
Deemed dividends in the form of preferred stock and redeemable convertible preferred stock	$1,700	$-

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. (FORMERLY SPECTRX, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”), collectively referred to herein as the “Company.” Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2010, it had an accumulated deficit of approximately $77.5 million. Through June 30, 2010, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At June 30, 2010, the Company’s current liabilities exceeded current assets by approximately $2.6 million and it had a capital deficit due principally to its recurring losses from operations.  As of June 30, 2010, the Company was past due on payments due under its notes payable of approximately $479,000. These notes are unsecured and management is working on a payment arrangement with the holders.

 If sufficient capital cannot be raised at some point in the fourth quarter of 2010, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta development agreement and additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through debt or equity financings and collaborative partnerships.  Management believes that such financing, expected to be obtained in 2010, along with funds from government contracts and grants, including matching-grant funding, if available, and other strategic partnerships will be sufficient to support planned operations through the first quarter of 2011, during which production of the Company’s cervical cancer detection device could be launched.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2009 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). There have been no changes to the Company’s significant accounting policies during 2010.

ACCOUNTING STANDARDS UPDATES

In October 2009, the FASB has published Accounting Standard Updates (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated. Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The company will assess the impact of this pronouncement on an agreement by agreement basis for future agreements that may be impacted by this pronouncement.

Other ASUs that are effective after June 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

For the six months ended June 30, 2010, share-based compensation for options attributable to employees, officers and directors was approximately $348,000 and has been included in the Company's statement of operations for the six-months period ended June 30, 2010.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. If the option vests based on a condition, the timing of the condition is estimated to determine the vesting period. As of June 30, 2010, the Company had approximately $460,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

The Company has a 1995 stock option plan (the “Plan”) approved by its stockholders for officers, directors and key employees of the Company and consultants to the Company.  Participants are eligible to receive incentive and/or nonqualified stock options.  The aggregate number of shares that may be granted under the Plan is 8,255,219 shares.  The Plan is administered by the compensation committee of the board of directors.  The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company’s activity under the Plan as of June 30, 2010 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2010	5,480,076	$0.38
Granted	632,667	$1.02
Expired	(45,000)	$11.25
Exercised	(126,000)	$0.05
Outstanding, June 30, 2010	5,941,743	$0.30	5.36	$3,505

Vested and exercisable, June 30, 2010	4,290,909	$0.28	5.72	$2,637

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

5.     LITIGATION AND CLAIMS

The Company had been subject to certain asserted and threatened claims, against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management based upon advice from counsel, there are no known claims against the Company’s owned or licensed intellectual property rights that will have a material adverse impact on the Company’s financial position or results of operations. As at June 30, 2010 there is no legal claim or dispute about the IP’s of the Company.

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

6.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 100.0 million shares of common stock with $0.001 par value, 42,237,381 of which were issued and outstanding as of June 30, 2010.

On October 25, 2007, the Company’s stockholders approved a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock. The final ratio to be determined within the sole discretion of the Board of Directors. As of the filing date of this report, no reverse stock split had taken place.

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

            Series A Convertible Preferred Stock

The board of directors designated 242,576 shares of the preferred stock as series A convertible preferred stock. On February 26, 2010, the Company’s certificate of incorporation was amended to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock, and therefore all of the then-outstanding 242,576 shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.

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

We have determined the value of the inducement warrants, using a Black-Scholes calculation as follows:

Convertible Debt Warrants
Stock price - Closing on February 26, 2010	$0.85
Exercise price	$0.65
Term	2.50
Risk-free rate	1.43%
Volatility	1.22
Dividend yield	0.0%
Warrant value	$0.61
# of warrants to be issued	2,799,327
Value of inducement warrants issued	$1,699,504

In accordance with the loan agreement governing the then-outstanding outstanding 2007 Notes, and as a result of the reclassification of the series A preferred stock, on February 26, 2010, the then-outstanding 2007 Notes were converted into 14 million shares of common stock.

The only cash settlements related to the conversion of the 2007 Notes were for fractional shares issued upon conversion.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 2,313,476 shares remained available at June 30, 2010 and 5,941,743 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of June 30, 2010.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,734,076	$ 0.16	6.96	1,546,576	$ 0.15
$ 0.30 - $ 0.33	2,445,000	$ 0.20	5.42	1,871,417	$ 0.21
$ 0.34 - $ 1.00	1,420,667	$ 0.23	2.77	731,916	$ 0.17
$ 1.10 - $ 4.46	284,000	$ 1.36	8.87	83,000	$ 1.46
$ 5.00 - $ 9.00	58,000	$ 5.38	1.60	58,000	$ 5.38
Total	5,941,743,	$ 0.30	5.36	4,290,909	$ 0.28

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 Shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.   In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At June 30, 2010, options exercisable for 6,090 shares were outstanding under this plan.

Warrants
The Company has the following shares reserved for the warrants outstanding as of June 30, 2010:

Warrants		Exercise Price
179,000	(1)	0.65
385,000	(2)	0.65
25,000	(2)	0.65
68,000	(3)	0.65
7,485,061	(4)	0.65
15,000	(5)	0.65
400,000	(6)	0.65
240,385	(7)	0.65
11,558,878	(8)	0.65
5,428,524	(9)	0.65
661,000	(10)	0.65
2,799,327	(11)	0.65
100,000	(12)	0.65
29,345,175

(1)
Consists of amended and restated warrants to purchase common stock at an original purchase price of $1.50 per share associated with the settlement of a dispute in August of 2005, which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share, as a result of the repricing of the then-outstanding series A preferred stock. At June 30, 2007, approximately $6,000 was charged to expense, based on the repricing. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(2)
Consists of amended and restated warrants to purchase common stock at an original purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share, as a result of the repricing of the then-outstanding series A preferred stock. At June 30, 2007, approximately $11,000 was charged to expense, based on the repricing. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(3)
Consists of amended and restated warrants to purchase common stock at an original purchase price of $1.50 per share associated with the settlement of a dispute in August 2005, which settlement resulted in adding 5 years to the warrant terms. These warrants are exercisable either in cash or in stock, if the fair market value is greater than the exercise price.  As of March 2007, the exercise price was adjusted from $1.50 to $0.65 per share, as a result of the repricing of the then-outstanding series A preferred stock. At June 30, 2007, approximately $2,000 was charged to expense, based on the repricing. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

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

(12)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with The Consulting Agreement on April 23, 2010. These warrants were issued to expire on April 25, 2015.

In connection with a certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of June 30, 2010, no such InterScan financing had occurred.

7.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

8.     NOTES PAYABLE

On November 3, 2009, the Company, with approval of the requisite holders of its 2007 Notes, amended the 2007 Loan Agreement to provide for automatic conversion of the 2007 Notes into shares of common stock upon the reclassification of the Company’s series A preferred stock into common stock and warrants. On February 26, 2010, the Company’s certificate of incorporation was amended to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  Upon this reclassification, approximately $9.1 million in outstanding 2007 Notes was automatically converted into 14 million shares of common stock.

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

The loan agreement governing the 2007 Notes provides certain registration rights that remain in effect with respect to the shares of the Company’s common stock underlying the warrants issued in conjunction with the 2007 Notes. The penalty for the late registration of the underlying common stock, related to the warrants as outlined in the agreement, is calculated as 1/90th of 1% for each late day.

Of the proceeds from the original issuance of the 2007 Notes, approximately $1.9 million was used to convert debt from the previous loans into 2007 Notes, and approximately $1.2 million was used to retire debt from the previous loans.

Short Term Notes payable

At December 31, 2009, the Company maintained a Line of Credit (“LOC”) in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This LOC was converted to a 36 months straight line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,333 per month. At June 30, 2010 the balance on the loan with Pacific International Bank of Seattle was approximately $67,000.

Notes Payable – Past Due

On March 1, 2007, the Company issued four short-term unsecured promissory notes as payment for all amounts due under a bridge loan agreement as follows:  one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contain an obligation to issue a total of warrants to purchase 169,857 shares of the Company’s common stock at $0.65 per share.  The fair value of these warrants was approximately $64,000 at March 31, 2007.  This amount has been expensed in the Company’s statement of operations for the period then ended March 31, 2007.  On August 28, 2009, one of the notes, in the amount of $169,857 plus accrued interest, was converted to the Company’s common stock at $0.65. Total common shares issued in conjunction of the loan settlement were 339,534.  An additional extension is currently being negotiated with the other lenders. Warrants have been issued; however, the notes are past due. These notes are unsecured and management is working on a payment arrangement with the holders.

Furthermore, InterScan, our wholly owned subsidiary entered into an agreement with a third party investor who paid $104,000 in certain Intellectual Property (IP) royalty payment on behalf of InterScan.

9.     RELATED PARTY TRANSACTIONS

None

10.     SUBSEQUENT EVENTS

Management evaluated all activities of the Company and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

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

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2010, we have an accumulated deficit of about $77.5 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2010 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

If sufficient capital cannot be raised at some point in the fourth quarter of 2010, we might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue our business activities. If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, we will have to curtail our operations and attempt to operate by only pursuing activities for which we have external financial support, such as pursuant to our agreements with Konica Minolta and through additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that we will be able to raise additional funds on acceptable terms, or at all.

Our product revenues to date have been limited.  For 2009, a majority of our revenues came from our Konica Minolta contract revenue.  We expect that the majority of our revenue in 2010 will be derived from research contract revenue.  Our other products for cancer detection are still in development.

CRITICAL ACCOUNTING POLICIES

Our material accounting policies, which we believe are the most critical to an investor understands of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net loss attributable to common stockholders was $559,000 during the three months ended June 30, 2010, as compared to net loss attributable to common stockholders of $1.4 million during the three months ended June 30, 2009.

Operating loss was approximately $531,000 for the three months ended June 30, 2010, compared to an operating loss of approximately $522,000, for the same period in 2009.

Revenue:  Net revenue increased to $805,000 for the three months ended June 30, 2010, from $242,000 for the same period in 2009. Net revenue was higher for the three months ended June 30, 2010 than the comparable period in 2009, due to the increase in revenue from contracts relating to our cervical cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $490,000 for the three months ended June 30, 2010, compared to $339,000 for the same period in 2009.  The increase, of approximately $151,000, was primarily due to an increase in  expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $44,000 during the three months ended June 30, 2010, compared to $14,000 for the same period in 2009. The increase, of approximately $30,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $802,000 during the three months ended June 30, 2010, compared to $411,000 for the same period in 2009. The increase is primarily related to a significant increase in operating activities with new hiring during the three months ended June 30, 2009.

Interest Expense: Interest expense decreased to approximately $28,000 for the three months ended June 30, 2010, as compared to expense of approximately $864,000 for the same period in 2009. The significant  decrease is primarily due to the February 26, 2010 conversion of indebtness into common stock (see Note 8 to the financial statements accompanying this report), as well as a decrease in interest expense on lower loan balance for the three months ended June 30, 2010.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenue:  Net revenue increased to approximately $1.6 million for the six months ended June 30, 2010, from approximately $423,000 for the same period in 2009. Net revenue was higher for the six months ended June 30, 2010 than for the comparable period in 2009, due to the increase in revenue from contracts relating to our cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $897,000 for the six months ended June 30, 2010, compared to $643,000 for the same period in 2009.  The increase, of approximately $254,000, due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $78,000 during the six months ended June 30, 2010, compared to $28,000 for the same period in 2009.

General and Administrative Expenses:  General and administrative expenses increased to approximately $1.3 million, during the six months ended June 30, 2010, compared to approximately $875,000 for the same period in 2009.  The increase of approximately $404,000, or 46.17%, is primarily related to an increase in professional fees, relating to our products under development.

Interest Expense:  Interest expense decreased to approximately $1.3 million for the six months ended June 30, 2010, as compared to approximately $1.6 million for the same period in 2009.  The decrease is primarily due to the February 26, 2010 conversion of indebtness into common stock (see Note 8 to the financial statements accompanying this report ), for the six months ended June 30, 2010.

Preferred Stock Dividends: There was approximately $1.7 million of deemed dividends expense for the six months ended June 30, 2010, resulting from the conversion of the series A preferred stock into common shares and warrants (see Note 8). For the same period in 2009, there was approximately $120,000,  dividend expense.

Net loss was approximately $1.9 million during the six months ended June 30, 2010, compared to $2.7 million for the same period in 2009.

Net loss attributable to common stockholders was approximately $3.6 million during the six months ended June 30, 2010, compared to a net loss attributable to common stockholder of approximately $2.8 million during the six months ended June 30, 2009.

 LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.  At June 30, 2010, we had approximately $373,000 in cash and negative working capital of approximately $2.6 million.

Our major cash flows in the six months ended June 30, 2010, consisted of cash in-flows of approximately $147,000 from operations (including approximately $1.9 million of net loss) and cash utilized in investing activities of approximately $97,000, offset in part by cash provided by financing activities of $93,000 due to proceeds received from issuance of new notes payable less loan repayments.

On March 12, 2007, we completed a restructuring of our then-existing indebtedness by entering into a loan agreement with existing and new creditors. Pursuant to the loan agreement, our then-existing indebtedness was restructured and consolidated into the 2007 Notes.  The aggregate principal amount of the originally issued 2007 Notes was approximately $4.8 million and was due on March 1, 2010. On February 26, 2010, these 2007 Notes plus accrued interest were converted into common stock (see details below).

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

On February 1, 2010, we entered into an agreement with Konica Minolta to co-develop new, non-invasive cancer development products.  Pursuant to the agreement, we will receive approximately $1.6 million over a one-year term, in addition to pre-existing option-to-license payments we already received from Konica Minolta, in exchange for Konica Minolta’s right to purchase prototype devices and to rely on us to establish the technical approach and regulatory strategy for potential entry of the new products into the U.S. and international markets.  The new products are for the detection of esophageal and lung cancer, and are based on our LightTouch™ non-invasive cervical cancer detection technology, which will be undergoing the US Food and Drug Administration’s premarket approval process.  We have received approximately $1.6 million since 2008 from Konica Minolta pursuant to various co-development agreements similar to the current agreement, as well as noshop agreements.

On February 26, 2010, we amended our certificate of incorporation to reclassify our series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the $9.1 million in outstanding 2007 Notes and accrued interest were automatically converted into 14 million shares of common stock.

On April 27, 2010, we executed an agreement to extend our license agreement with Konica Minolta to co-develop non-invasive cancer detection products for one year.  KMOT will pay us a $750,000 fee for the extension.  Additionally, the agreement provides for a subsequent one-year renewal upon the written agreement of the parties.  The original agreement was a one-year exclusive negotiation and development agreement of optimization of our microporation system for manufacturing,  regulatory approval, commercialization and clinical utility, which we and KMOT entered into in April 2009.  We initially received $750,000 under this agreement.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2010, excluding any amounts due on redeemable convertible preferred stock, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion.  We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of June 30, 2010, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, as amended February 26, 2010
4.12	First Amendment to the Amended and Restated Loan Agreement
10.18	Collaborative option and development Agreement for Collaboration in the Development of Spectroscopic Technology between Konica Minolta Opto, Inc. and Guided Therapeutics, Inc. dated April 27, 2010
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 12, 2010