Form 10-Q
period 2010-09-30
GUIDED THERAPEUTICS INC
filed 2010-11-10
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File No. 0-22179

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer _____ Accelerated filer ____ Non-accelerated filer_____ Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes [   ]  No [X]

As of November 1, 2010, the registrant had outstanding 46,480,950 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except Per Share Data)
	AS OF
ASSETS	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$2,855	$230
Accounts receivable, net of allowance for doubtful accounts of $41 at September 30, 2010 and December 31, 2009, respectively	118	132
Other current assets	21	48
Total current assets	3,024	410

Property and equipment, net	27	4
Deferred debt issuance costs, net	-	101
Capitalized cost of internally developed software for internal use, net	248	113
Other assets	126	161
Total noncurrent assets	401	379

TOTAL ASSETS	$3,425	$789
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short term notes payable	$171	$74
Notes payable – past due	502	438
Accounts payable	998	1,158
Accrued liabilities	816	831
Deferred revenue	343	250
Dividends payable – Series A	-	1,824
Convertible notes payable, including accrued interest and net of debt discount and unfunded subscriptions of $1.0 million at December 31, 2009 to former related party debt holders	-	8,189
Total current liabilities	2,830	12,764

TOTAL LIABILITIES	2,830	12,764

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares outstanding as of September 30, 2010 and 243 shares issued and outstanding as of December 31, 2009 (liquidation preference $5,599 as of December 31, 2009.	-	1,962
Common stock, $.001 par value; 100,000 shares authorized, 46,471 and 19,961 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	46	20
Additional paid-in capital	78,714	61,642
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(78,165)	(75,599)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY ( DEFICIT)	491	(12,079)

Non-controlling interest in subsidiaries	104	104
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	595	(11,975)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,425	$789

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except Per Share Data)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2010	2009	2010	2009
REVENUE:
Service revenue	$676	$577	$2,302	$1,000

COSTS AND EXPENSES:
Research and development	509	364	1,406	1,007
Sales and Marketing	21	14	99	42
General and administrative	751	422	2,030	1,299
Total	1,281	800	3,535	2,348

Operating loss	(605)	(232)	(1,233)	(1,348)

LOSS ON DEBT FORGIVENESS	-	(782)	-	(782)

INTEREST EXPENSE	(30)	(1,065)	(1,333)	(2,640)

LOSS BEFORE INCOME TAXES	(635)	(2,070)	(2,566)	(4,770)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(635)	(2,070)	(2,566)	(4,770)

PREFERRED STOCK DIVIDENDS	-	(58)	(1,700)	(178)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(635)	$(2,128)	$(4,266)	$(4,948)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.01)	$(0.12)	$(0.12)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING	44,483	17,192	35,784	16,424

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,566)	$(4,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt forgiveness	-	782
Depreciation and amortization	4	9
Amortization and accretion of deferred financing costs, notes and warrants	1,095	1,755
Issuance of options and warrants for services and debt	934	260
Changes in operating assets and liabilities:
Accounts receivable	14	(471)
Other current assets	27	(24)
Accounts payable	(160)	(46)
Deferred revenue	93	271
Accrued liabilities	241	924
Other assets	35	-
Total adjustments	2,283	3,460

Net cash (used in) operations	(291)	(1,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to purchased software	(135)	(54)
Additions to capitalized software costs	(27)	-

Net cash (used in) investing activities	(162)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,013	-
Proceeds from issuance of convertible notes payable to former debt holders - related parties	101	1,370
Proceeds from third party investment in subsidiary	-	104
Proceeds from subscription receivable	-	150
Payments on notes payable	(14)	(27)

Net cash provided by financing activities	3,100	1,597

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,655	233
CASH AND CASH EQUIVALENTS, beginning of year	230	68
CASH AND CASH EQUIVALENTS, end of period	$2,885	$301

SUPPLEMENTAL SCHEDULE OF:
Cash paid for Interest	$7	$949
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$1,962	$343
Dividends payable in the form of preferred stock converted into common stock	$1,824	$-
Conversion of notes payable into common stock	$9,346	$473
Deemed dividends in the form of preferred stock and redeemable convertible preferred stock	$1,700	$-
Conversion of 2008 convertible notes and 2009 bridge loans to 2007 convertible notes	$-	$3,554
Dividends in the form of preferred stock and redeemable convertible preferred stock	$-	$178

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), collectively with its wholly owned subsidiaries Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.) and Sterling Medivations, Inc. d/b/a SimpleChoice (“Sterling”), collectively referred to herein as the “Company.” Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2010, it had an accumulated deficit of approximately $78.2 million. Through September 30, 2010, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At September 30, 2010, the Company’s current assets exceeded current liabilities by approximately $194,000 and it had an accumulated deficit due principally to its recurring losses from operations.  As of September 30, 2010, the Company was past due on payments due under its notes payable of approximately $502,000. These notes are unsecured and management is working on a payment arrangement with the holders.

 If sufficient capital cannot be raised at some point by third quarter of 2011, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. These factors raise substantial doubts about the Company’s ability to continue as a going concern. Additional debt or equity financing will be required for the Company to continue its business activities. If additional funds do not become available, the Company has plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, the Company will have to curtail its operations and attempt to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta development agreement and additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all.

Management intends to obtain additional funds through debt or equity financings and collaborative partnerships.  Management believes that such financing, along with funds from government contracts and grants, including matching-grant funding, if available, and other strategic partnerships will be sufficient to support planned operations through the third quarter of 2011, by which production of the Company’s cervical cancer detection device could be launched.

On September 10, 2010, the Company completed a private placement of 3,771,605 shares of common stock at a purchase price of $0.81 per share, pursuant to which we raised approximately $3 million. For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 377,161 shares) at an exercise price of $1.01 per share. The warrants have a five-year term.

On September 27, 2010, the Company announced that it filed a completed premarket approval application for the LightTouch Cervical Scanner with the FDA for patients at risk for cervical cancer.

In a letter from the U.S. Treasury Department dated October 29, 2010, Guided Therapeutics, Inc. was notified that the Company was awarded a cash grant of $244,479 under the federal Qualifying Therapeutic Discovery Project program for 2009.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2009 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”). There have been no changes to the Company’s significant accounting policies during 2010.

ACCOUNTING STANDARDS UPDATES

In October 2009, the FASB published Accounting Standard Updates (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements,” which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company will assess the impact of this pronouncement on an agreement by agreement basis for future agreements that may be impacted by this pronouncement.

Other ASUs that are effective after September 30, 2010, are not expected to have a significant effect on the Company’s financial position or results of operations.

3.    STOCK-BASED COMPENSATION

The Company records compensation expense related to options granted to non-employees based on the fair value of the award.

Compensation cost is recorded as earned for all unvested stock options outstanding at the beginning of the first year based upon the grant date fair value estimates and for compensation cost for all share-based payments granted or modified subsequently, based on fair value estimates.

For the nine months ended September 30, 2010, share-based compensation for options attributable to employees, officers and directors was approximately $554,000 and has been included in the Company’s statement of operations for the nine-months period ended September 30, 2010.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. If the option vests based on a condition, the timing of the condition is estimated to determine the vesting period. As of September 30, 2010, the Company had approximately $254,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of September 30, 2010 and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractural (years)	Aggregate intrinsic value (thousands)

Outstanding, January 1, 2010	5,480,076	$0.38
Granted	632,667	$1.02
Expired	(150,000)	$3.56
Exercised	(223,576)	$0.03
Outstanding, September 30, 2010	5,739,167	$0.41	7.68	$2,739

Vested and exercisable, September 30, 2010	4,279,292	$0.37	5.60	$2,224

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

4.     LITIGATION AND CLAIMS

The Company has been subject to certain asserted and threatened claims against certain intellectual property rights owned and licensed by the Company. A successful claim against intellectual property rights owned or licensed by the Company could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, or prevent the Company from selling its products in certain markets or at all. In the opinion of management based upon advice from counsel, there are no known claims against the Company’s owned or licensed intellectual property rights that will have a material adverse impact on the Company’s financial position or results of operations. As of September 30, 2010 there is no legal claim or dispute regarding the intellectual property of the Company.

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

5.     STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 100 million shares of common stock with $0.001 par value, 46,470,950 of which were issued and outstanding as of September 30, 2010.

On October 25, 2007, the Company’s stockholders approved a reverse stock split in a ratio ranging from one-for-two to one-for-ten of all issued and outstanding shares of common stock. The final ratio, to be determined, is within the sole discretion of the Board of Directors. As of the filing date of this report, no reverse stock split had taken place.

On September 10, 2010, the Company completed a private placement of 3,771,605 shares of common stock at a purchase price of $0.81 per share, pursuant to which the Company raised approximately $3.0 million. For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 377,161 shares) at an exercise price of $1.01 per share. The warrants have a five-year term.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value, none of which were issued or outstanding as of September 30, 2010. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

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

In accordance with the loan agreement governing the then-outstanding outstanding notes first issued in 2007 (the “2007 Notes”), and as a result of the reclassification of the series A preferred stock, on February 26, 2010, the then-outstanding 2007 Notes were converted into 14 million shares of common stock.

The only cash settlements related to the conversion of the 2007 Notes were for fractional shares issued upon conversion.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 2,516,052 shares remained available at September 30, 2010 and 5,739,167 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of September 30, 2010.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The following table sets forth the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$0.00 - $ 0.26	1,561,500	$0.16	6.64	1,405,250	$0.15
$0.30 - $ 0.33	2,415,000	$0.29	7.75	1,928,875	$0.29
$0.34 - $ 1.00	1,420,667	$0.50	8.76	803,167	$0.48
$1.10 - $ 4.46	284,000	$1.37	8.65	84,000	$1.45
$5.00 - $ 9.00	58,000	$5.38	1.35	58,000	$5.38
Total	5,739,167	$0.41	7.68	4,279,292	$0.37

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.   In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At September 30, 2010, options exercisable for 6,090 shares were outstanding under this plan.

Warrants

The Company has the following shares reserved for the warrants outstanding as of September 30, 2010:

Warrants		Exercise Price
179,000	(1)	0.65
385,000	(2)	0.65
25,000	(2)	0.65
68,000	(3)	0.65
7,485,061	(4)	0.65
15,000	(5)	0.65
400,000	(6)	0.65
240,385	(7)	0.65
11,979,011	(8)	0.65
5,428,524	(9)	0.65
661,000	(10)	0.65
2,799,327	(11)	0.65
146,364	(12)	0.005
100,000	(13)	0.65
377,161	(14)	1.01
30,288,833

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

(4)
Consists of warrants to purchase common stock at an original purchase price of $0.78 per share issued in conjunction with the issuance of the 2007 Notes. On February 26, 2010, these warrants were amended to expire on March 1, 2013 and the exercise price was lowered to $0.65.

(5)
Consists of warrants to purchase common stock at a purchase price of $0.78 per share issued in conjunction with the issuance of the 2007 Notes. These warrants were amended to expire on March 1, 2013 and the exercise price was lowered to $0.65.

(6)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with a short-term loan agreement, executed on April 2, 2008.  On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(7)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with convertible notes issued in 2008. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(8)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share issued, in conjunction with convertible notes .issued in 2008. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

(9)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with the issuance of convertible notes .in 2009. On February 26, 2010, these warrants were amended to expire on March 1, 2013.

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

(12)
Consists of warrants to purchase common stock at a purchase price of $0.005 per share, issued in conjunction with a consulting Agreement entered into on August 26, 2009. These warrants were issued to expire on March 1, 2013.

(13)
Consists of warrants to purchase common stock at a purchase price of $0.65 per share, issued in conjunction with a consulting agreement entered into on April 23, 2010. These warrants were issued to expire on April 25, 2015.

(14)	Consists of warrants to purchase common stock at a purchase price of $1.01 per share issued in conjunction with a September 2010 private placement.

In connection with a certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of September 30, 2010, no such InterScan financing had occurred.

On October 5, 2010, the Company filed a prospectus relating to 29,832,949 shares of our common stock issuable upon the exercise of warrants at an exercise price of $0.65 per share. The shares to be offered by this prospectus may be sold from time to time by the selling stockholders listed in the prospectus at prevailing market prices or prices negotiated at the time of sale.

6.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

On November 3, 2009, the Company, with approval of the requisite holders of its 2007 Notes, amended the loan agreement governing the 2007 Notes to provide for automatic conversion of the 2007 Notes into shares of common stock upon the reclassification of the Company’s series A preferred stock into common stock and warrants. On February 26, 2010, the Company’s certificate of incorporation was amended to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  Upon this reclassification, approximately $9.1 million in outstanding 2007 Notes were automatically converted into 14 million shares of common stock.

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

The loan agreement governing the 2007 Notes provides certain registration rights that remain in effect with respect to the shares of the Company’s common stock underlying the warrants issued in conjunction with the 2007 Notes. The penalty for the late registration of the underlying common stock, related to the warrants as outlined in the agreement, is calculated as 1/90th of 1% for each late day the securities remain unregistered. On October 5, 2010, the Company filed a prospectus filed a prospectus relating to 29,832,949 shares of our common stock issuable upon the exercise of warrants (see Note 5).

Of the proceeds from the original issuance of the 2007 Notes, approximately $1.9 million was used to convert debt from prior loans into 2007 Notes, and approximately $1.2 million was used to retire debt from the previous loans.

Short Term Notes payable

At December 31, 2009, the Company maintained a Line of Credit (“LOC”) in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This LOC was converted to a 36 month straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,333 per month. At September 30, 2010 the balance on the loan was approximately $62,000.

Notes Payable – Past Due

On March 1, 2007, the Company issued four short-term unsecured promissory notes as payment for all amounts due under a bridge loan agreement as follows:  one in the amount of $53,049, to replace an original note (principal and interest), issued on September 22, 2006; two in the amount of $106,367 each, to replace the two original notes issued on September 15, 2006, and one in the amount of $158,860 to replace an original note issued on September 15, 2006. The notes matured on April 11, 2007 and contained an obligation to issue a total of warrants to purchase 169,857 shares of the Company’s common stock at $0.65 per share.  The fair value of these warrants was approximately $64,000 at March 31, 2007.  This amount has been expensed in the Company’s statement of operations for the period then ended March 31, 2007.  On August 28, 2009, one of the notes, in the amount of $169,857 plus accrued interest, was converted to the Company’s common stock at $0.65. Total common shares issued in conjunction of the loan settlement were 339,534.  An additional extension is currently being negotiated with the other lenders. Warrants have been issued; however, the notes are past due. These notes are unsecured and management is working on a payment arrangement with the holders.

Furthermore, InterScan, our wholly owned subsidiary, entered into an agreement with a third party investor who paid $104,000 in certain intellectual property royalty payments on behalf of InterScan.

8.     RELATED PARTY TRANSACTIONS

None

9.     SUBSEQUENT EVENTS

In a letter from the U.S. Treasury Department dated October 29, 2010, the Company was notified that it was awarded a cash grant of $244,479 under the federal Qualifying Therapeutic Discovery Project program for 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Statements in this report which express “belief,” “anticipation” or “expectation,” as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Risk Factors” below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

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

OVERVIEW

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our Light Touch cervical cancer detection technology and extension of our cancer detection platform into other cancers, especially lung and esophageal. Our technology, including products in research and development, includes: (a) biophotonics technology for the non-invasive detection of cancers, including cervical cancer, and (b) innovative methods of measuring biologically important molecules in blood and interstitial fluid such as glucose, alcohol and cortisol using specialized sensors and collection devices. We also have developed innovative methods for gaining access to interstitial fluid based on intellectual property licensed from a third party, although we no longer retain licenses to technology that are necessary for commercializing an entire system for the measurement of glucose and other analytes in interstitial fluid.

We were incorporated on October 27, 1992 under the name of “SpectRx, Inc.” We changed our name to Guided Therapeutics, Inc. on February 22, 2008.

We have a limited operating history upon which our prospects can be evaluated. Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2010, we have an accumulated deficit of about $78.2 million. To date, we have engaged primarily in research and development efforts. We first generated revenues from product sales in 1998, but do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

If sufficient capital cannot be raised at some point by the third quarter of 2011, we might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. These factors raise substantial doubts about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue our business activities. If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, we will have to curtail our operations and attempt to operate by only pursuing activities for which we have external financial support, such as pursuant to our agreements with Konica Minolta and through additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that we will be able to raise additional funds on acceptable terms, or at all.

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

Valuation of Equity Instruments Granted To Employees, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using the Black-Scholes valuation model.

Allowance for Accounts Receivable:  We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue:  Net revenue increased to $676,000 for the three months ended September 30, 2010, from $577,000 for the same period in 2009. Net revenue was higher for the three months ended September 30, 2010 than the comparable period in 2009, due to the increase in revenue from contracts relating to our cervical cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $509,000 for the three months ended September 30, 2010, compared to $364,000 for the same period in 2009.  The increase, of approximately $145,000, was primarily due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $21,000 during the three months ended September 30, 2010, compared to $14,000 for the same period in 2009. The increase, of approximately $7,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $751,000 during the three months ended September 30, 2010, compared to $422,000 for the same period in 2009. The increase is primarily related to a significant increase in operating activities with new hiring during the three months ended September 30, 2010.

Loss on debt forgiveness was approximately $782,000 for the three months ended September 30, 2009. The loss on debt forgiveness represents a 15% discount on the principal and accrued interest on the convertible notes issued in 2008. On August 31, 2009, the Company converted these notes into the 2007 Notes, which were subject to automatic conversion into common stock. There was no loss on debt forgiveness for the same period in 2010.

Interest Expense: Interest expense decreased to approximately $30,000 for the three months ended September 30, 2010, as compared to expense of approximately $1.1 million for the same period in 2009. The significant  decrease is primarily due to the February 26, 2010 conversion of indebtedness into common stock (see Note 7 to the condensed consolidated financial statements accompanying this report), as well as a decrease in interest expense on lower loan balance for the three months ended September 30, 2010.

Net loss attributable to common stockholders was approximately $635,000 during the three months ended September 30, 2010, compared to a net loss attributable to common stockholders of approximately $2.1 million during the three months ended September 30, 2009.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenue:  Net revenue increased to approximately $2.3 million for the nine months ended September 30, 2010, from approximately $1.0 million for the same period in 2009. Net revenue was higher for the nine months ended September 30, 2010 than for the comparable period in 2009~~,~~ due to the increase in revenue from contracts relating to our cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $1.4 million for the nine months ended September 30, 2010, compared to approximately $1.0 million for the same period in 2009.  The increase, of approximately $400,000, was due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $99,000 during the nine months ended September 30, 2010, compared to $42,000 for the same period in 2009. The increase, of approximately $57,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $2.0 million, during the nine months ended September 30, 2010, compared to approximately $1.3 million for the same period in 2009.  The increase, of approximately $700,000 or 53.9%, is primarily related to an increase in professional fees relating to our products under development and an increase in operating activities with new hiring during the nine months ended September 30, 2010.

Loss on debt forgiveness was approximately $782,000 for the nine months ended September 30, 2009. The loss on debt forgiveness represents a 15% discount on the principal and accrued interest on the convertible notes issued in 2008. On August 31, 2009, the Company converted these notes into the 2007 Notes, which were subject to automatic conversion into common stock. There was no loss on debt forgiveness for the same period in 2010.

Interest Expense:   Interest expense decreased to approximately $1.3 million for the nine months ended September 30, 2010, as compared to approximately $2.6 million for the same period in 2009.  The decrease is primarily due to the February 26, 2010 conversion of indebtedness into common stock (see Note 7 to the condensed consolidated financial statements accompanying this report).

Preferred Stock Dividends: There was approximately $1.7 million of deemed dividends expense for the nine months ended September 30, 2010, resulting from the conversion of the series A preferred stock into common shares and warrants (see Note 7 to the condensed consolidated financial statements accompanying this report). For the same period in 2009, there was approximately $178,000 of dividend expense.

Net loss attributable to common stockholders was approximately $4.3 million during the nine months ended September 30, 2010, compared to a net loss attributable to common stockholders of approximately $4.9 million during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities.  At September 30, 2010, we had approximately $2.9 million in cash, and working capital of approximately $194,000.

Our major cash flows in the nine months ended September 30, 2010, consisted of cash utilized of approximately $291,000 for operations (including approximately $2.6 million of net loss) and cash utilized in investing activities of approximately $162,000, and cash provided by financing activities of $3.1 million due to proceeds received from issuance of common stock and warrants.

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

On February 1, 2010, we entered into an agreement with Konica Minolta to co-develop new, non-invasive cancer development products.  Pursuant to the agreement, we will receive approximately $1.6 million over a one-year term, in addition to pre-existing option-to-license payments we already received from Konica Minolta, in exchange for Konica Minolta’s right to purchase prototype devices and to rely on us to establish the technical approach and regulatory strategy for potential entry of the new products into the U.S. and international markets.  The new products are for the detection of esophageal and lung cancer, and are based on our LightTouch non-invasive cervical cancer detection technology, which will be undergoing the U.S. Food and Drug Administration’s premarket approval process.  We have received approximately $3.1 million since 2008 from Konica Minolta pursuant to various co-development agreements similar to the current agreement, as well as no-shop agreements.

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

On April 27, 2010, we executed an agreement to extend our license agreement with Konica Minolta to co-develop non-invasive cancer detection products for one year. Konica Minolta will pay us a $750,000 fee for the extension. Additionally, the agreement provides for a subsequent one-year renewal upon the written agreement of the parties. The original agreement was a one-year exclusive negotiation and development agreement of optimization of our microporation system for manufacturing, regulatory approval, commercialization and clinical utility, which we and Konica Minolta entered into in April 2009. We initially received $750,000 under this agreement.

On September 10, 2010, we completed a private placement of 3,771,605 shares of our common stock at a purchase price of $0.81 per share, pursuant to which we raised approximately $3 million. For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 377,161 shares) at an exercise price of $1.01 per share. The warrants have a five-year term.

On September 27, 2010 we announced that we filed our completed premarket approval application for the LightTouch Cervical Scanner with the FDA for patients at risk for cervical cancer.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2011, although we need to secure a collaborative partner to move forward with our continuous glucose program and will need additional funding to complete our pivotal trials for our cervical cancer detection product in a timely fashion.  We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the condensed consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were ineffective as of September 30, 2010, due to the existence of previously disclosed material weaknesses in our internal control over financial reporting primarily related to inadequate resources in our accounting and financial reporting group, that we have yet to fully remediate.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2010, we completed a private placement of 3,771,605 shares of our common stock at a purchase price of $0.81 per share, pursuant to which we raised approximately $3.0 million. For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 377,161 shares) at an exercise price of $1.01 per share. The warrants have a five-year term.

The securities were issued in private transactions exempt from registration by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, based upon the representations of the purchasers, who were accredited or private investors.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, as amended February 26, 2010
4.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed September 14, 2010)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2010.)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 10, 2010