Form 10-Q/A
period 2010-09-30
GUIDED THERAPEUTICS INC
filed 2010-11-12
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the "Form 10-Q"). The Form 10-Q was originally filed with the Securities and Exchange Commission (SEC) on November 10, 2010.  The purpose of this Amendment is to delete outdated disclosure regarding our glucose monitoring business and our pivotal trial funding needs for our cervical cancer detection product, previously disclosed  in the 12th paragraph under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources” of Part I of the Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company has set forth in this Amendment the complete text of Part I, Item 2, as amended.  This Amendment does not change any other information set forth in the Form 10-Q.

As a result of this Amendment, the Company is also including updated exhibits with respect to the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events occurring after the date of the Form 10-Q nor does it modify or update the disclosure contained in the Form 10-Q in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information	F-1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 6. Exhibits	9

Signatures	10

PART I - FINANCIAL INFORMATION

F-1

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2011. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, as amended February 26, 2010 (incorporated by reference to Exhibit 3.1 of the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010)
4.1	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed September 14, 2010)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2010)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification (incorporated by reference to Exhibit 32 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 12, 2010