Form 10-Q
period 2011-03-31
GUIDED THERAPEUTICS INC
filed 2011-05-16
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the registrant had outstanding 48,448,685 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited In Thousands Except Per Share Data)
	AS OF
ASSETS	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$2,307	$3,268
Accounts receivable, net of allowance for doubtful accounts of $38 at March 31, 2011 and December 31, 2010	143	85
Other current assets	24	30
Total current assets	2,474	3,383

Property and equipment, net	49	37
Capitalized cost of internally developed software for internal use	352	299
Other assets	262	200
Total noncurrent assets	663	536

TOTAL ASSETS	$3,137	$3,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$201	$25
Notes payable – past due	326	614
Accounts payable	924	915
Accrued liabilities	777	885
Deferred revenue	79	332
Total current liabilities	2,307	2,771
Long-term debt payable, less current portion	53	31

TOTAL LIABILITIES	2,360	2,802

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares issued or outstanding as of March 31, 2011 and December 31, 2010.	-	-
Common stock, $.001 Par value; 100,000 shares authorized, 48,355 and 47,299 shares issued and outstanding as of March, 31 2011 and December 31, 2010, respectively	48	47
Additional paid-in capital	79,900	79,515
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(79,171)	(78,445)

TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	673	1,013

Non-controlling interest	104	104

TOTAL STOCKHOLDERS’ EQUITY	777	1,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,137	$3,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Per Share Data)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
REVENUE:
Contract and grant revenue	$767	$821

COSTS AND EXPENSES:
Research and development	696	407
Sales and marketing	49	34
General and administrative	762	570
Total	1,507	1,011

Operating loss	(740)	(190)

OTHER INCOME	37	-
INTEREST EXPENSE	(23)	(1,275)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(726)	(1,465)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(726)	(1,465)

PREFERRED STOCK DIVIDENDS	-	(1,700)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(726)	$(3,165)

BASIC AND DILUTED NET (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.02)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING	47,851	21,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2011	2010
Net loss	$(726)	$(1,465)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation and amortization	4	1
Stock based compensation	142	255
Conversion of interest to principal	23	-
Gain on debt renegotiated	(23)	-
Changes in operating assets and liabilities:		-
Accounts receivable	(58)	(27)
Other current assets	6	38
Accounts payable	36	(166)
Deferred revenue	(253)	(37)
Accrued liabilities	(108)	157
Other assets	(62)	-
Total adjustments	(293)	1,316

Net cash (used) in operating activities	(1,020)	(149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	(53)	(42)
Additions to fixed assets	(16)	-
Net cash (used) in investing activities	(69)	(42)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to former debt holders – related parties	-	101
Proceeds from options and warrants exercised	175	-
Payments on notes and loan payables	(48)	(3)
Net cash provided by financing activities	127	98

NET CHANGE IN CASH AND CASH EQUIVALENTS	(961)	(93)
CASH AND CASH EQUIVALENTS, beginning of year	3,268	230
CASH AND CASH EQUIVALENTS, end of period	$2,307	$137
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1	$5
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$-	$1,962
Dividends payable in the form of preferred stock converted into common stock	$-	$1,824
Conversion of accounts payable into common stock	$27	$9,346
Deemed dividends in the form of preferred stock and redeemable convertible preferred stock	$-	$1,700
Settlement of debt upon conversion of warrants	$42	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2011, it had an accumulated deficit of approximately $79.1 million. Through March 31, 2011, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation by execution of multiyear contracts from Konica Minolta Optical, Inc. (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt.

At March 31, 2011, the Company’s current assets exceeded current liabilities by approximately $167,000 and it had stockholders’ equity of approximately $777,000, primarily due to the conversion of the convertible notes to common shares in the amount of $9.3 million in February 2010, along with the proceeds from the September 2010 private placement of $3.0 million.  As of March 31, 2011, the Company was past due on payments due under its notes payable in the amount of approximately $326,000.

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

The Company anticipates receiving approximately $2.5 million from Konica Minolta in 2011, as well as additional federal grants, which could bring in an additional $750,000.  It also has 28.9 million warrants to purchase shares of its common stock outstanding with an exercise price of $0.65 per share.  So far in 2011, warrant exercises have generated approximately $175,000 and would generate a total of approximately $18.8 million in cash, assuming full exercise.  Management intends to obtain additional funds through debt or equity financings and collaborative partnerships.  Management believes that such financing, along with funds from government contracts and grants, including matching-grant funding, if available, and other strategic partnerships will be sufficient to support planned operations through the fourth quarter of 2011. Assuming the Company receives FDA approval for our LuViva™ (formerly LightTouch) cervical cancer detection device in 2011, the Company currently anticipates a late 2011 or early 2012 product launch.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2010 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after March 31, 2011, are not expected to have a significant effect on the Company’s financial position or results of operations.

Accounts Receivable

There were no significant concentrations of credit risk with regard to the Company's accounts receivable for the quarter ended March 31, 2011. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.

Deferred Revenue

The Company records payments received on contracts as deferred revenue, recognized as earned on a straight line basis, over the terms of the contracts.

Other Income

Other income consists of a contract with Konica Minolta for approximately $10,000 per month for reimbursement of contractual expenses.  The related expenses are netted against the reimbursement and the differential is booked as other income.  For the three months ended March 31, 2011 , such other income totaled approximately $12,000.

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

For the quarter ended March 31, 2011, stock-based compensation for options attributable to employees, officers and directors was approximately $142,000 and has been included in the Company's first quarter 2011 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2011, the Company had approximately $395,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of March 31, 2011 and changes during the three months then ended is as follows:
		Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
	Shares
Outstanding, January 1, 2011	5,738,167	$0.41
Granted	401,000	$1.00
Exercised	(661,000)	$0.33
Outstanding, March 31, 2011	5,478,167	$0.50	7.41	$2,205

Vested and exercisable, March 31, 2011	4,477,146	$0.41	5.02	$2,178

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

As of March 31, 2011, there was no accrual recorded for any potential losses related to pending litigation.

5.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 100 million shares of common stock with $0.001 par value, 48,355,335 of which were outstanding as of March 31, 2011.

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

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 2,777,052 shares remained available at March 31, 2011 and 5,478,167  shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of March 31, 2011.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been issued  under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of March 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	931,500	$ 0.24	5.64	856,500	$ 0.24
$ 0.30 - $ 0.33	2,384,000	$ 0.29	7.26	2,258,916	$ 0.29
$ 0.34 - $ 1.00	1,821,667	$ 0.61	8.60	1,220,730	$ 0.46
$ 1.10 - $ 4.46	284,000	$ 1.37	8.15	84,000	$ 1.45
$ 5.00 - $ 9.00	57,000	$ 5.33	0.87	57,000	$ 5.33
Total	5,478,167	$ 0.50	7.41	4,477,146	$ 0.41

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of March 31, 2011, 6,090 of these shares remain outstanding and have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of March 31, 2011:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
28,897,934	(1)	0.65	03/01/2013
377,16,1	(2)	1.01	09/10/2015
29,275,095

(1)
Consists of outstanding warrants issued in connection with various financings, but amended or originally issued on February 26, 2010.  During the three months ended March 31, 2011, warrants with the same terms, for 275,172 shares of common stock were exercised and cumulatively from February 23, 2010 to March 31, 2011, warrants with the same terms for an aggregrate of 940,556 shares of common stock have been exercised.

(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.

In connection with a certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of March 31, 2011, no such InterScan financing had occurred.

6.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Short Term Debt

The Company has a straight-line amortizing bank loan with a principal and interest payment of $2,220 per month.  The original loan originated on April 1, 2010, was a thirty-six month, 7.5 percent loan. As of March 31, 2011, a balance of approximately $48,000 was outstanding, approximately $24,000 of which is classified as current loan payable and approximately $24,000 as long-term loan payable.

Furthermore, $177,000, which represents the current portion of notes payable, was included in the short-term debt category and $29,000 was included in the long term debt payable related to notes payable on the balance sheet at March 31, 2011. The original note, re-structured in January 2011, bears interest at the rate of 15 percent and matures within a year.

Notes Payable – Past Due

At March 31, 2011, the Company was past due on two short term notes totaling approximately $326,000 of principal and accrued interest.

8.     SUBSEQUENT EVENTS

On April 20, 2011 the Company received $950,000 from Konica Minolta. This amount represents the initial payments on both the development agreement for optimization of our microporation system for manufacturing, regulatory approval, commercialization and clinical utility and the license agreement that was renewed for a year term, effective May 1, 2011.

On April 26, 2011, the Company announced  that it held a productive meeting with U.S. Food and Drug Administration (FDA) officials to review the company’s premarket approval application (PMA) for its non-invasive test for the early detection of cervical pre-cancer. During the meeting with FDA reviewers, which was requested by the Company, its representatives outlined proposed responses to recent FDA questions regarding the PMA application and also held discussions regarding proposed claims for use for the technology. The Company believes that it came away with clear guidance and a plan for achieving a panel meeting in the future and plans to take what was learned from the meeting and finalize its responses to the questions in the next two to three weeks. FDA also offered to hold additional working group sessions with the Company in anticipation and preparation of panel review.

On May 3, 2011, the Company received $250,000 from Biofield Corporation, as an initial payment on the agreement for re-engineering and manufacture of new BDS device for Biofield Corporation, entered into on July 27, 2010.

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

OVERVIEW

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our LuViva™ (formerly Light Touch) cervical cancer detection technology and extension of our cancer detection platform into other cancers, especially lung and esophageal. Our technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers, including cervical cancer.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2011, we have an accumulated deficit of about $79.1 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2011 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

If sufficient capital cannot be raised at some point in the fourth quarter of 2011, we might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue our business activities. If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, we will have to curtail our operations and attempt to operate by only pursuing activities for which we have external financial support, such as pursuant to our agreements with Konica Minolta and through additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that we will be able to raise additional funds on acceptable terms, or at all.

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

Currently, our policies that could require critical management judgment are in the areas of revenue recognition, reserves for accounts receivable and deferred taxes and equity instrument grants.

Revenue Recognition:  We recognize revenue from contracts on a straight line basis, over the terms of the contract. We recognize revenue from grants based on the agreement, at the time the expenses are incurred.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue:  Net revenue decreased to approximately $767,000 for the quarter ended March 31, 2011, from approximately $821,000 for the same period in 2010. Net revenue was lower for the first quarter 2011 than for the comparable period in 2010, due to the timing of the contracts relating to our cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $696,000 for the three months ended March 31, 2011, compared to $407,000 for the same period in 2010.  The increase, of approximately $289,000, was primarily due to an increase in research and development for the cervical cancer detection products, as we prepare for marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $49,000 during the three months ended March 31, 2011, compared to $34,000 for the same period in 2010. The increase was primarily due to efforts underway in marketing our cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $762,000 during the three months ended March 31, 2011, compared to approximately $570,000 for the same period in 2010.  The increase of approximately $192,000, or 34%, is primarily related to an increase in professional fees, relating to our product under development.

Net Interest and Other Income:  Other income for the three months ended March 31, 2011 was approximately $37,000 compared to none in 2010. In the three months ended March 31, 2011, we had a gain on debt restructured of approximately $23,000 and approximately $12,000 in reimbursed espenses from Konica Minolta related to an expatrate Konica Minolta employee. We billed approximately $40,000 on our supplemental agreement with Konica Minolta and expenses related to the agreement were approximately $28,000, for the quarter.  Interest expense decreased to approximately $23,000 for the three months ended March 31, 2011, as compared to approximately $1.3 million for the same period in 2010.  The decrease was primarily due to the conversion of $9.3 million of convertible notes to common stock in February 2010.

Preferred Stock Dividends: There was no deemed dividend expense for the three months ended March 31, 2011, due to the reclassification  of our series A preferred stock into common stock and warrants in February 2010.  For the same period in 2010, there was approximately $1.7 million in deemed dividend expense.

Net loss was approximately $726,000 during the three months ended March 31, 2011, compared to $1.5 million for the same period in 2010, for the reasons outlined above.

Net loss attributable to common stockholders was approximately $726,000 during the three months ended March 31, 2011, compared to a net loss attributable to common stockholder of approximately $3.2 million during the three months ended March 31, 2010.

 LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities, as well as agreements with collaborative partners and grants.  At March 31, 2011, we had approximately $2.3 million in cash and working capital of approximately $138,000.

Our major cash flows in the quarter ended March 31, 2011, consisted of cash out-flows of approximately $1.0 million from operations (including approximately $726,000 of net loss) and cash utilized in investing activities of approximately $69,000, offset in part by cash provided by financing activities of $128,000 due to proceeds received from conversion of options and warrants into common stock, offset in parts by conversion of accounts payable into common stock and payments on notes payables.

On February 26, 2010, we amended our certificate of incorporation to reclassify our series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the $9.1 million in outstanding convertible notes and accrued interest were automatically converted into 14 million shares of common stock.

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

On March 28, 2011, we executed an agreement to extend our existing license agreement with Konica Minolta to co-develop non-invasive cancer detection products for one year, effective May 1, 2011. Pursuant to the extension agreement, Konica Minolta will pay us a $750,000 fee for the extension. Additionally, the agreement provides for a subsequent one-year renewal upon the written agreement of the parties. This extension is the second extension of the original agreement, which was a one-year exclusive negotiation and development agreement regarding the optimization of our microporation system for manufacturing, regulatory approval, commercialization and clinical utility, entered into in April 2009.

Also on March 28, 2011, we executed an agreement to extend our existing agreement with Konica Minolta to develop prototype devices specific to the esophageal cancer detection application for one year, effective May 1, 2011. Pursuant to the extension agreement, Konica Minolta will pay us a total of $1.72 million in installments payable on quarterly beginning on the effective date.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2010

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31,2011.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2011 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to claims and legal actions that arise in the ordinary course of business.  However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

In October 2010, we received a letter from an attorney representing two stockholders (one of whom, Dolores Maloof, is a significant stockholder) (the “Claimants”), asserting claims for breach of contract and fraud in connection with transactions and occurrences in 2005 and 2009. The letter concerns a Warrant Agreement we entered into with the Claimants in August 2005. Pursuant to the Warrant Agreement, if certain initial financing were to be obtained for our wholly owned subsidiary, InterScan (formerly named Guided Therapeutics, Inc.), the Claimants would receive warrants to purchase an aggregate number of shares of InterScan common stock equal to 7.5% of the outstanding InterScan common stock as of the closing of the such InterScan financing. The Warrant Agreement further provides that if, prior to such financing, we were to license or sell our cervical cancer detection technology, then we would remit to the Claimants an aggregate of 7.5% of the net proceeds of such license or sale. The Claimants, through their attorney, allege that the warrants are now issuable to them under the terms of the Warrant Agreement. In that regard, the Claimants have alleged that our name change from SpectRx, Inc. to Guided Therapeutics, Inc., which occurred in 2008, coupled with subsequent financings, supports their claim.  In the alternative, the Claimants assert that the Warrant Agreement was modified by an agreement with us in 2009, and under such modification they are entitled to warrants to purchase 2.6 million shares of our common stock at a nominal exercise price, a 2% royalty on certain future product sales, and 3% of any proceeds should we be sold. In a letter issued by our attorneys on November 5, 2010, we have responded to the Claimants’ demands, denying the validity of each.  Our response states that the closing of a financing of InterScan was a condition precedent under the express terms of the Warrant Agreement to the issuance of the warrants that the Claimants allege are owed them and that such financing has never occurred. Further, we deny that any agreement to modify the Warrant Agreement was ever made as the Claimants assert, and also deny that any wrongdoing was committed in connection with the change of our name.  Although no lawsuit has been filed by Claimants, the Claimants have stated an intention to file suit if a settlement cannot be reached.  Although we have denied the validity of these claims, there is no guarantee that our defense would succeed if we are sued, and we may be have to pay damages awards or otherwise may enter into settlement arrangements in connection with these claims.

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 5.   OTHER INFORMATION

On July 27, 2010, the Company entered into an agreement (the “BDS Agreement”) for re-engineering and manufacture of new Breast-Cancer Diagnostic System (“BDS”) with Biofield Corporation, Inc. (“Biofield”).  Under the BDS Agreement, Biofield agreed to pay between $400,000 and $500,000, in incremental sums over the course of the work schedule, to the Company, in consideration for the Company’s reasonable efforts to develop a new BDS Device. Payment of the initial $250,000 by Biofield to the Company was to be made no later than January 30, 2011.  Within sixty (60) days of the initial payment and the Company’s commencement of work, Biofield is to pay an additional $125,000 to the Company.  Within thirty (30) days of the scheduled inspection, Biofield is to pay the remaining balance.

The foregoing information is a summary of the BDS Agreement, is not complete, and is qualified in its entirety by reference to the full text of the BDS Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.  Readers should review the BDS Agreement for a complete understanding of the terms and conditions associated with the transaction.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

10.1
Assigned Task Agreement between Konica Minolta Opto, Inc, and Guided Therapeutics, Inc. dated March 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed April 1, 2011).

10.2
Collaborative Option and Development Agreement for Collaboration in the Development of Spectroscopic Technology between Konica Minolta Opto, Inc, and Guided Therapeutics, Inc.  dated March 28, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed April 1, 2011).

10.3	Agreement for Re-Engineering and Manufacturing of new BDS Device between Biofield Corporation and Guided Therapeutics, Inc. dated July 27, 2010
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 16, 2011