Form 10-Q
period 2011-06-30
GUIDED THERAPEUTICS INC
filed 2011-08-15
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, the registrant had outstanding 48,596,185 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited In Thousands Except Per Share Data)
	AS OF
ASSETS	June 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$2,343	$3,268
Accounts receivable, net of allowance for doubtful accounts of $38 at June 30, 2011 and December 31, 2010	149	85
Other current assets	22	30
Total current assets	2,514	3,383

Property and equipment, net	64	37
Capitalized cost of internally developed software for internal use	409	299
Other assets	331	200
Total noncurrent assets	804	536

TOTAL ASSETS	$3,318	$3,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$24	$25
Notes payable	162	—
Notes payable – past due	340	614
Accounts payable	937	915
Accrued liabilities	773	885
Deferred revenue	655	332
Total current liabilities	2,891	2,771
Long-term debt payable, less current portion	17	31

TOTAL LIABILITIES	2,908	2,802

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $.001 par value; 5,000 shares authorized, no shares outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 Par value; 100,000 shares authorized, 48,491 and 47,299 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	48	47
Additional paid-in capital	80,029	79,515
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(79,667)	(78,445)

TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	306	1,013

Non-controlling interest	104	104

TOTAL STOCKHOLDERS’ EQUITY	410	1,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,318	$3,919

The accompanying notes are an integral part of these condensed consolidated financial statements

F-1

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010
REVENUE:
Service revenue	$913	$805	$1,680	$1,626

COSTS AND EXPENSES:
Research and development	619	490	1,315	897
Sales and marketing	71	44	120	78
General and administrative	708	802	1,470	1,279
Total	1,398	1,336	2,905	2,254

Operating loss	(485)	(531)	(1,225)	(628)

OTHER INCOME	7	-	44	-

INTEREST EXPENSE	(18)	(28)	(41)	(1,303)

LOSS FROM OPERATIONS	(496)	(559)	(1,222)	(1,931)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(496)	(559)	(1,222)	(1,931)

PREFERRED STOCK DIVIDENDS	-	-	-	(1,700)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(496)	$(559)	$(1,222)	$(3,631)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.01)	$(0.02)	$(0.03)	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING	48,464	32,520	48,159	26,969

The accompanying notes are an integral part of these condensed consolidated statements
F-2

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,222)	$(1,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	2
Amortization and accretion of deferred financing costs, notes and warrants	—	1,095
Stock based compensation	251	470

Gain on debt renegotiated	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(64)	31
Other assets	(131)	57
Accounts payable	(22)	(8)
Deferred revenue	323	278
Accrued liabilities	(41)	153
Other current assets	8	—
Total adjustments	309	2,078

Net cash (used in) provided by operations	(913)	147

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software	(110)	(11)
Additions to fixed assets	(35)	(86)

Net cash (used in) investing activities	(145)	(97)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable to former debt holders - related parties	—	101
Proceeds from exercise of options and warrants	195	—
Payments on notes and loans payable	(62)	(8)

Net cash provided by financing activities	133	93

NET CHANGE IN CASH AND CASH EQUIVALENTS	(925)	143
CASH AND CASH EQUIVALENTS, beginning of period	3,268	230
CASH AND CASH EQUIVALENTS, end of period	$2,343	$373

SUPPLEMENTAL SCHEDULE OF:
Cash paid for Interest	$1	$8
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$—	$1,962
Dividends payable in the form of preferred stock converted into common stock	$—	$1,824
Conversion of notes payable into common stock	$27	$9,346
Deemed dividends in the form of preferred stock and redeemable convertible preferred stock	$—	$1,700
Conversion of interest to principal	$23	$—
The accompanying notes are an integral part of these condensed consolidated statements

F-3

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its majority owned subsidiary Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company.” Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2011 and December 31, 2010, results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2011, it had an accumulated deficit of approximately $79.6 million. Through June 30, 2011, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At June 30, 2011, the Company had negative working capital of approximately $377,000 and stockholders’ equity of approximately $410,000, primarily due to the conversion of its then-outstanding convertible notes to common shares in the amount of $9.3 million in February 2010, along with the proceeds from a September 2010 private placement of $3.0 million. As of June 30, 2011, the Company was past due on payments due under its notes payable in the amount of approximately $340,000.

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

The Company anticipates receiving approximately $2.5 million from Konica Minolta in 2011, as well as additional federal grants, which could bring in an additional $750,000. As of August 15, we have received approximately $1.7 million of the $2.5 million from Konica Minolta. It also has 28.9 million warrants to purchase shares of its common stock outstanding with an exercise price of $0.65 per share. So far in 2011, warrant exercises have generated approximately $175,000 and would generate a total of approximately $18.8 million in cash, assuming full exercise. Management intends to obtain additional funds through debt or equity financings and collaborative partnerships. Management believes that such financing, along with funds from government contracts and grants, including matching-grant funding, if available, and other strategic partnerships will be sufficient to support planned operations through the fourth quarter of 2011. Assuming the Company receives FDA approval for its LuViva™ (formerly LightTouch) cervical cancer detection device in 2011, the Company currently anticipates an early 2012 product launch.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2010 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after June 30, 2011, are not expected to have a significant effect on the Company’s financial position or results of operations.

Accounts Receivable

There were no significant concentrations of credit risk with regard to the Company’s accounts receivable as of June 30, 2011. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.

Deferred Revenue

The Company defers recognition of revenue received pursuant to certain contracts and instead recognizes the revenue on a straight line basis, over the terms of the contracts.

Other Income

Other income consists of a contract with Konica Minolta of approximately $10,000 per month for reimbursement of contractual expenses. The related expenses are netted against the reimbursement and the differential is booked as other income.

For the six months ended June 30, 2011, such other income totaled approximately $44,000.

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

For the quarter ended June 30, 2011, stock-based compensation for options attributable to employees, officers and directors was approximately $38,000 and has been included in the Company's second quarter 2011 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2011, the Company had approximately $392,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of June 30, 2011 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2011	5,738,167	$0.41
Granted	441,000	$0.99
Exercised / Expired	(729,500)	$0.10
Outstanding, June 30, 2011	5,449,667	$0.50	7.21	$2,505

Vested and exercisable, June 30, 2011	4,483,302	$0.41	6.84	$2,466

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

As of June 30, 2011, there was no accrual recorded for any potential losses related to pending litigation.

5.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 100 million shares of common stock with $0.001 par value, 48,491,185 of which were outstanding as of June 30, 2011.

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

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 2,805,552 shares remained available at June 30, 2011 and 5,449,667 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of June 30, 2011.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been issued under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	1,090,500	$0.20	5.63	1,040,500	$0.20
$ 0.30 - $ 0.33	2,158,500	$0.32	7.03	2,081,573	$0.32
$ 0.34 - $ 1.00	1,861,667	$0.61	8.45	1,222,875	$0.46
$ 1.10 - $ 4.46	284,000	$1.37	7.90	83,354	$1.46
$ 5.00 - $ 9.00	55,000	$5.25	0.65	55,000	$5.25
Total	5,449,667	$0.50	7.21	4,483,302	$0.41

In December 2001, as a result of the acquisition of Sterling, the Company granted options to purchase 22,024 shares of common stock at an exercise price of $7.29 per share in exchange for all the outstanding options, vested and unvested, of Sterling.  As of June 30, 2011, 6,090 of these shares remain outstanding and have not been exercised.

Warrants

The Company has the following shares reserved for the warrants outstanding as of June 30, 2011:

Warrants (Underlying Shares) Exercise Price Expiration Date 28,897,934 (1) 0.65 03/01/2013 73,182 (2) 0.005 03/11/2013 377,161 (3) 1.01 09/10/2015 29,348,277

(1)     Consists of outstanding warrants issued in connection with various financings, but amended or originally issued on February 26, 2010 to expire on March 1, 2013. Shares underlying these warrants have been registered for resale with the SEC on April 8, 2011. During the six months ended June 30, 2011, 275,172 shares of warrants were exercised and 940,556 warrants were exercised since February 26, 2010.

(2)     Consists of warrants to purchase common stock at a purchase price of $0.005 per share, issued in conjunction with a consulting agreement entered into on August 26, 2009. These warrants were issued to expire on March 1, 2013.

(3)     Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.

In connection with a certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of June 30, 2011, no such InterScan financing had occurred.

6.     LOSS PER COMMON SHARE

Basic and diluted net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Short Term Debt

The Company has a straight-line amortizing bank loan with a principal and interest payment of $2,220 per month. The original loan originated on April 1, 2010, was a thirty-six month, 7.5 percent loan. As of June 30, 2011, a balance of approximately $41,000 was outstanding, approximately $24,000 of which is classified as current loan payable and approximately $17,000 as long-term loan payable.

Notes Payable – Past Due

At June 30, 2011, the Company was past due on two short term notes totaling approximately $340,000 of principal and accrued interest.

8.     SUBSEQUENT EVENTS

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

• •

the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products.

access to sufficient debt or equity capital to meet our operating and financial needs;

•	the effectiveness and ultimate market acceptance of our products;

•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain approval from the U.S FDA and corresponding foreign agencies;

•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;

•	our patent and intellectual property position; and
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2011, we have an accumulated deficit of about $79.6 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2011 as we continue to expend substantial resources to introduce our cervical cancer detection product, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

Our product revenues to date have been limited. In 2010, the majority of our revenues were from the NCI and Konica Minolta. We expect that the majority of our revenue in 2011 will also continue to be derived primarily these sources.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue: Net revenue increased to $913,000 for the three months ended June 30, 2011, from $805,000 for the same period in 2010. Net revenue was higher for the three months ended June 30, 2011 than the comparable period in 2010, due to the increase in revenue from contracts relating to our cervical cancer detection technology and the Biofield co-development agreement.

Research and Development Expenses: Research and development expenses increased to approximately $619,000 for the three months ended June 30, 2011, compared to $490,000 for the same period in 2010. The increase, of approximately $129,000, was primarily due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $71,000 during the three months ended June 30, 2011, compared to $44,000 for the same period in 2010. The increase, of approximately $27,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses: General and administrative expenses decreased to approximately $708,000 during the three months ended June 30, 2011, compared to $802,000 for the same period in 2010. The decrease of approximately $94,000, or 11.7%, is primarily related to a decrease in operating activities during the three months ended June 30, 2011.

Interest Income: Interest income was approximately $7,000 for the three months ended June 30, 2011. There was no interest income for the same period in 2010. Interest income for the three months ended June 30, 2011 was associated with a seconded employee from Konica Minolta.

Interest Expense: Interest expense decreased to approximately $18,000 for the three months ended June 30, 2011, as compared to expense of approximately $28,000 for the same period in 2010. The decrease is primarily due to the February 26, 2010 conversion of indebtedness into common stock (see Note 5 to the financial statements accompanying this report), as well as a decrease in interest expense on lower loan balances for the three months ended June 30, 2011.

Net loss was approximately $485,000 for the three months ended June 30, 2011, compared to a net loss of approximately $531,000, for the same period in 2010.

Net loss attributable to common stockholders was $496,000 during the three months ended June 30, 2011, as compared to net loss attributable to common stockholders of $559,000 during the three months ended June 30, 2010.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue:  Net revenue remained at approximately $1.6 million for the six months ended June 30, 2011 and 2010.

Research and Development Expenses:  Research and development expenses increased to approximately $1.3 million for the six months ended June 30, 2011, compared to $897,000 for the same period in 2010.  The increase, of approximately $418,000, is due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $120,000 during the six months ended June 30, 2011, compared to $78,000 for the same period in 2010. The increase, of approximately $42,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $1.4 million during the six months ended June 30, 2011, compared to approximately $1.3 million for the same period in 2010.  The increase of approximately $191,000, or 14.9%, is primarily related to an increase in professional fees, related to our products under development.

Interest Income: Interest income was approximately $44,000 for the six months ended June 30, 2011. There was no interest income for the same period in 2010. Interest income for the six months ended June 30, 2011 was associated with a seconded employee from Konica Minolta.

Interest Expense:   Interest expense decreased to approximately $41,000 for the six months ended June 30, 2011, as compared to approximately $1.3 million for the same period in 2010.  The decrease is primarily due to the February 26, 2010 conversion of indebtness into common stock (see Note 5 to the financial statements accompanying this report), for the six months ended June 30, 2011.

Net loss was approximately $1.2 million during the six months ended June 30, 2011, compared to $1.9 million for the same period in 2010, for the reasons outlined above.

Net loss attributable to common stockholders was approximately $1.2 million during the six months ended June 30, 2011, compared to a net loss attributable to common stockholder of approximately $3.6 million during the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities, as well as agreements with collaborative partners and grants.  At June 30, 2011, we had approximately $2.3 million in cash and a negative working capital of approximately $377,000.

Our major cash flows in the quarter ended June 30, 2011, consisted of cash out-flows of approximately $913,000 from operations (including approximately $1.2 million of net loss) and cash utilized in investing activities of approximately $145,000, offset in part by cash provided by financing activities of $133,000 due to proceeds received from conversion of options and warrants into common stock, offset in parts by conversion of accounts payable into common stock and payments on notes payables.

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

Also on March 28, 2011, we executed an agreement to extend our existing agreement with Konica Minolta to develop prototype devices specific to the esophageal cancer detection application for one year, effective May 1, 2011. Pursuant to the extension agreement, Konica Minolta will pay us a total of $1.72 million in installments payable quarterly beginning on the effective date.

On May 3, 2011, we received an initial payment of $250,000 from Biofield Corporation in connection with our June 2010 agreement for re-engineering and manufacture of a new breast-cancer diagnostic system.  Under the agreement, Biofield will pay us between $400,000 and $500,000, in incremental sums over the course of the contract, to develop such a device. We are deferring revenue received from the contract and amortizing it on straight-line basis over the next twelve months.

On June 13, 2011, we were granted an award in the amount of $512,524 from the National Institute of Mental Health to pursue a project entitled, “Instacortisol: a Real-Time and Continuous Assessment of Cortisol in ISF.” The amount of the award includes $184,384 for contractual costs that will be recorded as a liability and expensed based on availability of the funds and satisfactory progress of the project. The award can be extended for an additional year.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30,2011.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2011 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 15, 2011

