Form 10-Q
period 2011-09-30
GUIDED THERAPEUTICS INC
filed 2011-11-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the registrant had outstanding 49,056,347 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands Except Per Share Data)
	AS OF
ASSETS	September 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$1,128	$3,268
Accounts receivable, net of allowance for doubtful accounts of $38 at September 30, 2011 and December 31, 2010	124	85
Other current assets	36	30
Total current assets	1,288	3,383

Property and equipment, net	283	37
Capitalized cost of internally developed software for internal use	483	299
Other assets	785	200
Total noncurrent assets	1,551	536

TOTAL ASSETS	$2,839	$3,919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$25	$25
Notes payable	126	—
Notes payable – past due	353	614
Accounts payable	1,136	915
Accrued liabilities	731	885
Deferred revenue	371	332
Total current liabilities	2,742	2,771
Long-term debt payable, less current portion	11	31
Warrants	2,250	—

TOTAL LIABILITIES	5,003	2,802

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $.001 Par value; 100,000 shares authorized, 48,861 and 47,299 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	49	47
Additional paid-in capital	80,115	79,515
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(82,328)	(78,445)

TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ (DEFICIT) EQUITY	(2,268)	1,013

Non-controlling interest	104	104

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,164)	1,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,839	$3,919

The accompanying notes are an integral part of these condensed consolidated financial statements
F-1

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010
REVENUE:
Service revenue	$1,021	$676	$2,701	$2,302

COSTS AND EXPENSES:
Research and development	709	509	2,024	1,406
Sales and marketing	80	21	200	99
General and administrative	2,881	751	4,351	2,030
Total	3,670	1,281	6,575	3,535

Operating loss	(2,649)	(605)	(3,874)	(1,233)

OTHER INCOME	9	—	53	—

INTEREST EXPENSE	(21)	(30)	(62)	(1,333)

LOSS FROM OPERATIONS	(2,661)	(635)	(3,883)	(2,566)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(2,661)	(635)	(3,883)	(2,566)

PREFERRED STOCK DIVIDENDS	—	—	—	(1,700)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,661)	$(635)	$(3,883)	$(4,266)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.05)	$(0.01)	$(0.08)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING	48,813	44,783	48,379	35,784

The accompanying notes are an integral part of these condensed consolidated statements
F-2

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,883)	$(2,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	4
Amortization and accretion of deferred financing costs, notes and warrants	—	1,095
Stock based compensation	347	934
Issuance of warrants in connection with settlement of claim	2,285	—
Changes in operating assets and liabilities:
Accounts receivable	(39)	14
Other current assets	(10)	35
Other assets	(585)	27
Accounts payable	220	(160)
Accrued liabilities	(156)	241
Deferred revenue	39	93

Net cash used in operations	(1,764)	(283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software	(184)	(135)
Additions to fixed assets	(264)	(27)

Net cash used in investing activities	(448)	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,013
Proceeds from issuance of convertible notes payable to former debt holders - related parties	—	101
Proceeds from exercise of options and warrants	245	—
Payments on notes and loans payable	(173)	(14)

Net cash provided by financing activities	72	3,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,141)	2,655
CASH AND CASH EQUIVALENTS, beginning of period	3,268	230
CASH AND CASH EQUIVALENTS, end of period	$1,128	$2,885

SUPPLEMENTAL SCHEDULE OF:
Cash paid for Interest	$2	$7
NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of preferred stock into common stock and warrants to purchase common stock	$—	$1,962
Dividends payable in the form of preferred stock reclassified into common stock and warrants to purchase common stock	$—	$1,824
Conversion of notes payable into common stock	$27	$9,346
Deemed dividends in the form of preferred stock and redeemable convertible preferred stock	$—	$1,700
Conversion of interest to principal	$25	$—
The accompanying notes are an integral part of these condensed consolidated statements
F-3

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its majority owned subsidiary Interscan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company.” Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2011 and December 31, 2010, results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2011, it had an accumulated deficit of approximately $82.3 million. Through September 30, 2011, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company's financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation by execution of multiyear contracts from Konica Minolta Optical, Inc. (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt.

At September 30, 2011, the Company had negative working capital of approximately $1.4 million and stockholders’ deficit of approximately $2.2 million, primarily due to the conversion of its then-outstanding convertible notes to common shares in the amount of $9.3 million in February 2010, along with the proceeds from a September 2010 private placement of $3.0 million. As of September 30, 2011, the Company was past due on payments due under its notes payable in the amount of approximately $353,000.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the first quarter of 2012, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta development agreement (see below) and additional NCI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

F-4

The Company anticipates receiving approximately $2.5 million from Konica Minolta in 2011, as well as additional federal grants, which could bring in an additional $750,000. As of November 10, the Company has approximately $2.2 million of the $2.5 million from Konica Minolta. The Company also has outstanding warrants to purchase 28.9 million shares of its common stock, with an exercise price of $0.65 per share. So far in 2011, warrant exercises have generated approximately $175,000. Assuming exercise of the remaining warrants, the Company would receive a total of approximately $18.8 million in cash. Management intends to seek additional funds through debt or equity financings and collaborative partnerships. Management believes that such financing, along with funds from government contracts and grants, including matching-grant funding, if available, and other strategic partnerships will be sufficient to support planned operations through the first quarter of 2012. Assuming the Company receives FDA approval for its LuViva™ (formerly LightTouch) cervical cancer detection device in 2011, the Company currently anticipates a midyear 2012 product launch.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2010 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after September 30, 2011, are not expected to have a significant effect on the Company’s financial position or results of operations.

Accounts Receivable

Two of the Company’s grantors make up 96% of the outstanding accounts receivable at September 30, 2011. Balance from these grantors total $121,331.

The majority of the Company’s accounts receivable, as of September 30, 2011, is from the National Cancer Institute. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable.

Deferred Revenue

The Company defers recognition of revenue received pursuant to certain contracts and instead recognizes the revenue on a straight line basis, over the terms of the contracts.

Other Income

Other income consists of a contract with Konica Minolta of approximately $10,000 per month for reimbursement of contractual expenses. The related expenses are netted against the reimbursement and the differential is booked as other income, as well as miscellaneous income. For the nine months ended September 30, 2011, such other income totaled approximately $53,000.

3.    STOCK-BASED COMPENSATION

The Company records compensation expense related to options granted to employees and non-employees based on the fair value of the award.

Compensation cost is recorded as earned for all unvested stock options outstanding at the beginning of the first year based upon the grant date fair value estimates, and for compensation cost for all share-based payments granted or modified subsequently, based on fair value estimates.

As of September 30, 2011, stock-based compensation for options attributable to employees, officers and directors was approximately $71,000 and has been included in the Company's statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2011, the Company had approximately $408,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

F-5

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company’s activity under the Plan as of September 30, 2011 and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2011	5,738,167	$0.41
Granted	457,000	$0.99
Exercised / Expired	(954,500)	$0.08
Outstanding, September 30, 2011	5,240,667	$0.53	7.05	$1,253

Vested and exercisable, September 30, 2011	4,328,854	$0.44	6.59	$1,431

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

4.     LITIGATION AND CLAIMS

As previously reported, in October 2010, the Company received a letter from an attorney representing Dolores M. Maloof and James E. Funderburke, two stockholders of the Company (together, the “Claimants”), asserting, among other things, that an August 2005 Warrant Agreement entered into by the Company and the Claimants (the “2005 Agreement”) had been modified by a subsequent agreement. While the Company disputed the Claimants’ assertion that an agreement modifying the 2005 Agreement had been reached, the Company determined to negotiate with the Claimants with the goal of terminating the 2005 Agreement and the rights granted thereunder to the Claimants. The 2005 Agreement, among other terms, provided for the Company to pay to the Claimants 7.5% of all net proceeds from any license or sale of the Company’s cervical cancer detection technology, without limitation.

Upon completion of negotiations with the Claimants, the Company entered into an Agreement and Release, on August 30, 2011 (the “Agreement”), by which the Claimants agreed to terminate all of their rights under the 2005 Agreement and release all claims. Accordingly, under the Agreement, the 2005 Agreement and all rights of the Claimants thereunder, including the right to receive 7.5% of proceeds from the sale or license of the Company’s cervical cancer technology, were canceled. In exchange, the Company agreed to issue warrants to the Claimants to purchase an aggregate of 2.6 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrants”), to pay certain royalties related to the sale of disposables in conjunction with the Company’s cervical cancer detection technology and to make certain additional payments related to non-ordinary course asset sales or a sale of the Company by merger, with such royalties and related payments subject to certain “caps” limiting their amounts.

The Warrants were issued in September 2011, are immediately exercisable and will expire on March 1, 2013. The shares underlying the Warrants are subject to a Registration Rights Agreement, dated August 30, 2011 (the “Registration Rights Agreement”), which obligates the Company, within 60 days, to register the shares issuable upon exercise of the Warrants for resale by the Claimants under the Securities Act of 1933, as amended. The royalties payable pursuant to the Agreement to the Claimants consist of a 2% royalty on gross revenues generated from the sale of disposables (only) used in conjunction with the Company’s cervical cancer detection technology. The cumulative royalty payable is capped at $7.2 million, and may not, together with the additional payments due in conjunction with certain non-ordinary course disposition of assets or a merger of the Company, exceed $12 million. The royalties are payable until the earlier of the sale of the Company by merger and the sale or exclusive license of all or substantially all of the Company’s cervical cancer detection technology. The Agreement further provides that, in the event of one or more non-ordinary course asset sales by the Company, or a sale of the Company by merger, the Claimants will be entitled to an aggregate of 3% of the proceeds therefrom (net of any direct and customary transaction expenses), provided that the aggregate payment due under this provision is capped at the lesser of $9.5 million and the amount by which $12.0 million exceeds the cumulative amount of all payments previously paid to the Claimants in royalties or by reason of prior non-ordinary course asset sales.

F-6

As of September 30, 2011, the Company had issued the 2.6 million warrants and recorded approximately $2.3 million of warrant expenses relating to the settlement. These warrants are included in other current liabilities on the balance sheet.

Financial Instruments

As required by ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At September 30, 2011, the fair value of our liabilities that were accounted for at fair value on a recurring basis was approximately $2,250,215.

Fair Value Measurements

ASC 820-10 classifies the inputs used to measure fair value into the following hierarchy:

Level	1 – Unadjusted Hquoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level	2 - Quoted prices iHn markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

Level	3 - Prices or valuaHtion techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of the liabilities for net cash warrants were determined on the issuance date, based upon the average of the bid and ask price of the common stock on the OTCQB quotation system on that date. These liabilities were determined to be Level 2 items.

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

5.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 100 million shares of common stock with $0.001 par value, 48,861,185 of which were outstanding as of September 30, 2011.

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

On the date of issuance, the warrants were recorded at their fair value as determined using the Black-Scholes valuation model. The Company issued the warrants for the purpose of inducing reclassification of the series A preferred stock. The consideration expense associated with the warrants was treated as a preferred dividend. The dividend, which is the excess of (1) the fair value of all securities and other consideration (the warrants and common stock) transferred by the Company to the holders of the series A preferred stock over (2) the fair value of securities issuable pursuant to the original conversion terms (the common stock), has been subtracted from net income to arrive at net income available to common stockholders in the calculation of earnings per share in the first quarter of 2010. Since the series A preferred stockholders received the same number of shares of common stock in the reclassification into which the series A preferred stock were contractually convertible, the excess value was attributed solely to the warrants.

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

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 3,014,552 shares remained available at September 30, 2011 and 5,240,667 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of September 30, 2011.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been issued under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	855,500	$ 0.25	5.15	830,500	$ 0.25
$ 0.30 - $ 0.33	2,158,500	$ 0.32	6.78	2,123,979	$ 0.32
$ 0.34 - $ 1.00	1,877,667	$ 0.62	8.37	1,225,959	$ 0.46
$ 1.10 - $ 4.46	284,000	$ 1.37	7.65	83,416	$ 1.46
$ 5.00 - $ 9.00	65,000	$ 5.25	0.40	65,000	$ 5.25
Total	5,240,667	$ 0.53	7.05	4,328,854	$ 0.44

Warrants

The Company has the following shares reserved for the warrants outstanding as of September 30, 2011:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
28,897,934	(1)	$0.65	03/01/2013
121,980	(2)	$0.005	03/11/2013
377,16,1	(3)	$1.01	09/10/2015
2,560,000	(4)	$0.01	03/01/2013
31,957,075

(1)     Consists of outstanding warrants issued in connection with various financings, but amended or originally issued on February 26, 2010 to expire on March 1, 2013During the nine months ended September 30, 2011, 275,172 shares of warrants were exercised and 940,556 warrants were exercised since February 26, 2010.

(2)     Consists of warrants to purchase common stock at a purchase price of $0.005 per share, issued in conjunction with a consulting agreement entered into on August 26, 2009. These warrants were issued to expire on March 1, 2013.

(3)     Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.

(4)     Consists of warrants to purchase common stock at a purchase price of $0.01 per share issued in conjunction with the settlement of a claim. (See Note 4)

In connection with a certain financing, which became due and payable as of January 30, 2004, and under an agreement dated February 6, 2004, the Company agreed to cause its subsidiary, InterScan, to issue to the lenders party to the agreement, warrants exercisable for the number of shares of common stock of InterScan equal to 5% of all shares of common stock of InterScan as of and after the issuance of InterScan securities in an InterScan financing, as defined in the agreement.  The exercise price per share of common stock of InterScan will equal 5% of the per share purchase price paid by the purchasers in such InterScan financing.  As of September 30, 2011, no such InterScan financing had occurred.

6.     LOSS PER COMMON SHARE

Basic and diluted net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Short Term Debt

The Company has a straight-line amortizing bank loan with a principal and interest payment of $2,220 per month. The loan originated on April 1, 2010 as a thirty-six month, 7.5 percent loan. As of September 30, 2011, a balance of approximately $36,000 was outstanding, approximately $25,000 of which is classified as current loan payable and approximately $11,000 as long-term loan payable.

Notes Payable – Past Due

At September 30, 2011, the Company was past due on two short term notes totaling approximately $353,000 of principal and accrued interest.

8.     SUBSEQUENT EVENTS

On November 2, 2011 the U.S. Food and Drug Administration (FDA) informed the company that the agency is not planning a panel review to render a decision on the Premarket Approval (PMA) application of the LuViva™ Advanced Cervical Scan. The FDA acknowledged that it had previously stated that there would be a panel review, but, in a conference call with the company, said that after further review of the PMA application a review by an outside panel of experts was not needed. According to the FDA, this decision does not affect the likelihood of approval or disapproval and the PMA review is continuing. The reasons given by FDA for not requiring a panel meeting were: that the agency staff believed they understood LuViva’s technology, that they understood the clinical application and had reviewed similar devices in the past.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are “forward-looking statements” (as defined by Section 21E of the Securities Exchange Act of 1934). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" below and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2011, we have an accumulated deficit of about $82.3 million.

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

If sufficient capital cannot be raised at some point in the first quarter of 2012, we might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection. As of the date hereof, this effort is on-going. These factors raise substantial doubts about our ability to continue as a going concern. Additional debt or equity financing will be required for us to continue our business activities. If additional funds do not become available, we have plans to curtail operations by reducing discretionary spending and staffing levels. If funds are not obtained, we will have to curtail our operations and attempt to operate by only pursuing activities for which we have external financial support, such as pursuant to our agreements with Konica Minolta and through additional NCI or other grant funding, including matching-grant funding, if available.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that we will be able to raise additional funds on acceptable terms, or at all.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue: Net revenue increased to $1.0 million for the three months ended September 30, 2011, from $676,000 for the same period in 2010. Net revenue was higher for the three months ended September 30, 2011 than the comparable period in 2010, due to the increase in revenue from contracts relating to our cervical cancer detection technology and the Biofield co-development agreement.

Research and Development Expenses: Research and development expenses increased to approximately $709,000 for the three months ended September 30, 2011, compared to $509,000 for the same period in 2010. The increase, of approximately $200,000, was primarily due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $80,000 during the three months ended 30, 2011, compared to $21,000 for the same period in 2010. The increase, of approximately $59,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses: General and administrative expenses increased to approximately $2.9 million during the three months ended September 30, 2011, compared to $751,000 for the same period in 2010. The increase of approximately $2.1 million, or 283.6%, is primarily related to 2.6 million warrants issued in connection with settlement of a claim; as well as a decrease in operating activities during the three months ended September 30, 2011.

Other Income: Other income was approximately $9,000 for the three months ended September 30, 2011. There was no other income for the same period in 2010. Other income for the three months ended September 30, 2011 was associated with a seconded employee from Konica Minolta.

Interest Expense: Interest expense decreased to approximately $21,000 for the three months ended September 30, 2011, as compared to expense of approximately $30,000 for the same period in 2010. The decrease is primarily due to the February 26, 2010 conversion of indebtedness into common stock (see Note 5 to the financial statements accompanying this report), as well as a decrease in interest expense on lower loan balances for the three months ended September 30, 2011.

Net loss was approximately $2.7 million for the three months ended September 30, 2011, compared to a net loss of approximately $635,000, for the same period in 2010.

Net loss attributable to common stockholders was $2.7 million during the three months ended September 30, 2011, as compared to net loss attributable to common stockholders of $635,000 during the three months ended September 30, 2010.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue:  Net revenue was approximately $2.7 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Research and Development Expenses:  Research and development expenses increased to approximately $2.0 million for the nine months ended September 30, 2011, compared to $1.4 million for the same period in 2010.  The increase, of approximately $615,000, is due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $200,000 during the nine months ended September 30, 2011, compared to $99,000 for the same period in 2010. The increase, of approximately $101,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $4.3 million during the nine months ended September 30, 2011, compared to approximately $2.0 million for the same period in 2010.  The increase of approximately $2.3 million, or 114.3%, is primarily related to 2.6 million warrants issued in connection with settlement of a claim; as well as a slight increase in operating activities related to an increase in professional fees, related to our products under development during the nine months ended September 30, 2011.

Other Income: Other income was approximately $53,000 for the nine months ended September 30, 2011. There was no other income for the same period in 2010. Other income for the nine months ended September 30, 2011 was associated with a seconded employee from Konica Minolta, as well as other miscellaneous income.

Interest Expense:   Interest expense decreased to approximately $62,000 for the nine months ended September 30, 2011, as compared to approximately $1.3 million for the same period in 2010.  The decrease is primarily due to the February 26, 2010 conversion of indebtness into common stock (see Note 5 to the financial statements accompanying this report), for the nine months ended September 30, 2011.

Net loss was approximately $3.9 million during the nine months ended September 30, 2011, compared to $2.6 million for the same period in 2010, for the reasons outlined above.

Net loss attributable to stockholders was approximately $3.9 million during the nine months ended September 30, 2011, compared to a net loss attributable to stockholders of approximately $4.3 million during the nine months ended September 30, 2010. Net loss attributable to stockholders in 2010 included a $1.7 million deemed dividends on the Company’s Series A preferred stock. The series A preferred stock was reclassified into common stock and warrants to purchase common stock in February 2010 (see Note 5 to the financial statements accompanying this report).

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of debt and private and public sales of our equity securities, as well as agreements with collaborative partners and grants.  At September 30, 2011, we had approximately $1.1 million in cash and a negative working capital of approximately $1.4 million.

Our major cash flows in the nine months ended September 30, 2011, consisted of cash out-flows of approximately $1.8 million  from operations (including approximately $3.9 million of net loss) and cash utilized in investing activities of approximately $448,000, offset in part by cash provided by financing activities of approximately $72,000 due to proceeds received from conversion of options and warrants into common stock, offset in parts by conversion of accounts payable into common stock and payments on notes payables.

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

On May 3, 2011, we received an initial payment of $250,000 from Biofield Corporation in connection with our June 2010 agreement for re-engineering and manufacture of a new breast-cancer diagnostic system.  Under the agreement, Biofield will pay us between $400,000 and $500,000, in incremental sums over the course of the contract, to develop such a device. We are deferring revenue received from the contract and amortizing it on straight-line basis over the next twelve months. As at November 11, 2011, Biofield is past due on the payment.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2012. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30,2011.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2011 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed September 2, 2011).
10.1	Agreement and Release, dated August 30, 2011, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed September 2, 2011).
10.2	Registration Rights Agreement, dated August 30, 2011, by and among the Company and certain of its stockholders (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed September 2, 2011).
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 14, 2011

