Form 10-K
period 2011-12-31
GUIDED THERAPEUTICS INC
filed 2012-03-28
CIK 924515

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $35,185,179 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sales price of the registrant’s Common Stock of $0.96, reported for such date by the OTC Bulletin Board.

As of March 6, 2012, the registrant had outstanding 52,433,877 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

TABLE OF CONTENTS

PART I		4

Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17

PART II		18

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accounts on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	43

PART III		44

Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions and Director Independence	51
Item 14.	Principal Accountant Fees and Services	51

PART IV		52

Item 15.	Exhibits and Financial Statement Schedules	52

SIGNATURES		53

PART I

ITEM 1.  BUSINESS

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our LuViva™ non-invasive cervical cancer detection device and extension of our cancer detection technology into other cancers, especially lung and esophageal. Our technology, including products in research and development, primarily relate to biophotonics technology for the non-invasive detection of cancers, including cervical cancer.

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our majority owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Non-Invasive Cervical Cancer Detection

We believe our LuViva cervical cancer detection device will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe LuViva can improve patient well-being and reduce healthcare costs, since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care.  We completed enrollment in our U.S. Food and Drug Administration (“FDA”) pivotal trial of LuViva in 2008 and on November 18, 2010, the FDA accepted our completed premarket approval (“PMA”) application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 12, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. Assuming we receive FDA approval in 2012, we currently anticipate an early 2013 product launch, but cannot be assured we will be able to launch on that timetable, or at all.

Other Cancers

We believe our non-invasive cervical cancer detection technology can be applied to other cancers as well.  To that end, we are working with Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”) to adapt our cervical cancer detection technology for detection of lung cancer and esophageal cancer (see “—Lung and Esophageal Cancer Detection —Konica Minolta”).

Our Business Strategy

Our mission is to build a profitable business that develops and commercializes medical products that improve people’s lives and increases stockholder value. To achieve this mission, we have completed the FDA pivotal trial for our LuViva non-invasive cervical cancer diagnostic device, filed our PMA application with the FDA, sought an independent panel review of our PMA application, and have begun to raise capital for the development and launch of the device. Development of our cervical cancer diagnostic technology has been financed to date through a combination of government grants, strategic partners and direct investment. Bringing LuViva to market is the main focus of our business. In order to adequately finance the completion of the FDA review process, complete product development, and prepare for marketing of LuViva, additional capital will be needed; however, we cannot be assured of the availability of adequate capital (see Item 1A. “Risk Factors”).

We believe that our technology, as developed for cervical cancer detection, can be modified and then applied to other cancers. Because development of our technology for additional cancers is costly and resource intensive, we sought a strategic partner to help defray costs and otherwise assist in the expansion of our cancer detection technology into other cancers. This has resulted in a series of six-month and one-year exclusive negotiation and feasibility study agreements, as well as an agreement to develop a prototype device specifically for esophageal cancer detection, with Konica Minolta, the most recent of which is a one-year development agreement for extending our technology into the areas of lung and esophageal cancer. This agreement expires on April 30, 2012, but we expect it will be extended for an additional year, after which both parties will consider executing a long-term license and marketing agreement (see “—Lung and Esophageal Cancer Detection —Konica Minolta”).

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

Cervical Cancer

Cervical cancer is a cancer that begins in the lining of the cervix (which is located in the lower part of the uterus). Cervical cancer forms over time and may spread to other parts of the body if left untreated. There is generally a gradual change from a normal cervix to a cervix with precancerous cells to cervical cancer. For some women, precancerous changes may go away without any treatment. While the majority of precancerous changes in the cervix do not advance to cancer, if precancers are treated, the risk that they will become cancers can be greatly reduced. The Pap smear screening test, or Pap test, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening.

Cervical Cancer Market

The American Cancer Society estimates that in 2012, about 12,170 cases of invasive cervical cancer will be diagnosed and about 4,220 women will die from cervical cancer in the United States. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 470,000 new cases reported each year.

We believe that our major market opportunities related to cervical cancer are in diagnosis and screening. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the United States has declined dramatically, due mainly to the increased use of the Pap test. However, over the last five years, the incidents have been increasing.  Moreover, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for Health Care Policy and Research published in 1999 showed Pap test performance ranging from a sensitivity of 22% and specificity of 78% to sensitivity of 95% and specificity of 10%. About 60 million Pap tests are given annually in the United States. The average price of a Pap test in the United States is about $26. New technologies improving the sensitivity and specificity of the Pap test have recently been introduced and are finding acceptance in the marketplace.

After screening for cervical cancer by use of a Pap test, if necessary, a visual examination of the cervix using a colposcope is usually followed by a biopsy, or tissue sampling at one or more locations. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the United States and Europe. In 2003, the average cost of a stand-alone colposcope examination in the United States was $185 and the average cost of a colposcopy with biopsy was $277.

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

Our Non-invasive Cervical Cancer Product

LuViva is a non-invasive cervical cancer detection product. The product is based on our proprietary biophotonic technology. The device is expected to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to indicate the likelihood of cervical cancer or precancers and/or to produce a map or image of diseased tissue. This test, unlike the Pap test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis.  Our system also could allow doctors to make intelligent choices in triaging patients for biopsy or treatment and potentially for selecting biopsy sites that could be expanded for use in assisting in the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also expected to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch LuViva first in the developed countries of Europe, while continuing steps to procure FDA approval in the United States.

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

In September 2006, we announced that the National Cancer Institute (“NCI”) awarded a fifth grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology.  This grant was used to further the ongoing FDA pivotal clinical trial.  In 2006 and 2007, we received approximately $523,000 and $398,000, respectively, of NCI grant funds. On October 5, 2009, we were awarded a $2.5 million matching grant by the NCI to bring to market and expand the array features for LuViva. The award provided resources to complete the regulatory process and begin manufacturing ramp up for LuViva and a single-patient-use disposable patient interface for the device and will be received over a period of three years. Under the award, we recorded revenue of approximately $912,000 in 2011 and approximately $741,000 in 2010. We are eligible to receive a maximum of $250,000 in 2012.

On February 23, 2012, we announced that we had successfully completed an audit of our quality system and were recertified under ISO 13485:2003.  This designation means that we are eligible to issue a conformity mark (“CE mark”) for LuViva once development is complete.  The CE mark is necessary to sell LuViva in the European Union and other markets. On October 4, 2011, we announced that LuViva was selected for inclusion in a review of new technologies by the United Kingdom’s NICE program. On December 14, 2011, we announced that Health Canada granted marketing approval for the device.

We completed enrollment in our FDA pivotal trial in 2008 and on November 18, 2010, the FDA accepted our completed PMA application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 12, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. Assuming we receive FDA approval in 2012, we currently anticipate an early 2013 product launch, but cannot be assured we will be able to launch on that timetable, or at all.

Sales or leases of LuViva are expected to include a single-patient-use disposable patient interface. We expect the device itself to be priced at less than $20,000, with the disposable interface priced around $30 to $40. Profit margins on the device could be approximately 90%. In the United States, we plan on increasing our 10-person sales force, which will initially focus on early adopters in the larger population centers. Internationally, we plan on contracting with country-specific or regional distributors. We believe that the international market will be larger than the U.S. market. We have been in contact with more than 100 potential distributors and expect to announce agreements over the next several months.

The market for cervical cancer screening is currently dominated by lab-based cytological screening of samples obtained from patients. The market for primary screening is dominated by Hologic, Inc., which markets the Thin Prep Pap test and Qiagen, Inc., which markets another method of cervical cancer screening, HPV detection. Qiagen is attempting to gain permission to use its device for primary screening. The Qiagen HPV test is already approved for use as a follow-up to ambiguous Pap test results and as an adjunct to the Pap test for screening women aged 30 and over. We have conducted marketing research related to the cervical cancer market and the impact of the growth of the lab-based cytological screening products. We are reviewing the impact of the changing competitive landscape related to our product development pace and our initial and potential positioning. We will have to demonstrate clinical and commercial effectiveness to be able to change current medical practice behavior and capture market share and cannot be sure that we will be able to do so.

Lung and Esophageal Cancer Detection

According to the World Health Organization, there are 1.2 million cases of lung cancer diagnosed each year worldwide, with at least half of these resulting in death.  In the United States, lung cancer is the leading cause of death due to cancer, with 221,130 new cases and more than 156,940 deaths annually, according to the NCI’s 2011 estimates.  Lung cancer is also a serious health issue in other parts of the world where cigarette smoking is endemic (Japan, for example, with more than 63,000 deaths annually).  Despite this enormous and tragic toll, no effective method of early screening has been able to improve upon these rates.  Historically, chest x-rays have been employed, but typically these identify later stage cancers, which are difficult to cure.  Sputum tests to identify cancer markers in at-risk individuals have not been widely adopted and CT or other scanning technology is likely to be too expensive in the foreseeable future for screening or widespread use. Once a mass has been identified, usually by chest x-ray or physical symptoms such as bloody sputum, a bronchoscopy with biopsy and histopathological diagnosis of the mass is performed.

Worldwide, new cases of esophageal cancer are estimated at 410,000, with more than 16,980 new cases and 14,710 deaths in the United States alone, according to the NCI’s 2011 estimates.  In Japan, esophageal cancer is responsible for 11,300 deaths annually.  A precursor to esophageal cancer is a condition known as Barrett’s esophagus, which is caused by excessive acid reflux.  Patients with this condition may be subjected to repeated and sometimes poorly directed biopies of areas of the esophagus thought to contain cancerous or preceancerous (neoplastic) cells.  Because there may be several areas of suspicion, the clinical challenge is to try to identify those areas of the esophagus with greatest likelihood of neoplastic change.  Endoscopic techniques, using regular white light, have only limited ability to accomplish this and defensively-minded practitioners often resort to multiple biopsies that are expensive and painful in order to increase the odds of finding disease.

Since the processes associated with cancer development show similarities between cervical cancer and other cancers, we believe our technology, if integrated with an endoscopic system, may have the potential to more accurately, or in an earlier state, detect lung and esophageal cancers and precancers.  To that end, we are working with Konica Minolta to adapt our cervical cancer detection technology for detection of lung cancer and esophageal cancer (see “—Konica Minolta”).  However, we are only in the early stages of clinical trials to evaluate this potential. We recently announced that we had received Institutional Review Board approval for testing the technology in humans and were granted a non-significant risk designation for the device. We have two clinics in the Atlanta, Georgia metropolitan area where we have been conducting a small scale study. The goal of the study is to establish feasibility of the product design and clinical implementation. As part of our feasibility study, qualified subjects underwent a standard EGD (Esophago Gastro Duodenoscopy) procedure and measurements with our device. Biopsy samples were taken in accordance with the standard of care. As of the date of this report we have completed this feasibility study.

Konica Minolta

Since April 2008, we have worked with Konica Minolta to explore the feasibility of adapting our microporation and biophotonic cancer detection technologies to other areas of medicine and to determine potential markets for these products in anticipation of a development agreement.

On April 28, 2009, we signed a one-year exclusive negotiation and development agreement of optimization of our microporation system for manufacturing, regulatory approval, commercialization and clinical utility with Konica Minolta. In April 2010 and again in May 2011, we renewed the agreement for additional one-year terms. For the 2010 and 2011 Agreements, the licensed technology was changed from our microporation technology to our biophotonic cancer detection technology.  Based on discussions with Konica Minolta, we currently expect that the agreement will be extended for an additional year. We received approximately $750,000 in 2011 from Konica Minolta under this option to license agreements and expect to receive a total of $700,000 in 2012. In return for these payments, Konica Minolta retains an option to license our intellectual property for one year for both esophageal and lung cancer detection.

On January 28, 2010, we entered into another agreement with Konica Minolta for development of our biophotonic platform specific to the detection of esophageal cancer.  In this agreement, we are providing Konica Minolta with technical, regulatory and clinical development of our biophotonic platform device for esophageal cancer detection.  In March 2011, we extended this agreement for an additional year, effective May 1, 2011.  Based on discussions with Konica Minolta, we currently expect that the agreement will be extended for an additional year. We received approximately $1.72 million in 2011 from Konica Minolta under these development agreements and expect to receive a total of $2.2 million for the third year of development (May 1, 2012 to April 30, 2013).  While at this time our expectation is that our agreements with Konica Minolta will be extended for an additional year, the contracts have yet to be signed and there is no certainty that they will be.

 Research, Development and Engineering

To date, we have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technologies, as well as our since-discontinued glucose monitoring, diabetes detection, infant jaundice products. From inception to December 31, 2011, we incurred about $55.2 million in research and development expenses, net of about $21.6 million reimbursed through collaborative arrangements. Research and development costs were about $2.8 million and $1.8 million in 2011 and 2010, respectively.

Since 2008, we have focused our research and development and our engineering resources almost exclusively on development of our cervical cancer detection technology, with only limited support of other programs funded through government contracts or third party funding, such as Konica Minolta.  Because we have not yet launched commercial versions of our technology, only prototypes of our cervical cancer detection product have been tested. Because our research and clinical development programs for other cancers are at a very early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our cancer detection products can be produced.

Several of the components used in our product or planned products are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products.

Manufacturing, Sales Marketing and Distribution

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. We will need to develop additional expertise in order to successfully manufacture, market and distribute any future products.

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products.  As of December 31, 2011, we have 21 granted U.S. patents relating to our cancer technology and two pending U.S. patent applications.

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

Current cervical cancer screening systems, primarily the Pap test and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as MediSpectra, Inc. (since acquired by Spectrascience, Inc.).  MediSpectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers. The limited approval limits use of the MediSpectra device only after a colposcopy, as an adjunct. We will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage.

In June 2006, the FDA approved the HPV vaccine Gardasil from drug maker Merck & Co., Inc. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap tests. On October 16, 2009, GlaxoSmithKline PLC was granted approval in the United States for a similar preventive HPV vaccine, known as Cervarix.

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

An adverse determination or a request for additional information could delay the market introduction of new products that fall into this category, such as LuViva, which could have a material adverse effect on our business, financial condition and results of operations. For LuViva any of our future products that have to be cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new 510(k) premarket notification or approval of a PMA application. Any modified device for which a new 510(k) premarket notification is required cannot be distributed until 510(k) clearance is obtained. We may not be able to obtain 510(k) clearance in a timely manner, if at all, for LuViva or any future devices or modifications to LuViva or such devices for which we may submit a 510(k).

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

The PMA application review process can be expensive, uncertain and lengthy. A number of devices for which a premarket approval has been sought have never been approved for marketing. The FDA may also determine that additional clinical trials are necessary, in which case the premarket approval may be significantly delayed while trials are conducted and data is submitted in an amendment to the PMA application. Modifications to the design, labeling or manufacturing process of a device that has received premarket approval may require the FDA to approve supplements or new applications. Supplements to a PMA application often require the submission of additional information of the same type required for an initial premarket approval, to support the proposed change from the product covered by the original application. The FDA generally does not call for an advisory panel review for PMA supplements, though applicants may request one. If any PMAs are required for our products, we may not be able to meet the FDA’s requirements or we may not receive any necessary approvals. Failure to comply with regulatory requirements or to receive any necessary approvals would have a material adverse effect on our business, financial condition and results of operations.

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

Employees and Consultants

As of December 31, 2011, we had 35 regular employees and consulting or other contract arrangements with four additional persons to provide services to us on a full- or part-time basis. Of the 39 people employed or engaged by us, 21 are engaged in research and development activities, four are engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, five are engaged in manufacturing and development, and eight are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Although we will be required to raise additional funds by the fourth quarter of 2012, there is no assurance that such funds can be raised on terms that we would find acceptable, or at all.

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

Our independent registered public accountants’ report on our financial statements as of December 31, 2011, indicates that there is substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an  accumulated deficit of $85.0 million at December 31, 2011, summarized as follows:

Accumulated deficit from inception to fiscal year ended 2009	$73.9 million

Net Loss for fiscal year 2010, ended 12/31/2010	$ 4.5 million

Accumulated deficit at fiscal year ended 12/31/2010	$78.4 million

Net Loss for fiscal year 2011, ended 12/31/2011	$ 6.6 million

Accumulated deficit, from inception to 12/31/2011	$85.0 million

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

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically financed our operations though the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. We believe funds on hand as of date of this report, along with funds from government contracts and grants, and our collaborative arrangement with Konica Minolta, will be sufficient to support planned operations through the first quarter of 2013, but will not be sufficient to fund our planned operations to the point of commercial introduction of our LuViva cervical cancer detection device. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Further, financing our operations through the public or private sale of debt or equity may involve restrictive covenants or other provisions that could limit how we conduct our business or financing our operations. Financing our operations through collaborative arrangements generally means that the obligations of the collaborative partner to fund our expenditures are largely discretionary and depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or the collaborative partner may not continue to fund our expenditures.

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $85.0 million at December 31, 2011.

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

In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We cannot be sure that:

●	we, or any collaborative partner, will make timely filings with the FDA;
●	the FDA will act favorably or quickly on these submissions;
●	we will not be required to submit additional information or perform additional clinical studies; or
●	other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must obtain and maintain ISO 13485:2003 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

As of December 31, 2011, we have been issued, or have rights to, 21 U.S. patents (including those under license).  In addition, we have filed for, or have rights to, two U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment.  Bringing this product to market is the main focus of our business.  In order to complete product development and prepare for marketing of the cervical cancer detection product, additional capital will be needed. We need to complete the FDA filing process for our cervical cancer diagnostic product and obtain capital investment for product development and launch.

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

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. Only our President and Chief Executive Officer and our Vice President of Engineering have employment contracts with us, and none of our employees are covered by key person or similar insurance. In addition, if we are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

We are significantly influenced by our directors, executive officers and their affiliated entities.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 29.97% of our outstanding common stock as of December 31, 2011. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are dually listed on the OTCBB and the OTCQB. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

●	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume; and
●
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

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

FORWARD LOOKING STATEMENTS

Statements in this report, which express “belief,” “anticipation” or “expectation,” as well as other statements that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those identified in the foregoing “Risk Factors” and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

●	access to sufficient debt or equity capital to meet our operating and financial needs;
●	the effectiveness and ultimate market acceptance of our products;
●	whether our products in development will prove safe, feasible and effective;
●	whether and when we or any potential strategic partners will obtain approval from the FDA and corresponding foreign agencies;
●	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
●	the lack of immediate alternate sources of supply for some critical components of our products;
●	our patent and intellectual property position;
●	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
●	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
●	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

ITEM 2.  PROPERTIES

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located at 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092, where we lease approximately 23,000 square feet under a lease that expires in June 2017.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to claims and legal actions that arise in the ordinary course of business.  However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at March 6, 2012 was 171.

The high and low sales prices for the calendar years 2011 and 2010, as reported by the OTCBB, are as follows:

	2011		2010
	HIGH	LOW	HIGH	LOW
First Quarter	$1.46	$0.77	$1.43	$0.72
Second Quarter	$1.07	$0.85	$1.00	$0.68
Third Quarter	$1.00	$0.74	$0.90	$0.77
Fourth Quarter	$1.52	$0.69	$0.89	$0.73

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

Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,862,167	$0.70	1,393,052
Equity compensation plans not approved by security holders	-	-	-
TOTAL	6,862,167	$0.70	1,393,052

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our LuViva non-invasive cervical cancer detection device and extension of our cancer detection technology into other cancers, especially lung and esophageal. Our technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers, including cervical cancer.

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our majority owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants.

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2011, we have an accumulated deficit of about $85.0 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2012 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited.  In 2011 and 2010, the majority of our revenues were from private sales of our common stock, grants from the NCI and our collaborative arrangements with Konica Minolta.  We expect that the majority of our revenue in 2012 will be derived from similar sources.

Recent Developments

As of March 6, 2012, we have received a total of $1.3 million from the exercise of outstanding warrants issued in February 2010 to purchase an aggregate of 1.8 million shares of our common stock.

On February 23, 2012, we announced that we had successfully completed an annual audit of our quality system necessary to maintain our ISO 13485 certification, a requirement to secure the CE Mark for sale of LuViva in the European Union.

On January 31, 2012, we announced that we had signed a definitive agreement granting CAN-med Healthcare exclusive distribution rights for LuViva in Canada. The agreement is for three years and initial shipments are currently anticipated in the second quarter of 2012, with a formal launch expected to begin shortly thereafter. LuViva received Health Canada marketing approval in December 2011 under its former name, LightTouch.

On January 20, 2012, we announced that we plan to seek an independent panel review of our PMA application for LuViva from the FDA, after receiving a “not-approvable” letter from the agency. Meanwhile, we plan to work with FDA to address the outstanding issues so that they can be successfully resolved. We also announced plans to move forward with international sales of LuViva and imminently file for CE mark approval.

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

Revenue Recognition:  We recognize revenue from contracts on a straight line basis, over the terms of the contract. We recognize revenue from grants based on the grant agreement, at the time the expenses are incurred.  Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers.

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

Results of Operations

Comparison of 2011 and 2010

General: Net loss attributable to common stockholders decreased to approximately $6.6 million or $0.14 per share in 2011, from $4.5 million or $0.12 per share in 2010.

Revenue from Grants and other Agreements: Total revenues increased to approximately $3.6 million in 2011, from $3.4 million in 2010. During the years ended December 31, 2011 and 2010, we recorded revenue of approximately $912,000 and $741,000 from the NCI grant, respectively. In 2011, approximately $2.3 million of revenue was recorded in connection with our agreements with Konica Minolta, compared to approximately $1.4 million for the same period in 2010. There were no costs of sales associated with this revenue in 2011 and 2010.

Revenue, Cost of Sales and Gross Loss from Devices: Revenue from the sale of a demonstration (LuViva) device in 2011 was approximately $20,000, with related cost of sales of approximately $37,000; resulting in a loss of approximately $17,000 on the device. We did not have any sales of devices and, therefore, did not incur any cost of sale of devices in the year ended December 31, 2010.

Revenue Cost of Sales and Gross Loss from Disposables: Revenue from the sale of disposables used with the LuViva device in 2011 was approximately $5,000, with related cost of sales of approximately $42,000; and an allowance expense of approximately $64,000, resulting in a loss of approximately $81,000. We did not have any sales of disposables and, therefore, did not incur any cost of sale of disposables in the year ended December 31, 2010.

Claim Settlement: Claim settlement expense was approximately $3.6 million in 2011. We issued warrants to purchase approximately 2.6 million shares of our common stock in settlement of a claim during the year ended December 31, 2011. This was a one-time expense. There were no expenses for claim settlement in the year ended December 31, 2010.

Research and Development Expenses: Research and development expenses increased to approximately $2.8 million in 2011, compared to approximately $1.8 million in 2010, due to an increase in expenses associated with preparation for production of demonstration devices and new engineers hired in 2011.

Sales and Marketing Expenses: Sales and marketing expenses increased to approximately $287,000 in 2011, compared to approximately $131,000 in 2010, due to an increase in expenses associated with preparation for the marketing efforts for LuViva.

General and Administrative Expense: General and administrative expense increased to about $3.6 million in 2011, from about $3.0 million in 2010. The increase is primarily related to a write off of obsolete material of approximately $416,000 and an increase in the use of professionals to support our efforts in preparation for the production of demonstration devices.

Other Income: Other income was approximately $192,000 in 2011 compared to approximately $2,000 in 2010. The increase is primarily related to approximately $120,000 received from Konica Minolta as reimbursement for the costs of a Konica Minolta employee seconded to us as part of our collaboration arrangement with Konica Minolta, as well as approximately $60,000 gain on debt restructured in the year then ended.

Interest Expense: Interest expense decreased to approximately $80,000 for the year ended December 31, 2011, as compared to expenses of approximately $1.2 million for the same period in 2010. The decrease is primarily due to the February 26, 2010 conversion of indebtedness into common stock, as well as a decrease in 2011 interest expense on a smaller principle amount of outstanding indebtedness that resulted from the repayment of outstanding indebtedness in the prior year.

Liquidity and Capital Resources

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At December 31, 2011, we had cash of approximately $2.2 million and working capital of approximately $162,000.

Our major cash flows in the year ended December 31, 2011, consisted of cash out-flows of $2.7 million from operations, including approximately $6.6 million of net loss, cash outflow of $704,000 from investing activities and a net change from financing activities of $2.4 million, which primarily represents the proceeds received from a November 2011 private placement of our common stock and cash proceeds from excise of outstanding warrants and options.

On January 28, 2010, we entered into another agreement with Konica Minolta for development of our biophotonic platform specific to the detection of esophageal cancer.  In this agreement, we are providing Konica Minolta with technical, regulatory and clinical development of our biophotonic platform device for esophageal cancer detection.  In March 2011, we extended this agreement for an additional year, effective May 1, 2011.  Based on discussions with Konica Minolta, we currently expect that the agreement will be extended for an additional year. We received approximately $1.72 million in 2011 from Konica Minolta under these development agreements and expect to receive a total of $2.2 million for the third year of development (May 1, 2012 to April 30, 2013).  While at this time our expectation is that our agreements with Konica Minolta will be extended for an additional year, the contracts have yet to be signed and there is no certainty that they will be.

On February 26, 2010, we amended our certificate of incorporation to reclassify our series A convertible preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A convertible preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  Upon this reclassification, the $9.1 million in our then-outstanding 13% senior secured convertible notes and accrued interest were automatically converted into 14 million shares of our common stock.

In April 2010 and again in May 2011, we renewed the agreement for additional one-year terms. For the 2010 and 2011 Agreements, the licensed technology was changed from our microporation technology to our biophotonic cancer detection technology.  Based on discussions with Konica Minolta, we currently expect that the agreement will be extended for an additional year. We received approximately $750,000 in 2011 from Konica Minolta under this option to license agreements and expect to receive a total of $700,000 in 2012. In return for these payments, Konica Minolta retains an option to license our intellectual property for one year for both esophageal and lung cancer detection.

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

On November 21, 2011, we completed a private placement of 2,056,436 shares of common stock at a purchase price of $0.84 per share, pursuant to which we raised approximately $1.7 million.  For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 285,186 shares) at an exercise price of $1.05 per share. The warrants have a five-year term.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements in addition to these sources. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2013. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans using certain assets as collateral.

Substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Guided Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY LLP
Sterling Heights, Michigan
March 28, 2012

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(In Thousands)

ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$2,200	$3,268
Accounts receivable, net of allowance for doubtful accounts of $20 and $38 at December 31, 2011 and 2010, respectively	117	85
Inventory, net of reserves of $64 and $0 at December 31, 2011 and 2010, respectively	520	-
Other current assets	54	30
Total current assets	2,891	3,383

Property and equipment, net	1,033	37
Capitalized cost of internally developed software for internal use	-	299
Other assets	386	200
Total noncurrent assets	1,419	536

TOTAL ASSETS	$4,310	$3,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term notes payable	$30	$25
Current portion of long term debt	25	-
Notes payable – past due	362	614
Accounts payable	1,102	915
Accrued liabilities	757	885
Deferred revenue	453	332
Total current liabilities	2,729	2,771
Long-term loan payable, less current portion	4	31

TOTAL LIABILITIES	2,733	2,802

COMMITMENTS & CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.001 par value; 100,000 shares authorized, 52,211 and 47,299 shares issued and outstanding as of December 31, 2011 and 2010, respectively	52	47
Additional paid-in capital	86,614	79,515
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(85,089)	(78,445)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	1,473	1,013

Non-controlling interest	104	104
TOTAL STOCKHOLDERS’ EQUITY	1,577	1,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,310	$3,919

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except Per Share Data)

	2011	2010
REVENUE:
Contract and grant revenue	$3,597	$3,364

Sales – Devices and Disposables	25	-
Cost of goods sold	106	-
Gross loss	(81)	-

OPERATING EXPENSES:
Claim settlement	3,622	-
Research and development	2,779	1,805
Sales and marketing	287	131
General and administrative	3,584	3,049
Total Costs and Expenses	10,272	4,985

Operating loss	(6,756)	(1,621)

OTHER INCOME	192	2

INTEREST EXPENSE	(80)	(1,227)

LOSS FROM OPERATIONS	(6,644)	(2,846)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(6,644)	(2,846)

PREFERRED STOCK DIVIDENDS	-	(1,700)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,644)	$(4,546)

BASIC AND DILUTED NET LOSS PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.14)	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING	48,868	38,596

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	TOTAL
BALANCE, January 1, 2010	243	$1,962	19,915	$20	$61,642	$(104)	$(75,599)	$104	$(11,975)
Conversion of convertible notes into common stock	-	-	14,528	14	9,319	-	-	-	9,333
Conversion of preferred stock and accrued dividends into common stock	(243)	(1,962)	8,084	8	3,778	-	-	-	1,824
Issuance of common stock	-	-	3,772	4	3,051	-	-	-	3,055
Exercise of warrants/options	-	-	899	1	477	-	-	-	478
Conversion of accrued compensation into common stock	-	-	101	-	90	-	-	-	90
Stock-based compensation expense	-	-	-	-	1,158	-	-	-	1,158
Net Loss	-	-	-	-	-	-	(2,846)	-	(2,846)
BALANCE, December 31, 2010	-	$-	47,299	$47	$79,515	$(104)	$(78,445)	$104	$1,117
Issuance of warrants for claim settlement	-	-	-	-	3,622	-	-	-	3,622
Issuance of common stock	-	-	2,090	2	1,765	-	-	-	1,767
Exercise of warrants/options	-	-	2,609	3	815	-	-	-	818
Conversion of debts into common stock	-	-	34	-	27	-	-	-	27
Stock-based compensation expense	-	-	179	-	870	-	-	-	870
Net Loss	-	-	-	-	-	-	(6,644)	-	(6,644)
BALANCE, December 31, 2011	-	$-	52,211	$52	$86,614	$(104)	$(85,089)	$104	$1,577

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,644)	$(2,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	18	3
Depreciation	34	7
Amortization and accretion of deferred financing costs, notes and warrants	-	1,095
Issuance of warrants for legal settlement	3,622	-
Stock based compensation	870	1,158
Conversion of interest to principal	-	230
Changes in operating assets and liabilities:
Inventory	(520)	-
Accounts receivable	(50)	47
Other current assets	(24)	18
Accounts payable	187	(243)
Deferred revenue	121	82
Accrued liabilities	(168)	141
Other assets	(180)	(39)
Total adjustments	3,910	2,499

Net cash used in operating activities	(2,734)	(347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	(260)	(186)
Additions to fixed assets	(444)	(40)

Net cash used in investing activities	(704)	(226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,767	3,055
Proceeds from issuance of convertible notes payable to former debt holders - related parties	-	101
Payments made on notes payable	(215)	(23)
Proceeds from options and warrants exercised	818	478

Net cash provided by financing activities	2,370	3,574

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,068)	3,611

CASH AND CASH EQUIVALENTS, beginning of year	3,268	230

CASH AND CASH EQUIVALENTS, end of period	$2,200	$3,268

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$183	$253
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of preferred stock into common stock	$-	$1,962
Dividends payable in the form of preferred stock converted into common stock	$-	$1,824
Conversion of bridge notes payable into common stock	$-	$9,333
Conversion of accrued expenses into common stock	$27	$-
Conversion of interest to principal	$63	$-
Conversion of accrued compensation to debt	$-	$90
Deemed dividends in the form of warrants.	$-	$1,700

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC.  AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1. Organization, Background, and Basis of Presentation

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its majority owned subsidiary, InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”, is a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. The Company’s primary focus is the development of its LuViva™ non-invasive cervical cancer detection device and extension of its cancer detection technology into other cancers, especially lung and esophageal. The Company’s technology, including products in research and development, primarily relate to biophotonics technology for the non-invasive detection of cancers, including cervical cancer.

Basis of Presentation

All information and footnote disclosures included in financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2011, it had an accumulated deficit of approximately $85.0 million. Through December 31, 2011, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation by execution of multiyear contracts from Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt.

At December 31, 2011, the Company’s current assets exceeded current liabilities by approximately $158,000 and it had stockholders’ equity of approximately $1.5 million, primarily due to the November 21, 2011 private placement of $1.7 million.

As of December 31, 2011, the Company was past due on payments due under its notes payable in the amount of approximately $366,000. These notes are unsecured and management is working on a payment arrangement with the holders.

On February 26, 2010, the Company held a special meeting where the stockholders approved the amendment to the Company’s certificate of incorporation to reclassify the series A convertible preferred stock into common stock and warrants to purchase shares of common stock, and therefore the 13% senior secured convertible notes (the “2007 Notes”) were converted into an aggregate of 13,985,197 shares of common stock (see Note 7).

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

On November 21, 2011 the Company completed a private placement of 2,056,436 shares of common stock at a purchase price of $0.84 per share, pursuant to which it raised approximately $1.7 million.  For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 285,186 shares) at an exercise price of $1.05 per share. The warrants have a five-year term.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the fourth quarter of 2012, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta development agreement (see below) and additional NCI or other grant funding.  However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company anticipates receiving approximately $2.5 million from Konica Minolta in 2012, as well as new federal grants that could bring in an additional $750,000.  It also has warrants exercisable for approximately 31.4 million shares of its common stock outstanding, a substantial majority of which have an exercise price of $0.65 per share.  Through December 31, 2011, exercises of these warrants have generated approximately $936,000 and would generate a total of approximately $18.6 million in cash, assuming full exercise.  Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the first quarter of 2013.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2012, the Company currently anticipates an early 2013 product launch in the United States.  Product launch outside the United States is expected in the second half of 2012, but cannot be assured it will be able to launch on these timetables, or at all.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guided Therapeutics and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Equipment	$1,484	$1,426
Software	640	-
Furniture and fixtures	605	500
Leasehold Improvement	170	-
	2,899	1,926
Less accumulated depreciation	(1,866)	(1,889)
Total	$1,033	$37

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are expensed as incurred.  Such costs aggregated approximately $56,000 and $41,000 in 2011 and 2010, respectively.

Accounts Receivable

The majority of the Company’s accounts receivable in 2011 and 2010 were from NCI and Konica Minolta. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable.

Capitalized Costs of Internally Developed Software

Costs of internally developed software are capitalized during the development stage of the software. The cost will be transferred to property and equipment and will be depreciated over the expected life of the software which is estimated to be three years once the software becomes functional.

The Company has capitalized software costs of $640,000 from inception through the December 31, 2011.  These costs were transferred to property, plant, and equipment (PP&E) during 2011.  These costs are now being depreciated over 36 months. Additions of $260,000 were made prior to transferring capitalized software to PP&E for depreciation.

Other Assets

Other assets primarily consist of long term deposits for various tooling projects that are being constructed for the Company. At December 31, 2011 and 2010, such balances were approximately $386,000 and $200,000, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2011 and 2010 (in thousands):

	As of December 31,
	2011	2010
Accrued compensation	$463	$632
Accrued professional fees	126	143
Accrued rent	82	36
Other accrued expenses	86	74
Total	$757	$885

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

In 2011 and 2010, the majority of the Company’s revenues were from the Konica Minolta and NCI. Revenue from these customers totaled approximately $3,083,000 or 85% and approximately $3,927,000 or 87% of total revenue for the year ended December 31, 2011 and 2010, respectively.

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions.  Each income tax position is assessed using a two-step process.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2011, there were no uncertain tax positions.

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions.  As of December 31, 2011, the Company has approximately $66.0 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.  However, fiscal years 2008 and later remain subject to examination by the IRS and respective states.

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

For the years ended December 31, 2011 and 2010, share-based compensation for options attributable to employees and officers were approximately $870,000 and $850,000, respectively. These amounts have been included in the Company’s statements of operations.  Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2011, the Company had approximately $2.1 million of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately seven years.

3. Stockholders’ Equity

Common Stock

The Company has authorized 100 million shares of common stock with $0.001 par value, of which 52.2 million were issued and outstanding as of December 31, 2011.

On November 21, 2011, the Company completed a private placement of 2,056,436 shares of common stock at a purchase price of $0.84 per share, pursuant to which it raised approximately $1.7 million. For each share of common stock issued, subscribers received warrants exercisable for the purchase of 1/10 of one share of common stock (in the aggregate, 285,186 shares) at an exercise price of $1.05 per share. The warrants have a five-year term.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value, none of which were issued or outstanding as of December 31, 2011. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

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

In accordance with the loan agreement governing the then-outstanding 2007 Notes, upon the reclassification of the series A preferred stock, on February 26, 2010, the then-outstanding 2007 Notes were converted into 14 million shares of common stock.

The only cash settlements related to the conversion of the 2007 Notes were for fractional shares issued upon conversion.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 1,393,052 shares remained available at December 31, 2011 and 6,862,167 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of December 31, 2011.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in 2011 and 2010 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2011	2010
Expected volatility	146%	125%
Expected option life in years	10.0	10.0
Expected dividend yield	0.00%	0.0%
Risk-free interest rate	1.94%	1.50%
Weighted average fair value per option at grant date	$1.20	$0.98

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

Stock option activity for each of the two years ended December 31 is as follows:

	2011		2010
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	5,738,167	$0.41	5,480,076	$0.38
Options granted	2,143,000	$1.20	632,667	$1.02
Options exercised	(980,000)	$0.07	(223,576)	$0.03
Options expired/forfeited	(39,000)	$1.52	(151,000)	$3.59
Outstanding at end of year	6,862,167	$0.70	5,738,167	$0.41
Options vested and exercisable at year-end	4,800,354	$0.47	4,456,500	$0.39
Options available for grant at year-end	1,393,052		2,517,052
Aggregate intrinsic value – options exercised	$72,990		$172,073
Aggregate intrinsic value – options outstanding	$5,624,479		$2,229,563
Aggregate intrinsic value – options vested and exercisable	$5,055,690		$1,860,362

The Company estimates the fair value of stock options using a Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s common stock, the risk free interest rate, option forfeiture rates, and dividends, if any.  The expected term of the options is based upon the historical term until exercise or expiration of all granted options.  The expected volatility is derived from the historical volatility of the Company’s stock on the OTCBB market for a period that matches the expected term of the option.  The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been exercised under this plan.  At December 31, 2011, options exercisable for 6,090 shares were outstanding under this plan.

Warrants

The Company has the following shares of common stock reserved for the warrants outstanding as of December 31, 2011:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
28,605,141	(1)	$0.65	03/01/2013
6,790	(2)	$1.01	09/10/2015
2,320,000	(3)	$0.01	03/01/2013
285,186	(4)	$1.05	11/20/2016
31,217,117

(1)
Consists of outstanding warrants issued in connection with various financings, but amended or originally issued on February 26, 2010 to expire on March 1, 2013.  During the year ended December 31, 2011, warrants for 562,424 shares of common stock were exercised.

(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of warrants to purchase common stock at a purchase price of $0.01 per share issued in conjunction with the settlement of a claim.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.

4. Income Taxes

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2011, the Company had NOL carryforwards available through 2030 of approximately $66.0 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all deferred tax assets related to the NOLs. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing its NOLs and has not determined if it has had any change of control issues that could limit the future use of NOL.

Components of deferred taxes are as follows at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$25,095	$23,651
Deferred tax liabilities:
Intangible assets and other	-	980
	25,095	24,631
Valuation allowance	(25,095)	(24,631)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2011	2010
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(38)	(38)
	0%	0%

5. Commitments and Contingencies

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092. The Company leases approximately 23,000 square feet under a lease that expires in June 2017. The fixed monthly lease expense is approximately $12,000 plus common charges. The Company also leases office and automotive equipment under operating lease agreements with monthly payments ranging from $275 to $1,960.  These leases expire at various dates through April 2016.  Future minimum rental payments at December 31, 2011 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2012	$172
2013	$177
2014	$179
2015	$183
2016 and thereafter	$255
Total	$966

Rental expense was approximately $171,000 and $179,000 in 2011 and 2010, respectively.

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

As of December31, 2011, the Company had issued the 2.6 million warrants and recorded approximately $3.6 million of warrant expenses relating to the settlement.

Contracts

On April 28, 2010, the Company entered into a one-year agreement for $750,000 with Konica Minolta to co-develop non-invasive cancer detection products. The Company received $500,000 on April 30, 2010, $200,000 in October 2010 and the remaining balance of $50,000 was paid in April 2011.  The development agreement followed two years of collaborative preparations to identify large market opportunities that would benefit from the Company’s proprietary technology. The new products, for the detection of lung and esophageal cancer, are based on the Company’s LuViva non-invasive cervical cancer detection technology. In May 2011, the Company renewed the co-development agreement for an additional one-year term. The Company currently expects that the agreement will be extended for an additional year. The Company received approximately $750,000 in 2011 from Konica Minolta under these negotiation and development agreements.  In addition, on January 28, 2010, the Company executed a new agreement with Konica Minolta for development of prototype devices specifically for the esophageal cancer detection application. In that agreement, Konica Minolta had agreed to pay approximately $1.6 million during 2010 for technical, regulatory and clinical development of prototype devices for esophageal cancer detection and, as of December 31, 2010, the Company had been paid in full. In March 2011, the Company extended the new development agreement for an additional year, effective May 1, 2011, and the Company currently expects that the agreement will be extended for an additional year. The Company received approximately $1.72 million in 2011 from Konica Minolta under these development agreements.

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

7.  Notes Payable

On February 26, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s certificate of incorporation to reclassify the series A preferred stock into common stock and warrants to purchase shares of common stock.  As a result, all 242,576 outstanding shares of series A preferred stock and accrued dividends were reclassified into 8,084,139 shares of common stock and warrants to purchase an additional 2,799,327 shares of common stock.  In accordance with the loan agreement governing the then-outstanding 2007 Notes, upon the reclassification of the series A preferred stock, on February 26, 2010, the then-outstanding 2007 Notes were converted into 14 million shares of common stock.

Short Term Notes Payable

At December 31, 2011, the Company owes approximately $30,000 of principal and accrued interest on a short-term note payable.  The short-term note accrues interest at a rate of 15% and requires quarterly payments of $10,000.

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 months straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,226 per month due February 2013. Interest is charged at a rate of 7.5%. At December 31, 2011, a balance of approximately $30,000 was outstanding, of which $25,000 is classified as current loan payable.

Notes Payable – Past Due

At December 31, 2010, the Company was past due on four short-term notes totaling approximately $614,000 of principal and accrued interest. On February 7, 2011, the Company was successful in re-negotiating two of the four remaining past due Notes. These notes are due on demand and interest is charged at rates ranging between 15-18%. The Company recorded a gain on debt restructured of approximately $60,000 from this transaction. The principal and accrued interest balance at December 31, 2011 is approximately $362,000.

8. Related Party Transactions

None

9.   Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The Company has the following allowances for doubtful accounts (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$38	$41
Additions / (Adjustments)	(18)	(3)
Balance	$20	$38

Inventory Reserves

The Company has the following reserves for inventory balance (in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$-	$-
Additions / (Adjustments)	64	-
Balance	$64	$-

10.   Loss Per Common Share

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of shares outstanding during the period.

11.  Subsequent Events

As of March 6, 2012 the Company had received a total of $138,323, from the exercise of outstanding warrants to purchase an aggregate of 212,804 shares of its common stock.

On February 23, 2012, the Company publicly issued a press release announcing that it has successfully completed an annual surveillance of its quality system necessary to maintain ISO 13485 certification, a requirement to secure the CE Mark for sale of the LuViva® Advanced Cervical Scan in the European Union.

On January 31, 2012 the Company announced that it has signed a definitive agreement granting CAN-med Healthcare exclusive distribution rights for its LuViva non-invasive cervical cancer detection device in Canada. The agreement is for three years and initial shipments are currently anticipated in the second quarter of 2012, with a formal launch expected to begin shortly thereafter. LuViva received Health Canada marketing approval in December 2011 under its former name, LightTouch.

On January 20, 2012 the Company announced that it plans to seek an independent panel review of its PMA application for its LuViva device from the FDA after receiving a not-approvable letter from the agency. Meanwhile, the company plans to work with FDA to address the outstanding issues so that they can be successfully resolved. The Company also announced that it plans to move forward with international sales of LuViva and imminently file for CE mark approval.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2011, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2011, due to the existence of the material weakness described below:

The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Management is looking into purchasing an Enterprise Resources Planning System that will enhance the inventory process and eliminate the current spreadsheets. The Company is also looking into purchasing an Option Valuation System that will eliminate the current spreadsheet and can update for new pronouncements and complex calculations. The Company also intends to implement additional procedures and internal controls over financial reporting as may be deemed necessary to fully remediate this control deficiency.

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

As a result of the material weakness noted above, a change to the Company’s internal controls over financial reporting occurred during the quarter  ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers as of December 31, 2011:

Name	Age	Position with Guided Therapeutics
Mark L. Faupel, Ph.D.	56	Chief Executive Officer, Acting Chief Financial Officer, President and Director
Richard L. Fowler	55	Senior Vice President of Engineering
Shabbir Bambot, Ph.D.	46	Vice President for Research and Development
Ronald W. Allen	70	Chairman and Director
Ronald W. Hart, Ph.D.	69	Vice Chairman and Director
John E. Imhoff, M.D.	62	Director
Michael C. James	53	Director
Jonathan M. Niloff, M.D.	57	Director

Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

Mark L. Faupel, Ph.D. has been a director since 2007 and has more than 25 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel has served as our Chief Executive Officer since May 2007 and prior thereto was our Chief Technical Officer from April 2001 to May 2007.  Prior to coming to us in 1998, Dr. Faupel was the co-founder and Vice President of Research and Development at Biofield Corp. His work in early stage cancer detection has won two international awards and he is a former member of the European School of Oncology Task Force.  Dr. Faupel has served as a National Institutes of Health reviewer, is the inventor on 15 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia.

Dr. Faupel’s extensive experience in founding and managing point of care cancer detection companies includes the basic scientific applications, clinical trials, regulatory affairs and financing.  As such, Dr. Faupel, as CEO, advises the board on all aspects of our business. He is currently, the Acting Chief Financial Officer.

Rick Fowler, Mr. Fowler, Sr. VP of Engineering is an accomplished Executive with significant experience in the management of businesses that sell, market, produce and develop sophisticated medical devices and instrumentation. Mr. Fowler’s  25 plus years of experience includes assembling and managing teams, leading businesses and negotiating contracts, conducting litigation, and developing ISO, CE, FDA QSR, GMP and GCP compliant processes and products. He is adept at providing product life cycle management through effective process definition and communication - from requirements gathering, R&D feasibility, product development, product launch, production startup and support. Mr. Fowler combines outstanding analytical, out-of-the-box, and strategic thinking with strong leadership, technical, and communication skills and he excels in dynamic, demanding environments while remaining pragmatic and focused. He is able to deliver high risk projects on time and under budget as well as enhance operational effectiveness through outstanding cross-functional team leadership (R&D, marketing, product development, operations, QA, sales, service, and finance). In addition, Mr. Fowler is well versed in global medical device regulatory and product compliance requirements.

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

Ronald W. Allen was named a Director of Guided Therapeutics in September 2008 and was elected Chairman of the Board in 2011.  He is currently the President and CEO of Aaron’s, Inc.  Mr. Allen retired as Delta Airline Chairman of the Board, President and Chief Executive Officer in July 1997, and had been its chairman of the board and Chief Executive Officer since 1987.  He is a Director of The Coca-Cola Company, Aaron Rents, Inc., Aircastle Limited and Forward Air Corporation. He also is a board member of the St. Joseph’s Translational Research Institute, which endeavors to turn new medical discoveries into tangible cures.

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

Ronald W. Hart, Ph.D. has served as a member of our Board of Directors since March 2007 and was elected Vice Chairman of the Board in 2011.  He has published over 600 peer-reviewed publications, has been appointed to a number of academic positions and is credited with developing the first direct proof that DNA is causal in certain forms of cancer.  He chaired a number of federal committees and task forces, including the development and implementation of the Technology Transfer Act of 1986 and the White House Task Force on Chemical Carcinogenesis.  In 1980, Dr. Hart was appointed Director of the National Center for Toxicological Research, the research arm of the FDA, a position he held until 1992. In 1992, Dr. Hart was the first ever Presidential Appointee to the position of Distinguished Scientist in Residence for the US Public Health Service/FDA, a position he held until his retirement in 2000. Dr. Hart received his Ph.D. in physiology and biophysics from the University of Illinois.  Dr. Hart has helped in the development of business strategy for a number of start-up companies.

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

John E. Imhoff, M.D. has served as a member of our Board of Directors since April 2006.  Dr. Imhoff is an ophthalmic surgeon who specializes in cataract and refractive surgery.   He is one of our principal stockholders and invests in many other private and public companies.  He has a B.S. in Industrial Engineering from Oklahoma State University, an M.D. from the University of Oklahoma and completed his ophthalmic residency at the Dean A. McGee Eye Institute. He has worked as an ophthalmic surgeon and owner of Southeast Eye Center since 1983.

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

Michael C. James has served as a member of our Board of Directors since March 2007. Mr. James is also the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, the Chief Financial Officer of Inergetics, Inc., a nutraceutical supplements company and also the Chief Financial Officer of Terra Tech Corporation, which is a hydroponic and agricultural company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P.  Mr. James currently sits on the Board of Directors of Inergetics, Inc. and Terra Tech Corporation. Mr. James was Chief Executive Officer of Nestor, Inc. from January 2009 to September 2009 and served on their Board of Directors from July 2006 to June 2009.  He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner.  He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer.  He began his career in 1980 as a staff accountant with Eisner LLP.  Mr. James received a B.S. degree in Accounting from Farleigh Dickinson University in 1980.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2011, our officers, directors were in compliance with all applicable filing requirements.

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

Audit Committee

The Board of Directors of Guided Therapeutics has adopted a written audit committee charter. The Board has determined that each member of the audit committee is “independent,” as such term is defined under the rules of the SEC and the Nasdaq Marketplace Rules applicable to audit committee members.

For the fiscal year ended December 31, 2011, Mr.  Michael C. James, retired Certified Public Accountant, Drs. John Imhoff and Jonathan M. Niloff, were members of the Audit Committee, Director Michael C. James is designated the Audit Committee Chairman and Financial Expert.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists specified compensation we paid during each of the fiscal years ended December 31, 2011 and 2010 to the chief executive officer and our two other most highly compensated executive officers, collectively referred to as the named executive officers, in 2011:
2011 and 2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Mark Faupel, Ph.D.	2011	243,000		214,500	457,500
President, CEO, Acting CFO and Director	2010	228,000		520,000	748,000
Richard Fowler,	2011	173,400	-	6,250	179,650
Senior Vice President of Engineering	2010	170,000	-	-	170,000
Shabbir Bambot, Ph.D.	2011	183,750		6,000	189,750
Vice President of Research and Development	2010	175,000		-	175,000

(1) See Note 3 to the consolidated financial statements that accompany this report.

Dr. Faupel’s 2011 and 2010 compensation consisted of a base salary of $243,000 and $228,000, respectively, and usual and customary company benefits.  As of December 31, 2011, Dr. Faupel’s remaining deferred salary was approximately $279,414. On March 22 and May 27, 2010, Dr. Faupel was issued 250,000 options each, to purchase common stock at $1.33 and $0.75, respectively, pursuant to his employment agreement.

Dr. Bambot’s 2011 and 2010 compensation consisted of a base salary of $183,750 and $175,000, respectively, and usual and customary company benefits. As of December 31, 2011, no amount was owed to Dr. Bambot.

Mr. Fowler’s 2011 and 2010 compensation consisted of a base salary of $173,400 and $170,000, respectively, and usual and customary company benefits. He received no bonus and no stock options in 2011 or 2010.

As of December 31, 2011, Mr. Fowler’s total salary deferred was approximately $80,628.

Outstanding Equity Awards to Officers at December 31, 2011

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Un-exercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Mark Faupel, Ph.D. President, CEO & Acting CFO	1,306,000	-	830,000	0.75	12/16/2021
Richard Fowler Senior Vice President of Engineering	336,000	-	125,000	0.61	12/16/2021
Shabbir Bambot, Ph.D. Vice President of Research & Development	637,500	-	120,000	0.51	12/16/2021

(1)	Represents fully vested options.
(2)	Based on all outstanding options

Outstanding Equity Awards to Directors at December 31, 2011

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Allen Chairman and Director	642,500	0.41
Ronald W. Hart, Ph.D. Director	498,750	0.41
John E. Imhoff, M.D. Director	247,500	0.80
Michael C. James Director	51,250	0.88
Jonathan Niloff, M.D. Director	86,667	0.78

The following Board members also serve as consultants to the company:

1.	Ronald W. Hart, Ph.D. – Dr. Hart’s consulting services include regulatory and clinical issues, especially with advice for the Company with regard to its application to the FDA.
2.	Ronald W. Allen – Mr. Allen advises the company with regard to personnel and financing. As such, he plays an important role in identifying potential funding sources.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information regarding the beneficial ownership of our common stock as of March 15, 2012 by (i) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock (a “5% stockholder”), (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D. Norcross, Georgia 30092.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Imhoff (3)	11,028,180	19.19%
The Whittemore Collection, Ltd. / George Landegger (4) 4 International Drive Rye Brook, NY 10573	6,414,697	12.16%
Dolores Maloof (5) 2669 Mercedes Drive Atlanta, GA 30345	5,086,466	8.84%
Richard Blumberg (6) 821 Second Avenue, Suite 2200 Seattle, WA 98116	2,798,469	5.07%
Michael C. James / Kuekenhof Equity Fund, LLP (7)	2,451,192	4.52%
Ronald Hart (8)	1,620,435	3.05%
Mark L. Faupel (9)	1,406,000	2.62%
Ronald W. Allen (10)	1,009,376	1.89%
Shabbir Bambot (11)	637,500	1.20%
Richard L. Fowler (12)	479,343	* %
Jonathan Niloff (13)	125,834	*

All directors and executive officers as a group (8 persons) (14)	18,757,860	29.64%
_____________
(*)	Less than 1%.
(1)
Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)
Percentage ownership is based on 52,211,073 shares of common stock outstanding as of March 15, 2012. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to currently exercisable options, warrants, convertible preferred stock or convertible notes, or any such securities exercisable within 60 days after March 16, 2012, are deemed outstanding for purposes of computing the percentage ownership of the person holding those options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(3)	Consists of 5,996,757 common shares, 4,783,923 warrants to purchase common stock at $0.65 per share and 247,500 shares subject to stock options. Dr. Imhoff is on the board of directors.
(4)	Consists of 6,129,511 shares of common stock and 285,186 warrants to purchase common stock at $1.05 per share.
(5)	Consists of warrants to purchase 1,820,000 and 3,266,466 common shares at $0.01 and 0.65 per share, respectively.
(6)	Consists of 2,798,469 warrants to purchase common stock at $0.65 per share.
(7)
Consists of 663,368 shares of common stock and 1,736,574 warrants to purchase common stock at $0.65 per share, held by Kuekenhof Equity Fund, LP, plus 51,250 shares subject to stock options held by Michael C. James personally. Mr. James is on the Board of Directors.

(8)
Consists of 903,275 shares of common stock, 218,410 warrants to purchase common stock at $0.65 per share and 498,750 shares subject to stock options held by Hart Management, LLC, Ronald Hart, owner. Dr. Hart is on the Board of Directors.

(9)	Consists of 100,000 shares of common stock and 1,306,000 shares subject to stock options.
(10)
Consists of 124,341 shares of common stock, 242,535 warrants to purchase common shares at $0.65 per share and 642,500 shares subject to stock options held by Ronald Allen. Mr. Allen is on the Board of Directors.

(11)	Consists of 637,500 shares subject to stock options.
(12)	Consists of 87,223 shares of common stock, 56,120 warrants to purchase common shares at $0.65 per share and 336,000 shares subject to stock options.
(13)	Consists of 39,167 shares of common stock, and 86,667 shares subject to stock options held by Jonathan M. Niloff. Dr. Niloff is on the Board of Directors.
(14)	Consists of 7,914,131 shares of common stock, 7,037,562 warrants to purchase common shares at $0.65 per share and 3,806,167 shares subject to stock options.

See Item 5 of this report for information regarding Securities Authorized for Issuance under Equity Compensation Plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board recognizes that related person transactions present a heightened risk of conflicts of interest. The Audit Committee has the authority to review and approve all related party transactions involving directors or executive officers of the Company.

Under the policy, when management becomes aware of a related person transaction, management reports the transaction to the Audit Committee and requests approval or ratification of the transaction. Generally, the Audit Committee will approve only related party transactions that are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person. The Audit Committee will report to the full Board all related person transactions presented to it.

Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Messrs. Allen and James, and Drs. Hart, Niloff and Imhoff are independent directors.

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

We were billed by UHY LLP $201,147 and $249,207 during the fiscal years ended December 31, 2011 and 2010, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2011	2010
Audit fees	$201,147	$249,207
Audit related fees	-	-
Tax fees		5,080
All other fees	-	-
Total Fees	$201,147	$254,287

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 12, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K, filed March 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amended Registration Statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2
Amended and Restated Loan Agreement by and among SpectRx, Inc., the Agent, and the Noteholders, dated March 1, 2007 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).

4.3	First Amendment to the Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).
4.4	Amendment to Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 12, 2010).
4.5	Form of Warrant (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed February 3, 2010).
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 14, 2010).
4.7	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 2, 2011).
4.8	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A, filed November 28, 2011).
10.1	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	2000 Amendment to the 1995 Stock Plan, as amended (incorporation by reference to Appendix 1 to the Definitive Proxy Statement filed April 24, 2000).
10.3	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005).
10.4	2010 Amendment to the 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-178261), filed December 1, 2011.
10.5	Consulting and Severance Agreement between SpectRx, Inc. and Mark A. Samuels, dated May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, filed June 5, 2007).
10.6	Assigned Task Agreement (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 13, 2010).
10.7	Assigned Task Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 1, 2011).
10.8	Agreement for Collaboration (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 1, 2011).
10.9	Agreement for Re-Engineering and Manufacture of New BDS Device (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 16, 2011).
10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 14, 2010).
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 28, 2010).
10.12	Registration Rights Agreement, dated August 30, 2011 (incorporated by reference to 10.2 to the Current Report on Form 8-K, filed September 2, 2011).
10.13	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the Current Report on Form 8-K, filed September 2, 2011).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (No. 333-169755) filed October 5, 2010).
23.1(1)	Consent of UHY LLP.
31(1)	Rule 13a-14(a) / 15d–14(a) Certification.
32(1)	Section 1350 Certification.
__________
(1)    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

Date: March 28, 2012	By:	/s/ MARK L. FAUPEL
Mark L. Faupel
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 28, 2012	/s/ Mark L. Faupel	President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer)
Mark L. Faupel

March 28, 2012	/s/ Ronald W. Allen	Chairman and Director
Ronald W. Allen

March 28, 2012	/s/ John E. Imhoff	Director
John E. Imhoff

March 28, 2012	/s/ Michael C. James	Director
Michael C. James

March 28, 2012	/s/ Ronald W. Hart	Vice Chairman and Director
Ronald W. Hart

March 28, 2012	/s/ Jonathan M. Niloff	Director
Jonathan M. Niloff