Form 10-Q
period 2012-03-31
GUIDED THERAPEUTICS INC
filed 2012-05-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [  ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-12 of the Exchange Act (Check one):

Large Accelerated filer _____ Accelerated filer ____ Non-accelerated filer_____ Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]  No [X]

As of May 7, 2012, the registrant had outstanding 52,946,645 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in Thousands Except Share Data)

	AS OF
ASSETS	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$1,004	$2,200
Accounts receivable, net of allowance for doubtful accounts of $4 and $20 at March 31, 2012 and December 31, 2011	38	117
Inventory, net of reserves of $64 at March 31, 2012 and December 31, 2011	608	520
Other current assets	45	54
Total current assets	1,695	2,891
Property and equipment, net	1,088	1,033
Other assets	302	386
Total noncurrent assets	1,390	1,419

TOTAL ASSETS	$3,085	$4,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$—	$30
Current portion of long term debt	24	25
Notes payable – past due	375	362
Accounts payable	863	1,102
Accrued liabilities	687	757
Deferred revenue	228	453
Total current liabilities	2,177	2,729
Long-term debt payable, less current portion	—	4

TOTAL LIABILITIES	2,177	2,733

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 Par value; 100,000 shares authorized, 52,697 and 52,211 shares issued and outstanding as of March, 31 2012 and December 31, 2011, respectively	53	52
Additional paid-in capital	86,957	86,614
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(86,102)	(85,089)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	804	1,473

Non-controlling interest	104	104

TOTAL STOCKHOLDERS’ EQUITY	908	1,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,085	$4,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share Data)

	2012	2011
REVENUE:
Contract and grant revenue	$718	$767

COSTS AND EXPENSES:
Research and development	714	696
Sales and marketing	70	49
General and administrative	930	762
Total	1,714	1,507

Operating loss	(996)	(740)

OTHER INCOME	—	37
INTEREST EXPENSE	(17)	(23)

LOSS BEFORE INCOME TAXES	(1,013)	(726)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,013)	$(726)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	52,471	47,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,013)	$(726)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	(16)	—
Depreciation and amortization	75	4
Stock based compensation	198	142
Conversion of interest to principal	—	23
Gain on debt renegotiated Changes in operating assets and liabilities:	—	(23)
Inventory	(88)	—
Accounts receivable	96	(58)
Other current assets	8	6
Accounts payable	(239)	36
Deferred revenue	(225)	(253)
Accrued liabilities	(70)	(108)
Other assets	84	(62)
Total adjustments	(177)	(293)

Net cash used in operating activities	(1,190)	(1,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	—	(53)
Additions to fixed assets	(130)	(16)
Net cash used in investing activities	(130)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options and warrants exercised	146	175
Payments on notes and loan payables	(22)	(48)
Net cash provided by financing activities	124	127

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,196)	(961)
CASH AND CASH EQUIVALENTS, beginning of year	2,200	3,268
CASH AND CASH EQUIVALENTS, end of period	$1,004	$2,307

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$5	$1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accounts payable into common stock	$—	$27
Settlement of debt upon conversion of warrants	$—	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its majority owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2012, it had an accumulated deficit of approximately $86.1 million. Through March 31, 2012, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At March 31, 2012, the Company’s has a negative working capital of approximately $482,000 and it had stockholders’ equity of approximately $908,000, primarily due to the recurring losses. As of March 31, 2012, the Company was past due on payments due under its notes payable in the amount of approximately $375,000.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the fourth quarter of 2012, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such as under its development agreement with Konica Minolta and additional NCI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company could receive additional funding from Konica Minolta or other strategic partners as well as new federal grants that could bring in an additional $700,000. It also has warrants exercisable for approximately 30.8 million shares of its common stock outstanding, a substantial majority of which have an exercise price of $0.65 per share. Through March 31, 2012, exercises of these warrants have generated approximately $1.3 million and would generate a total of approximately $18.4 million in cash, assuming full exercise. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the first quarter of 2013.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2012, the Company currently anticipates an early 2013 product launch in the United States. Product launch outside the United States is expected in the second half of 2012, but cannot be assured it will be able to launch on these timetables, or at all.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2011 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after March 31, 2012, are not expected to have a significant effect on the Company’s financial position or results of operations.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Concentration of Credit Risk

The Company, from time to time during the periods covered by these consolidated financial statements, may have bank balances in excess of their insured limits. Management has deemed this as a normal business risk.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At March 31, 2012 and December 31, 2011our inventories are as follows:

	March 31, 2012	December 31, 2012
Raw materials	$540,479	$433,007
Work in process	129,148	149,069
Finished goods	1,960	1,960
Inventory reserve	(64,036)	(64,036)
Total	$607,551	$520,000

Revenues

Majority of the Company’s revenues were from the Konica Minolta and NCI. Revenue from these customers totaled approximately $631,000 or 91% and approximately $757,000 or 99% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Accounts Receivable

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

Deferred Revenue

We defer payments received as revenue until earned based on the related contracts on a straight line basis, over the terms of the contract.

Stock Option Plan

The Company measures the cost of employees services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of the warrants at date of issuance is estimated using the Black-Scholes Model.

Other Income

Other income consists of a contract with Konica Minolta for approximately $10,000 per month for reimbursement of contractual expenses. The related expenses are netted against the reimbursement and the differential is booked as other income. For the three months ended March 31, 2012 other income of approximately $30,000 were classified as revenue and for the same period in 2011, such amount of approximately $30,000 were classified as other income.

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

For the quarter ended March 31, 2012, stock-based compensation for options attributable to employees, officers and directors was approximately $198,000 and has been included in the Company's first quarter 2012 statement of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2012, the Company had approximately $1.9 million of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of March 31, 2012 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2012	6,862,167	$0.70
Granted	2,500	$0.70
Exercised / Expired	(100,000)	$3.33
Outstanding, March 31, 2012	6,764,667	$0.66	7.40	$1,539

Vested and exercisable, March 31, 2012	4,910,835	$0.44	6.61	$2,217

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

Upon completion of negotiations with the Claimants, the Company entered into an Agreement and Release, on August 30, 2011 (the “Agreement”), by which the Claimants agreed to terminate all of their rights under the 2005 Agreement and release all claims. Accordingly, under the Agreement, the 2005 Agreement and all rights of the Claimants thereunder, including the right to receive 7.5% of proceeds from the sale or license of the Company’s cervical cancer technology, were canceled. In exchange, the Company agreed to issue warrants to the Claimants to purchase an aggregate of 2.6 million shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrants”), to pay certain royalties related to the sale of disposables in conjunction with the Company’s cervical cancer detection technology and to make certain additional payments related to non-ordinary course asset sales or a sale of the Company by merger, with such royalties and related payments subject to certain “caps” limiting their amounts. During 2011, the Company had issued the 2.6 million warrants and recorded approximately $3.6 million of warrant expenses relating to the settlement. There was no expense relating to this settlement in the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012 and December 31, 2011, there was no accrual recorded for any potential losses related to pending litigation.

5.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 100 million shares of common stock with $0.001 par value, 52,696,519 of which were outstanding as of March 31, 2012.

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

Stock Options

Under the Plan, a total of 1,490,552 shares remained available at March 31, 2012 and 6,764,667 shares were outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 8,255,219 shares of common stock as of March 31, 2012.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been issued under this plan.

The following table sets forth or the range of exercise prices, number of shares issuable upon exercise, weighted average exercise price, and remaining contractual lives by groups of similar price as of March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Number of Shares	Weighted Average Price
$ 0.00 - $ 0.26	850,500	$ 0.25	4.66	850,500	$ 0.25
$ 0.30 - $ 0.33	2,123,500	$ 0.32	6.29	2,121,417	$ 0.32
$ 0.34 - $ 1.00	2,354,667	$ 0.65	8.25	1,670,572	$ 0.56
$ 1.10 - $ 4.46	1,436,000	$ 1.47	9.29	243,347	$ 1.39
Total	6,764,667	$ 0.66	7.40	4,885,836	$ 0.44

Warrants

The Company has the following shares reserved for the warrants outstanding as of March 31, 2012:

Warrants		Exercise	Expiration
(Underlying Shares)		Price	Date
25,705,814	(1)	$0.65	03/01/2013
2,686,523	(2)	$0.65	07/26/2012
2,070,000	(3)	$0.01	03/01/2013
285,186	(4)	$1.05	11/20/2016
6,790	(5)	$1.01	09/10/2015
30,754,313

Warrants (Underlying Shares) Exercise Price Expiration Date 25,705,814 (1) $0.65 03/01/2013 2,686,523 (2) $0.65 07/26/2012 2,070,000 (3) $0.01 03/01/2013 285,186 (4) $1.05 11/20/2016 6,790 (5) $1.01 09/10/2015 30,754,313

(1)	Consists of outstanding warrants issued in connection with various financings, but amended or originally issued on February 26, 2010 to expire on March 1, 2013. During the quarter ended March 31, 2012, warrants for 212,804 shares of common stock were exercised.
(2)	Consists of outstanding warrants issued in connection with Series A conversion on February 26, 2010 to expire on July 26, 2012.
(3)	Consists of warrants to purchase common stock at a purchase price of $0.01 per share issued in conjunction with the settlement of a claim. During the quarter ended March 31, 2012, warrants for 250,000 shares of common stock were exercised.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(5)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.

6.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 months straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,226 per month due February 2013. Interest is charged at a rate of 7.5%. At March 31, 2012, a balance of approximately $24,000 was outstanding, which is classified as current loan payable.

Notes Payable – Past Due

At December 31, 2011, the Company was past due on two short-term notes totaling approximately $362,000 of principal and accrued interest. These notes are due on demand and interest is charged at rates ranging between 15-18%. The principal and accrued interest balance at March 31, 2012 is approximately $375,000.

8.     SUBSEQUENT EVENTS

On April 16, 2012, the Company announced the appointment of Linda Rosenstock, M.D., M.P.H. to its Board of Directors. The addition of Dr. Rosenstock increases the size of the company’s board to seven. She will stand for election at the company’s Annual Stockholder’s Meeting scheduled for June 15, 2012.

On March 7, 2012 we received an email from Konica Minolta Opto indicating that the esophageal cancer program and budget was likely to be approved for the fiscal year May 1, 2012 to April 30, 2013. On April 1, 2012 the research and development arm of Konica Minolta Opto was transferred to the general R&D division of Konica Minolta Holdings. This division has not yet agreed to proceed with the program and we believe that while we have been informed that the technical review of the program has been completed successfully, continuation of the program and funding may be conditional upon additional review of the potential business opportunity and long term relationship between the Company and Konica Minolta, including the eventual structure of a licensing agreement or joint partnership. We believe that these issues will be resolved over the coming weeks, however there is no precise timetable for completion and no guarantee that the program or funding will continue under conditions acceptable to the Company.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2012, we have an accumulated deficit of about $86.1 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2012 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

Stock Option Plan: The Company measures the cost of employees services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Warrants: The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of the warrants at date of issuance is estimated using the Black-Scholes Model.

Allowance for Inventory Valuation: We estimate losses from obsolete and damaged inventories quarterly and revise our reserves as a result.

Allowance for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue:  Net revenue decreased to approximately $718,000 for the quarter ended March 31, 2012, from approximately $767,000 for the same period in 2011. Net revenue was lower for the first quarter 2012 due to the timing of the contracts relating to our cancer detection technology.

Research and Development Expenses:  Research and development expenses increased to approximately $714,000 for the three months ended March 31, 2012, compared to $696,000 for the same period in 2011.  The increase, of approximately $18,000, was primarily due to an increase in research and development for our cervical cancer detection product, as we prepare for marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $70,000 during the three months ended March 31, 2012, compared to $49,000 for the same period in 2011. The increase was primarily due to efforts underway in marketing our cervical cancer detection product.

General and Administrative Expenses:  General and administrative expenses increased to approximately $930,000 during the three months ended March 31, 2012, compared to approximately $762,000 for the same period in 2011.  The increase of approximately $168,000, or 22%, is primarily related to an increase in stock based compensation and material modification associated with our cervical cancer detection product.

Net Interest and Other Income:  Other income for the three months ended March 31, 2012 was zero compared to $37,000 in 2011. In the three months ended March 31, 2012, we had approximately $30,000 in reimbursed expenses from Konica Minolta related to an expatriate Konica Minolta employee, which was recorded as other income. Interest expense decreased to approximately $17,000 for the three months ended March 31, 2012, as compared to approximately $23,000 for the same period in 2011 primarily due to repayment of notes during the quarter ended March 31, 2012.

Net loss was approximately $1.0 million during the three months ended March 31, 2012, compared to $726,000 for the same period in 2011, for the reasons outlined above.

Net loss attributable to common stockholders was approximately $1.0 million during the three months ended March 31, 2012, compared to a net loss attributable to common stockholder of approximately $726,000 during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At March 31, 2012, we had cash of approximately $1.0 million and a negative working capital of approximately $482,000.

Our major cash flows in the quarter ended March 31, 2012, consisted of cash out-flows of approximately $1.2 million from operations, including approximately $1.0 million of net loss, cash outflow of $130,000 from investing activities and a net change from financing activities of $124,000, which primarily represents the proceeds received from excise of outstanding warrants and options, offset in part by cash utilized for loan repayment.

In March 2011, we extended our existing agreement with Konica Minolta for development of our biophotonic platform specific to the detection of esophageal cancer for an additional year, effective May 1, 2011.  In this agreement, we are providing Konica Minolta with technical, regulatory and clinical development of our biophotonic platform device for esophageal cancer detection.  We received approximately $1.72 million in 2011 from Konica Minolta under this development agreement and expect to receive a total of $2.2 million for the third year of development (May 1, 2012 to April 30, 2013).  While at this time our expectation is that our agreement with Konica Minolta will be extended for an additional year, the contract has yet to be signed and there is no certainty that it will be extended.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2012 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2011, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 8-K, filed March 23, 2012).
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 14, 2012

