Form 10-Q
period 2012-06-30
GUIDED THERAPEUTICS INC
filed 2012-08-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2012

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

Yes [   ]  No [X]

As of August 7, 2012, the registrant had outstanding 61,346,676 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in Thousands Except Share Data)
	AS OF
ASSETS	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$1,440	$2,200
Accounts receivable, net of allowance for doubtful accounts of $4 and $20 at June 30, 2012 and December 31, 2011	139	117
Inventory, net of reserves of $64 at June 30, 2012 and December 31, 2011	459	520
Other current assets	39	54
Total current assets	2,077	2,891

Property and equipment, net	1,221	1,033
Other assets	220	386
Total noncurrent assets	1,441	1,419

TOTAL ASSETS	$3,518	$4,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$—	$30
Current portion of long-term debt	17	25
Notes payable – past due	393	362
Accounts payable	1,069	1,102
Accrued liabilities	829	757
Deferred revenue	772	453
Total current liabilities	3,080	2,729
Long-term debt payable, less current portion	—	4
Total long-term liabilities	—	4

TOTAL LIABILITIES	3,080	2,733

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 Par value; 100,000 shares authorized, 56,166 and 52,211 shares issued and outstanding, as of June 30, 2012 and December 31, 2011, respectively	56	52
Additional paid-in capital	87,881	86,614
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(87,499)	(85,089)

TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	334	1,473

Non-controlling interest	104	104

TOTAL STOCKHOLDERS’ EQUITY	438	1,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,518	$4,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share and Per Share Data)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2012	2011	2012	2011
REVENUE:
Contract and grant revenue	$915	$913	$1,633	$1,680

Sales – devices and disposables	29	—	29	—
Cost of goods sold	75	—	75	—
Gross Loss	(46)	—	(46)	—

OPERATING EXPENSES:
Research and development	898	619	1,612	1,315
Sales and marketing	69	71	139	120
General and administrative	1,050	708	1,980	1,470
Total	2,017	1,398	3,731	2,905

Operating loss	(1,148)	(485)	(2,144)	(1,225)

OTHER INCOME	—	7	—	44

INTEREST EXPENSE	(19)	(18)	(36)	(41)

LOSS BEFORE INCOME TAXES	(1,167)	(496)	(2,180)	(1,222)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLERS	$(1,167)	$(496)	$(2,180)	$(1,222)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	54,077	48,464	53,274	48,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,180)	$(1,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(8)	—
Depreciation and amortization	163	8
Stock based compensation	350	251
Changes in operating assets and liabilities:		(23)
Inventory	61	—
Accounts receivable	(14)	(64)
Other current assets	15	8
Accounts payable	(33)	(22)
Deferred revenue	319	323
Accrued liabilities	74	(41)
Other assets	165	(131)
Total adjustments	1,092	309

Net cash used in operating activities	(1,088)	(913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	—	(110)
Additions to fixed assets	(351)	(35)
Net cash used in investing activities	(351)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options and warrants exercised	690	195
Payments on notes and loan payables	(11)	(62)
Net cash provided by financing activities	679	133

NET CHANGE IN CASH AND CASH EQUIVALENTS	(760)	(925)
CASH AND CASH EQUIVALENTS, beginning of year	2,200	3,268
CASH AND CASH EQUIVALENTS, end of period	$1,440	$2,343
SUPPLEMENTAL SCHEDULE OF:
Cash paid for interest	$11	$1

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable into common stock	$—	$27
Deemed dividends in the form of convertible warrants into common stock	$231	$—
Conversion of interest to principal	$—	$23

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its majority owned subsidiary, InterScan, Inc. (“InterScan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2012, results of operations for the six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2012, it had an accumulated deficit of approximately $87.5 million. Through June 30, 2012, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation through multiyear contracts with Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt.

At June 30, 2012, the Company had negative working capital of approximately $1.0 million and stockholders’ equity of approximately $334,000, primarily due to the recurring losses. As of June 30, 2012, the Company was past due on payments due under its notes payable in the amount of approximately $393,000.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the first quarter of 2013, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such as under its development agreement with Konica Minolta and additional NCI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company expects to receive additional funding from Konica Minolta or other strategic partners as well as new federal grants that could bring in an additional $2.7 million. As of June 30, 2012 the Company had warrants exercisable for approximately 27.5 million shares of its common stock outstanding, a substantial majority of which have an exercise price of $0.65 per share. Through August 10, 2012, exercises of these warrants have generated approximately $2.5 million and would generate a total of approximately $18.0 million in cash, assuming full exercise. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the first quarter of 2013.

Assuming the Company receives Food and Drug Administration (“FDA”) approval for its LuViva cervical cancer detection device in 2012, the Company currently anticipates an early 2013 product launch in the United States. Product launch outside the United States is expected in the second half of 2012, but cannot be assured it will be able to launch on these timetables, or at all.

On July 18, 2012, the Company announced that CE Mark approval had been granted for the LuViva cervical cancer detection device. The CE Mark is required to sell products in the 27 nations that comprise the European Union (EU).The Company must continue to pass annual ISO audits of its quality system in order to maintain the CE Mark on its products.

On July 25, 2012, the Company announced that it met with the FDA on July 20, 2012 regarding efforts to gain premarket approval (“PMA”) for the LuViva cervical cancer detection device.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2011 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after June 30, 2012, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At June 30, 2012 and December 31, 2011, our inventories were as follows:

	June 30, 2012	December 31, 2011

Raw materials	$402,970	$433,007
Work in process	118,359	149,069
Finished goods	1,750	1,960
Inventory reserve	(64,036)	(64,036)
Total	$459,043	$520,000

Revenues

The majority of the Company’s revenues were from the Konica Minolta contract and NCI grant. Revenue from these entities totaled approximately $1.47 million or 98% and approximately $1.7 million or 99%, of total revenue for the six months ended June 30, 2012 and 2011, respectively. Revenue from these entities totaled approximately $785,000 or 97%, and approximately $913,000 or 98%, of total revenue for the three months ended June 30, 2012 and 2011, respectively

Accounts Receivable

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

Deferred Revenue

The Company defers payments received as revenue until earned based on the related contracts on a straight line basis, over the terms of the contract.

Valuation of Deferred Taxes

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

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments, including warrants issued to non-employees, based on the fair value at the date of issue. The fair value of the warrants at date of issuance is estimated using the Black-Scholes Model.

Other Income

Other income consists of reimbursement of contractual expenses with Konica Minolta for approximately $10,000 per month. For the six months ended June 30, 2012, other income of approximately $160,000, as well as approximately $98,000 for expense reimbursement related to a third part from our NIH grant, was classified as revenue. For the same period in 2011, approximately $44,000, was classified as other income.

3.    STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2012, stock-based compensation for options attributable to employees, officers and directors was approximately $152,000 and $350,000 respectively and has been included in the Company's second quarter 2012 statements of operations.  For the three and six months ended June 30, 2011, stock-based compensation for options attributable to employees, officers and directors was approximately $109,000 and $251,000 respectively and had been included in the Company's statements of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2012, the Company had approximately $1.8 million of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

4.     LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular period.

As of June 30, 2012 and December 31, 2011, there was no accrual recorded for potential losses related to pending litigation.

5.     STOCKHOLDERS' EQUITY

Common Stock

At June 30, 2012 the Company had authorized 100 million shares of common stock with $0.001 par value, 56,165,891 of which were outstanding as of June 30, 2012. On July 26, 2012, the Company amended its certificate of incorporation to increase the number of authorized shares to 145 million.

Preferred Stock

The Company has authorized 5 million shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock, none of which remain outstanding.

Stock Options

The Company has a 1995 stock option plan (the “Plan”) approved by its stockholders for officers, directors and key employees of the Company and consultants to the Company.  Participants are eligible to receive incentive and/or nonqualified stock options.  The aggregate number of shares that may be granted under the Plan is 13,255,219 shares.  Upon approval by the Company’s stockholders at the annual stockholders’ meeting in June 2012, the Plan was amended to increase the number of shares of common stock available for grant by 5 million shares. The Plan is administered by the compensation committee of the board of directors.  The selection of participants, grant of options, determination of price and other conditions relating to the exercise of options are determined by the compensation committee of the board of directors and administered in accordance with the Plan.

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options typically vest in installments of 1/48 of the options outstanding every month.

A summary of the Company’s activity under the Plan as of June 30, 2012 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price
Outstanding, January 1, 2012	6,862,167	$0.70
Granted	77,500	$0.81
Exercised	(231,461)	$0.27
Expired	(100,000)	$3.52
Outstanding, June 30, 2012	6,608,206	$0.68
Vested and exercisable, June 30, 2012	4,810,074	$0.47

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

Under the Plan, a total of 6,647,013 shares remained available at June 30, 2012, and 6,608,206 shares were outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 13,255,219 shares of common stock as of June 30, 2012.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

Warrants

In June 2012, the Company exchanged warrants exercisable for a total of 1,708,672 shares of common stock for three classes of new warrants exercisable for an agreed number of shares. The first class of warrants expire on September 15, 2012 and carry a per share exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of warrants carries a one year extension from the original expiration date and a per share exercise price of $0.65. The third class of warrants carry a two year extension from the original expiration date and a per share exercise price of $0.80. The exchange and the associated discounted exercise prices with varying expiration dates and changes in fair value resulted in a deemed dividend of approximately $231,000.

The following table summarizes transaction involving the Company’s outstanding warrants for the six months ended June 30, 2012:

Warrants
Outstanding, January 1, 2012	31,217,117
Issuances	—
Exercised	(3,749,503)
Outstanding, June 30, 2012	27,467,614

The Company had the following shares reserved for warrants outstanding as of June 30, 2012:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
2,384,937	(1)	$0.65	07/26/2012
24,298,760	(2)	$0.65	03/01/2013
245,970	(3)	$0.65	03/01/2014
245,971	(4)	$0.80	03/01/2015
6,790	(5)	$1.01	09/10/2015
285,186	(6)	$1.05	11/20/2016
27,467,614

(1)	Issued in connection with Series A conversion on February 26, 2010.
(2)	Issued in connection with various financings, but amended or originally issued on February 26, 2010.
(3)	Issued in exchange for previously issued warrants.
(4)	Issued in exchange for previously issued warrants.
(5)	Issued in conjunction with a private placement on September 10, 2010.
(6)	Issued in conjunction with a private placement on November 21, 2011.

On July 5, 2012, the Company completed an exchange offer in which it exchanged outstanding warrants with an excirse price of $0.65 per share for new warrants. See note 8.

6.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends, if any, by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 months straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,220 per month due February 2013. Interest is charged at a rate of 7.5%. At June 30, 2012, a balance of approximately $17,000 was outstanding, which is classified as current loan payable. For the same period in 2011, the balance was approximately $24,000.

Notes Payable – Past Due

At June 30, 2012 the Company was past due on two short-term notes for approximately $393,000 of principal and accrued interest. For the same period in 2011, the balance was approximately $340,000. These notes were due on demand and interest is charged at rates ranging between 15-18%.

8.     SUBSEQUENT EVENTS

On July 5, 2012, the Company completed an exchange offer for certain of its outstanding warrants to purchase up to an aggregate of approximately 28.4 million shares of its common stock. The warrants eligible for exchange had an exercise price of $0.65 per share and exercise periods ending on July 26, 2012 or March 1, 2013. The exchange offer expired on July 5, 2012. As of such date, holders of eligible warrants exercisable to purchase approximately 15,856,449 shares of the Company’s common stock had tendered such warrants for exchange. Those warrants tendered for exchange were exchanged for three classes of new warrants. New warrants exercisable for approximately 7.7 million shares of the Company’s common stock had an exercise price of $0.40 per share if exercised on or before July 15, 2012, $0.45 per share if exercised between July 16, 2012 and August 15, 2012, and $0.50 per share if exercised after August 15, 2012. These new warrants expire at the close of business on September 15, 2012. New warrants exercisable for approximately 151,000 shares and 3.9 million shares at $0.65 per share expire on July 26, 2013 and March 1, 2014, respectively. New warrants exercisable for approximately 151,000 shares and 3.9 million shares at $0.80 per share expire on July 26, 2014 and March 1, 2015, respectively. As of July 5, 2012, the Company has received approximately $2.5 million in cash proceeds from the exercise of new warrants issued in the exchange offer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" below and elsewhere in this report as well as in our annual report on Form 10-K for the year ended December 31, 2011. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2012, we have an accumulated deficit of about $87.5 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2012 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2012 and 2011, the majority of our revenues were from cash exercises of outstanding warrants in June 2012, private sales of our common stock, grants from the NCI and our collaborative arrangements with Konica Minolta. We expect that the majority of our revenue in 2012 will be derived from similar sources.

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

Stock Option Plan: We measure the cost of employees services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Warrants: We have issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. We record equity instruments, including warrants issued to non-employees, based on the fair value at the date of issue. The fair value of the warrants, at date of issuance, is estimated using the Black-Scholes Model.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue: Net revenue increased slightly to approximately $915,000 for the three months ended June 30, 2012 from $913,000 for the same period in 2011. Net revenue was slightly higher for the three months ended June 30, 2012, than the comparable period in 2011, due to timing of our revenue from contracts relating to our cervical cancer detection technology and the Biofield co-development agreement.

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices: Revenue from the sale of two LuViva demonstration devices for the quarter ended June 30, 2012, was approximately $29,000, with related cost of sales of approximately $75,000; resulting in a loss of approximately $46,000 on the devices. We did not have any sales of devices and, therefore, did not incur any cost of sales of devices, in the same period in 2011.

Research and Development Expenses: Research and development expenses increased to approximately $898,000 for the three months ended June 30, 2012, compared to $619,000 for the same period in 2011. The increase, of approximately $279,000, was primarily due to an increase in personnel expenses and materials for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $69,000 during the three months ended June 30, 2012, compared to $71,000 for the same period in 2011. The decrease, of approximately $2,000, was primarily due to slight decrease in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses: General and administrative expenses increased to approximately $1.1 million during the three months ended June 30, 2012, compared to $708,000 for the same period in 2011. The increase, of approximately $342,000 or 48%, is primarily related to a write-off of obsolete materials, due to improved technology and design of our device of approximately $270,000, and an increase in employee stock option expense of approximately $100,000, due to employee stock options granted in December 2011, as well as an increase in professional fees related to our products under development.

Other Income: Other income was zero for the three months ended June 30, 2012, compared to $7,000 for the same period in 2011. Other income for the three months ended June 30, 2011, was associated with an expatriate employee from Konica Minolta.

Interest Expense: Interest expense increased to approximately $19,000 for the three months ended June 30, 2012, as compared to expense of approximately $18,000, for the same period in 2011.

Net loss was approximately $1.2 million for the three months ended June 30, 2012, compared to a net loss of approximately $496,000 for the same period in 2011. The reasons for the decrease of $671,000 are described above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue:  Net revenue decreased to approximately $1.6 million for the three months ended June 30, 2012, from approximately $1.7 million for the same period in 2011. Net revenue was lower for the three months ended June 30, 2012, than the comparable period in 2011, due to the decrease in revenue from contracts relating to our cervical cancer detection technology and the Biofield co-development agreement.

Research and Development Expenses:  Research and development expenses increased to approximately $1.6 million for the six months ended June 30, 2012, compared to approximately $1.3 million for the same period in 2011.  The increase, of approximately $279,000, was due to an increase in personnel expenses and materials for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $139,000 during the six months ended June 30, 2012, compared to $120,000 for the same period in 2011. The increase, of approximately $19,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $2.0 million during the six months ended June 30, 2012, compared to approximately $1.5 million for the same period in 2011.  The increase of approximately $510,000 or 35% is primarily related to a one time write-off of obsolete materials, due to improved technology and design of our device of approximately $270,000, and an increase in employee stock option expense of approximately $100,000 due to employee stock options issued in December 2011, as well as an increase in professional fees, related to our products under development.

Other Income: Other income was zero for the six months ended June 30, 2012, compared to $44,000 for the same period in 2011. Other income for the six months ended June 30, 2011, was associated with a seconded employee from Konica Minolta.

Interest Expense:   Interest expense decreased to approximately $36,000 for the six months ended June 30, 2012, as compared to approximately $41,000 for the same period in 2011.  The decrease is primarily due to the decrease in interest expense on lower loan balances for the six months ended June 30, 2011.

Net loss was approximately $2.2 million during the six months ended June 30, 2012, compared to $1.2 million for the same period in 2011. The reasons for the decrease of approximately $958,000 are described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At June 30, 2012, we had cash of approximately $1.4 million and a negative working capital of approximately $1.0 million.

Our major cash flows for the six months ended June 30, 2012, consisted of cash out-flows of approximately $1.1 million from operations, including approximately $2.2 million of net loss, cash outflow of $351,000 from investing activities and net cash from financing activities of $678,000, which primarily represents the proceeds received from the exercise of outstanding warrants and options, offset in part by cash utilized for loan repayment.

On July 5, 2012, we completed an exchange offer for certain of our outstanding warrants to purchase up to an aggregate of approximately 28.4 million shares of our common stock. The warrants eligible for exchange had an exercise price of $0.65 per share and exercise periods ending on July 26, 2012 or March 1, 2013. The exchange offer expired on July 5, 2012. As of such date, holders of eligible warrants exercisable to purchase approximately 15,856,449 shares of our common stock had tendered such warrants for exchange. Those warrants tendered for exchange were exchanged for three classes of new warrants. New warrants exercisable for approximately 7.7 million shares of our common stock had an exercise price of $0.40 per share if exercised on or before July 15, 2012, $0.45 per share if exercised between July 16, 2012 and August 15, 2012, and $0.50 per share if exercised after August 15, 2012. These new warrants expire at the close of business on September 15, 2012. New warrants exercisable for approximately 151,000 shares and 3.9 million shares at $0.65 per share expire on July 26, 2013 and March 1, 2014, respectively. New warrants exercisable for approximately 151,000 shares and 3.9 million shares at $0.80 per share expire on July 26, 2014 and March 1, 2015, respectively. As of July 5, 2012, we have received approximately $ 2.5 million in cash proceeds from the exercise of new warrants issued in the exchange offer.

In June 2012, we extended our existing assigned task agreement with Konica Minolta for development of our biophotonic platform specific to the detection of esophageal cancer for an additional year, effective May 1, 2012.  In this agreement, we are providing Konica Minolta with technical, regulatory and clinical development of our biophotonic platform device for esophageal cancer detection.  We received approximately $1.72 million in 2011 from Konica Minolta under this development agreement and expect to receive a total of $1.6 million for the third year of development (May 1, 2012 to April 30, 2013).  Pursuant to the assigned task agreement, we retain all rights to use of our cervical cancer detection technology as applied to lung and biliary cancer (previously shared with Konica Minolta under the original assigned task agreement). Also in June 2012, we extended our collaboration agreement with Konica Minolta for the development of spectroscopic technology for an additional year, effective April 20, 2012. We have received $400,000 pursuant to this extension.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012. The controls and procedures currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these control deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2012 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2011, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 8-K, filed March 23, 2012).
10.1	Assigned Task Agreement (incorporated by reference to Exhibit 10.1 to the current Report.
10.2	Agreement for Collaboration (incorporated by reference to Exhibit 10.2 to the current Report on Form 8-K, filed June 26, 2012.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification.
101*	XBRL.

* To be furnished on Form 10-Q/A within 30 days of the filing date hereof, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 14, 2012

