Form 10-Q/A
period 2012-06-30
GUIDED THERAPEUTICS INC
filed 2012-08-24
CIK 924515

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on August 14, 2012 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T within the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 8-K, filed March 23, 2012).
10.1	Assigned Task Agreement (incorporated by reference to Exhibit 10.1 to the current Report.
10.2	Agreement for Collaboration (incorporated by reference to Exhibit 10.2 to the current Report on Form 8-K, filed June 26, 2012.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification.
101	XBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 24, 2012