Form 10-Q
period 2012-09-30
GUIDED THERAPEUTICS INC
filed 2012-11-13
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

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

Yes [   ]  No [X]

As of November 9, 2012, the registrant had outstanding 62,187,321 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in Thousands)
	AS OF
ASSETS	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$2,609	$2,200
Accounts receivable, net of allowance for doubtful accounts of $7 and $20 at September 30, 2012 and December 31, 2011	65	117
Inventory, net of reserves of $64 at September 30, 2012 and December 31, 2011	461	520
Other current assets	119	54
Total current assets	3,254	2,891

Property and equipment, net	1,270	1,033
Other assets	247	386
Total noncurrent assets	1,517	1,419

TOTAL ASSETS	$4,771	$4,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$—	$30
Current portion of long-term debt	11	25
Notes payable – past due	406	362
Accounts payable	1,040	1,102
Accrued liabilities	608	757
Deferred revenue	582	453
Total current liabilities	2,647	2,729
Long-term debt payable, less current portion	—	4
Total long-term liabilities	—	4

TOTAL LIABILITIES	2,647	2,733

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 145,000 and 100,000 shares authorized, 62,187 and 52,211 shares issued and outstanding, as of September 30, 2012 and December 31, 2011, respectively	62	52
Additional paid-in capital	92,973	86,614
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(90,911)	(85,089)

TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	2,020	1,473

Non-controlling interest	104	104

TOTAL STOCKHOLDERS’ EQUITY	2,124	1,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,771	$4,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Per Share Data)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2012	2011	2012	2011
REVENUE:
Contract and grant revenue	$693	$1,021	$2,326	$2,701

Sales – devices and disposables	43	—	72	—
Cost of goods sold	55	—	130	—
Gross Loss	(12)	—	(58)	—

COSTS AND EXPENSES:
Research and development	787	709	2,397	2,024
Sales and marketing	132	80	271	200
Claim settlement	—	2,285	—	2,285
General and administrative	732	596	2,714	2,066
Total	1,651	3,670	5,382	6,575

Operating loss	(970)	(2,649)	(3,114)	(3,874)

OTHER INCOME	—	9	—	53

INTEREST EXPENSE	(16)	(21)	(52)	(62)

LOSS BEFORE INCOME TAXES	(986)	(2,661)	(3,166)	(3,883)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLERS	$(986)	$(2,661)	$(3,166)	$(3,883)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.05)	$(0.06)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	60,827	48,813	55,810	48,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,166)	$(3,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	(8)	—
Depreciation and amortization	258	18
Stock based compensation	493	347
Issuance of warrants in connection with settlement of claim	—	2,285
Changes in operating assets and liabilities:
Inventory	60	—
Accounts receivable	59	(39)
Other current assets	(64)	(10)
Accounts payable	(62)	220
Deferred revenue	129	39
Accrued liabilities	44	(156)
Other assets	139	(585)
Total adjustments	1,048	2,119

Net cash used in operating activities	(2,118)	(1,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	—	(184)
Additions to fixed assets	(496)	(264)
Net cash used in investing activities	(496)	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options and warrants exercised	3,072	245
Payments on notes and loan payables	(50)	(173)
Net cash provided by financing activities	3,022	72

NET CHANGE IN CASH AND CASH EQUIVALENTS	409	(2,141)
CASH AND CASH EQUIVALENTS, beginning of year	2,200	3,268
CASH AND CASH EQUIVALENTS, end of period	$2,609	$1,128
SUPPLEMENTAL SCHEDULE OF:
Cash paid for interest	$12	$2

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of notes payable into common stock	$—	$27
Deemed dividends in the form of warrants to purchase common stock	$2,654	$—
Conversion of interest to principal	$—	$25
Conversion of deferred compensation into common stock	$148	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its majority owned subsidiary, InterScan, Inc. (“InterScan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company.” Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2012, it had an accumulated deficit of approximately $90.9 million. Through September 30, 2012, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Notwithstanding the foregoing, the Company believes it has made progress in stabilizing its financial situation by execution of multiyear contracts with Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt.

At September 30, 2012, the Company had working capital of approximately $607,000 and it had stockholders’ equity of approximately $2.0 million, primarily due to the recurring losses, offset in part by the recognition of the warrants exchanged as part of the Warrant Exchange Program. As of September 30, 2012, the Company was past due on payments due under its notes payable in the amount of approximately $406,000.

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

The Company could receive additional funding from Konica Minolta or other strategic partners as well as new federal grants that could bring in an additional $2.7 million. As of September 30, 2012, the Company had warrants exercisable for approximately 20.8 million shares of its common stock outstanding, a substantial majority of which have an exercise price of $0.65 and $0.80 per share. Through September 30, 2012, exercises of warrants have generated approximately $3.0 million and would generate a total of approximately $14.2 million in cash, assuming full exercise. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the first quarter of 2013.

Assuming the Company receives Food and Drug Administration (“FDA”) approval for its LuViva cervical cancer detection device in early 2013, the Company currently anticipates a late 2013 product launch in the United States. Product launch outside the United States commenced, as expected, in the second half of 2012, but the Company cannot be assured it will be able to continue its product launch on these timetables, or at all.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2011 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after September 30, 2012, are not expected to have a significant effect on the Company’s financial position or results of operations.

Cash and Cash Equivalents

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At September 30, 2012 and December 31, 2011, our inventories were as follows:

	September 30, 2012	December 31, 2011
Raw materials	$475,662	$433,007
Work in process	47,760	149,069
Finished goods	1,750	1,960
Inventory reserve	(64,036)	(64,036)
Total	$461,136	$520,000

Significant Customers

The majority of the Company’s revenues were from the Konica Minolta contracts and the NCI grant. Revenue from these sources totaled approximately $2.3 million or 98% and approximately $2.7 million or 99% of total revenue for the nine months ended September 30, 2012 and 2011, respectively. Revenue from these sources totaled approximately $693,000 or 98% and approximately $1.0 million or 99% of total revenue for the three months ended September 30, 2012 and 2011, respectively. Receivables from these customers accounted for 51% and 48% of total receivables at September 30, 2012 and December 31, 2011, respectively.

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

Valuation of Deferred Taxes

We account for income taxes in accordance with the liability method. Under the liability method, we recognize deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2011, the Company has approximately $56.2 million of Net Operating Loss (NOL) carry forward. There is no provision for income taxes at September 30, 2012, due to the NOL. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

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

3.    STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2012, stock-based compensation for options attributable to employees, officers and directors was approximately $143,000 and $493,000, respectively, and has been included in the Company's third quarter 2012 statement of operations.  For the three and nine months ended September 30, 2011, stock-based compensation for options attributable to employees, officers and directors was approximately $96,000 and $347,000, respectively, and has been included in the Company's third quarter 2011 statement of operations. Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2012, the Company had approximately $1.6 million of unrecognized compensation expense related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

4.     LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular period.

As of September 30, 2012 and December 31, 2011, there was no accrual recorded for any potential losses related to pending litigation.

5.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, 62,187,321 of which were outstanding as of September 30, 2012. For the quarter ended September 30, 2012, we issued 6,297,258 shares, in connection with the exercise of outstanding warrants.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock. None of the Company’s preferred stock was outstanding at September 30, 2012.

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

A summary of the Company’s activity under the Plan, as of September 30, 2012, and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price
Outstanding, January 1, 2012	6,862,167	$0.70
Granted	82,500	$0.80
Exercised	(231,461)	$0.27
Expired	(144,000)	$2.87
Outstanding, September 30, 2012	6,569,206	$0.67

Vested and exercisable, September 30, 2012	4,921,215	$0.48

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

Under the Plan, a total of 6,686,013 shares remained available at September 30, 2012, and 6,569,206 shares were outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 13,255,219 shares of common stock as of September 30, 2012.  The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

In January 2002, the Company assumed the Sterling Medivations 2000 Stock Option Plan, which authorizes the issuance of up to 93,765 shares of the Company’s common stock.  No options have been issued under this plan.

Warrants

In July 2012, the Company completed a warrant exchange program, pursuant to which it exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. These exchanges resulted in a deemed dividend of approximately $2.65 million, reflected as a non-cash disclosure in this quarterly financial statement of cash flows. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80. As of September 30, 2012, the Company had issued 7,042,689 shares of common stock and received approximately $2.9 million in cash, in connection with the exercise of the first class of new warrants (the remainder of which, previously exercisable for 774,192 shares of common stock, expired pursuant to their terms).

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2012:

Warrants (Underlying Shares)
Outstanding, January 1, 2012	31,217,117
Issuances	—
Canceled / Expired	(844,966)
Exercised	(9,570,639)
Outstanding, September 30, 2012	20,801,512

The Company had the following shares reserved for the warrants outstanding as of September 30, 2012:

Warrants		Exercise	Expiration
(Underlying Shares)		Price	Date
12,384,777	(1)	$0.65	03/01/2013
471,856	(2)	$0.65	07/26/2013
3,590,525	(3)	$0.65	03/01/2014
471,856	(4)	$0.80	07/26/2014
3,590,522	(5)	$0.80	03/01/2015
6,790	(6)	$1.01	09/10/2015
285,186	(7)	$1.05	11/20/2016
20,801,512

(1)	Consists of outstanding warrants issued in connection with various financings, but amended or originally issued on February 26, 2010 to expire on March 1, 2013.
(2)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012, to expire on July 26, 2013.
(3)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012, to expire on March 1, 2014.
(4)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012, to expire on July 26, 2014.
(5)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012, to expire on March 1, 2015.
(6)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010, to expire on September 10, 2015.
(7)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011, to expire on November 20, 2016.

6.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 months straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,220 per month, due February 2013. Interest is charged at a rate of 7.5%. At September 30, 2012, a balance of approximately $11,000 was outstanding, which is classified as current loan payable. For the same period in 2011, the balance was approximately $36,000.

Notes Payable – Past Due

At September 30, 2012 the Company was past due on two short-term notes for approximately $406,000 of principal and accrued interest. For the same period in 2011, the balance was approximately $353,000. These notes were due on demand and interest is charged at rates ranging between 15-18%.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2011. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2012, we had an accumulated deficit of about $90.9 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2012 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2011 and 2010, the majority of our revenues were from private sales of our common stock, grants from the NCI and our collaborative arrangements with Konica Minolta. We expect that the majority of our revenue in 2012 will be derived from similar sources, as well as cash received upon exercise of outstanding warrants.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue: Net revenue decreased to approximately $693,000 for the three months ended September 30, 2012 from approximately $1.0 million for the same period in 2011. Net revenue was lower for the three months ended September 30, 2012 than the comparable period in 2011, due to the decrease in revenue from contracts relating to our cervical cancer detection technology and the Konica Minolta co-development agreement.

Sales Revenue, Cost of Sales and Gross Loss from Devices: Revenue from the sale of a demonstration LuViva device, for the quarter ended September 30, 2012, was approximately $43,000, with related cost of sales of approximately $55,000; resulting in a loss of approximately $12,000 on the device. We did not have any sales of devices and, therefore, did not incur any cost of sales of devices, in the same period in 2011.

Research and Development Expenses: Research and development expenses increased to approximately $787,000 for the three months ended September 30, 2012, compared to $709,000 for the same period in 2011. The increase, of approximately $78,000, was primarily due to an increase in research and development expenses for the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $132,000 during the three months ended September 30, 2012, compared to $80,000 for the same period in 2011. The increase, of approximately $52,000, was primarily due to an increase in expenses relating to international marketing efforts for our cervical cancer detection products in development.

General and Administrative Expenses: General and administrative expenses decreased to approximately $732,000 during the three months ended September 30, 2012, compared to $2.9 million for the same period in 2011. The decrease of approximately $2.1 million is primarily related to the issuance of warrants exercisable for 2.6 million shares of common stock in connection with settlement of a claim during the three months ended September 30, 2011.

Other Income: Other income was zero for the three months ended September 30, 2012, compared to $9,000 for the same period in 2011. Other income for the three months ended September 30, 2011, was associated with a seconded employee from Konica Minolta.

Interest Expense: Interest expense decreased to approximately $16,000 for the three months ended September 30, 2012, as compared to expense of approximately $21,000, for the same period in 2011. The decrease in interest expense was a result of lower loan balances for the three months ended September 30, 2012.

Taxes: There is no provision for income taxes, for the three months ended September 30, 2012, due to the approximately $56.2 NOL carry forward at December 31, 2011. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Net loss was approximately $986,000 for the three months ended September 30, 2012, compared to a net loss of approximately $2.7 million for the same period in 2011, for the reasons described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue:  Net revenue decreased to approximately $2.3 million for the nine months ended September 30, 2012, from approximately $2.7 million for the same period in 2011. Net revenue was lower for the nine months ended September 30, 2012, than the comparable period in 2011, due to the decrease in revenue from contracts relating to our cervical cancer detection technology and the KMOT co-development agreement.

Sales Revenue, Cost of Sales and Gross Loss from Devices: Revenue from the sale of a demonstration LuViva device, for the nine months ended September 30, 2012, was approximately $72,000, with related cost of sales of approximately $130,000; resulting in a loss of approximately $58,000 on the device. We did not have any sales of devices and, therefore, did not incur any cost of sales of devices in the same period in 2011.

Research and Development Expenses:  Research and development expenses increased to approximately $2.4 million for the nine months ended September 30, 2012, compared to approximately $2.0 million for the same period in 2011.  The increase, of approximately $373,000, is due to an increase in expenses for research and development of the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $271,000 during the nine months ended September 30, 2012, compared to $200,000 for the same period in 2011. The increase, of approximately $71,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $2.7 million during the nine months ended September 30, 2012, compared to approximately $4.4 million for the same period in 2011.  The decrease of approximately $1.7 million is primarily related to approximately $2.1 million in cost related to the issuance of warrants exercisable for 2.6 million shares of common stock in connection with settlement of a claim during the nine months ended September 30, 2011, offset in part by (1) a one-time write-off of obsolete materials, due to improved technology and design of our device of approximately $270,000, (2) an increase in employee stock option expense of approximately $127,000, due to employee stock options, and (3) an increase in professional fees, related to our products under development.

Other Income: Other income was zero for the nine months ended September 30, 2012, compared to $53,000 for the same period in 2011. Other income for the nine months ended September 30, 2011, was associated with a seconded employee from Konica Minolta.

Interest Expense:   Interest expense decreased to approximately $52,000 for the nine months ended September 30, 2012, as compared to approximately $62,000 for the same period in 2011.  The decrease is primarily due to the decrease in interest expense on lower loan balances for the nine months ended September 30, 2012.

Taxes: There is no provision for income taxes, for the nine months ended September 30, 2012, due to the approximately $56.2 NOL carry forward at December 31, 2011. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Net loss was approximately $3.2 million during the nine months ended September 30, 2012, compared to approximately $3.9 million for the same period in 2011, for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements and grants. At September 30, 2012, we had cash of approximately $2.6 million and working capital of approximately $607,000.

Our major cash flows for the nine months ended September 30, 2012, consisted of cash out-flows of approximately $2.1 million from operations, including approximately $3.2 million of net loss, cash outflow of $496,000 from investing activities and net cash from financing activities of approximately $3.0 million, which primarily represents the proceeds received from the exercise of outstanding warrants and options, offset in part by cash utilized for loan repayment.

In July 12, 2012, we completed a warrant exchange program, pursuant to which we exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80. As of September 30, 2012, we had issued 7,042,689 shares of common stock and received approximately $2.9 million in cash, in connection with the exercise of the first class of new warrants (the remainder of which, previously exercisable for 774,192 shares of common stock, expired pursuant to their terms).

In June 2012, we extended our existing agreement with Konica Minolta for development of our biophotonic platform specific to the detection of esophageal cancer for an additional year, effective May 1, 2012.  In this agreement, we are providing Konica Minolta with technical, regulatory and clinical development of our biophotonic platform device for esophageal cancer detection.  We received approximately $1.72 million in 2011 from Konica Minolta under this development agreement and expect to receive a total of $1.6 million for the third year of development (May 1, 2012 to April 30, 2013).  Pursuant to the assigned task agreement, we retain all rights to use of our cervical cancer detection technology as applied to lung and biliary cancer (previously shared with Konica Minolta under the original assigned task agreement). Also in June 2012, we extended our collaboration agreement with Konica Minolta for the development of spectroscopic technology for an additional year, effective April 20, 2012. We have received $400,000 pursuant to this extension.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012. The controls and procedures currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2012 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 13, 2012

