Form 10-K
period 2012-12-31
GUIDED THERAPEUTICS INC
filed 2013-03-27
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $44,097,260 as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sales price of the registrant’s Common Stock of $0.79, reported for such date by the OTC Bulletin Board.

As of March 26, 2013, the registrant had outstanding 64,821,980 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

2

PART I

Item 1. Business

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our LuViva™ non-invasive cervical cancer detection device and extension of our cancer detection technology into other cancers, especially esophageal. Our technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Non-Invasive Cervical Cancer Detection

We believe LuViva will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe LuViva can improve patient well-being and reduce healthcare costs, since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care.  We completed enrollment in our U.S. Food and Drug Administration (“FDA”) pivotal trial of LuViva in 2008 and on November 18, 2010, the FDA accepted our completed premarket approval (“PMA”) application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 12, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. On November 14, 2012 we filed an amended PMA with FDA. Assuming we receive FDA approval in 2013, we currently anticipate a late 2013 or early 2014 product launch, but cannot be assured we will be able to launch on that timetable, or at all.

Other Cancers

We believe our non-invasive cervical cancer detection technology can be applied to other cancers as well. To that end, from 2008 until early 2013 we had worked exclusively with Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”), to adapt our cervical cancer detection technology primarily for the detection of esophageal cancer. On February 6, 2013, we announced that we had terminated and replaced our existing agreements with Konica Minolta with a new license agreement allowing us to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on our biophotonic technology platform (see “—Lung and Esophageal Cancer Detection —Konica Minolta”).

Our Business Strategy

Our mission is to build a profitable business that develops and commercializes medical products that improve people’s lives and increases stockholder value. To achieve this mission, we have completed the FDA pivotal trial for our first product, called LuViva, filed our PMA application with the FDA, and have raised capital for the development and launch of the LuViva device system. Development of our cancer diagnostic technology has been financed to date through a combination of government grants, strategic partners and direct investment. Bringing LuViva to market is the main focus of our business. In order to adequately finance the completion of the FDA review process, complete product development, and prepare for marketing of LuViva, additional capital will be needed; however, we cannot be assured of the availability of adequate capital (see Item 1A. “Risk Factors”).

We believe that our technology, as developed for cervical cancer detection, can be modified and then applied to other cancers. Because development of our technology for additional cancers is costly and resource intensive, we sought a strategic partner to help defray costs and otherwise assist in the expansion of our cancer detection technology into other cancers. This resulted in our various collaborative agreements with Konica Minolta, including agreements related to the development of a prototype device specifically for esophageal cancer detection and our current license agreement with Konica Minolta (see “—Lung and Esophageal Cancer Detection —Konica Minolta”). Subsequent to December 31, 2012, the Company does not anticipate receiving future funding from Konica Minolta for research and development activities and the Company has reached an agreement with Konica Minolta to license certain of their technology.

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

Cervical Cancer Market

The National Cancer Institute (“NCI”) estimates that in 2013, about 12,340 cases of invasive cervical cancer will be diagnosed and about 4,030 women will die from cervical cancer in the United States. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 470,000 new cases reported each year.

We believe that our major market opportunities related to cervical cancer are in diagnosis and screening. Since the introduction of better screening and diagnostic methods, the number of cervical cancer deaths in the United States has declined dramatically, due mainly to the increased use of the Pap test. However, over the last five years, the incidences have been increasing. Moreover, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for Health Care Policy and Research published in 1999 showed Pap test performance ranging from a sensitivity of 22% and specificity of 78% to sensitivity of 95% and specificity of 10%. About 60 million Pap tests are given annually in the United States. The average price of a Pap test in the United States is about $26. New technologies improving the sensitivity and specificity of the Pap test have recently been introduced and are finding acceptance in the marketplace.

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

Our Non-invasive Cervical Cancer Product

LuViva is a non-invasive cervical cancer detection product, based on our proprietary biophotonic technology. The device is designed to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to indicate the likelihood of cervical cancer or precancers and/or to produce a map or image of diseased tissue. This test, unlike the Pap test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. Our system also could allow doctors to make intelligent choices in triaging patients for biopsy or treatment and potentially for selecting biopsy sites that could be expanded for use in assisting in the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also designed to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to launch LuViva first in Canada and the developed countries of Europe, while continuing steps to procure FDA approval in the United States.

To date, more than 3,000 women have been tested with various LuViva prototype devices in multiple clinical settings. During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population included 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue-specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 patients included in this study, 20 had high-grade precancers, 36 had low-grade precancers, 146 had benign lesions and 116 had normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

In 2005, we continued to conduct our pivotal clinical trial, which had collected data on over 900 women by the end of the year. In 2005, we also completed work on our commercial prototype. In 2006 and 2007, we continued to enroll subjects in our pivotal clinical trial and, by the end of 2007, had enrolled 1,400 subjects.

In September 2006, we announced that the National Cancer Institute (“NCI”) awarded a grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology. This grant was used to further the ongoing FDA pivotal clinical trial. In 2006 and 2007, we received approximately $523,000 and $398,000, respectively, of NCI grant funds. On October 5, 2009, we were awarded a $2.5 million matching grant by the NCI to bring to market and expand the array features for LuViva. The award provided resources to complete the regulatory process and begin manufacturing ramp up for LuViva and a single-patient-use disposable patient interface for the device and will be received over a period of three years. Under the award, we recorded revenue of approximately $68,000 in 2012 and approximately $912,000 in 2011. We are eligible to receive a maximum of approximately $150,000 in 2013.

On February 23, 2012, we announced that we had successfully completed an audit of our quality system and were recertified under ISO 13485:2003. This designation means that we are eligible to issue a conformity mark (“CE mark”) for LuViva once development is complete. The CE mark is necessary to sell LuViva in the European Union and certain other markets. On October 4, 2011, we announced that LuViva was selected for inclusion in a review of new technologies by the United Kingdom’s NICE program. On December 14, 2011, we announced that Health Canada granted marketing approval for the device.

We completed enrollment in our FDA pivotal trial in 2008 and on November 18, 2010, the FDA accepted our completed PMA application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 12, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. Assuming we receive FDA approval in 2013, we currently anticipate a late 2013 or early 2014 product launch, but cannot be assured we will be able to launch on that timetable, or at all.

Sales or leases of LuViva are expected to include a single-patient-use disposable patient interface. We expect the device itself to be priced at less than $20,000, with the disposable interface priced around $30 to $40. Profit margins on the disposable are expected to be approximately 90%. In the United States, we plan on establishing and training a 10-person sales force during the first year after launch, which will initially focus on early adopters in the larger population centers. Internationally, we plan on contracting with country-specific or regional distributors. We believe that the international market will be larger than the U.S. market. We have been in contact with more than 100 potential distributors, have formal distribution agreements in place covering 15 countries and expect to announce additional agreements over the next several months.

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

Lung and Esophageal Cancer Detection

According to the World Health Organization, there are 1.2 million cases of lung cancer diagnosed each year worldwide, with at least half of these resulting in death. In the United States, lung cancer is the leading cause of death due to cancer, with 228,190 new cases and more than 159,480 deaths annually, according to the NCI’s 2013 estimates. Lung cancer is also a serious health issue in other parts of the world where cigarette smoking is endemic (Japan, for example, with more than 63,000 deaths annually). Despite this enormous and tragic toll, no effective method of early screening has been able to improve upon these rates. Historically, chest x-rays have been employed, but typically these identify later stage cancers, which are difficult to cure. Sputum tests to identify cancer markers in at-risk individuals have not been widely adopted and CT or other scanning technology is likely to be too expensive in the foreseeable future for screening or widespread use. Once a mass has been identified, usually by chest x-ray or physical symptoms such as bloody sputum, a bronchoscopy with biopsy and histopathological diagnosis of the mass is performed.

Worldwide, new cases of esophageal cancer are estimated at 410,000, with more than 17,990 new cases and 15,210 deaths in the United States alone, according to the NCI’s 2013 estimates. A precursor to esophageal cancer is a condition known as Barrett’s esophagus, which is caused by excessive acid reflux. Patients with this condition may be subjected to repeated and sometimes poorly directed biopies of areas of the esophagus thought to contain cancerous or preceancerous (neoplastic) cells. Because there may be several areas of suspicion, the clinical challenge is to try to identify those areas of the esophagus with greatest likelihood of neoplastic change. Endoscopic techniques, using regular white light, have only limited ability to accomplish this and defensively-minded practitioners often resort to multiple biopsies that are expensive and painful in order to increase the odds of finding disease.

Since the processes associated with cancer development show similarities between cervical cancer and other cancers, we believe our technology, if integrated with an endoscopic system, may have the potential to more accurately, or in an earlier state, detect lung and esophageal cancers and precancers. To that end, we have worked with Konica Minolta to adapt our cervical cancer detection technology for detection of lung cancer and esophageal cancer (see “—Konica Minolta”). However, we are only in the early stages of clinical trials to evaluate this potential. We recently announced that we had received Institutional Review Board approval for testing the technology in humans and were granted a non-significant risk designation for the device. We have two clinics in the Atlanta, Georgia metropolitan area where we have been conducting a small scale study. The goal of the study, completed in 2012, was to establish feasibility of the product design and clinical implementation. As part of our feasibility study, qualified subjects underwent a standard EGD (Esophago Gastro Duodenoscopy) procedure and measurements with our device. Biopsy samples were taken in accordance with the standard of care.

Konica Minolta

Since April 2008, we have worked with Konica Minolta to explore the feasibility of adapting our microporation and biophotonic cancer detection technologies to other areas of medicine and to determine potential markets for these products in anticipation of a development agreement.

On April 28, 2009, we signed a one-year exclusive negotiation and development agreement of optimization of our microporation system for manufacturing, regulatory approval, commercialization and clinical utility with Konica Minolta. We renewed the agreement in 2010, 2011 and 2012 for additional one-year terms and changed the licensed technology to our biophotonic cancer detection technology.  We received approximately $750,000 in 2011 from Konica Minolta under this option to license agreements and received a total of $400,000 in 2012.

On January 28, 2010, we entered into another agreement with Konica Minolta for development of our biophotonic platform specific to the detection of esophageal cancer.  In this agreement, we provided Konica Minolta with technical, regulatory and clinical development of our biophotonic platform device for esophageal cancer detection.  In March 2011, we extended this agreement for an additional year, effective May 1, 2011.  We received approximately $1.72 million in 2011 from Konica Minolta under these development agreements and received a total of $1.3 million for the third year of development (original period of May 1, 2012 to April 30, 2013). In February 2013, we replaced our existing agreements with Konica Minolta with a new agreement, pursuant to which, subject to the payment of a nominal license fee due upon FDA approval, Konica Minolta has granted us a five-year, world-wide, non-transferable and non-exclusive right and license to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on our biophotonic technology platform. The license permits us to use certain related intellectual property of Konica Minolta. In return for the license, we have agreed to pay Konica Minolta a royalty for each licensed product we sell. We continue to have the right to seek new collaborative partners to further develop our technology. Subsequent to December 31, 2012, the Company does not anticipate receiving future funding from Konica Minolta for research and development activities.

Research, Development and Engineering

To date, we have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technologies, as well as our since-discontinued glucose monitoring, diabetes detection, infant jaundice products. From inception in 1992 to December 31, 2012, we have incurred about $58.4 million in research and development expenses, net of about $24.6 million reimbursed through collaborative arrangements and government grants. Research and development costs were about $3.2 million and $2.8 million in 2012 and 2011, respectively.

Since 2008, we have focused our research and development and our engineering resources almost exclusively on development of our biophotonic cancer detection technology, with only limited support of other programs funded through government contracts or third party funding. Because we have not yet launched commercial versions of our technology, only prototypes of our cervical cancer detection product have been tested. Because our research and clinical development programs for other cancers are at a very early stage, substantial additional research and development and clinical trials will be necessary before commercial prototypes of our cancer detection products can be produced.

Several of the components used in our product or planned products are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products.

Manufacturing, Sales Marketing and Distribution

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. We will need to develop additional expertise in order to successfully manufacture market and distribute any future products.

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. As of December 31, 2012, we have 18 granted U.S. patents relating to our biophotonic cancer detection technology and four pending U.S. patent applications. We also have three granted patents that apply to our interstitial fluid analysis system.

Any of the patents held directly by us or licensed by us from third parties, or any of the processes used in the manufacture of our products, may be successfully challenged, invalidated or circumvented. Additionally, we may not otherwise be able to rely on these patents. In addition, we cannot be sure that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in foreign markets. If any of our patents are successfully challenged, invalidated or circumvented or our rights or ability to manufacture our products were to be proscribed or limited, our ability to continue to manufacture and market our products could be adversely affected, which would likely have a material adverse effect upon our business, financial condition and results of operations.

Competition

The medical device industry in general and the markets for cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of cervical cancer detection and prevention products.

Current cervical cancer screening tests, primarily the Pap test and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as MediSpectra, Inc. (since acquired by Spectrascience, Inc.). MediSpectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers. The limited approval limits use of the MediSpectra device only after a colposcopy, as an adjunct. We will be required to develop devices that are more accurate, easier to use or less costly to administer to create devices that have a competitive advantage.

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

An adverse determination or a request for additional information could delay the market introduction of new products that fall into this category, such as LuViva, which could have a material adverse effect on our business, financial condition and results of operations. For LuViva, any of our future products that have to be cleared through the PMA or 510(k) process, including modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new PMA application and approval or a 510(k) premarket notification. Any modified device for which a new PMA or 510(k) premarket notification is required cannot be distributed until the PMA is approved or 510(k) clearance is obtained. We may not be able to obtain PMA approval or 510(k) clearance in a timely manner, if at all, for LuViva or any future devices or modifications to LuViva or such devices for which we may submit a PMA 510(k) application.

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

Employees and Consultants

As of December 31, 2012, we had 34 regular employees and consulting or other contract arrangements with six additional persons to provide services to us on a full- or part-time basis. Of the 40 people employed or engaged by us, 22 are engaged in research and development activities, four are engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, five are engaged in manufacturing and development, and eight are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Although we will be required to raise additional funds by the second quarter of 2013, there is no assurance that such funds can be raised on terms that we would find acceptable, or at all.

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

Because we must obtain additional funds through further financing transactions or through new collaborative arrangements in order to execute our plans to launch our cervical cancer detection product line and to generate revenue from operations, there exists substantial doubt about our ability to continue as a going concern. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2012, indicates that there is substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $91.7 million at December 31, 2012, summarized as follows:

Accumulated deficit from inception to fiscal year ended 2010	$78.4 million

Net Loss for fiscal year 2011, ended 12/31/2011	$6.6 million

Accumulated deficit at fiscal year ended 12/31/2011	$85.0 million

Net Loss for fiscal year 2012, ended 12/31/2012	$4.4 million

Deemed dividends for fiscal year 2012, ended 12/31/2012	$2.7 million

Accumulated deficit, from inception to 12/31/2012	$92.1 million

In addition, we are also in default on payments due on some short-term loans.

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

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically financed our operations though the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. We believe funds on hand as of date of this report, along with funds from government contracts and grants, and collaborative arrangements with new partners, will be sufficient to support planned operations through the second quarter of 2013, but will not be sufficient to fund our planned operations to the point of commercial introduction of our LuViva cervical cancer detection device. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Further, financing our operations through the public or private sale of debt or equity may involve restrictive covenants or other provisions that could limit how we conduct our business or financing our operations. Financing our operations through collaborative arrangements generally means that the obligations of the collaborative partner to fund our expenditures are largely discretionary and depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or the collaborative partner may not continue to fund our expenditures.

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $91.7 million at December 31, 2012.

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

As of December 31, 2012, we have been issued, or have rights to, 21 U.S. patents (including those under license).  In addition, we have filed for, or have rights to, four U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 26.4% of our outstanding common stock as of December 31, 2012. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

None.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at March 26, 2013 was 224.

The high and low sales prices for the calendar years 2012 and 2011, as reported by the OTCBB, are as follows:

	2012		2011
	HIGH	LOW	HIGH	LOW
First Quarter	$1.74	$0.69	$1.46	$0.77
Second Quarter	$0.90	$0.64	$1.07	$0.85
Third Quarter	$0.94	$0.68	$1.00	$0.74
Fourth Quarter	$0.76	$0.52	$1.52	$0.69

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

Securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,463,206	$0.67	6,792,013
Equity compensation plans not approved by security holders	—	—	—
TOTAL	6,463,206	$0.67	6,792,013

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our LuViva non-invasive cervical cancer detection device and extension of our cancer detection technology into other cancers, including esophageal. Our technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2012, we have an accumulated deficit of about $92.1 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2013 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2012 and 2011, the majority of our revenues were from grants from the NCI and NHI and our collaborative arrangements with Konica Minolta. We expect that the majority of our revenue in 2013 will be derived from similar sources.

Recent Developments

As of March 26, 2013, we have received a total of $4.6 million from the exercise of outstanding warrants to purchase an aggregate of 8.3 million shares of our common stock. On February 6, 2013, we announced that we had terminated and replaced our existing agreements with Konica Minolta with a new license agreement allowing us to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on our biophotonic technology platform (see “—Lung and Esophageal Cancer Detection —Konica Minolta”).

In February 2013, we replaced our existing agreements with Konica Minolta with a new agreement, pursuant to which, subject to the payment of a nominal license fee due upon FDA approval, Konica Minolta has granted us a five-year, world-wide, non-transferable and non-exclusive right and license to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on our biophotonic technology platform. The license permits us to use certain related intellectual property of Konica Minolta. In return for the license, we have agreed to pay Konica Minolta a royalty for each licensed product we sell. We continue to have the right to seek new collaborative partners to further develop our technology. Subsequent to December 31, 2012, the Company does not anticipate receiving future funding from Konica Minolta for research and development activities.

On February 23, 2012, we announced that we had successfully completed an annual audit of our quality system necessary to maintain our ISO 13485 certification, a requirement to secure the Edition 3 CE Mark for sale of LuViva in the European Union. On February 14, 2013, we announced that we passed our annual independent quality audit and, with all external and mechanical testing completed, plan to apply the Edition 3 CE Mark to LuViva for expanded commercial introduction of the product in select European countries. Passing the annual ISO audit and completing all the testing required to apply the Edition 3 CE Mark to LuViva are major accomplishments for us and allows management to accelerate its planned product rollout, in tandem with production ramp up.

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

Results of Operations

Comparison of 2012 and 2011

General: Net loss attributable to common stockholders decreased to approximately $4.4 million or $0.08 per share in 2012, from $6.6 million or $0.14 per share in 2011.

Revenue from Grants and other Agreements: Total revenues decreased to approximately $3.3 million in 2012, from $3.6 million in 2011. During the years ended December 31, 2012 and 2011, we recorded revenue of approximately $68,000 and $912,000 from the NCI grant, respectively. In 2012, we recorded approximately $2.5 million of revenue was recorded in connection with our agreements with Konica Minolta, compared to approximately $2.0 million for the same period in 2011. There were no costs of sales associated with this revenue in 2012 and 2011.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenue from the sale of demonstration LuViva devices, for the year ended December 31, 2012 and 2011, were approximately $72,000 and $25,000, respectively. Related cost of sales were approximately $130,000 and $106,000, respectively, which resulted in a gross loss on the device of approximately $58,000 and $81,000, respectively.

Claim Settlement: Claim settlement expense was approximately $3.6 million in 2011, and consisted of a one-time expense associated with the issuance of warrants to purchase approximately 2.6 million shares of our common stock in settlement of a claim There were no expenses for claim settlement in the year ended December 31, 2012.

Research and Development Expenses: Research and development expenses increased to approximately $3.2 million in 2012, compared to approximately $2.8 million in 2011, due to an increase in expenses associated with preparation for production of demonstration devices and new engineers hired in 2011.

Sales and Marketing Expenses: Sales and marketing expenses increased to approximately $424,000 in 2012, compared to approximately $287,000 in 2011, due to an increase in expenses associated with preparation for the marketing efforts for LuViva.

General and Administrative Expense: General and administrative expense increased to about $3.9 million in 2012, from about $3.6 million in 2011. The increase is primarily related increase in accrued expenses for the year ended December 31, 2012, offset in part by a one-time write-off of obsolete materials in 2011, due to improved technology and design of our device, of approximately $270,000.

Other Income: Other income was approximately zero in 2012, compared to approximately $192,000 in 2011. The decrease is primarily related to approximately $120,000 received from Konica Minolta as reimbursement for the costs of a Konica Minolta employee seconded to us as part of our collaboration arrangement with Konica Minolta, as well as approximately $60,000 gain on debt restructured in the year then ended December 31, 2011.

Interest Expense: Interest expense decreased to approximately $72,000 for the year ended December 31, 2012, as compared to expenses of approximately $80,000 for the same period in 2011. The decrease is primarily due to the February 26, 2010 conversion of indebtedness into common stock, as well as a decrease in 2011 interest expense on a smaller principle amount of outstanding indebtedness that resulted from the repayment of outstanding indebtedness in the prior year.

There was no income tax benefit recorded for the years ended December 31, 2012 and 2011, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At December 31, 2012, we had cash of approximately $1.0 million and a negative working capital of approximately $84,000.

Our major cash flows in the year ended December 31, 2012, consisted of cash out-flows of $3.7 million from operations, including approximately $4.4 million of net loss, cash outflow of $552,000 from investing activities and a net change from financing activities of $3.1 million, which primarily represents the proceeds received from exercise of outstanding warrants and options.

For the year ended December 31, 2012, we received approximately $1.7 million from Konica Minolta in connection with our prior collaboration and licensing agreements. On February 6, 2013, we announced that we had replaced our existing agreements with Konica Minolta with a new license agreement allowing us to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on our biophotonic technology platform.

In July 2012, we completed a warrant exchange program, pursuant to which we exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80. As of December 31, 2012, we had and issued 5.825,957 shares of common stock and received approximately $2.9 million in cash, in connection with the exercise of the new warrants.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2013. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Guided Therapeutics, Inc.Guided Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

UHY LLP

Sterling Heights, Michigan

March 27, 2013

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(In Thousands)

ASSETS	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$1,044	$2,200
Accounts receivable, net of allowance for doubtful accounts of $12 and $20 at December 31, 2012 and 2011, respectively	107	117
Inventory, net of reserves of $ 52 and $64 at December 31, 2012 and 2011, respectively	524	520
Other current assets	198	54
Total current assets	1,873	2,891

Property and equipment, net	1274	1,033
Other assets	331	386
Total noncurrent assets	1,605	1,419

TOTAL ASSETS	$3,478	$4,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$79	$30
Current portion of long term debt	4	25
Notes payable – past due	419	362
Accounts payable	765	1,102
Accrued liabilities	1,038	757
Deferred revenue	40	453
Total current liabilities	2,345	2,729
Long-term loan payable, less current portion	—	4

TOTAL LIABILITIES	2,345	2,733

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 145,000 and 100,000 shares authorized, 62,282 and 52,211 shares issued and outstanding as of December 31, 2012 and 2011, respectively	62	52
Additional paid-in capital	93,273	86,614
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(92,098)	(85,089)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ EQUITY	1,133	1,473

Non-controlling interest	—	104
TOTAL STOCKHOLDERS’ EQUITY	1,133	1,577

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,478	$4,310

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands Except Per Share Data)

	2012	2011
REVENUE:
Contract and grant revenue	$3,338	$3,597

Sales – devices and disposables	72	25
Cost of goods sold	117	106
Gross loss	(45)	(81)

OPERATING EXPENSES:
Claim settlement	—	3,622
Research and development	3,227	2,779
Sales and marketing	424	287
General and administrative	3,923	3,584
Total operating expenses	7,574	10,272

Operating loss	(4,281)	(6,756)

OTHER INCOME	—	192

INTEREST EXPENSE	(72)	(80)

LOSS FROM OPERATIONS	(4,353)	(6,644)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(4,353)	$(6,644)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING	57,429	48,868

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(In Thousands)

	Preferred Stock Series A		Common Stock		Additional Paid-In	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	TOTAL
BALANCE, January 1, 2011	-	$ -	47,299	$ 47	$ 79,515	$ (104)	$ (78,445)	$ 104	$ 1,117
Issuance of warrants for claim settlement	-	-	-	-	3,622	-	-	-	3,622
Issuance of common stock	-	-	2,090	2	1,765	-	-	-	1,767
Exercise of warrants/options	-	-	2,609	3	815	-	-	-	818
Conversion of debts into common stock	-	-	34	-	27	-	-	-	27
Stock-based compensation expense	-	-	179	-	870	-	-	-	870
Net Loss	-	-	-	-	-	-	(6,644)	-	(6,644)
BALANCE, December 31, 2011	-	$ -	52,211	$ 52	$ 86,614	$ (104)	$ (85,089)	$ 104	$ 1,577
Issuance of stock	-	-	195	-	162	-	-	-	162
Exercise of warrants/options	-	-	9,876	10	3,092	-	-	-	3,102
Stock-based compensation expense	-	-	-	-	645	-	-	-	645
Deemed dividends	-	-	-	-	2,656	-	(2,656)	-	-
Acquisition of minority interest					104	-	-	(104)	-
Net Loss	-	-	-	-	-	-	(4,353)	-	(4,353)
BALANCE, December 31, 2012	-	$ -	62,282	$ 62	$ 93,273	$ (104)	$ (92,098)	$ -	$ 1,133

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In Thousands)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,353)	$(6,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(3)	18
Depreciation	361	34
Issuance of warrants for legal settlement	—	3,622
Stock-based compensation	645	870
Changes in operating assets and liabilities: Accounts receivable	13	(50)
Inventory	(4)	(520)
Other current assets	(144)	(24)
Other assets	55	(180)
Accounts payable	(337)	187
Deferred revenue	(413)	121
Accrued liabilities	513	(168)
Total adjustments	299	3,910

Net cash used in operating activities	(3,666)	(2,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to capitalized software costs	—	(260)
Additions to fixed assets	(552)	(444)

Net cash used in investing activities	(552)	(704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	86	—
Proceeds from issuance of common stock	—	1,767
Payments made on notes payable	(125)	(215)
Proceeds from options and warrants exercised	3,102	818

Net cash provided by financing activities	3,063	2,370

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,155)	(1,068)

CASH AND CASH EQUIVALENTS, beginning of year	2,200	3,268

CASH AND CASH EQUIVALENTS, end of year	$1,045	$2,200

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$48	$183
NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of minority interest	$104	$—
Conversion of accrued expenses into common stock	$162	$27
Purchase of fixed assets by issuing notes payable	$50	$—
Conversion of interest to principal	$—	$63
Deemed dividends in the form of warrants to purchase common stock.	$2,656	$—

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1. Organization, Background, and Basis of Presentation

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary, InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”, is a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. The Company’s primary focus is the development of its LuViva™ non-invasive cervical cancer detection device and extension of its cancer detection technology into other cancers, including esophageal. The Company’s technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

Basis of Presentation

All information and footnote disclosures included in the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2012, it had an accumulated deficit of approximately $91.7 million. Through December 31, 2012, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Notwithstanding the foregoing, the Company believes it has made progress in recent years in stabilizing its financial situation by execution of multiyear contracts from Konica Minolta Opto, Inc., a subsidiary of Konica Minolta, Inc., a Japanese corporation based in Tokyo (“Konica Minolta”) and grants from the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt. However, the Company has replaced its prior agreements with Konica Minolta with a new licensing agreement, and therefore will no longer receive direct payments from Konica Minolta, and will have to pay a royalty to Konica Minolta should the Company sell any products licensed from Konica Minolta.

At December 31, 2012, the Company’s had negative working capital of approximately $472,000, accumulated deficit of $92.1 million, and incurred a net loss of $4.4 million for the year then ended. Stockholders’ equity totaled approximately $1.1 million at December 31, 2012, primarily due to recurring net losses from operations, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

As of December 31, 2012, the Company was past due on payments due under its notes payable in the amount of approximately $419,000. These notes are unsecured and management is working on a payment arrangement with the holders.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the second quarter of 2013, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta license agreement (see below) and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company has warrants exercisable for approximately 20.8 million shares of its common stock outstanding at December 31, 2012, a substantial majority of which have an exercise price of $0.65 per share. Exercises of these warrants would generate a total of approximately $14.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the second quarter of 2013.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2013, the Company currently anticipates a late 2013 or early 2014 product launch in the United States. Product launch outside the United States is expected in the second half of 2013, but cannot be assured it will be able to launch on these timetables, or at all.

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

Principles of Consolidation

The accompanying consolidated financial statements as of and for the year ended December 31, 2012 includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary. The accompanying consolidated financial statements as of and for the year ended December 31, 2011 include the accounts of Guided Therapeutics and its majority owned subsidiary. As disclosed in Note 3, the Company purchased the remaining 49% interest in its subsidiary during December 2012.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Concentrations of Credit Risk

The Company, from time to time during the years covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At December 31, 2012 and December 31, 2011, our inventories were as follows (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$518	$433
Work in process	21	149
Finished goods	37	2
Inventory reserve	(52)	(64)
Total	$524	$520

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Equipment	$1,196	$1,484
Software	730	640
Furniture and fixtures	124	605
Leasehold Improvement	170	170
	2,220	2,899
Less accumulated depreciation	(946)	(1,866)
Total	$1,274	$1,033

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $46,000 and $56,000 in 2012 and 2011, respectively.

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

Capitalized Costs of Internally Developed Software (FASB 985):

Costs of producing product masters incurred subsequent to establishing technological feasibility are capitalized. Those costs include coding and testing performed subsequent to establishing technological feasibility.

Software production costs for computer software that is to be used as an integral part of a product or process are not capitalized until technological feasibility has been established for the software and all research and development activities for the other components of the product have been completed.

Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.

Costs of internally developed software are capitalized during the development stage of the software. The cost will be transferred to property and equipment and will be depreciated over the expected life of the software, which is estimated to be three years once the software becomes functional.

The Company had capitalized software costs of $640,000 from inception through the December 31, 2011.  These costs were transferred to property, plant, and equipment (PP&E) during 2011.  These costs are now being depreciated over 36 months. There were no capitalized costs in the year ended December 31, 2012.

Other Assets

Other assets primarily consist of long -term deposits for various tooling projects that are being constructed for the Company. At December 31, 2012 and 2011, such balances were approximately $283,000 and $386,000, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Accrued compensation	$706	$463
Accrued professional fees	191	126
Accrued rent	77	82
Other accrued expenses	64	86
Total	$1,038	$757

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

Significant Customers

In 2012 and 2011, the majority of the Company’s revenues were from two customers. Revenue from these customers totaled approximately $2.9 million or 85% and approximately $3.1 million or 85% of total revenue for the year ended December 31, 2012 and 2011, respectively. Accounts receivable due from the customers represents 48% and 43% as of December 31, 2012 and 2011, respectively.

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions.  Each income tax position is assessed using a two-step process.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2012, there were no uncertain tax positions.

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. As of December 31, 2012, the Company has approximately $61.8 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.  However, fiscal years 2009 and later remain subject to examination by the IRS and respective states.

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

For the years ended December 31, 2012 and 2011, share-based compensation for options attributable to employees and officers were approximately $645,000 and $870,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2012, the Company had approximately $1.4 million of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately three years.

3. Stockholders’ Equity

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, of which 62.2 million were issued and outstanding as of December 31, 2012. For the year ended December 31, 2011, there were 100 million shares of common stock with $0.001 par value, of which 52.2 million were issued and outstanding.

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

In December 2012, the Company entered into an agreement to purchase the remaining 49% interest in InterScan, Inc. In exchange, the Company has agreed to issue warrants equal to 49% of the fair value of InterScan, Inc., as determined by a third party. The Company is currently awaiting the result of this valuation; however, the agreement calls for a minimum value purchase price of $147,000 or approximately 198,000 warrants, based upon the closing stock price at the date of the agreement, and a maximum purchase price of 2,500,000 warrants. The agreement requires the seller to exercise one quarter of their outstanding warrants with the Company, subject to a minimum of $450,000 in warrants exercise payments prior to March 1, 2013. The seller exercised all required warrants in accordance with the purchase agreement.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value, none of which were issued or outstanding as of December 31, 2012. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Redeemable Convertible Preferred Stock

The board of directors designated 525,000 shares of the preferred stock as redeemable convertible preferred stock, none of which remain outstanding.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 6,792,013 shares remained available at December 31, 2012 and 6,463,206 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 13,255,219 shares of common stock as of December 31, 2012. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in 2012 and 2011 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2012	2011
Expected volatility	141%	146%
Expected option life in years	10.0	10.0
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.84%	1.94%
Weighted average fair value per option at grant date	$0.76	$1.18

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

Stock option activity for each of the two years ended December 31 is as follows:

	2012		2011
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	6,862,167	$ 0.70	5,738,167	$0.41
Options granted	96,500	$ 0.79	2,143,000	$1.20
Options exercised	(326,461)	$ 0.28	(980,000)	$0.07
Options expired/forfeited	(169,000)	$2.60	(39,000)	$1.52
Outstanding at end of year	6,463,206	$ 0.67	6,862,167	$0.70
Options vested and exercisable at year-end	4,373,807	$ 0.50	4,800,354	$0.47
Options available for grant at year-end	6,792,013		1,393,052
Aggregate intrinsic value – options exercised	$ 93,088		$ 72,990
Aggregate intrinsic value – options outstanding	$1,332,965		$5,624,479
Aggregate intrinsic value – options vested and Exercisable	$1,208,831		$5,055,690

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

Warrants

In July 2012, the Company completed a warrant exchange program, pursuant to which it exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. These exchanges resulted in a deemed dividend of approximately $2.66 million, reflected as a non-cash disclosure in this quarterly financial statement of cash flows. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80.

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2012:

Warrants (Underlying Shares)
Outstanding, January 1, 2012	31,217,117
Issuances	—
Canceled / Expired	(844,966)
Exercised	(9,570,639)
Outstanding, December 31, 2012	20,801,512

The Company had the following shares reserved for the warrants outstanding as of December 31, 2012:

Warrants (Underlying Shares) Exercise Price Expiration Date 12,384,777 (1) $0.65 03/01/2013 471,856 (2) $0.65 07/26/2013 3,590,525 (3) $0.65 03/01/2014 471,856 (4) $0.80 07/26/2014 3,590,522 (5) $0.80 03/01/2015 6,790 (6) $1.01 09/10/2015 285,186 (7) $1.05 11/20/2016 20,801,512

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

4. Income Taxes

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2012, the Company had NOL carryforwards available through 2032 of approximately $61.8 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all deferred tax assets related to the NOLs. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing its NOLs and has not determined if it has had any change of control issues that could limit the future use of NOL.

Components of deferred taxes are as follows at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$23,474	$23,304
Accrued expenses and allowances	277	209
Deferred tax liabilities:
Intangible assets and other	—	—
	23,751	23,512
Valuation allowance	(23,751)	(23,512)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2012	2011
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	—	—
Valuation allowance	(38)	(38)
	0%	0%

5. Commitments and Contingencies

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092. The Company leases approximately 23,000 square feet under a lease that expires in June 2017. The fixed monthly lease expense is approximately $14,000 plus common charges. The Company also leases office and automotive equipment under operating lease agreements with monthly payments ranging from $275 to $1,960.  These leases expire at various dates through April 2016.  Future minimum rental payments at December 31, 2012 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount (,000)
2013	$ 177
2014	179
2015	183
2016	172
2017 and thereafter	83
Total	$ 794

Rental expense was approximately $170,000 in 2012 and 2011.

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

For the year ended December 31, 2011, the Company had issued the 2.6 million warrants and recorded approximately $3.6 million of warrant expenses relating to the settlement. For the year ended December 31, 2012, there was no accrual recorded for any potential losses related to pending litigation.

Contracts

Under the Company’s prior collaboration agreements with Konica Minolta related to the development of lung and esophageal cancer detection products, the Company received approximately $400,000 and $1.3 million, respectively. In February 2013, the Company replaced its existing agreements with Konica Minolta with a new agreement, pursuant to which, subject to the payment of a nominal license fee due upon FDA approval, Konica Minolta has granted the Company a five-year, world-wide, non-transferable and non-exclusive right and license to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on the Company’s biophotonic technology platform. The license permits the Company to use certain related intellectual property of Konica Minolta. In return for the license, the Company has agreed to pay Konica Minolta a royalty for each licensed product the Company sells. Subsequent to December 31, 2012, the Company does not anticipate receiving future funding from Konica Minolta for research and development activities.

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

7. Notes Payable

Short Term Notes Payable

At December 31, 2012, the Company maintained two notes payable to IQMS, an enterprise resources planning software provider, in the amount of $33,500, as well as a note to Premium Assignment Corporation , an insurance premium financing company, in the amount of $ 32,500. These notes are 12 month straight-line amortizing loans dated June 29, 2012 and July 4, 2012, respectively, with monthly principal and interest payments of approximately $4,500 and $11,000 per month, respectively.

Total outstanding short term notes at December 31, 2012 was approximately $ 66,000 due within one year. The notes carry annual interest rates ranging between 5% and 6%.

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 months straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,226 per month due February 2013. Interest is charged at a rate of 7.5%. At December 31, 2012, a balance of approximately $4,000 was outstanding, classified as current loan payable.

Notes Payable – Past Due

At December 31, 2010, the Company was past due on four short-term notes totaling approximately $614,000 of principal and accrued interest. On February 7, 2011, the Company was successful in re-negotiating two of the four remaining past due Notes. These notes are due on demand and interest is charged at rates ranging between 15-18%. For the year ended December 31, 2011, the Company recorded a gain on debt restructured of approximately $60,000 from this transaction. The principal and accrued interest balance at December 31, 2012 and 2011wereapproximately $420,000 and $362,000, respectively.

8. Related Party Transactions

None

9. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The Company has the following allowances for doubtful accounts (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$20	$38
Additions / (Adjustments)	(8)	(18)
Balance	$12	$20

Inventory Reserves

The Company has the following reserves for inventory balance (in thousands):

	Year Ended December 31,
	2012	2011
Beginning balance	$64	$—
Additions / (Adjustments)	(12)	64
Balance	$52	$64

10. Loss Per Common Share

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

On December 17, 2012, the Company entered into a buy-back agreement with the holder of a 51 percent interest in our subsidiary, InterScan, Inc., pursuant to which the original agreement, dated February 28, 2011, was canceled and ownership of InterScan reverted back to the Company. InterScan is a non-active subsidiary of the company.

11. Subsequent Events

On March 7, 2013, the Company announced that it received approximately $1.65 million from the exercise of warrants that had an expiration date of March 1, 2013. In connection with the exercise of these warrants, the Company issued 2,539,659 shares of its common stock. The exercised warrants had an exercise price of $0.65 per share. Warrants totaling 9,845,118 and exercisable at $0.65 were not exercised and expired on March 1, 2013.

On March 2, 2013, the board of directors approved board compensation for the year ended December 31, 2012. The 2012 board compensation consists of common stock and stock options, totaling approximately $388,000.

In February 2013, the Company terminated and replaced its existing agreements with Konica Minolta with a new agreement, pursuant to which, subject to the payment of a nominal license fee due upon FDA approval, Konica Minolta has granted the Company a five-year, world-wide, non-transferable and non-exclusive right and license to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on the Company’s biophotonic technology platform. The license permits the Company to use certain related intellectual property of Konica Minolta. In return for the license, the Company has agreed to pay Konica Minolta a royalty for each licensed product the Company sells.

On February 14, 2013, the Company announced that it passed its annual independent quality audit and, with all external and mechanical testing completed, and plans to apply the Edition 3 CE Mark to the LuViva® Advanced Cervical Scan for expanded commercial introduction of the product in select European countries. Passing the annual ISO audit and completing all the testing required to apply the Edition 3 CE Mark to LuViva are major accomplishments for the Company and allows management to accelerate its planned product rollout, in tandem with production ramp up.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2012, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2012, due to the existence of the material weakness described below:

The controls and system currently used by the Company to calculate and record inventory are not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combinations of these significant deficiencies have resulted in a material weakness in our internal control over financial reporting.

Management has purchased an enterprise resources planning system that will enhance the inventory process and replace the old system. The Company is also looking into purchasing an option valuation system that will eliminate the current spreadsheet system and will be able to be updated for new pronouncements and complex calculations.

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers as of December 31, 2012:

Name	Age	Position with Guided Therapeutics
Mark L. Faupel, Ph.D.	57	Chief Executive Officer, Acting Chief Financial Officer, President and Director
Richard L. Fowler	56	Senior Vice President of Engineering
Shabbir Bambot, Ph.D.	47	Vice President for Research and Development
Ronald W. Allen	71	Chairman and Director
Ronald W. Hart, Ph.D.	70	Vice Chairman and Director
John E. Imhoff, M.D.	63	Director
Michael C. James	54	Director
Jonathan M. Niloff, M.D.	58	Director
Linda Rosenstock, M.D.	62	Director

Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

Mark L. Faupel, Ph.D. has been a director since 2007 and has more than 26 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel has served as our Chief Executive Officer since May 2007 and prior thereto was our Chief Technical Officer from April 2001 to May 2007.  Prior to coming to us in 1998, Dr. Faupel was the co-founder and Vice President of Research and Development at Biofield Corp. His work in early stage cancer detection has won two international awards and he is a former member of the European School of Oncology Task Force.  Dr. Faupel has served as a National Institutes of Health reviewer, is the inventor on 15 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia.

Dr. Faupel’s extensive experience in founding and managing point of care cancer detection companies includes the basic scientific applications, clinical trials, regulatory affairs and financing.  As such, Dr. Faupel, as CEO, advises the board on all aspects of our business. He is currently the Acting Chief Financial Officer.

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

Ronald W. Allen was named a Director of Guided Therapeutics in September 2008 and was elected Chairman of the Board in 2011.  He is currently the President and CEO and Chairman of the Board of Directors for Aaron’s, Inc. Mr. Allen retired as Delta Airline Chairman of the Board, President and Chief Executive Officer in July 1997, and had been its chairman of the board and Chief Executive Officer since 1987.  He is a Director of The Coca-Cola Company, Aaron’s, Inc., Aircastle Limited and Forward Air Corporation. He also is a board member of the St. Joseph’s Translational Research Institute, which endeavors to turn new medical discoveries into tangible cures.

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

Michael C. James has served as a member of our Board of Directors since March 2007. Mr. James is also the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, Chief Executive Officer and the Chief Financial Officer of Inergetics, Inc., a nutraceutical supplements company and also the Chief Financial Officer of Terra Tech Corporation, which is a hydroponic and agricultural company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P.  Mr. James currently sits on the Board of Directors of Inergetics, Inc. Mr. James was Chief Executive Officer of Nestor, Inc. from January 2009 to September 2009 and served on their Board of Directors from July 2006 to June 2009.  He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He began his career in 1980 as a staff accountant with Eisner LLP. Mr. James received a B.S. degree in Accounting from Farleigh Dickinson University in 1980.

Mr. James has experience both in the areas of company finance and accounting, which is invaluable to us during financial audits and offerings.  Mr. James has extensive experience in the management of both small and large companies and his entrepreneurial background is relevant as we develop as a company.

Jonathan M. Niloff, M.D. was elected as a director in April 2010.  Dr. Niloff is Vice President and Executive Medical Director Population Health of McKesson Technology Solutions, a medical software company. Prior to that, Dr. Niloff was the Founder, Chairman of the Board and Chief Medical Officer of MedVentive Inc.  Prior to joining MedVentive, Dr. Niloff served as President of the Beth Israel Deaconess Physicians Organization, Medical Director for Obstetrics and Gynecology for its Affiliated Physicians Group, and Chief of Gynecology at New England Deaconess Hospital.  He served as an Associate Professor of Obstetrics, Gynecology, and Reproductive Biology at Harvard Medical School.  He has deep expertise in all aspects of medical cost and quality improvement, and has published extensively on the topic of gynecologic oncology including the development of the CA125 test for ovarian cancer.  Dr. Niloff received his undergraduate education at The Johns Hopkins University, an MD degree from McGill University, and an MBA degree from Boston University.

Dr. Niloff is uniquely qualified to assist the Board and management because he combines his clinical background as a Harvard Ob-Gyn with his business acumen developed through an MBA degree and as CMO of MedVentive.  Dr. Niloff has specific experience in evaluating new medical technology (e.g., CA125) and its implications to cost containment and reimbursement.  Furthermore, Dr. Niloff has numerous professional contacts in the Ob-Gyn community that can aid in our development and marketing of our cervical cancer detection technology.

Linda Rosenstock, M.D. was appointed to the Board in April 2012. Dr. Linda Rosenstock is a Dean Emeritus and Professor of the University of California, Los Angeles (UCLA) Fielding School of Public Health, a position she has held since 2000. She holds appointments as Professor of Medicine and Environmental Health Sciences and is a recognized authority in broad areas of public health and science policy. Internationally, Dr. Rosenstock has been active in teaching and research in many developing countries and has served as an advisor to the World Health Organization. Dr. Rosenstock also chaired the United Auto Workers/General Motors Occupational Health Advisory Board. She is an Honorary Fellow of the Royal College of Physicians and an elected member of the National Academy of Sciences' Institute of Medicine where she has served as a member of their Board on Health Sciences Policy and Chair of the Committee for Preventive Services for Women. In January 2011, she was appointed by President Obama to the Advisory Group on Prevention, Health Promotion and Integrative and Public Health. She has served on the Board of Directors for Skilled Health Care since 2009.

Before coming to UCLA in 2000, Dr. Rosenstock served as Director of the National Institute for Occupational Safety and Health (NIOSH) for nearly seven years. As Director of NIOSH, Dr. Rosenstock led the only federal agency with a mandate to undertake research and prevention activities in occupational safety and health. During her tenure, she was instrumental in creating the National Occupational Research Agenda, a framework for guiding occupational safety and health research, and in expanding the agency's responsibilities. In recognition of her efforts, Dr. Rosenstock received the Presidential Distinguished Executive Rank Award, the highest executive service award in the government and was also the James P. Keogh Award Winner for 2011 in appreciation of a lifetime of extraordinary leadership in occupational health and safety. Dr. Rosenstock received her M.D. and M.P.H. from The Johns Hopkins University. She conducted her advanced training at the University of Washington, where she was Chief Resident in Primary Care Internal Medicine and a Robert Wood Johnson Clinical Scholar.

Dr. Rosenstock is uniquely qualified as a Board Member for Guided Therapeutics.  First, as a trained physician who also chairs the Preventive Services for Women Committee of the Institute of National Academy of Sciences Institute of Medicine, she has been directly involved in setting institutional and government policy for breast and cervical cancer screening, which is directly relevant to our LuViva cervical cancer detection device.  Secondly, she brings a wealth of international experience in developing countries, which is a focus of our product distribution effort in cancer detection.  Thirdly, she has demonstrated a lifetime of extraordinary leadership and her international recognition as an expert in health policy will provide outstanding credibility to Guided Therapeutics as a leading innovator in women’s healthcare.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2012, our officers, directors were in compliance with all applicable filing requirements.

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

For the fiscal year ended December 31, 2012, Mr. Michael C. James, retired Certified Public Accountant, and Drs. John Imhoff and Jonathan M. Niloff, were members of the Audit Committee. Mr. James is designated the Audit Committee Chairman and Financial Expert.

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid during each of the fiscal years ended December 31, 2012 and 2011 to the chief executive officer and our two other most highly compensated executive officers, collectively referred to as the named executive officers, in 2012:

2012 and 2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Mark Faupel, Ph.D. President, CEO, Acting CFO and Director	2012	243,000	-	-	243,000
	2011	243,000	-	214,500	457,000
Richard Fowler, Senior Vice President of Engineering	2012 2011	195,000 173,400	- -	- 6,250	195,000 179,650
Shabbir Bambot, Ph.D. Vice President of Research and Development	2012	193,000	-	-	193,000
	2011	183,750	-	6,000	189,750

(1) See Note 3 to the consolidated financial statements that accompany this report.

Dr. Faupel’s 2012 and 2011 compensation consisted of a base salary of $243,000, and usual and customary company benefits. As of December 31, 2012, Dr. Faupel’s remaining deferred salary was approximately $113,218. On July 2, 2012, Dr. Faupel was issued 153,846 shares of common stock at $0.65, in partial repayment of debt.

Dr. Bambot’s 2012 and 2011 compensation consisted of a base salary of $193,000, and $183,750, respectively, and usual and customary company benefits.

Mr. Fowler’s 2012 and 2011 compensation consisted of a base salary of $195,000 and $173,400, respectively, and usual and customary company benefits. He received no bonus and no stock options in 2012 or 2011. As of December 31, 2012, Mr. Fowler’s total deferred salary was approximately $83,291.

Outstanding Equity Awards to Officers at December 31, 2012

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Un-exercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Mark Faupel, Ph.D. President, CEO & Acting CFO	1,498,500	-	622,500	0.71	12/16/2021
Richard Fowler Senior Vice President of Engineering	367,250	-	93,750	0.61	12/16/2021
Shabbir Bambot, Ph.D. Vice President of Research & Development	615,539	-	90,000	0.55	12/16/2021
(1)	Represents fully vested options.
(2)	Based on all outstanding options

Outstanding Equity Awards to Directors at December 31, 2012

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Allen Chairman and Director	642,500	0.41
Ronald W. Hart, Ph.D. Director	498,750	0.41
John E. Imhoff, M.D. Director	247,500	0.80
Michael C. James Director	51,250	0.88
Jonathan Niloff, M.D. Director	86,667	0.78

The following Board members also serve as consultants to the company:

1.	Ronald W. Hart, Ph.D. – Dr. Hart’s consulting services include regulatory and clinical issues, especially with advice for the Company with regard to its application to the FDA.
2.	Ronald W. Allen – Mr. Allen advises the company with regard to personnel and financing. As such, he plays an important role in identifying potential funding sources.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our common stock as of March 15, 2013 by (i) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock (a “5% stockholder”), (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D. Norcross, Georgia 30092.

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

We were billed by UHY LLP $215,000 and $190,000 during the fiscal years ended December 31, 2012 and 2011, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2012	2011
Audit fees	$202,000	$186,000
Audit related fees	—	—
Tax fees	13,000	4,000
All other fees	—	—
Total Fees	$215,000	$190,000

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 12, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K, filed March 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amended Registration Statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2	Amended and Restated Loan Agreement by and among SpectRx, Inc., the Agent, and the Noteholders, dated March 1, 2007 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).
4.3	First Amendment to the Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).
4.4	Amendment to Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 12, 2010).
4.5	Form of Warrant (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed February 3, 2010).
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 14, 2010).
4.7	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 2, 2011).
4.8	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A, filed November 28, 2011).
10.1	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	2000 Amendment to the 1995 Stock Plan, as amended (incorporation by reference to Appendix 1 to the Definitive Proxy Statement filed April 24, 2000).
10.3	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005).
10.4	2010 Amendment to the 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-178261), filed December 1, 2011.
10.5	Consulting and Severance Agreement between SpectRx, Inc. and Mark A. Samuels, dated May 7, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A, filed June 5, 2007).
10.6	Assigned Task Agreement (incorporated by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 13, 2010).
10.7	Assigned Task Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 1, 2011).
10.8	Agreement for Collaboration (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 1, 2011).
10.9	Agreement for Re-Engineering and Manufacture of New BDS Device (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed May 16, 2011).
10.10	Registration Rights Agreement, dated August 30, 2011 (incorporated by reference to 10.2 to the Current Report on Form 8-K, filed September 2, 2011).
10.11	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the Current Report on Form 8-K, filed September 2, 2011).
10.12	Assigned Task Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 26, 2012).

10.13	Agreement for Collaboration in the Development of Spectroscopic Technology (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 26, 2012).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (No. 333-169755) filed October 5, 2010).
23.1(1)	Consent of UHY LLP.
31(1)	Rule 13a-14(a) / 15d–14(a) Certification.
32(1)	Section 1350 Certification.
101.1	Interactive Data File. (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By: /s/ MARK L. FAUPEL

Mark L. Faupel

President and Chief Executive Officer

Date: March 27, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 27, 2013	/s/ Mark L. Faupel Mark L. Faupel	President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer)

March 27, 2013	/s/ Ronald W. Allen	Chairman and Director
Ronald W. Allen

March 27, 2013	/s/ John E. Imhoff	Director
John E. Imhoff

March 27, 2013	/s/ Michael C. James	Director
Michael C. James

March 27, 2013	/s/ Ronald W. Hart	Vice Chairman and Director
Ronald W. Hart

March 27, 2013	/s/ Jonathan M. Niloff	Director
Jonathan M. Niloff

March 27, 2013	/s/ Linda Rosenstock	Director
Linda Rosenstock

