Form 10-Q
period 2013-03-31
GUIDED THERAPEUTICS INC
filed 2013-05-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2013

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

Yes [   ]  No [X]

As of May 6, 2013, the registrant had outstanding 65,492,293 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in Thousands Except Share Data)

ASSETS	March 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$1,109	$1,044
Accounts receivable, net of allowance for doubtful accounts of $18 and $12 at March 31, 2013 and December 31, 2012	166	107
Inventory, net of reserves of $44 and $52, at March 31, 2013 and December 31, 2012	439	524
Other current assets	247	198
Total current assets	1,961	1,873

Property and equipment, net	1,263	1,274
Other assets	361	331
Total noncurrent assets	1,624	1,605

TOTAL ASSETS	$3,585	$3,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$61	$79
Current portion of long-term note payable	100	4
Notes payable – past due	—	419
Accounts payable	878	765
Accrued liabilities	436	1,038
Deferred revenue	65	40
Total current liabilities	1,540	2,345

Long-term note payable, less current portion	183	—

TOTAL LIABILITIES	1,723	2,345

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.001 Par value; 145,000 shares authorized, 65,492 and 62,282 shares issued and outstanding as of March, 31 2013 and December 31, 2012, respectively	66	62
Additional paid-in capital	95,813	93,273
Treasury stock, at cost	(104)	(104)
Accumulated deficit	(93,913)	(92,098)

TOTAL STOCKHOLDERS’ EQUITY	1,862	1,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,585	$3,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share Data)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
REVENUE:
Contract and grant revenue	$167	$718

Sales – Devices and disposables	132	—
Cost of goods sold	158	—
Gross loss	(26)	—

OPERATING EXPENSES:
Research and development	813	714
Sales and marketing	164	70
General and administrative	1,039	930
Total operating expenses	2,016	1,714

Operating loss	(1,875)	(996)

OTHER INCOME	75	—
INTEREST EXPENSE	(15)	(17)

LOSS BEFORE INCOME TAXES	(1,815)	(1,013)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,815)	$(1,013)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	63,671	52,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in Thousands)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,815)	$(1,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	7	(16)
Depreciation and amortization	112	75
Stock based compensation	430	198
Changes in operating assets and liabilities:
Inventory	85	(88)
Accounts receivable	(65)	96
Other current assets	(49)	8
Accounts payable	113	(239)
Deferred revenue	25	(225)
Accrued liabilities	(126)	(70)
Other assets	(30)	84
Total adjustments	502	(177)
Net cash used in operating activities	(1,313)	(1,190)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(101)	(130)
Net cash used in investing activities	(101)	(130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options and warrants exercised	1,648	146
Payments on notes and loan payables	(169)	(22)
Net cash provided by financing activities	1,479	124
NET CHANGE IN CASH AND CASH EQUIVALENTS	65	(1,196)
CASH AND CASH EQUIVALENTS, beginning of year	1,044	2,200
CASH AND CASH EQUIVALENTS, end of period	1,109	$1,004
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$4	$5
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as board compensation	$463	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2013, it had an accumulated deficit of approximately $93.9 million. Through March 31, 2013, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At March 31, 2013, the Company’s has working capital of approximately $421,000 and it had stockholders’ equity of approximately $1.9 million, primarily due to recurring net losses from operation, offset by proceeds from the exercise of options and warrants.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the second quarter of 2013, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such as under the Konica Minolta license agreement and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company has warrants exercisable for approximately 8.4 million shares of its common stock outstanding at March 31, 2013, with a weighted average price of $0.74 per share. Exercises of these warrants would generate a total of approximately $6.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the second quarter of 2013.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2013, the Company currently anticipates a late 2013 or early 2014 product launch in the United States. Product launch outside the United States is expected in the second half of 2013, but cannot be assured it will be able to launch on these timetables, or at all.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2012 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Principles of Consolidation

The accompanying consolidated financial statements as of and for the quarter ended March 31, 2013 includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after March 31, 2013, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At March 31, 2013 and December 31, 2012 our inventories are as follows:

7

	3/31/2013	12/31/2012
Raw materials	$443	$518
Work in process	22	21
Finished goods	18	37
Inventory reserve	(44)	(52)
Total	$439	$524

Revenues

The majority of the Company’s revenues were from product sales of approximately $132,000, grants with NIH and NCI totaling approximately $97,000, as well as other income from royalty and miscellaneous receipts of approximately $70,000 for the three months ended March 31, 2013. Revenue for the same period in 2012 was primarily from contracts with Konica Minolta and grants with NCI, which totaled approximately $631,000 or 91%.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, we recognize deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2012, the Company has approximately $61.8 million of Net Operating Loss (NOL) carry forward. There is no provision for income taxes at March 31, 2013 due to the NOL. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL

Stock Option Plan

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

Other Income

Other income consists of a one-time payment from our prior insurance company for prior policy dividends.

3.    STOCK OPTIONS

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

For the quarter ended March 31, 2013 and 2012, stock-based compensation for options attributable to employees, officers and directors was approximately $430,000 and $198,000, respectively.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2013, the Company had approximately $1.5 million of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of March 31, 2013 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2013	6,463,206	$0.67
Granted	701,250	$0.69
Exercised / Expired	(100,000)	$0.78
Outstanding, March 31, 2013	7,064,456	$0.67	6.73	$1,392

Vested and exercisable, March 31, 2013	5,065,519	$0.55	6.14	$1,259

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

As of March 31, 2013 and December 31, 2012, there was no accrual recorded for any potential losses related to pending litigation.

5.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, 65,492,293 of which were outstanding as of March 31, 2013. During the three months ended March 31, 2013, the Company issued 670,313 shares as board compensation and 2,539,659 shares in connection with the exercise of outstanding warrants.

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

Stock Options

See Note 3, Stock Options

Warrants

We have issued warrants to purchase our common stock from time to time in connection with certain financing arrangements. Currently, there are warrants exercisable for an aggregate of 8,416,735 shares of common stock outstanding, as follows:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
471,856	(1)	$0.65 per share	July 26, 2013
3,590,525	(2)	$0.65 per share	March 1, 2014
471,856	(3)	$0.80 per share	July 26, 2014
3,590,522	(4)	$0.80 per share	March 1, 2015
6,790	(5)	$1.01 per share	September 10, 2015
285,186	(6)	$1.05 per share	November 20, 2016

__________

(1)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012.
(2)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012.
(3)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012.
(4)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012.
(5)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(6)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.

6.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

7.     NOTES PAYABLE

Short Term Notes Payable

At December 31, 2012, the Company maintained a note payable to IQMS, an enterprise resources planning software provider, of approximately $34,000, as well as a note to Premium Assignment Corporation, an insurance premium financing company, of approximately $33,000. These notes are 12 month straight-line amortizing loans dated June 29, 2012 and July 4, 2012, respectively, with monthly principal and interest payments of approximately $4,300 and $11,000 per month, respectively. The notes carry annual interest rates ranging between 5-6%. The Premium Assignment Corporate note was paid in full during the quarter ended March 31, 2013. The balance due to IQMS was approximately $21,000 at March 31, 2013.

 Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 months straight-line amortizing loan on February 24, 2010, with monthly principal and interest payment of $2,226 per month due February 2013. Interest was charged at a rate of 7.5%. At December 31, 2012, a balance of approximately $4,000 was outstanding. This loan was paid in full during the quarter ended March 31, 2013.

Notes Payable – Past Due

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company was successful in re-negotiating one of the two past due notes payable. The new note matures June 2013 and accrues interest at 6%. The balance due on this note is approximately $30,000 at March 31, 2013 and is classified as short-term note payable on the consolidated balance sheet. On April 16, 2012, the Company was successful in renegotiating the last of the past due notes payable. The new note accrued interest at 9.0%, requires monthly payments of $10,000 and matures November 2015. The balance due on this note is approximately $283,000 at March 31, 2013.

8.     SUBSEQUENT EVENTS

On April 16, 2013, the Company exchanged the last of its past-due short-term note with a new note. The new note accrues interest of 9.0%, requires monthly payments of $10,000 and has a default interest rate of 16.5%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2011. Examples of these uncertainties and risks include, but are not limited to:

•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of our products;
•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the effectiveness and ultimate market acceptance of our products;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain approval from the U.S FDA and corresponding foreign agencies;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our patent and intellectual property position; and
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

OVERVIEW

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the development of our LuViva non-invasive cervical cancer detection device and extension of our cancer detection technology into other cancers, including lung and esophageal. Our technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2013, we had an accumulated deficit of about $93.9 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2013 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Service Revenue:  Service revenue decreased to approximately $167,000 for the quarter ended March 31, 2013, from approximately $718,000 for the same period in 2012. Service revenue was lower for the first quarter 2013 due to the termination of certain agreements with Konica Minolta.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended March 31, 2013was approximately $132,000. Related costs of sales were approximately $158,000, which resulted in a gross loss on the device and disposables of approximately $26,000. There were no sales of devices and disposables for the same period in 2012.

Research and Development Expenses:  Research and development expenses increased to approximately $813,000 for the three months ended March 31, 2013, compared to $714,000 for the same period in 2012.  The increase, of approximately $99,000, was primarily due to an increase in research and development for our cervical cancer detection product, as we prepare for marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $164,000 during the three months ended March 31, 2013, compared to $70,000 for the same period in 2012. The increase was primarily due to efforts underway in marketing our cervical cancer detection product.

General and Administrative Expenses:  General and administrative expenses increased to approximately $1 million during the three months ended March 31, 2013, compared to approximately $930,000 for the same period in 2012.  The increase of approximately $109,000, or 11.7%, is primarily related to an increase in stock based compensation recorded in for the three months ended March 31, 2013.

Other Income: Other income was approximately $75,000 for the three months ended March 31, 2013. Other income consists of a one-time payment from our old insurance company for old policy dividends. There was no other income for the same period in 2012.

Interest Expense:  Interest expense decreased to approximately $15,000 for the three months ended March 31, 2013, as compared to approximately $17,000 for the same period in 2012, primarily due to repayment of notes.

Net loss was approximately $1.8 million during the three months ended March 31, 2013, compared to $1.0 million for the same period in 2012, for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At March 31, 2013, we had cash of approximately $1.1 million and working capital of approximately $421,000.

Our major cash flows in the quarter ended March 31, 2013, consisted of cash out-flows of approximately $1.3 million from operations, including approximately $1.8 million of net loss, cash outflow of $101,000 from investing activities and a net change from financing activities of $1.5 million, which primarily represents the proceeds received from the exercise of outstanding warrants and options, offset in part by cash utilized for loan repayment.

In July 2012, we completed a warrant exchange program, pursuant to which we exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80. As of March 31, 2013 we had and issued 9,582,348 shares of common stock and received approximately $4.5 million in cash, in connection with the exercise of the new warrants.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2012.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2013 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2012, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

During the three months ended March 31, 2013, the Company issued 670,313 shares to its directors as compensation for board services. The issuance of shares was exempt from registration under The Securities Act on reference upon Section 4(a)(2) of The Securities Act as transactions by an issuer not involving a public offering. The shares are restricted securities for purposes of The Securities Act. Certificates representing the shares being a restrictive legend providing that the shares have not been registered under The Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption therefrom. The Company received no cash proceeds from the issuances.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 8-K, filed March 23, 2012).
10.1	Termination Agreement Re: Spectroscopic Technology Development Collaboration.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 14, 2013

