Form 10-Q/A
period 2013-03-31
GUIDED THERAPEUTICS INC
filed 2013-05-16
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Guided Therapeutics, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 14, 2013 (the “Form 10-Q”), is solely to file Exhibit 10.1, which was inadvertently omitted from the initial filing. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

PART II

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s report on Form 8-K, filed March 23, 2012).
10.1	Termination Agreement Re: Spectroscopic Technology Development Collaboration.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 15, 2013

4