Form 10-Q
period 2013-06-30
GUIDED THERAPEUTICS INC
filed 2013-08-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2013

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

Yes [   ]  No [X]

As of August 9, 2013, the registrant had outstanding 66,201,054 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in Thousands Except Share Data)

	AS OF
ASSETS	June 30, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$1,980	$1,044
Accounts receivable, net of allowance for doubtful accounts of $18 and $12 at
June 30, 2013 and December 31, 2012, respectively	177	107
Inventory, net of reserves of $52, at June 30, 2013 and December 31, 2012	607	524
Other current assets	115	198
Total current assets	2,879	1,873

Property and equipment, net	1,137	1,274
Other assets	380	331
Total noncurrent assets	1,517	1,605

TOTAL ASSETS	$4,396	$3,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term notes payable	$9	$79
Current portion of long-term note payable	101	4
Notes payable – past due	—	419
Accounts payable	986	765
Accrued liabilities	520	1,038
Deferred revenue	4	40
Total current liabilities	1,620	2,345

LONG-TERM LIABILITIES:
Warrants, at fair value	873	—
Long-term debt, net	157	—
Total long-term	1,030

TOTAL LIABILITIES	2,650	2,345

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series B convertible preferred stock, $.001 par value; 3,000 shares authorized, 2,527 and zero shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively
(liquidation preference of $2.5 million as of June 30, 2013)	1,341	—
Common stock, $.001 Par value; 145,000,000 shares authorized, 66,072,833 and
62,282,321 shares issued and outstanding as of June 30, 2013 and December 31,
2012, respectively	66	62
Additional paid-in capital	97,305	93,273
Treasury stock, at cost	(132)	(104)
Accumulated deficit	(96,834)	(92,098)

TOTAL STOCKHOLDERS’ EQUITY	1,746	1,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,396	$3,478
The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share and Per Share Data)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2013	2012	2013	2012
REVENUE:
Contract and grant revenue	$222	$915	$389	$1,633

Sales – devices and disposables	116	29	248	29
Cost of goods sold	119	75	277	75
Gross loss	(3)	(46)	(29)	(46)

COSTS AND EXPENSES:
Research and development	834	898	1,647	1,612
Sales and marketing	195	69	359	139
General and administrative	931	1,050	1,970	1,980
Total	1,960	2,017	3,976	3,731

Operating loss	(1,741)	(1,148)	(3,616)	(2,144)

OTHER INCOME	—	—	75	—

INTEREST EXPENSE	(9)	(19)	(24)	(36)

LOSS BEFORE INCOME TAXES	(1,750)	(1,167)	(3,565)	(2,180)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(1,750)	(1,167)	(3,565)	(2,180)

PREFERRED STOCK DIVIDENDS	(1,171)	—	(1,171)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,921)	$(1,167)	$(4,736)	$(2,180)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.04)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	65,675	54,077	64,678	53,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,565)	$(2,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recovery	7	(8)
Depreciation and amortization	227	163
Stock based compensation	569	350

Changes in operating assets and liabilities:
Inventory	(94)	61
Accounts receivable	(76)	(14)
Other current assets	83	15
Accounts payable	221	(33)
Deferred revenue	(36)	319
Accrued liabilities	(59)	74
Other assets	(50)	165
Total adjustments	792	1,092

Net cash used in operating activities	(2,773)	(1,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(101)	(351)
Net cash used in investing activities	(101)	(351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	2,214	—
Proceeds from options and warrants exercised	1,833	690
Payments on notes and loan payables	(237)	(11)
Net cash provided by financing activities	3,810	679

NET CHANGE IN CASH AND CASH EQUIVALENTS	936	(760)
CASH AND CASH EQUIVALENTS, beginning of year	1,044	2,200
CASH AND CASH EQUIVALENTS, end of period	$1,980	$1,440
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$9	$11
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividends in the form of convertible warrants into common stock	$—	$231
Deemed dividends on preferred stock	$1,171	$—
Issuance of common stock as board compensation	$463	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“InterScan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2013, it had an accumulated deficit of approximately $96.8 million. Through June 30, 2013, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  However, the Company has experienced operating losses since its inception and, as of June 30, 2013, had an accumulated deficit of approximately $96.8 million, working capital of approximately $1.3 million and stockholders’ equity of approximately $1.7 million. These factors raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Notwithstanding the foregoing, the Company believes it has made progress in recent years in stabilizing its financial situation through ongoing capital-raising efforts, funding from past collaborative arrangements and grants from the National Institutes of Health (“NIH”) and the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt. On May 24, 2013, the Company completed a private placement of approximately $2.5 million of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Additionally, the Company has warrants exercisable for approximately 12.1 million shares of its common stock outstanding at June 30, 2013, with a weighted average price of $0.84 per share. Exercises of these warrants would generate a total of approximately $10.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants.

Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the fourth quarter of 2014. If sufficient capital cannot be raised by the end of the fourth quarter of 2014, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2012 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for the valuation of options and warrants.

Principles of Consolidation

The accompanying consolidated financial statements, as of and for the quarter ended June 30, 2013, includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after June 30, 2013, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At June 30, 2013 and December 31, 2012, our inventories are as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$445	$518
Work in process	198	21
Finished goods	16	37
Inventory reserve	(52)	(52)
Total	$607	$524

Revenues

The majority of the Company’s revenues for the six months ended June 30, 2013 were from product sales, totaling approximately $248,000, grants with the NIH and NCI, totaling approximately $338,000, as well as other income from royalty and miscellaneous receipts, totaling approximately $50,000. Revenue for the same period in 2012 was primarily from contracts with its prior collaborative partner, Konica Minolta Opto, Inc. (“Konica Minolta”) and grants with the NCI, totaling approximately $1.7 million or 99% of the Company’s revenues during the period. For the three months ended June 30, 2013, the Company’s revenues from product sales totaled approximately $116,000 and from grants with the NIH and NCI totaled approximately $222,000. Revenue for the same period in 2012 was primarily from contracts with Konica Minolta and grants with the NCI, which totaled approximately $915,000 or 99% of the Company’s revenues for the period.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, we recognize deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. We establish a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2012, the Company had approximately $61.8 million of net operating loss (“NOL”) carry forward. There is no provision for income taxes at June 30, 2013 due to the NOL. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Stock Option Plan

The Company measures the cost of employees services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of the warrants, classified as equity instruments, at date of issuance is estimated using the Black-Scholes Model.

Other Income

Other income consists of a one-time payment from an insurance company for policy dividends.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Quoted market prices in active markets for identical assets and liabilities;
•	Level 2 – Inputs, other than level 1 inputs, either directly or indirectly observable; and
•	Level 3 – Unobservable inputs developed using internal estimates and assumptions (there is little or no market data) which reflect those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of June 30, 2013. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation (Monte Carlo Simulation).

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2013 (in thousands):

FAIR VALUE MEASUREMENTS

					Asset/ (Liability)
Description	Level 1	Level 2	Level 3	Total	Total

Warrants	$—	$—	$(873)	$(873)	$(873)

4.    STOCK OPTIONS

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

For the three and six months ended June 30, 2013, stock-based compensation for options attributable to employees, officers and directors was approximately $139,000 and $569,000, respectively, and has been included in the Company's second quarter 2013 statements of operations. For the three and six months ended June 30, 2012, stock-based compensation for options attributable to employees, officers and directors was approximately $152,000 and $350,000, respectively, and has been included in the Company's second quarter 2012 statements of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2013, the Company had approximately $1.2 million of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of June 30, 2013 and changes during the three months then ended, is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2013	6,463,206	$0.67
Granted	701,250	$0.69
Exercised / Expired	(844,290)	$0.56
Outstanding, June 30, 2013	6,320,166	$0.68	6.59	$1,133

Vested and exercisable, June 30, 2013	4,617,065	$0.59	6.13	$1,133

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

As of June 30, 2013 and December 31, 2012, there was no accrual recorded for any potential losses related to pending litigation.

6.     STOCKHOLDERS' EQUITY

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 2,527 shares were issued and outstanding as of June 30, 2013.

The Series B Preferred Stock has the terms set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), which was filed with the Secretary of State of the State of Delaware on May 22, 2013. Pursuant to the Preferred Stock Designation, shares of Series B Preferred Stock will be convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The conversion price currently is $0.68 per share, such that each share of Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. Holders of the Series B Preferred Stock will be entitled to quarterly dividends at an annual rate of 5.0%, for the quarter ended December 31, 2013, and at an annual rate of 10% thereafter, in each case, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Each share of Series B Preferred Stock will be entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with warrants to purchase 3,716,177 shares of common stock at $1.08 per share. The exercise price of the warrants may be reduced if the Company issues shares at a price below the then-current exercise price. As a result of this dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company allocated $873,000 to the fair value of the warrants. The effective conversion price of the $1.7 million allocated to the Series B Preferred Stock results in an associated beneficial conversion feature totaling $1,171,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings representing a deemed dividend. The deemed dividend has been subtracted from income (added to the loss) in computing earnings per common stockholder.

Common Stock

The Company has authorized 145,000,000 shares of common stock with $0.001 par value, 66,072,833 of which were outstanding as of June 30, 2013. During the six months ended June 30, 2013, the Company issued 670,313 shares as board compensation, and 2,539,659 and 580,540 shares in connection with the exercise of outstanding warrants and options, respectively.

Stock Options

See Note 4, Stock Options.

Warrants

The Company has issued warrants to purchase its common stock from time to time in connection with certain financing arrangements. Currently, there are warrants exercisable for an aggregate of 12,132,912 shares of common stock outstanding, as follows:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
471,856	(1)	$0.65 per share	July 26, 2013
3,590,525	(1)	$0.65 per share	March 1, 2014
471,856	(1)	$0.80 per share	July 26, 2014
3,590,522	(1)	$0.80 per share	March 1, 2015
6,790	(2)	$1.01 per share	September 10, 2015
285,186	(3)	$1.05 per share	November 20, 2016
3,716,177	(4)	$1.08 per share	May 23, 2018

__________

(1)	Consists of outstanding warrants issued in connection with the warrant exchange program in June 2012.
(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013.

7.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

8.     NOTES PAYABLE

Short Term Notes Payable

At December 31, 2012, the Company maintained a note payable to IQMS, an enterprise resources planning software provider, of approximately $34,000, as well as a note to Premium Assignment Corporation, an insurance premium financing company, of approximately $33,000. These notes are 12 month, straight-line amortizing loans dated June 29, 2012 and July 4, 2012, respectively, with monthly principal and interest payments of approximately $4,300 and $11,000 per month, respectively. The notes carry annual interest rates ranging between 5-6%. The Premium Assignment Corporate note was paid in full during the quarter ended March 31, 2013. The balance due to IQMS was approximately $9,000 at June 30, 2013.

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank of Seattle, Washington. This line was converted to a 36 month, straight-line amortizing loan on February 24, 2010, with monthly principal and interest payments of $2,226 per month, due February 2013. Interest was charged at a rate of 7.5%. At December 31, 2012, a balance of approximately $4,000 was outstanding. This loan was paid in full during the quarter ended March 31, 2013.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, requires monthly payments of $10,000 and matures November 2015. The balance due on this note was approximately $258,000 at June 30, 2013.

9.     SUBSEQUENT EVENTS

On July 2, 2013, the Company announced receipt of purchase orders for $3 million in LuViva device and disposable sales to the Turkish Ministry of Health. Shipment of that order is scheduled to begin in the third quarter of 2013 and continue through the end of 2014.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2013, we had an accumulated deficit of about $96.8 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2013 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Service Revenue:  Service revenue decreased to approximately $222,000 for the quarter ended June 30, 2013, from approximately $915,000, for the same period in 2012. Service revenue was lower for the second quarter 2013 due to the termination of certain collaborative agreements with Konica Minolta.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended June 30, 2013, was approximately $116,000. Related costs of sales were approximately $119,000, which resulted in a gross loss for the device and disposables of approximately $3,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables for the three months ended June 30, 2012, was approximately $29,000. Related costs of sales were approximately $75,000, which resulted in a gross loss on the device and disposables of approximately $46,000.

On April 17, 2013, we announced that we shipped our first Edition 3 CE marked LuViva devices to our distributor in Turkey. The delivery was the first of approximately 15 units we planned to manufacture and ship to distributors in the second quarter of 2013. Purchase orders for 13 units were received and six units were shipped in the second quarter. Due to a requested software change by our Turkish distributor and a shipping schedule change by our Nigerian distributor, the remaining units are scheduled to be shipped early in the third quarter of 2013. On July 2, 2013, we announced receipt of purchase orders for $3 million in LuViva device and disposable sales to the Turkish Ministry of Health. Shipment of that order is scheduled to begin in the third quarter of 2013 and continue through the end of 2014.

Research and Development Expenses:  Research and development expenses decreased to approximately $834,000 for the three months ended June 30, 2013, compared to $898,000 for the same period in 2012.  The decrease, of approximately $64,000, was primarily due to a decrease in research and development for our cervical cancer detection product, as we shift resources toward marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $195,000 during the three months ended June 30, 2013, compared to $69,000 for the same period in 2012. The increase was primarily due to efforts underway in marketing our cervical cancer detection product.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $931,000 during the three months ended June 30, 2013, compared to approximately $1.1 million for the same period in 2012.  The decrease of approximately $119,000, or 11%, is primarily related to a decrease in employee compensation recorded for the three months ended June 30, 2013.

Interest Expense:  Interest expense decreased to approximately $9,000 for the three months ended June 30, 2013, as compared to approximately $19,000 for the same period in 2012, primarily due to repayment of outstanding notes.

Net loss was approximately $1.8 million during the three months ended June 30, 2013, compared to $1.2 million for the same period in 2012, for the reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Service Revenue:  Service revenue decreased to approximately $389,000 for the six months ended June 30, 2013, from approximately $1.6 million for the same period in 2012. Service revenue, for the six months ended June 30, 2013, was lower than the comparable period in 2012, due the termination of certain agreements with Konica Minolta.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2013, was approximately $248,000. Related costs of sales were approximately $277,000, which resulted in a gross loss for the device and disposables of approximately $29,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2012, was approximately $29,000. Related costs of sales were approximately $75,000, which resulted in a gross loss on the device and disposables of approximately $46,000.

Research and Development Expenses:  Research and development expenses remained unchanged at approximately $1.6 million for the six months ended June 30, 2013 and 2012.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $359,000 during the six months ended June 30, 2013, compared to $139,000 for the same period in 2012. The increase, of approximately $220,000, was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products in development.

General and Administrative Expenses:  General and administrative expenses remained unchanged at approximately $2.0 million during the six months ended June 30, 2013 and 2012.

Other Income: Other income was $75,000 for the six months ended June 30, 2013, compared to zero for the same period in 2012. Other income for the six months ended June 30, 2013, was associated with a royalty payment on our licensing agreement and miscellaneous income.

Interest Expense:   Interest expense decreased to approximately $24,000 for the six months ended June 30, 2013, as compared to approximately $36,000 for the same period in 2012.  The decrease is primarily due to the decrease in interest expense on lower loan balances for the six months ended June 30, 2013.

Net loss was approximately $3.6 million during the six months ended June 30, 2013, compared to $2.2 million for the same period in 2012. The increase of approximately $1.3 million was due to a direct reduction in our service revenue, due to the termination of certain collaborative agreements with Konica Minolta.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At June 30, 2013, we had cash of approximately $2.0 million and working capital of approximately $1.3 million.

Our major cash flows in the quarter ended June 30, 2013, consisted of cash out-flows of approximately $2.8 million from operations, including approximately $3.6 million of net loss, cash outflow of $101,000 from investing activities and a net change from financing activities of $3.8 million, which primarily represents the proceeds received from the issuance of our Series B Preferred Stock, exercise of outstanding warrants and options, offset in part by cash utilized for loan repayment.

On May 24, 2013, we completed a private placement of our Series B Preferred Stock and warrants to purchase shares of our common stock. We issued an aggregate of 2,527 shares of our Series B Preferred Stock at a purchase price of $1,000 per share, subject to the terms of a Securities Purchase Agreement, dated May 21, 2013, between us and certain accredited investors. We also issued warrants, on a pro rata basis to the investors, exercisable to purchase an aggregate of 3,716,177 shares of our common stock. The warrants, which carry a five-year term, were split evenly into two tranches, one of which is subject to a mandatory exercise provision. The warrants are exercisable at any time at an exercise price of $1.08 per share, subject to certain customary adjustments contained in the respective warrants. In connection with the private placement, we entered into a registration rights agreement with the investors pursuant to which we have certain contractual obligations to register the shares of common stock issuable upon conversion of our Series B Preferred Stock and exercise of the warrants.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2014. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  However, we have experienced operating losses since our inception and, as of June 30, 2013, had an accumulated deficit of approximately $96.8 million, working capital of approximately $1.3 million and stockholders’ equity of approximately $1.7 million. These factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2013 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

The number of shares of our common stock issuable upon the conversion of outstanding our series B convertible preferred stock or exercise of outstanding warrants and options is substantial.

The outstanding shares of our Series B Preferred Stock are currently exercisable for an aggregate of 3,716,177 shares of our common stock. In addition, we currently have warrants outstanding that are exercisable for an aggregate of 12,132,912 shares and outstanding options for 6,320,166 shares. Together, the shares of common stock issuable upon conversion or exercise of our outstanding Series B Preferred Stock, warrants and options constitute approximately 33.6% of the total number of shares of common stock currently issued and outstanding.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our common stockholders (including those persons who may become common stockholders upon conversion of our Series B Preferred Stock or exercise of our warrants) sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.

In addition, our Series B Preferred Stock and certain of our outstanding warrants contain anti-dilution provisions that may, under certain circumstances, reduce the conversion or exercise price or increase the number of shares issuable, or both.

Adjustments to the conversion price for our Series B Preferred Stock and the exercise price for certain of our warrants will dilute the ownership interests of our existing stockholders.

On May 23, 2013, we issued 2,527 shares of our Series B Preferred Stock initially convertible into 3,716,177 shares of our common stock at an initial conversion price of $0.68 per share, plus warrants exercisable for 3,716,177 shares of our common stock with an initial exercise price of $1.08 per share. Under the terms of these securities, subject to certain exceptions, the conversion price for the Series B Preferred Stock and the exercise price for the warrants will be lowered if we issue common stock at a per share price below the then conversion price for the Series B Preferred Stock or the then exercise price for the warrants, respectively. Reductions in the conversion price for the Series B Preferred Stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion or exercise of these securities, which could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2012, for information regarding other factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

During the three months ended June 30, 2013, we issued 670,313 shares to its directors as compensation for board services. The issuance of shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. We received no cash proceeds from the issuances.

ITEM 3. N/A

ITEM 4. N/A

ITEM 5. N/A

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (File No. 189823), filed July 5, 2013).
10.1	Securities Purchase Agreement, by and among Guided Therapeutics, Inc. and the Purchasers named therein, dated May 21, 2013 (incorporated by reference to Exhibit 10.1 to amendment no. 1 to the Current Report on Form 8-K, filed May 23, 2013).
10.2	Registration Rights Agreement, by and among Guided Therapeutics, Inc. and the Purchasers named therein, dated May 21, 2013 (incorporated by reference to Exhibit 10.4 to amendment no. 1 to the Current Report on Form 8-K, filed May 23, 2013).
10.3	Form of Warrant (Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the Current Report on Form 8-K, filed May 23, 2013).
10.4	Form of Warrant (Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the Current Report on Form 8-K, filed May 23, 2013).
31	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.
101	XBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 14, 2013

