Form 10-Q
period 2013-09-30
GUIDED THERAPEUTICS INC
filed 2013-11-13
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2013

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

Yes [   ]  No [X]

As of November 11, 2013, the registrant had outstanding 66,303,996 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in Thousands, Except Share Data)
	AS OF
ASSETS	September 30, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$400	$1,044
Accounts receivable, net of allowance for doubtful accounts of $18 and $12 at September 30, 2013 and December 31, 2012, respectively	112	107
Inventory, net of reserves of $99 and $52, at September 30, 2013 and December 31, 2012, respectively.	810	524
Other current assets	185	198
Total current assets	1,507	1,873

Property and equipment, net	1,030	1,274
Other assets	394	331
Total noncurrent assets	1,424	1,605

TOTAL ASSETS	$2,931	$3,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$70	$79
Current portion of long-term note payable	107	4
Notes payable – past due	—	419
Accounts payable	822	765
Accrued liabilities	575	1,038
Deferred revenue	37	40
Total current liabilities	1,611	2,345

LONG-TERM LIABILITIES:
Warrants, at fair value	663	—
Long-term debt, net	135	—
Total long-term liabilities	798	—

TOTAL LIABILITIES	$2,409	$2,345

COMMITMENTS & CONTINGENCIES (Note 4)
STOCKHOLDERS’ EQUITY:
Series B convertible preferred stock, $.001 par value; 3,000 shares authorized, 2,457 and 2,527 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	$1,296	$—
Common stock, $.001 par value; 145,000 shares authorized, 66,303,996 and 62,282,231 shares issued and outstanding, as of September 30, 2013 and December 31, 2012, respectively	66	62
Additional paid-in capital	97,562	93,273
Treasury stock, at cost	(132)	(104)
Accumulated deficit	(98,270)	(92,098)

TOTAL STOCKHOLDERS’ EQUITY	522	1,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,931	$3,478

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Per Share Data)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2013	2012	2013	2012
REVENUE:
Contract and grant revenue	$86	$693	$474	$2,326

Sales – devices and disposables	58	43	306	72
Cost of goods sold	117	55	394	130
Gross loss	(59)	(12)	(88)	(58)

COSTS AND EXPENSES:
Research and development	596	787	2,243	2,397
Sales and marketing	249	132	608	271
General and administrative	822	732	2,791	2,714
Total	1,667	1,651	5,642	5,382

Operating loss	(1,640)	(970)	(5,256)	(3,114)

OTHER INCOME	213	—	289	—

INTEREST EXPENSE	(11)	(16)	(35)	(52)

LOSS BEFORE INCOME TAXES	(1,438)	(986)	(5,002)	(3,166)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(1,438)	(986)	5,002)	(3,166)

PREFERRED STOCK DIVIDENDS	—	—	(1,171)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,438)	$(986)	$(6,173)	$(3,166)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.02)	$(0.10)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	66,261	60,827	65,212	55,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in Thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,002)	$(3,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	7	(8)
Depreciation and amortization	344	258
Stock based compensation	699	493
Warrants	(210)	—

Changes in operating assets and liabilities:
Inventory	(296)	60
Accounts receivable	(11)	59
Other current assets	12	(64)
Accounts payable	57	(62)
Deferred revenue	(3)	129
Accrued liabilities	9	44
Other assets	(64)	139
Total adjustments	544	1,048

Net cash used in operating activities	(4,458)	(2,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(111)	(496)
Net cash used in investing activities	(111)	(496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	2,214	—
Proceeds from options and warrants exercised	1,916	3,072
Proceeds from issuance of short-term notes payable	115	—
Payments on notes and loan payables	(320)	(50)
Net cash provided by financing activities	3,925	3,022

NET CHANGE IN CASH AND CASH EQUIVALENTS	(644)	409
CASH AND CASH EQUIVALENTS, beginning of year	1,044	2,200
CASH AND CASH EQUIVALENTS, end of period	$400	$2,609
SUPPLEMENTAL SCHEDULE OF:
Cash paid for interest	$11	$12

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividends in the form of convertible warrants into common stock	$—	$2,654
Deemed dividends on preferred stock	$1,171	$—
Issuance of common stock as board compensation	$463	$148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“InterScan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2013, it had an accumulated deficit of approximately $98.3 million. Through September 30, 2013, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  However, the Company has experienced operating losses since its inception and, as of September 30, 2013, had an accumulated deficit of approximately $98.3 million, a negative working capital of approximately $104,000 and stockholders’ equity of approximately $522,000. These factors raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. Notwithstanding the foregoing, the Company believes it has made progress in recent years in stabilizing its financial situation through ongoing capital-raising efforts, funding from past collaborative arrangements and grants from the National Institutes of Health (“NIH”) and the National Cancer Institute (“NCI”), while at the same time simplifying its capital structure and significantly reducing debt. On May 24, 2013, the Company completed a private placement of approximately $2.5 million of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Additionally, the Company has warrants exercisable for approximately 11.6 million shares of its common stock outstanding at September 30, 2013, with a weighted average price of $0.85 per share. Exercises of these warrants would generate a total of approximately $9.9 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants (See Note 9).

Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants, if available, and believes that such financing will be sufficient to support planned operations through the second quarter of 2014. If sufficient capital cannot be raised by the end of the second quarter of 2014, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support, such additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Principles of Consolidation

The accompanying consolidated financial statements, as of and for the quarter ended September 30, 2013, includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after September 30, 2013, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At September 30, 2013 and December 31, 2012, our inventories were as follows:

	September 30, 2013	December 31, 2012
Raw materials	$674	$518
Work in process	165	21
Finished goods	70	37
Inventory reserve	(99)	(52)
Total	$810	$524

Revenues

Substantially all of the Company’s revenues for the nine months ended September 30, 2013 were from product sales, totaling approximately $306,000, grants with the NIH and NCI, totaling approximately $295,000, and other contract revenue from royalty and miscellaneous receipts, totaling approximately $169,000. Substantially all revenue for the same period in 2012 was from contracts with its prior collaborative partner, Konica Minolta Opto, Inc. (“Konica Minolta”) and grants with the NCI, totaling approximately $2.1 million or 99% of the Company’s revenues during the period. For the three months ended September 30, 2013, substantially all of the Company’s revenues were from product sales, totaling approximately $59,000, and from grants with the NIH and NCI, totaling approximately $89,000. Substantially all revenue for the same period in 2012 was from contracts with Konica Minolta and grants with the NIH and NCI, which totaled approximately $608,000 or 94.2% of the Company’s revenues for the period.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2012, the Company had approximately $61.8 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at September 30, 2013 due to the NOL. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

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

Other Income

Other income consists of a one-time payment from an insurance company for policy dividends and the change in fair value of warrants classified as derivative instruments.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transactionbetween market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

•	Level 1 – Quoted market prices in active markets for identical assets and liabilities;
•	Level 2 – Inputs, other than level 1 inputs, either directly or indirectly observable; and
•	Level 3 – Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of September 30, 2013. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of September 30, 2013:

FAIR VALUE MEASUREMENTS (In Thousands)

					Asset/ (Liability)
Description	Level 1	Level 2	Level 3	Total	Total

Warrants	$—	$—	$(663)	$(663)	$(663)

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

For the three and nine months ended September 30, 2013, stock-based compensation for options attributable to employees, officers and directors was approximately $130,000 and $699,000, respectively, and has been included in the Company's third quarter 2013 statements of operations. For the three and nine months ended September 30, 2012, stock-based compensation for options attributable to employees, officers and directors was approximately $143,000 and $493,000, respectively, and has been included in the Company's third quarter 2012 statements of operations.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2013, the Company had approximately $1.0 million of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of September 30, 2013 and changes during the three months then ended, is as follows:

Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2013	6,463,206	$0.67
Granted	703,750	$0.69
Exercised / Expired	(856,790)	$0.57
Outstanding, September 30, 2013	6,310,166	$0.69	6.33	$1,009

Vested and exercisable, September 30, 2013	4,748,034	$0.60	5.96	$899

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

5.     LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the dispositions of these matters, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular period.

As of September 30, 2013 and December 31, 2012, there was no accrual recorded for any potential losses related to pending litigation.

6.     STOCKHOLDERS' EQUITY

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 2,457 shares were issued and outstanding as of September 30, 2013.

Pursuant to the terms of the Series B Preferred Stock set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The conversion price currently is $0.68 per share, such that each share of Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 5.0%, for the quarter ended December 31, 2013, and at an annual rate of 10% thereafter, in each case, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with warrants to purchase 3,716,177 shares of common stock at $1.08 per share. The exercise price of the warrants will be reduced, and the number of shares of common stock into which the warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. As a result of this dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds fromissuance of the Series B Preferred Stock, the Company allocated $873,000 to the fair value of the warrants. The effective conversion price of the $1.7 million allocated to the Series B Preferred Stock resulted in an associated beneficial conversion feature totaling $1,171,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings representing a deemed dividend. The deemed dividend has been subtracted from income (added to the loss) in computing earnings per common stockholder.

Common Stock

The Company has authorized 145,000,000 shares of common stock with $0.001 par value, 66,303,996 of which were outstanding as of September 30, 2013. During the nine months ended September 30, 2013, the Company issued 670,313 shares as board compensation, and 2,667,880 and 580,540 and 102,942 shares in connection with the exercise of outstanding warrants, options and preferred shares conversion, respectively.

Stock Options

See Note 4, Stock Options.

Warrants

The Company has issued warrants to purchase its common stock from time to time in connection with certain financing arrangements. Currently, there are warrants exercisable for an aggregate of 11,661,056 shares of common stock outstanding, as follows:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
3,590,525	(1)	$0.65 per share	March 1, 2014
471,856	(1)	$0.80 per share	July 26, 2014
3,590,522	(1)	$0.80 per share	March 1, 2015
6,790	(2)	$1.01 per share	September 10, 2015
285,186	(3)	$1.05 per share	November 20, 2016
3,716,177	(4)	$1.08 per share	May 23, 2018

__________

(1)	Consists of outstanding warrants issued in connection with a warrant exchange program in June 2012.
(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013.

7.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders was computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

8.     NOTES PAYABLE

Short Term Notes Payable

At December 31, 2012, the Company maintained a note payable to IQMS, an enterprise resources planning software provider, of approximately $34,000, as well as a note to Premium Assignment Corporation, an insurance premium financing company, of approximately $33,000. These notes are 8 and 12 months, straight-line amortizing loans dated June 29, 2012 and July 4, 2012, respectively, with monthly principal and interest payments of approximately $4,300 and $11,000 per month, respectively. The notes carry annual interest rates ranging between 5-6%. The Premium Assignment Corporate note was paid in full during the quarter ended March 31, 2013. The IQMS note was paid in full during the quarter ended September 30, 2013.

At September 30, 2013, the Company maintained an additional note payable to Premium Assignment Corporation of approximately $70,000. This note is an 8 months, straight-line amortizing loan dated July 4, 2013 with monthly principal and interest payments of approximately $12,000 per month. The note carries an annual interest rate of 5.34%.

Loan Payable

At December 31, 2009, the Company maintained a line of credit in the amount of $75,000 with Pacific International Bank (“PI Bank”) of Seattle, Washington. This line was converted to a 36 month, straight-line amortizing loan on February 24, 2010, with monthly principal and interest payments of $2,226 per month, due February 2013. Interest was charged at a rate of 7.5%. At December 31, 2012, a balance of approximately $4,000 was outstanding. This loan was paid in full during the quarter ended March 31, 2013.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, requires monthly payments of $10,000 and matures November 2015. The balance due on this note was approximately $233,000 at September 30, 2013.

9.     SUBSEQUENT EVENTS

On October 10, 2013, the Company announced the signing of additional distributors for the LuViva ® Advanced Cervical Scan in territories that include France, Qatar, Malaysia, Indonesia and Bangladesh. Combined, these territories include approximately 86 million women aged 25 to 64 years.

On October 15, 2013, the Company commenced an offer to exchange some of its outstanding warrants exercisable to purchase up to an aggregate of 3,590,525 shares of its common stock, at an exercise price of $0.65 per share, with an exercise period ending March 1, 2014, for new warrants exercisable for the same number of shares of common stock, but with a reduced exercise price of $0.40 per share and a shortened exercise period ending on November 27, 2013.

On October 21, 2013, the Company announced that it received $250,000 in royalties, pursuant to a licensing agreement with Freedom Meditech, bringing the total amount received on the agreement to date to $300,000. The agreement has a lifetime maximum royalty payable of $4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2012 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2013, we had an accumulated deficit of about $ 98.3 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2013 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

Allowance for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result. Since our inventory is stated at the lower of cost or market, we also estimate an allowance for the potential losses on the sale of inventory.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue: Net revenue decreased to approximately $86,000 for the three months ended September 30, 2013, from approximately $693,000 for the same period in 2012. Net revenue was lower for the three months ended September 30, 2013 than the comparable period in 2012, due to the decrease in revenue from contracts relating to our cervical cancer detection technology and our prior co-development agreement with Konica Minolta.

Sales Revenue, Cost of Sales and Gross Loss from Devices: Revenue from the sale LuViva devices for the three months ended September 30, 2013 was $58,000, with related cost of sales of approximately $117,000, resulting in a loss of approximately $59,000 on the devices. Revenue from the sale of a demonstration LuViva device for the quarter ended September 30, 2012, was approximately $43,000, with related cost of sales of approximately $55,000, resulting in a loss of approximately $12,000 on the devices.

Research and Development Expenses: Research and development expenses decreased to approximately $596,000 for the three months ended September 30, 2013, compared to $787,000 for the same period in 2012. The decrease, of approximately $191,000, was primarily due to a decrease in research and development expenses for the cervical cancer detection products.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $249,000 during the three months ended September 30, 2013, compared to $132,000 for the same period in 2012. The increase of approximately $117,000 was primarily due to an increase in expenses relating to international marketing efforts for our cervical cancer detection products.

General and Administrative Expenses: General and administrative expenses increased to approximately $822,000 during the three months ended September 30, 2013, compared to $732,000 for the same period in 2012. The increase of approximately $90,000, is primarily related to accrued expenses relating to product warranties.

Other Income: Other income was approximately $213,000 for the three months ended September 30, 2013. There was no other income for the three months ended September 30, 2012. Other income for the quarter then ended was related to royalty receipts from our Licensing Agreement from Freedom Meditech and the change in fair value of warrants.

Interest Expense: Interest expense decreased to approximately $11,000 for the three months ended September 30, 2013, as compared to interest expense of approximately $16,000, for the same period in 2012. The decrease in interest expense was a result of lower loan balances for the three months ended September 30, 2013.

Taxes: There was no provision for income taxes for the three months ended September 30, 2013, due to the approximately $61.8 million NOL carry forward at December 31, 2012. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Net loss was approximately $1.6 million for the three months ended September 30, 2013, compared to a net loss of approximately $986,000, for the same period in 2012, for the reasons described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue:  Net revenue decreased to approximately $474,000 for the nine months ended September 30, 2013, from approximately $2.3 million for the same period in 2012. Net revenue was lower for the nine months ended September 30, 2013, than the comparable period in 2012, due to the decrease in revenue from contracts relating to our cervical cancer detection technology and our prior co-development agreement with Konica Minolta.

Sales Revenue, Cost of Sales and Gross Loss from Devices: Revenue from the sale of LuViva devices for the nine months ended September 30, 2013 was $306,000, with related cost of sales of approximately $394,000, resulting in a loss of approximately $88,000 on the devices. Revenue from the sale of demonstration LuViva devices for the nine months ended September 30, 2012, was approximately $72,000, with related cost of sales of approximately $130,000, resulting in a loss of approximately $58,000 on the devices.

Research and Development Expenses:  Research and development expenses decreased to approximately $2.2 million for the nine months ended September 30, 2013, compared to approximately $2.4 million for the same period in 2012. The decrease was attributed to decrease in activities related to our ISF Technology.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $608,000 during the nine months ended September 30, 2013, compared to $271,000 for the same period in 2012. The increase of approximately $337,000 was primarily due to an increase in expenses relating to marketing efforts for the cervical cancer detection products.

General and Administrative Expenses:  General and administrative expenses remained essentially unchanged at approximately $2.7 million for the nine months ended September 30, 2013 and 2012.

Other Income: Other income was approximately $289,000 for the nine months ended September 30, 2013. Other income consisted of a one-time payment from our old insurance company for policy dividends and the change in fair value of warrants. There was no other income for the same period in 2012.

Interest Expense:   Interest expense decreased to approximately $35,000 for the nine months ended September 30, 2013, as compared to approximately $52,000 for the same period in 2012.  The decrease was primarily due to the decrease in interest expense on lower loan balances for the nine months ended September 30, 2013.  The Company was also able to pay off one of its notes payable and PI Bank loan during the first six months of 2013.

Taxes: There was no provision for income taxes for the nine months ended September 30, 2013, due to the approximately $61.8 million NOL carry forward at December 31, 2012. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Net loss was approximately $5.1 million during the nine months ended September 30, 2013, compared to approximately $3.2 million for the same period in 2012, for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements and grants. At September 30, 2013, we had cash of approximately $400,000 and a negative working capital of approximately $104,000.

Our major cash flows for the nine months ended September 30, 2013, consisted of cash out-flows of approximately $4.5 million from operations, including approximately $5.0 million of net loss, cash outflow of $111,000 from investing activities, and net cash provided by financing activities of approximately $3.9 million, which primarily represents the proceeds received from the exercise of outstanding warrants and options, offset in part by cash utilized for loan repayment.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2014. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  However, we have experienced operating losses since our inception and, as of September 30, 2013, had an accumulated deficit of approximately $98.3 million, a negative working capital of approximately $104,000 and stockholders’ equity of approximately $522,000. These factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2013. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2013 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Please refer to “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2012, and in our subsequently filed quarterly reports on Form 10-Q, for information regarding other factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS

During the three months ended September 30, 2013, we issued 703,750 shares to its directors as compensation for board services. The issuance of shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. We received no cash proceeds from the issuances.

ITEM 3. N/A

ITEM 4. N/A

ITEM 5. N/A

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification.
101	XBRL.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ MARK L. FAUPEL
By:	Mark L. Faupel
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 13, 2013

