Form 10-K
period 2013-12-31
GUIDED THERAPEUTICS INC
filed 2014-03-26
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $34,738,166 as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sales price of the registrant’s Common Stock of $0.68, reported for such date by the OTC Bulletin Board.

As of March 20, 2014, the registrant had outstanding 71,723,963 shares of Common Stock.

1

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

Non-Invasive Cervical Cancer Detection

We believe LuViva will provide a less invasive and painless alternative to conventional tests for cervical cancer detection. We also believe LuViva can improve patient well-being and reduce healthcare costs, since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care.  We completed enrollment in our U.S. Food and Drug Administration (“FDA”) pivotal trial of LuViva in 2008 and on November 18, 2010, the FDA accepted our completed premarket approval (“PMA”) application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 12, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. On November 14, 2012 we filed an amended PMA with FDA. On September 6, 2013 we received a letter from the FDA with additional questions. Assuming we can respond to FDA’s most recent questions effectively and in a timely manner, and then receive FDA approval in 2014, we currently anticipate a 2015 product launch in the United States, but cannot be assured we will be able to launch on that timetable, or at all. Internationally, we have regulatory approval to sell LuViva in Europe upon receipt of our Edition 3CE Mark in January 2014. LuViva has marketing approval from Health Canada and the Singapore Health Sciences Authority, and we have applied for approval in Mexico.

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

We believe that our technology, as developed for cervical cancer detection, can be modified and then applied to other cancers. Because development of our technology for additional cancers is costly and resource intensive, we sought a strategic partner to help defray costs and otherwise assist in the expansion of our cancer detection technology into other cancers. This resulted in our various collaborative agreements with Konica Minolta, including past agreements related to the development of a prototype device specifically for esophageal cancer detection and our current license agreement with Konica Minolta (see “—Lung and Esophageal Cancer Detection —Konica Minolta”).

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

Cervical Cancer Market

The National Cancer Institute (“NCI”) estimated that in 2013, about 12,340 cases of invasive cervical cancer would be diagnosed and about 4,030 women would die from cervical cancer in the United States. According to published data, cervical cancer results in about 200,000 deaths annually worldwide, with 470,000 new cases reported each year.

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

In 2006, a new vaccine for certain strains of the human papilloma virus, or HPV, was approved by the FDA. Most cervical cancers are associated with certain strains of HPV. The vaccine is administered in three doses, and according to guidelines, preferably to girls before they become sexually active. The approved vaccine is effective against 70% of the strains of HPV thought to be responsible for cervical cancer. Due to the limited success, to date, in vaccinating the female population and lack of 100% protection against all potentially cancer-causing strains of HPV, we believe that the vaccine will have a limited impact on the cervical cancer screening and diagnostic market for many years.

Our Non-invasive Cervical Cancer Product

LuViva is a non-invasive cervical cancer detection product, based on our proprietary biophotonic technology. The device is designed to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to indicate the likelihood of cervical cancer or precancers and/or to produce a map or image of diseased tissue. This test, unlike the Pap test or biopsy, has the potential to preserve the perspective and positional information of disease on the cervix, allowing for more accurate diagnosis. Our system also could allow doctors to make intelligent choices in triaging patients for biopsy or treatment and potentially for selecting biopsy sites that could be expanded for use in assisting in the detection of cancerous margins for cancer removal. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also designed to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product is expected to incorporate a single-use, disposable calibration and alignment component. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Our strategy is to continue our launch of LuViva in Canada and Turkey, which we began in the third quarter of 2013, while also continuing the launch in certain developed countries of Europe, which began in the last quarter of 2013. In parallel with these international efforts we are continuing steps to procure FDA approval in the United States.

To date, more than 4,000 women have been tested with various LuViva prototype and commercial devices in multiple clinical settings. During 2000, we conducted human clinical feasibility studies of laboratory prototypes at two U.S. research centers, detecting 31% more cervical precancerous lesions than conventional Pap tests. The results were presented at the World Health Organization/European Research Organization on Genital Infection and Neoplasia Joint Experts Conference in Paris in April 2000. The study population included 133 women scheduled for colposcopy and biopsy, if indicated. A total of 318 tissue-specific comparisons were made between our device and colposcopy/biopsy results. Of the 318 patients included in this study, 20 had high-grade precancers, 36 had low-grade precancers, 146 had benign lesions and 116 had normal tissues. Compared to the Pap test, our product detected 31% more precancers and 25% more high-grade precancers without increasing the false positive rate.

In 2005, we continued to conduct our pivotal clinical trial, which had collected data on over 900 women by the end of the year. In 2005, we also completed work on our commercial prototype. In 2006 and 2007, we continued to enroll subjects in our pivotal clinical trial and, by the end of 2007, had enrolled 1,400 subjects.

In September 2006, we announced that the National Cancer Institute (“NCI”) awarded a grant of approximately $690,000 for development of our non-invasive cervical cancer detection technology. This grant was used to further the ongoing FDA pivotal clinical trial. In 2006 and 2007, we received approximately $523,000 and $398,000, respectively, of NCI grant funds. On October 5, 2009, we were awarded a $2.5 million matching grant by the NCI to bring to market and expand the array features for LuViva. The award provided resources to complete the regulatory process and begin manufacturing ramp up for LuViva and a single-patient-use disposable patient interface for the device and will be received over a period of three years. Under the award, we recorded revenue of approximately $150,000 in 2013, $68,000 in 2012 and $912,000 in 2011.

We completed enrollment in our FDA pivotal trial in 2008 and collection of FDA-recommended follow up data in the third quarter of 2010.On November 18, 2010, the FDA accepted our completed PMA application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 12, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. Assuming we receive FDA approval in 2014, we currently anticipate a 2015 U.S. product launch, but cannot be assured we will be able to launch on that timetable, or at all.

Internationally, on October 4, 2011, we announced that LuViva was selected for inclusion in a review of new technologies by the United Kingdom’s NICE program. On January 10, 2014, we announced that we had successfully completed an audit of our quality system and were recertified under ISO 13485:2003. As a result, we now have regulatory approval to sell LuViva in Europe upon receipt of our Edition 3CE Mark in January 2014. LuViva has marketing approval from Health Canada and the Singapore Health Sciences Authority, and we have applied for approval in Mexico.

Sales or leases of LuViva are expected to include a single-patient-use disposable patient interface. We expect the device itself to be priced at approximately $20,000, with the disposable interface priced around $30 to $40. Profit margins on the disposable are expected to be approximately 90%. In the United States, we plan on establishing and training a 10-person sales force during the first year after launch, which will initially focus on early adopters in the larger population centers. Internationally, we plan on contracting with country-specific or regional distributors. We believe that the international market will be larger than the U.S. market. We have been in contact with more than 100 potential distributors, have formal distribution agreements in place covering 21 countries and expect to announce additional agreements over the next several months.

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

Konica Minolta

From 2008 to early 2013, we worked with Konica Minolta to explore the feasibility of adapting our microporation and biophotonic cancer detection technologies to other areas of medicine and to determine potential markets for these products in anticipation of a development agreement.

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

Research, Development and Engineering

To date, we have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technologies, as well as our since-discontinued glucose monitoring, diabetes detection, infant jaundice products. From inception in 1992 to December 31, 2013, we have incurred about $58.4 million in research and development expenses, net of about $24.6 million reimbursed through collaborative arrangements and government grants. Research and development costs were about $2.7 million and $3.2 million in 2013 and 2012, respectively.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. As of December 31, 2013, we have 19 granted U.S. patents relating to our biophotonic cancer detection technology and four pending U.S. patent applications. We also have three granted patents that apply to our interstitial fluid analysis system.

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

Current cervical cancer screening tests, primarily the Pap test and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as MediSpectra, Inc. (since acquired by Spectrascience, Inc.). MediSpectra was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers but has not yet entered the market. The limited approval limits use of the MediSpectra device only after a colposcopy, as an adjunct. In addition to the Medispectra device, there are other technologies that are seeking to enter the market as adjuncts to colposcopy, including devices from Dysis and Zedco. While these technologies are not direct competitors to LuViva, modifications to them or other new technologies as yet unannounced will require us to develop devices that are more accurate, easier to use or less costly to administer so that our products have a competitive advantage.

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

The PMA application review process is expensive, uncertain and lengthy. A number of devices for which a premarket approval has been sought have never been approved for marketing. The FDA may also determine that additional clinical trials are necessary, in which case the premarket approval may be significantly delayed while trials are conducted and data is submitted in an amendment to the PMA application. Modifications to the design, labeling or manufacturing process of a device that has received premarket approval may require the FDA to approve supplements or new applications. Supplements to a PMA application often require the submission of additional information of the same type required for an initial premarket approval, to support the proposed change from the product covered by the original application. The FDA generally does not call for an advisory panel review for PMA supplements, though applicants may request one. If any PMAs are required for our products, we may not be able to meet the FDA’s requirements or we may not receive any necessary approvals. Failure to comply with regulatory requirements or to receive any necessary approvals would have a material adverse effect on our business, financial condition and results of operations.

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

International sales of our products are subject to the regulatory requirements of each country in which we market our products. The regulatory review process varies from country to country. The European Union has promulgated rules that require medical products to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical directives. The appropriate ISO certification is one of the CE mark requirements. We maintain ISO 13485:2003 certification, which has allowed us to issue a CE mark for our non-invasive cervical cancer detection device once development is complete and sell the device in the European Union and other markets. Losing the right to affix the CE mark to our cervical cancer detection device or any future products could have a material adverse effect on our business, financial condition and results of operations.

We will be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

Employees and Consultants

As of December 31, 2013, we had 30 regular employees and consulting or other contract arrangements with 4 additional persons to provide services to us on a full- or part-time basis. Of the 34 people employed or engaged by us, 12 are engaged in research and development activities, 5 are engaged in sales and marketing activities, 1 is engaged in clinical testing and regulatory affairs, 6 are engaged in manufacturing and development, and 6 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Although we will be required to raise additional funds by the end of the second quarter of 2014, there is no assurance that such funds can be raised on terms that we would find acceptable, or at all.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2013, indicates that there is substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $103.0 million at December 31, 2013, summarized as follows:

Accumulated deficit from inception to fiscal year ended 2011	$85.0 million

Net Loss for fiscal year 2012, ended 12/31/2012	$ 4.4 million

Deemed dividends for fiscal year 2012, ended 12/31/2012	$ 2.7 million

Accumulated deficit, from inception to 12/31/2012	$92.1 million

Net Loss for fiscal year 2013, ended 12/31/2013	$ 7.2 million

Deemed dividends for fiscal year 2013, ended 12/31/2013	$ 3.7 million

Accumulated deficit, from inception to 12/31/2013	$103.0 million

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

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically financed our operations though the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. We believe funds on hand as of date of this report, along with funds from government contracts and grants, will be sufficient to support planned operations through the second quarter of 2014, but will not be sufficient to fund our planned operations to the point of commercial introduction of our LuViva cervical cancer detection device. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Further, financing our operations through the public or private sale of debt or equity may involve restrictive covenants or other provisions that could limit how we conduct our business or financing our operations. Financing our operations through collaborative arrangements generally means that the obligations of the collaborative partner to fund our expenditures are largely discretionary and depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to meet these milestones, or the collaborative partner may not continue to fund our expenditures.

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, and build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $103.0 million at December 31, 2013.

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

As of December 31, 2013, we have been issued, or have rights to, 19 U.S. patents (including those under license).  In addition, we have filed for, or have rights to, four U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have included since-discontinued products. In addition, we are only at the initial phase of manufacturing the LuViva device. In the past, we have had substantial difficulties in establishing and maintaining manufacturing for these products and those difficulties impacted our ability to increase sales. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. Only our Chief Executive Officer, our Chief Scientific Officer and our Senior Vice President of Engineering have employment contracts with us, and none of our employees are covered by key person or similar insurance. In addition, if we are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

We are significantly influenced by our directors, executive officers and their affiliated entities.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 24.17% of our outstanding common stock as of December 31, 2013. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

The number of shares of our common stock issuable upon the conversion of outstanding our Series B Preferred Stock or exercise of outstanding warrants and options is substantial.

The outstanding shares of our Series B Preferred Stock are currently exercisable for an aggregate of 3,716,177 shares of our common stock. In addition, we currently have warrants outstanding that are exercisable for an aggregate of 11,258,939 shares and outstanding options for 6,531,192 shares. Together, the shares of common stock issuable upon conversion or exercise of our outstanding Series B Preferred Stock, warrants and options constitute approximately 31.8% of the total number of shares of common stock currently issued and outstanding.

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

On May 24, 2013, we issued 2,527 shares of our Series B Preferred Stock initially convertible into 3,716,177 shares of our common stock at an initial conversion price of $0.68 per share, plus warrants exercisable for 3,716,177 shares of our common stock with an initial exercise price of $1.08 per share. Under the terms of these securities, subject to certain exceptions, the conversion price for the Series B Preferred Stock and the exercise price for the warrants will be lowered if we issue common stock at a per share price below the then conversion price for the Series B Preferred Stock or the then exercise price for the warrants, respectively. Reductions in the conversion price for the Series B Preferred Stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion or exercise of these securities, which could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. Due to a warrant exchange program completed in November 2013, the conversion price of the Series B  Preferred Stock has been lowered to $0.40 per share, such that each share is now convertible into 2,500 shares of common stock, and one tranche of the warrants, previously exercisable for 1,858,089 shares of common stock at $1.08 per share, is now exercisable for 5,016,840 shares at $0.40 per share.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at March 20, 2014 was 308.

The high and low sales prices for the calendar years 2013 and 2012, as reported by the OTCBB, are as follows:

	2013		2012
	HIGH	LOW	HIGH	LOW
First Quarter	$0.80	$0.66	$1.74	$0.69
Second Quarter	$0.94	$0.68	$90	$0.64
Third Quarter	$0.73	$0.52	$0.94	$0.68
Fourth Quarter	$0.68	$0.46	$0.76	$0.52

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not intend to pay any dividends in the foreseeable future.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,531,192	$0.66	6,724,027
Equity compensation plans not approved by security holders	—	—	—
TOTAL	6,531,192	$0.66	6,724,027

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2013, we have an accumulated deficit of about $103.0 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2014 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2012, the majority of our revenues were from grants from the NCI and NHI and our collaborative arrangements with Konica Minolta. In 2013, the majority of our revenues were from grants from the NCI and NHI and revenue from the sale of LuViva devices. We expect that the majority of our revenue in 2014 will be derived from similar sources.

Recent Developments

On October 15, 2013, Michael C. James was elected Chairman of the board of directors. He replaced Ronald W. Allen, who retired from the board effective January 31, 2014.

On January 7, 2014, we announced the appointment of Gene Cartwright as Chief Executive Officer of the Company, effective January 6, 2014. He was named to the board of directors effective January 30, 2014. Mr. Cartwright replaced Mark L. Faupel, who was named Chief Scientific Officer of the Company.

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

Valuation of Equity Instruments Granted to Employee, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using either the Black-Scholes valuation model or Monte Carlo Simulation model. See Note 4 to the consolidated financial statements accompanying this report for the assumptions used in the Black-Scholes valuation.

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

Results of Operations

Comparison of 2013 and 2012

General: Net loss attributable to common stockholders increased to approximately $10.4 million or $0.16 per share in 2013, from $4.4 million or $0.08 per share in 2012.

Revenue from Grants and other Agreements: Total revenues decreased to approximately $820,000 in 2013, from $3.3 million in 2012, primarily due to the decrease in revenue associated with our prior collaborative agreements with Konica Minolta (terminated as of February 2013) to zero in 2013 from approximately $2.5 million in 2012, partially offset by an increase in revenue from NCI and NHI grants to approximately $688,000 in 2013 from $68,000 in 2012. There were no costs of sales associated with this revenue in 2013 and 2012.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for the year ended December 31, 2013 and 2012 were approximately $359,000 and $72,000, respectively. Related costs of sales and valuation allowances on the Net Realizable Values were approximately $611,000 and $117,000, respectively, which resulted in gross losses on the device of approximately $252,000 and $45,000, respectively.

Research and Development Expenses: Research and development expenses decreased to approximately $2.7 million in 2013, compared to approximately $3.2 million in 2012, due to a decrease in expenses associated with our esophageal cancer technology and LuViva devices in production mode.

Sales and Marketing Expenses: Sales and marketing expenses increased to approximately $901,000 in 2013, compared to approximately $424,000 in 2012, due to an increase in expenses associated with marketing efforts for LuViva.

General and Administrative Expense: General and administrative expense decreased to approximately $3.5 million in 2013, from about $3.9 million in 2012. The decrease was primarily related to a decrease in attorney and consulting expenses for the year ended December 31, 2013.

Other Income: Other income was approximately $110,000 in 2013, compared to zero in 2012. The increase was primarily related to approximately $78,000 received from our insurance provider as a distribution, as well as a refund from one of our distributors of approximately $18,000.

Interest Expense: Interest expense decreased to approximately $45,000 for the year ended December 31, 2013, as compared to expenses of approximately $72,000 for the same period in 2012. The decrease was primarily due to a reduction in past due notes payable.

Fair Value of Warrants Expense: Fair value of warrants expensed were approximately $674,000 for the year ended December 31, 2013, as compared to none for the same period in 2012.

There was no income tax benefit recorded for the years ended December 31, 2013 and 2012, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At December 31, 2013, we had cash of approximately $613,000 and a working capital of approximately $268,000.

Our major cash flows in the year ended December 31, 2013 consisted of cash out-flows of $5.6 million from operations, including approximately $7.2 million of net loss, cash outflows of $107,000 from investing activities and a net change from financing activities of $5.3 million, which primarily represented the proceeds received from issuance of common and preferred stock, as well as exercise of outstanding warrants and options.

In July 2012, we completed a warrant exchange program, pursuant to which we exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80. As of December 31, 2012, we had issued 5,825,957 shares of common stock and received approximately $2.9 million in cash, in connection with the exercise of these new warrants.

On May 23, 2013, we completed a private placement of our Series B Preferred Stock and warrants to purchase shares of our common stock. We issued an aggregate of 2,527 shares of Series B Preferred Stock at a purchase price of $1,000 per share. The initial conversion price of the Series B Preferred Stock was $0.68 per share, such that each share would convert into 1,471 shares of our common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions. We also issued warrants, on a pro rata basis to the investors, exercisable to purchase an aggregate of 3,716,177 shares of our common stock. The warrants, which carry a five-year term, were split evenly into two tranches, one of which is subject to a mandatory exercise provision. The warrants are exercisable at any time and had an initial exercise price of $1.08 per share, subject to certain customary adjustments contained in the respective warrants. As a result of the November 2013 warrant exchange program described below, the conversion price of the Series B Preferred Stock has been lowered to $0.40 per share, such that each share is now convertible into 2,500 shares of common stock, and one tranche of the warrants, previously exercisable for 1,858,089 shares of common stock at $1.08 per share, is now exercisable for 5,016,840 shares at $0.40 per share.

In November 2013, we completed another warrant exchange program pursuant to which we exchanged warrants exercisable for a total of 3,573,691 shares of common stock, or 99.5% of the warrants eligible to participate, for new warrants exercisable for the same number of shares of common stock, but with a reduced exercise price of $0.40 per share and a shortened exercise period ending on November 27, 2013. As of December 31, 2013, we had issued 3,399,965 shares of common stock and received approximately $1.4 million in cash in connection with the exercise of these new warrants.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2014 We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Guided Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

UHY LLP

Sterling Heights, Michigan
March 26, 2014

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(In Thousands)

ASSETS	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$613	$1,044
Accounts receivable, net of allowance for doubtful accounts of $18 and $12 at December 31, 2013 and 2012, respectively	133	107
Inventory, net of reserves of $184 and $52 at December 31, 2013 and 2012, respectively	1,193	524
Other current assets	101	198
Total current assets	2,040	1,873

Property and equipment, net	920	1,274
Other assets	356	331
Total noncurrent assets	1,276	1,605

TOTAL ASSETS	$3,316	$3,478

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Short-term notes payable	$35	$79
Current portion of long term debt	109	4
Notes payable – past due	—	419
Accounts payable	891	765
Accrued liabilities	723	1,038
Deferred revenue	14	40
Total current liabilities	1,772	2,345

Warrants, at fair value	1,548	—
Long-term debt, net	103	—
Total long-term liabilities	1,651	—

TOTAL LIABILITIES	3,423	2,345

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS’ (DEFICIT) EQUITY:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, 2 and zero shares issued and outstanding as of December 31, 2013 and 2012, respectively (liquidation preference of $2.1 million and $0 at December 31, 2013 and 2012, respectively)	1,139	—
Common stock, $.001 par value; 145,000 shares authorized, 70,479 and 62,282 shares issued and outstanding as of December 31, 2013 and 2012, respectively	71	62
Additional paid-in capital	101,840	93,273
Treasury stock, at cost	(132)	(104)
Accumulated deficit	(103,025)	(92,098)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ (DEFICIT) EQUITY	(107)	1,133

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(107)	1,133

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,316	$3,478

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except Per Share Data)

	2013	2012
REVENUE:
Contract and grant revenue	$820	$3,338

Sales – devices and disposables	359	72
Cost of goods sold	611	117
Gross loss	(252)	(45)

OPERATING EXPENSES:

Research and development	2,742	3,227
Sales and marketing	901	424
General and administrative	3,533	3,923
Total operating expenses	7,174	7,574

Operating loss	(6,606)	(4,281)

OTHER INCOME (EXPENSES):
Other income	110	—
Interest expense	(45)	(72)
Change in fair value of warrants	(674)	—
Total other income	(609)	(72)

LOSS FROM OPERATIONS	(7,215)	(4,353)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(7,215)	(4,353)

PREFERRED STOCK DIVIDENDS	(3,175)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,390)	$(4,353)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.16)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	65,884	57,429

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(In Thousands)

	Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated	Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	TOTAL
BALANCE, January 1, 2012	—	$—	52,211	$52	$86,614	$(104)	$(85,089)	$104	$1,577
Issuance of stock	—	—	195	—	162	—	—	—	162
Exercise of warrants/options	—	—	9,876	10	3,092	—	—	—	3,102
Stock-based compensation expense	—	—	—	—	645	—	—	—	645
Deemed dividends	—	—	—	—	2,656	—	(2,656)	—	—
Acquisition of minority interest					104	—	—	(104)	—
Net Loss	—	—	—	—	—	—	(4,353)	—	(4,353)
BALANCE, December 31, 2012		$—	62,282	$62	$93,273	$(104)	$(92,098)	$—	$1,133

Issuance of Series B preferred stock	3	1,341	—	—	—	—	—	—	1,341
Deemed dividends on beneficial conversion feature of preferred stock	—	—	—	—	3,148	—	(3,148)	—	—
Preferred dividends	—	—	—	—	—	—	(27)	—	(27)
Conversion of preferred stock	(1)	(202)	878	1	201		—	—	—
Issuance of common stock	—	—	670	1	462	—	—	—	463
Issuance of stock options	—	—	—	—	126	—	—	—	126
Exercise of warrants and options	—	—	6,649	7	3,269	—	—		3,276
Stock-based compensation expense	—	—	—	—	824	—	—	—	824
Deemed dividends on replacement of warrants	—	—	—	—	537	—	(537)	—	—
Acquisition of treasury stock	—	—	—	—	—	(28)	—	—	(28)
Net Loss	—	—	—	—	—	—	(7,215)	—	(7,215)
BALANCE, December 31, 2013	2	$1,139	70,479	$71	$101,840	$(132)	$(103,025)	$—	$(107)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,215)	$(4,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	7	(3)
Depreciation	461	361
Stock-based compensation	824	645
Change in fair value of warrants	674	—
Changes in operating assets and liabilities:
Accounts receivable	(33)	13
Inventory	(669)	(4)
Other current assets	97	(144)
Other assets	(25)	55
Accounts payable	126	(337)
Deferred revenue	(26)	(413)
Accrued liabilities	223	513
Total adjustments	1,659	299

Net cash used in operating activities	(5,556)	(3,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(107)	(552)

Net cash used in investing activities	(107)	(552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	2,214	—
Proceeds from debt financing	115	86
Payments made on notes payable	(374)	(125)
Proceeds from options and warrants exercised	3,276	3,102

Net cash provided by financing activities	5,231	3,063

NET CHANGE IN CASH AND CASH EQUIVALENTS	(432)	(1,155)

CASH AND CASH EQUIVALENTS, beginning of year	1,045	2,200

CASH AND CASH EQUIVALENTS, end of year	$613	$1,045

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$31	$48
NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of minority interest	$—	$104
Conversion of accrued expenses into common stock / options	$126	$162
Purchase of fixed assets by issuing notes payable	$—	$50
Issuance of common stock as board compensation	$463	$—
Deemed dividends in the form of warrants to purchase common stock.	$537	$2,656
Deemed dividends on preferred stock	$3,148	$—

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2013, it had an accumulated deficit of approximately $103.0 million. Through December 31, 2013, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At December 31, 2013, the Company had working capital of approximately $268,000, accumulated deficit of $103.0 million, and incurred a net loss of $7.2 million for the year then ended. Stockholders’ deficit totaled approximately $107,000 at December 31, 2013, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised by the end of the second quarter of 2014, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 11.3 million shares of its common stock outstanding at December 31, 2013, with exercise prices of $0.40, $0.80 and $1.08 per share. Exercises of these warrants would generate a total of approximately $7.6 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, and grants, if available.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2014, the Company currently anticipates an early 2015 product launch in the United States. Product launch outside the United States began in the second half of 2013.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary. As disclosed in Note 4, the Company purchased the remaining 49% interest in its subsidiary during December 2012.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At December 31, 2013 and December 31, 2012, our inventories were as follows (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$1,013	$518
Work in process	268	21
Finished goods	96	37
Inventory reserve	(184)	(52)
Total	$1,193	$524

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Equipment	$1,277	$1,196
Software	737	730
Furniture and fixtures	124	124
Leasehold Improvement	189	170
	2,327	2,220
Less accumulated depreciation	(1,407)	(946)
Total	$920	$1,274

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $75,000 and $46,000 in 2013 and 2012, respectively.

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

Other Assets

Other assets primarily consist of long-term deposits for various tooling projects that are being constructed for the Company. At December 31, 2013 and 2012, such balances were approximately $326,000 and $283,000, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2013 and 2012 (in thousands):

	As of December 31,
	2013	2012
Accrued compensation	$426	$706
Accrued professional fees	116	191
Deferred rent	68	77
Other accrued expenses	113	64
Total	$723	$1,038

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

Significant Customers

In 2013 and 2012, the majority of the Company’s revenues were from three and two customers, respectively. Revenue from these customers totaled approximately $653,000 or 65% and approximately $2.9 million or 85% of total revenue for the year ended December 31, 2013 and 2012, respectively. Accounts receivable due from the customers represents 27% and 48% as of December 31, 2013 and 2012, respectively.

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions.  Each income tax position is assessed using a two-step process.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2013 and 2012, there were no uncertain tax positions.

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. As of December 31, 2013, the Company has approximately $59.8 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.  However, fiscal years 2010 and later remain subject to examination by the IRS and applicable states.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes Model. The fair value of warrants classified as liabilities at the date of issuance is estimated using the Monte Carlo Simulation model.

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

For the years ended December 31, 2013 and 2012, share-based compensation for options attributable to employees and officers were approximately $824,000 and $645,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2013, the Company had approximately $865,000 of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2013. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2013:

FAIR VALUE MEASUREMENTS ( In Thousands)

Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total

Warrants	$—	$—	$(1,548)	$(1,548)	$(1,548)

There were neither derivatives liabilities nor valuations of financial liabilities at December 31, 2012.

4. Stockholders’ Equity

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, of which 70.5 million were issued and outstanding as of December 31, 2013. For the year ended December 31, 2012, there were 145 million authorized shares of common stock, of which 62.3 million were issued and outstanding.

In December 2012, the Company entered into an agreement to purchase the remaining 49% interest in InterScan, Inc. In exchange, the Company agreed to issue to the seller warrants equal to 49% of the fair value of InterScan, Inc., as determined by a third party. The agreement established a minimum value purchase price of $147,000, or approximately 198,000 warrants, based upon the closing stock price at the date of the agreement, and a maximum purchase price of 2,500,000 warrants. The agreement required the seller to exercise one quarter of his outstanding warrants, subject to a minimum of $450,000 in warrant exercise payments, prior to March 1, 2013. The seller exercised all required warrants in accordance with the agreement. The Company issued 439,883 warrants to purchase the Company’s common stock at $0.68 per share to the seller, which will expire on March 31, 2016.

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 2,147 shares were issued and outstanding as of December 31, 2013.

Pursuant to the terms of the Series B Preferred Stock set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The original conversion price was $0.68 per share, such that each share of Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. As a result of anti-dilution provisions, the current conversion price is set at $0.40 per share, such that each share of Preferred Stock would convert into 2,500 shares of common stock.

Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 5.0%, for the quarter ended December 31, 2013, and at an annual rate of 10% thereafter, in each case, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $27,000 at December 31, 2013. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share. Pursuant to the terms of the Tranche B warrants, their exercise price will be reduced, and the number of shares of common stock into which those warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. The exercise price of Tranche B warrants is currently $0.40 per share, convertible into 5,016,840 shares of common stock. As a result of these provisions, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company originally allocated $873,000 to the fair value of the warrants. At December 31, 2013, the fair value of these warrants was approximately $1.5 million.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 6,724,027 shares remained available at December 31, 2013 and 6,531,192 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 13,255,219 shares of common stock as of December 31, 2013. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in 2013 and 2012 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2013	2012
Expected volatility	174%	141%
Expected option life in years	10.0	10.0
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.87%	1.84%
Weighted average fair value per option at grant date	$0.69	$0.76

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

Stock option activity for each of the two years ended December 31 is as follows:

	2013		2012
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	6,463,206	$0.67	6,862,167	$0.70
Options granted	977,276	$0.50	96,500	$0.79
Options exercised	(580,540)	$0.31	(326,461)	$0.28
Options expired/forfeited	(328,750)	$1.15	(169,000)	$2.60
Outstanding at end of year	6,531,192	$0.66	6,463,206	$0.67
Options vested and exercisable at year-end	5,463,963	$0.58	4,373,807	$0.50
Options available for grant at year-end	6,724,027		6,792,013
Aggregate intrinsic value – options exercised	$236,059		$93,088
Aggregate intrinsic value – options outstanding	$625,412		$1,332,965
Aggregate intrinsic value – options vested and exercisable	$612,946		$1,208,831
Options unvested, balance at beginning of year (1)	1,819,087	$1.18	—	—
Options granted (1)	977,276	$0.50	—	—
Vested (1)	(1,582,034)	$0.80	—	—
Cancelled/Forfeited	(147,100	$1.22	—	—
Balance, end of period (1)	1,067,229	$1.12	—	—

(1)	Includes awards not captured in valuation fragments

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

Warrants

In July 2012, the Company completed a warrant exchange program, pursuant to which it exchanged warrants exercisable for a total of 15,941,640 shares of common stock, or 56.29% of the warrants eligible to participate, for three classes of new warrants. These exchanges resulted in a deemed dividend of approximately $2.66 million, reflected as a non-cash disclosure in this financial statement of cash flows. The first class of new warrants expired on September 17, 2012 and carried an exercise price of $0.40, $0.45 or $0.50, depending on the date exercised. The second class of new warrants carries a one-year extension from the original expiration date and is exercisable at $0.65. The third class of new warrants carries a two-year extension from the original expiration date and is exercisable at $0.80.

In November 2013, the Company completed a warrant exchange program, pursuant to which it exchanged warrants exercisable for a total of 3,560,869 shares of common stock, or 99% of the warrants eligible to participate. These exchanges resulted in a deemed dividend of approximately $537,000, reflected as a non-cash disclosure in this financial statement of cash flows.

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2013:

Warrants (Underlying Shares)
Outstanding, January 1, 2013	20,801,512
Issuances	6,874,929
Canceled / Expired	(10,349,659)
Exercised	(6,067,843)
Outstanding, December 31, 2013	11,258,939

The Company had the following shares reserved for the warrants as of December 31, 2013:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
29,656	(1)	$0.65 per share	March 1, 2014
471,856	(1)	$0.80 per share	July 26, 2014
3,590,522	(1)	$0.80 per share	March 1, 2015
6,790	(2)	$1.01 per share	September 10, 2015
439,883	(3)	$0.68 per share	March 31, 2016
285,186	(4)	$1.05 per share	November 20, 2016
1,858,089	(5)	$1.08 per share	May 23, 2018
5,016,840	(6)	$0.40 per share	May 23, 2018

__________

(1)     Consists of outstanding warrants issued in connection with a warrant exchange program in June 2012.

(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of outstanding warrants issued in conjunction with a buy back of our minority interest in December 2012, which were issued in February 2014.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(5)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013.
(6)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013. Underlying shares increased from 1,858,089 to 5,016,840, and exercise price decreased from $1.08 per share to $0.40 per share, pursuant to the terms of the warrants, as a result of the 2013 warrant exchange program.

5. Income Taxes

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2013, the Company had NOL carryforwards available through 2033 of approximately $59.8 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all deferred tax assets related to the NOLs. Utilization of existing NOL carry forwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing its NOLs and has not determined if it is subject to any restrictions in the Internal Revenue Code that could limit the future use of NOL.

Components of deferred taxes are as follows at December 31 (in thousands):

	2013	2012
Deferred tax assets:	$287	$277
Net operating loss carry forwards	22,737	23,474
Deferred tax liabilities:
Intangible assets and other	—	—
	23,025	23,751
Valuation allowance	(23,025)	(23,751)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2013	2012
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	—	—
Valuation allowance	(38)	(38)
	0%	0%

6. Commitments and Contingencies

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092. The Company leases approximately 23,000 square feet under a lease that expires in June 2017. The fixed monthly lease expense is approximately $15,000 plus common charges. The Company also leases office and automotive equipment under operating lease agreements with monthly payments ranging from $275 to $1,960.  These leases expire at various dates through April 2016.  Future minimum rental payments at December 31, 2013 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount (,000)
2014	$207
2015	211
2016	201
2017	98
Total	$717

Rental expense was approximately $170,000 in 2013 and 2012.

Litigation and Claims

For the years ended December 31, 2013 and 2012, there was no accrual needed for any potential losses related to pending litigation.

Contracts

Under the Company’s prior collaboration agreements with Konica Minolta related to the development of lung and esophageal cancer detection products, the Company received approximately $400,000 and $1.3 million, respectively, in 2012. In February 2013, the Company replaced its existing agreements with Konica Minolta with a new agreement, pursuant to which, subject to the payment of a nominal license fee due upon FDA approval, Konica Minolta has granted the Company a five-year, world-wide, non-transferable and non-exclusive right and license to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on the Company’s biophotonic technology platform. The license permits the Company to use certain related intellectual property of Konica Minolta. In return for the license, the Company has agreed to pay Konica Minolta a royalty for each licensed product the Company sells.

7. License and Technology Agreements

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

8. Notes Payable

Short Term Notes Payable

At December 31, 2012, the Company maintained a note payable to IQMS, an enterprise resources planning software provider, of approximately $34,000, as well as a note to Premium Assignment Corporation, an insurance premium financing company, of approximately $33,000. These notes were 8 and 12 month, straight-line amortizing loans dated June 29, 2012 and July 4, 2012, respectively, with monthly principal and interest payments of approximately $4,300 and $11,000 per month, respectively. The notes carried annual interest rates ranging between 5-6%. The Premium Assignment Corporate note was paid in full during the quarter ended March 31, 2013. The IQMS note was paid in full during the quarter ended September 30, 2013.

At December 31, 2013, the Company maintained an additional note payable to Premium Assignment Corporation of approximately $35,000. This note is an 8 month, straight-line amortizing loan dated July 4, 2013 with monthly principal and interest payments of approximately $12,000 per month. The note carries an annual interest rate of 5.34%.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, requires monthly payments of $10,000, including interest, and matures November 2015. The balance due on this note was approximately $208,000 at December 31, 2013, of which $103,000 is payable during the year ending December 31, 2014 and $105,000 is payable during the year ending December 31, 2015.

9. Related Party Transactions

None

10. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The Company has the following allowances for doubtful accounts (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$12	$20
Additions / (Adjustments)	6	(8)
Balance	$18	$12

Inventory Reserves

The Company has the following reserves for inventory balance (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$52	$64
Additions / (Adjustments)	132	(12)
Balance	$184	$52

11. Loss Per Common Share

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

On December 17, 2012, the Company entered into a buy-back agreement with the holder of a 51 percent interest in the Company’s subsidiary, InterScan, Inc., pursuant to which the original agreement, dated February 28, 2011, was canceled and ownership of InterScan reverted back to the Company. InterScan is a non-active subsidiary of the Company.

12. Subsequent Events

On January 7, 2014 the Company announced the appointment of Gene Cartwright, 59, as Chief Executive Officer, effective January 6, 2014. Dr. Cartwright replaced Mark L. Faupel, who has transitioned to the role of Chief Scientific Officer. In accordance with Dr. Faupel’s employment agreement, all outstanding unvested stock options became fully vested on January 6, 2014, resulting in compensation expense of approximately $111,000. The Company also owes Dr. Faupel additional compensation payable of $40,000, as a result of the Company’s employment agreement with Dr. Cartwright.

Effective January 31, 2014, Ronald W. Allen resigned from the Board of Directors of the Company.

Between February 1 and March 25, 2014, the Company received cash advances from certain affiliates totaling about $175,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2013, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	60	Chief Execute Officer, President, Acting Chief Financial Officer and Director
Mark L. Faupel, Ph.D.	58	Chief Scientific Officer and Director
Richard L. Fowler	57	Senior Vice President of Engineering
Ronald W. Hart, Ph.D.	71	Vice Chairman and Director
John E. Imhoff, M.D.	64	Director
Michael C. James	55	Chairman and Director
Jonathan M. Niloff, M.D.	59	Director
Linda Rosenstock, M.D.	63	Director

Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

Gene S. Cartwright, Ph.D. joined us in January 2014 as the President, Chief Executive Officer and Acting Chief Financial Officer. He was elected as a director on January 31, 2014. His most recent position was with Omnyx, LLC, a Joint Venture between GE Healthcare and the University of Pittsburgh Medical Center, where, as CEO for over four years he founded and managed the successful development of products for the field of Digital Pathology. Prior to his work with Omnyx, LLC, he was President of Molecular Diagnostics for GE Healthcare. Prior to GE, Dr. Cartwright was Divisional Vice President/General Manager for Abbott Diagnostics’ Molecular Diagnostics business. In his 24 year career at Abbott, he also served as Divisional Vice President for U.S. Marketing for five years. He received a Masters of Management degree from Northwestern’s Kellogg School of Management and also holds a Ph.D. in chemistry from Stanford University and an AB from Dartmouth College.

Dr. Cartwright brings over 30 years of experience working in the IVD diagnostics industry. He has great experience in the diagnostics market both in the development and introduction of new diagnostics technologies, as well as extensive successful commercial experience with global businesses. With his background and experience, Dr. Cartwright, as President, CEO and Director will work with and advise the board as to how we can successfully market and build the LuViva international sales.

Mark L. Faupel, Ph.D. was appointed the Chief Scientific Officer effective January 7, 2014. He has been a director since 2007 and has more than 26 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel also served as our Chief Executive Officer from May 2007 to January 2014 and prior thereto was our Chief Technical Officer from April 2001 to May 2007.  Prior to coming to us in 1998, Dr. Faupel was the co-founder and Vice President of Research and Development at Biofield Corp. His work in early stage cancer detection has won two international awards and he is a former member of the European School of Oncology Task Force.  Dr. Faupel has served as a National Institutes of Health reviewer, is the inventor on 15 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia.

Dr. Faupel’s extensive experience in founding and managing point of care cancer detection companies includes the basic scientific applications, clinical trials, regulatory affairs and financing.  As such, Dr. Faupel advises the board on all aspects of our business.

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

Michael C. James has served as a member of our Board of Directors since March 2007 and as Chairman of the Board since October 15, 2013. Mr. James is also the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, Chief Executive Officer and the Chief Financial Officer of Inergetics, Inc., a nutraceutical supplements company and also the Chief Financial Officer of Terra Tech Corporation, which is a hydroponic and agricultural company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P.  Mr. James currently sits on the Board of Directors of Inergetics, Inc. Mr. James was Chief Executive Officer of Nestor, Inc. from January 2009 to September 2009 and served on their Board of Directors from July 2006 to June 2009.  He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He began his career in 1980 as a staff accountant with Eisner LLP. Mr. James received a B.S. degree in Accounting from Farleigh Dickinson University in 1980.

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

Linda Rosenstock, M.D. was appointed to the Board in April 2012.  Dr. Linda Rosenstock is Dean Emeritus and Professor of the University of California, Los Angeles (UCLA) Fielding School of Public Health, a position she has held since 2000.  She holds appointments as Professor of Medicine and Environmental Health Sciences and is a recognized authority in broad areas of public health and science policy.  Internationally, Dr. Rosenstock has been active in teaching and research in many developing countries and has served as an advisor to the World Health Organization.  Dr. Rosenstock also chaired the United Auto Workers/General Motors Occupational Health Advisory Board.  She is an Honorary Fellow of the Royal College of Physicians and an elected member of the National Academy of Sciences' Institute of Medicine where she has served as a member of their Board on Health Sciences Policy and Chair of the Committee for Preventive Services for Women.  In January 2011, she was appointed by President Obama to the Advisory Group on Prevention, Health Promotion and Integrative and Public Health.  She has served on the Board of Directors for Skilled Health Care since 2009.

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

Dr. Rosenstock is uniquely qualified as a Board Member for Guided Therapeutics.  First, as a trained physician who has  also chaired  the Preventive Services for Women Committee of the  National Academies’ Institute of Medicine, she has been directly involved in setting institutional and government policy for breast and cervical cancer screening, which is directly relevant to our LuViva cervical cancer detection device.  Secondly, she brings a wealth of international experience in developing countries, which is a focus of our product distribution effort in cancer detection.  Thirdly, she has demonstrated a lifetime of extraordinary leadership and her international recognition as an expert in health policy will provide outstanding credibility to Guided Therapeutics as a leading innovator in women’s healthcare.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2013, our officers, directors were in compliance with all applicable filing requirements, except for the following:

Form 4 for John Imhoff filed on December 5, 2013 with transaction date of November 13, 2013.

Forms 3 and 4 filed for Dr. Cartwright filed on February 7, 2014 with transaction date of January 6, 2014.

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

For the fiscal year ended December 31, 2013, Mr. Michael C. James, retired Certified Public Accountant, and Drs. Jonathan M. Niloff and Linda Rosenstock, were members of the Audit Committee. Mr. James is designated the Audit Committee Chairman and Financial Expert.

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid during each of the fiscal years ended December 31, 2013 and 2012 to the chief executive officer and our two other most highly compensated executive officers, collectively referred to as the named executive officers, in 2013:

2013 and 2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Mark Faupel, Ph.D. President, CEO, Acting CFO and Director (2)	2013	243,000	-	-	243,000
	2012	243,000	-	214,500	457,000
Richard Fowler, Senior Vice President of Engineering	2013 2012	197,000 195,000	- -	- 6,250	197,000 195,000
Shabbir Bambot, Ph.D. (3) Vice President of Research and Development	2013	80,222	-	-	80,222
	2012	193,000	-	6,000	193,000
(1)	See Note 3 to the consolidated financial statements that accompany this report.
(2)	Dr. Faupel currently serves as the Company’s Chief Scientific Officer.
(3)	Dr. Bambot resigned from the Company on May 10, 2013.

Dr. Faupel’s 2013 and 2012 compensation consisted of a base salary of $243,000, and usual and customary company benefits. As of December 31, 2013, Dr. Faupel’s remaining deferred salary was approximately $225,861. On July 2, 2012, Dr. Faupel was issued 153,846 shares of common stock at $0.65, in partial repayment of debt.

Mr. Fowler’s 2013 and 2012 compensation consisted of a base salary of $197,000 and $195,000, respectively, and usual and customary company benefits. He received no bonus and no stock options in 2013 and received 6,250 stock options in 2012. As of December 31, 2013, Mr. Fowler’s total deferred salary was approximately $98,858.

Dr. Bambot’s 2013 and 2012 compensation consisted of a base salary of $193,000, and $193,000, respectively, and usual and customary company benefits.

Outstanding Equity Awards to Officers at December 31, 2013

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Un-exercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Mark Faupel, Ph.D. President, CEO & Acting CFO	1,878,244	-	400,105	0.63	12/16/2021
Richard Fowler Senior Vice President of Engineering	405,062	-	90,938	0.48	12/16/2021
(1)	Represents fully vested options.
(2)	Based on all outstanding options

Outstanding Equity Awards to Directors at December 31, 2013

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Allen Chairman and Director	636,250	0.40
Ronald W. Hart, Ph.D. Director	517,500	0.37
John E. Imhoff, M.D. Director	303,750	0.78
Michael C. James Director	107,500	0.78
Jonathan Niloff, M.D. Director	142,917	0.74
Linda Rosenstock Director	125,000	0.80

The following Board members also serve as consultants to the company:

1.	Ronald W. Hart, Ph.D. – Dr. Hart, as part of his board duties, provides advice on regulatory and clinical issues, especially with advice for the Company with regard to its application to the FDA.
2.	Ronald W. Allen – Mr. Allen advises the company with regard to personnel and financing. As such, he plays an important role in identifying potential funding sources.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our common stock as of March 15, 2014 by (i) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock (a “5% stockholder”), (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D. Norcross, Georgia 30092.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Imhoff (3)	13,773,474	17.41%
The Whittemore Collection, Ltd. / George Landegger (4) 4 International Drive Rye Brook, NY 10573	7,187,614	9.40%
Michael C. James / Kuekenhof Equity Fund, LLP (5)	361,337	* %
Ronald Hart (6)	1,985,334	2.59%
Mark L. Faupel (7)	1,685,870	2.18%
Richard L. Fowler (8)	499,114	* %
Linda Rosenstock (9)	260,000	* %
Jonathan Niloff (10)	330,209	* %

All directors and executive officers as a group (8 persons) (11)	20,034,090	24.17%

_____________

(*)	Less than 1%.
(1)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(2)	Percentage ownership is based on 70,503,961 shares of common stock outstanding as of March 15, 2014. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to currently exercisable options, warrants, convertible preferred stock or convertible notes, or any such securities exercisable within 60 days after March 16, 2014, are deemed outstanding for purposes of computing the percentage ownership of the person holding those options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(3)	Consists of 10,514,789 shares of common stock and common equivalent, 2,954,935 warrants to purchase common stock at an average price of $0.70 per share and 303,750 shares subject to stock options. Dr. Imhoff is on the board of directors.
(4)	Consists of 6,630,370 shares of common stock and 557,244 warrants to purchase common stock at an average price of $0.82 per share.
(5)	Consists of 148,126 warrants to purchase common stock at an average price of $0.80 per share and 107,500 shares subject to stock options held by Michael James; and 105,711 warrants to purchase common stock at an average price of $0.80 per share held by Kuekenhof Equity Fund, LP, Michael James, managing partners. Mr. James is on the board of directors.
(6)	Consists of 924,498 shares of common stock and common equivalent, 89,535 warrants to purchase common stock at an average price of $0.64 per share and 655,000 shares subject to stock options held by Ronald Hart; and 265,019 shares of common stock and 51,282 warrants to purchase common stock at an average price of $0.80 per share held by Hart Management, LLC. Dr. Hart is on the Board of Directors.
(7)	Consists of 267,476 shares of common stock and 1,418,394 shares subject to stock options.
(8)	Consists of 98,115 shares of common stock and 400,999 shares subject to stock options.
(9)	Consists of 135,000 shares of common stock and 125,000 shares subject to stock options held by Linda Rosenstock. Dr. Rosenstock is on the Board of Directors.
(10)	Consists of 317,292 shares of common stock and 142,917 shares subject to stock options held by Jonathan M. Niloff. Dr. Niloff is on the Board of Directors.
(11)	Consists of 13,027,694 shares of common stock, 3,259,797 warrants to purchase common stock at $0.40 to $.80 per share and 3,154,086 shares subject to stock options.

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

Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Messrs. Allen and James, and Drs. Hart, Niloff, Imhoff and Rosenstock are independent directors.

Director Imhoff invested a total of $586,568 to convert 1,466,420 warrants at $0.40 in November 2013. He also participated in our Series B preferred issuance during the fiscal year ended December 31, 2013 for a total of $500,000.

Item 14. Principal Accountant Fees and Services

UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

We were billed by UHY LLP $187,000 and $215,000 during the fiscal years ended December 31, 2013 and 2012, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2013	2012
Audit fees	$175,000	$202,000
Audit related fees	—	—
Tax fees	12,000	13,000
All other fees	—	—
Total Fees	$187,000	$215,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The consolidated financial statements included in Item 8 of this report are filed as part of this report.

The exhibits listed below are filed as part hereof, or incorporated by reference into, this Report. All documents referenced below were filed pursuant to the Securities and Exchange Act of 1934 by Guided Therapeutics, Inc. (f/k/a SpectRx, Inc.), file number 0-22179, unless otherwise indicated.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (No. 333-189823) filed July 5, 2013.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K, filed March 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Amended Registration Statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2	Amended and Restated Loan Agreement by and among SpectRx, Inc., the Agent, and the Noteholders, dated March 1, 2007 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).
4.3	First Amendment to the Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB, filed August 24, 2007).
4.4	Amendment to Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.12 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 12, 2010).
4.5	Form of Warrant (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed February 3, 2010).
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 14, 2010).
4.7	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 2, 2011).
4.8	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K/A, filed November 28, 2011).
4.9	Form of New Warrant Exchangeable for Original Warrants (incorporated by reference to Exhibit 99.5 to the tender offer statement on Schedule T-O, filed on May 30, 2012).
4.10	Form of Warrant (Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
4.11	Form of Warrant (Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
4.12	Form of New Warrant (incorporated by reference to Exhibit 99.5 to the tender offer statement on Schedule T-O, filed on October 15, 2013).
4.13(1)	Form of InterScan Warrant
10.1	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005).
10.3	2010 Amendment to the 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-178261), filed December 1, 2011.
10.4	2012 Amendment to the 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012.
10.5	Registration Rights Agreement, dated August 30, 2011 (incorporated by reference to 10.2 to the Current Report on Form 8-K, filed September 2, 2011).
10.6	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the Current Report on Form 8-K, filed September 2, 2011).
10.7	Termination Agreement Re: Spectroscopic Technology Development Collaboration (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended March 31, 2013, filed May 16, 2013).

10.8	Securities Purchase Agreement, by and among Guided Therapeutics, Inc. and the Purchasers named therein, dated May 21, 2013 (incorporated by reference to Exhibit 10.1 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
10.9	Registration Rights Agreement, by and among Guided Therapeutics, Inc. and the Purchasers named therein, dated May 21, 2013 (incorporated by reference to Exhibit 10.4 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
10.10(1)	Employment Agreement between Guided Therapeutics, Inc. and Mark Faupel dated March 24, 2013.
10.11(1)	Employment Agreement between Guided Therapeutics, Inc. and Gene Cartwright, dated January 6, 2014 (incorporated by reference to Exhibit 5.02 to the Current Report on Form 8-K, filed January 31, 2014).
10.12(1)	Employment Agreement between Guided Therapeutics, Inc. and Rick L. Fowler, automatically renewed on May 9, 2013.
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (No. 333-169755) filed October 5, 2010).
23.1(1)	Consent of UHY LLP.
31(1)	Rule 13a-14(a) / 15d–14(a) Certification.
32(1)	Section 1350 Certification.
101.1	Interactive Data File. (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By: /s/ Gene Cartwright

Gene Cartwright, Ph.D. President and Chief Executive Officer

Date: March 26, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 26, 2014	/s/ Gene Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer and
	Gene Cartwright	Director (Principal Executive Officer)

March 26, 2014	/s/ Mark L. Faupel	Chief Scientific Officer and Director
Mark L. Faupel

March 26, 2014	/s/ John E. Imhoff	Director
John E. Imhoff

March 26, 2014	/s/ Michael C. James	Chairman and Director
Michael C. James

March 26, 2014	/s/ Ronald W. Hart	Vice Chairman and Director
Ronald W. Hart

March 26, 2014	/s/ Jonathan M. Niloff	Director
Jonathan M. Niloff

March 26, 2014	/s/ Linda Rosenstock	Director
Linda Rosenstock

