Form 10-Q
period 2014-03-31
GUIDED THERAPEUTICS INC
filed 2014-05-15
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2014

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

Yes [   ]  No [X]

As of May 8, 2014, the registrant had outstanding 72,172,331 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, In Thousands)

	AS OF
ASSETS	March 31, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$50	$613
Accounts receivable, net of allowance for doubtful accounts of $18 at both March 31, 2014 and December 31, 2013	122	133
Inventory, net of reserves of $120 and $184, at March 31, 2014 and December 31, 2013, respectively	1,254	1,193
Other current assets	48	101
Total current assets	1,474	2,040

Property and equipment, net	807	920
Other assets	315	356
Total noncurrent assets	1,122	1,276

TOTAL ASSETS	$2,596	$3,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related party	$378	$35
Current portion of long-term debt	111	109
Accounts payable	1,268	891
Accrued liabilities	997	723
Deferred revenue	6	14
Total current liabilities	2,760	1,772

Warrants, at fair value	1,007	1,548
Long-term debt, net	99	103
Total long-term liabilities	1,106	1,651

TOTAL LIABILITIES	3,866	3,423

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, 2 and 2 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively (liquidation preference of $1.7 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively)	922	1,139
Common stock, $.001 Par value; 145,000 shares authorized, 71,770 and 70,479 shares issued and outstanding as of March, 31 2014 and December 31, 2013, respectively	72	71
Additional paid-in capital	102,503	101,840
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(104,635)	(103,025)

TOTAL STOCKHOLDERS’ DEFICIT	(1,270)	(107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,596	$3,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share and Per-Share Data)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
REVENUE:
Contract and grant revenue	$19	$167

Sales – devices and disposables	122	132
Cost of goods sold	192	158
Gross loss	(70)	(26)

OPERATING EXPENSES:
Research and development	607	813
Sales and marketing	283	164
General and administrative	1,138	1,039
Total operating expenses	2,028	2,016

Operating loss	(2,079)	(1,875)

OTHER INCOME (EXPENSES):
Other income	2	75
Interest expense	(27)	(15)
Change in fair value of warrants	542	—
Total other income	517	60

LOSS FROM OPERATIONS	(1,562)	(1,815)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,562)	$(1,815)
PREFERRED STOCK DIVIDENDS	48	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,610)	$(1,815)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	71,451	63,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,562)	$(1,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	7
Depreciation	117	112
Stock based compensation	359	430
Change in fair value of warrants	(541)	—
Changes in operating assets and liabilities:
Inventory	(61)	85
Accounts receivable	11	(65)
Other current assets	53	(49)
Other assets	41	(30)
Accounts payable	377	113
Deferred revenue	(8)	25
Accrued liabilities	255	(126)
Total adjustments	603	502

Net cash used in operating activities	(959)	(1,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(4)	(101)
Net cash used in investing activities	(4)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	378	—
Payments made on notes payable	(45)	(169)
Proceeds from options and warrants exercised	67	1,648

Net cash provided by financing activities	400	1,479

NET CHANGE IN CASH AND CASH EQUIVALENTS	(563)	65
CASH AND CASH EQUIVALENTS, beginning of year	613	1,044
CASH AND CASH EQUIVALENTS, end of period	$50	$1,109
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$8	$4
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses into common stock / options	$22	$—
Issuance of common stock as compensation	$—	$463

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2014, it had an accumulated deficit of approximately $104.6 million. Through March 31, 2014, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At March 31, 2014, the Company had negative working capital of approximately $1.3 million and the stockholders’ deficit was approximately $1.3 million, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants. In addition, the Company is past due on payroll tax liabilities totaling $200,000.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised by the end of 2014, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 11.6 million shares of its common stock outstanding at March 31,

2014, with exercise prices of $0.40, $0.68, $0.80 and $1.08 per share. Exercises of these warrants would generate a total of approximately $7.9 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, and grants, if available.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2014, the Company currently anticipates an early 2015 product launch in the United States. Product launch outside the United States began in the second half of 2013.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2013 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes, Monte Carlo simulations and Lattice Model calculations.

Principles of Consolidation

The accompanying consolidated financial statements, as of and for the quarter ended March 31, 2014, includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after March 31, 2014, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At March 31, 2014 and December 31, 2013 our inventories were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$1,108	$1,013
Work in process	209	268
Finished goods	57	96
Inventory reserve	(120)	(184)
Total	$1,254	$1,193

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

Revenues

The majority of the Company’s revenues were from product sales of approximately $122,000, grants with NIH totaling approximately $13,000, as well as other income from royalties of approximately $5,000, for the three months ended March 31, 2014. Revenue for the same period in 2013, was from product sales of approximately $132,000, grants with NIH and NCI totaling approximately $97,000, as well as other income from royalty and miscellaneous receipts of approximately $70,000 for the three months ended March 31, 2013.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2013, the Company had approximately $59.8 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at March 31, 2014. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Stock Option Plan

The Company measures the cost of employees services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at date of issuance is estimated using the Black-Scholes Model. The fair value of warrants classified as liabilities at the date of issuance is estimated using the Monte Carlo Simulation model.

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

The Company records its derivative activities at fair value, which consisted of warrants as of March 31, 2014. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of March 31, 2014 and December 31, 2013:

FAIR VALUE MEASUREMENTS ( In Thousands)

Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total
Warrants	$—	$—	$(1,548)	$(1,548)	$(1,548)	December 31, 2013
Warrants	$—	$—	$(1,007)	$(1,007)	$(1,007)	March 31, 2014

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

For the quarter ended March 31, 2014 and 2013, stock-based compensation for options attributable to employees, officers and directors was approximately $298,000 and $430,000, respectively.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of March 31, 2014, the Company had approximately $1.5 million of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options typically vest in installments of 1/48 of the options outstanding every month. Certain option granted to management vest based upon market and performance conditions.

A summary of the Company’s activity under the Plan as of March 31, 2014 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2014	6,531,192	$ 0.66	6.97	$ 625,412
Granted	2,109,511	0.51
Exercised / Expired	(220,000)	0.30
Outstanding, March 31, 2014	8,420,703	$ 0.63	6.97	$ 558,747

Vested and exercisable, March 31, 2014	5,771,724	$ 0.61	5.85	$ 558,747

The Company estimates the fair value of stock options using a Black-Scholes and Lattice valuation models. Key input assumptions used to estimate the fair value of stock options include the expected term, expected volatility of the Company’s stock, the risk free interest rate, option forfeiture rates, and dividends, if any. The expected term of the options is based upon the historical term until exercise or expiration of all granted options. The expected volatility is derived from the historical volatility of the Company’s stock on the OTCBB market for a period that matches the expected term of the option. The risk-free interest rate is the constant maturity rate published by the U.S. Federal Reserve Board that corresponds to the expected term of the option.

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

As of March 31, 2014 and December 31, 2013, there was no accrual recorded for any potential losses related to pending litigation.

6.     STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, 71,770,239 of which were outstanding as of March 31, 2014. During the three months ended March 31, 2014, the Company issued 220,000 shares in connection with the exercise of outstanding options.

For the three months ended March 31, 2014, the Company issued 1,025,002 shares of common stock for its Series B preferred stock conversion, as well as 46,276 shares of common stock as payment of accrued dividends on the Series B preferred stock.

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 1,737 and 2,147 shares were issued and outstanding as of March 31, 2014 and December 31, 2013 respectively.

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

Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $53,000 at March 31, 2014. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share. Pursuant to the terms of the Tranche B warrants, their exercise price will be reduced, and the number of shares of common stock into which those warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. The exercise price of Tranche B warrants is currently $0.40 per share, convertible into 5,016,840 shares of common stock. As a result of these provisions, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company originally allocated $873,000 to the fair value of the warrants. At March 31, 2014 and December 31, 2013, the fair value of these warrants was approximately $1.0 million and $1.5 million, respectively.

Stock Options

See Note 4, Stock Options.

Warrants

We have issued warrants to purchase our common stock from time to time in connection with certain financing arrangements.

The Company had the following shares reserved for the warrants as of March 31, 2014:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
471,856	(1)	$0.80 per share	July 26, 2014
3,590,522	(1)	$0.80 per share	March 1, 2015
6,790	(2)	$1.01 per share	September 10, 2015
439,883	(3)	$0.68 per share	March 31, 2016
285,186	(4)	$1.05 per share	November 20, 2016
1,858,089	(5)	$1.08 per share	May 23, 2018
5,016,840	(6)	$0.40 per share	May 23, 2018

__________

(1)     Consists of outstanding warrants issued in connection with a warrant exchange program in June 2012.

(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of outstanding warrants issued in conjunction with a buy back of our minority interest in our subsidiary in December 2012, which were issued in February 2014.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(5)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013.
(6)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013. Underlying shares increased from 1,858,089 to 5,016,840, and exercise price decreased from $1.08 per share to $0.40 per share, pursuant to the terms of the warrants, as a result of a 2013 warrant exchange program.

7.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

8.     NOTES PAYABLE

Short Term Notes Payable

At March 31, 2014, the Company maintained notes payable and accrued interest to related parties totaling $177,000 and third parties totaling $ 201,000. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of 10%.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, with a 16.0% default rate, requires monthly payments of $10,000, including interest, and matures November 2015. The balance due on this note was approximately $203,000 and $208,000 at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the note is accruing interest at the default rate, of which $63,000 is payable during the year ending December 31, 2014 and $105,000 is payable during the year ending December 31, 2015.

8.     SUBSEQUENT EVENTS

On April 23, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Hanover Holdings I, LLC, an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, the Company sold Magna a senior convertible note with an initial principal amount of $1.5 million (the “Initial Convertible Note”), for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, Magna is irrevocably bound to purchase, on the tenth trading day after the effective date of a resale registration statement, an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term (the “Additional Convertible Note” and, with the Initial Convertible Note, the “Convertible Notes”), for a fixed purchase price of $2.0 million, subject only to conditions outside of Magna’s control or that Magna cannot cause not to be satisfied, none of which are related to the market price of the Company’s common stock.

With respect to the Initial Convertible Note, $200,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished (without any cash payment by the Company) once the Company properly filed a registration statement with the SEC on April 30, 2014 covering the resale by Magna of shares of the Company’s common stock issued or issuable upon conversion of the Convertible Notes and (2) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, had occurred on or prior to such date. Moreover, $300,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished (without any cash payment by the Company) once the resale registration statement was declared effective by the SEC on May 12, 2014 and the prospectus contained therein became available for use by Magna for its resale of the shares of common stock issued or issuable upon conversion of the Convertible Notes and (2) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, had occurred on or prior to such date.

The Initial Convertible Note matures on October 23, 2015 (subject to extension as provided in the Initial Convertible Note) and, in addition to the approximately 33.3% original issue discount, accrues interest at an annual rate of 6.0%. If issued, the Additional Convertible Note will mature 18 months from the date of issuance and will accrue interest at the same rate. The Convertible Notes are convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion. The discount is 20% if the conversion takes place prior to December 19, 2014, and 25% if after that date. At no time will Magna be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock as of such date. As long as Magna or its affiliates beneficially own any of the shares issued upon conversion, they may not engage in any “short sale” transactions in the Company’s common stock and may not sell more than the greater of $15,000 or 15% of the trading volume of the common stock in any single trading day.

The Initial Convertible Note includes and, if issued, the Additional Convertible Note will include, customary event of default provisions. The Initial Convertible Note provides and, if issued, the Additional Convertible Note will provide for a default interest rate of 16%. Upon the occurrence of an event of default, Magna may require the Company to pay in cash the “Event of Default Redemption Price” which is defined in the Convertible Notes to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 135% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 135% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

The Company has the right at any time to redeem all or a portion of the total outstanding amount then remaining under the Convertible Notes in cash at a 25% premium.

The Company paid to Magna a commitment fee for entering into the Purchase Agreement equal to 5% of the total purchase price for the Convertible Notes under the Purchase Agreement in the form of 321,820 shares of common stock (the “Commitment Shares”), calculated using a per share price of $0.465, representing the average of the daily volume-weighted average prices of a share of common stock for the second trading day immediately preceding closing date for the transaction. The Company also paid $50,000 of reasonable attorneys’ fees and expenses incurred by Magna in connection with the transaction.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Purchase Agreement also provides for indemnification of Magna and its affiliates in the event that Magna incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to the Company’s breach of any of its representations, warranties or covenants under the Purchase Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2013 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2014, we had an accumulated deficit of about $104.6 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2014 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

Allowance for Inventory Valuation: We estimate losses from obsolete and damaged inventories quarterly and revise our reserves as a result. Since the inventory is stated at the lower of cost or market, we also estimated an allowance for the potential losses on the sale of inventory.

Allowance for Accounts Receivable: We estimate losses from the inability of our customers to make required payments and periodically review the payment history of each of our customers, as well as their financial condition, and revise our reserves as a result.

RECENT DEVELOPMENTS

On April 23, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”), with Hanover Holdings I, LLC, an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, we sold Magna a senior convertible note with an initial principal amount of $1.5 million (the “Initial Convertible Note”), for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, Magna is irrevocably bound to purchase, on the tenth trading day after the effective date of a resale registration statement, an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term (the “Additional Convertible Note” and, with the Initial Convertible Note, the “Convertible Notes”), for a fixed purchase price of $2.0 million, subject only to conditions outside of Magna’s control or that Magna cannot cause not to be satisfied, none of which are related to the market price of the Company’s common stock. See Note 8 to the financial statements accompanying this report.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Service Revenue:  Service revenue decreased to approximately $19,000 for the quarter ended March 31, 2014, from approximately $167,000 for the same period in 2013. Service revenue was lower for the first quarter 2014 due to the decreased revenue from NCI and NIH during the three months then ended.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended March 31, 2014, was approximately $122,000. Related costs of sales and net realizable value expenses were approximately $192,000, which resulted in a gross loss on the device and disposables of approximately $70,000. Sales revenue from the sale of LuViva devices and disposables for the three months ended March 31, 2013, was approximately $132,000. Related costs of sales were approximately $158,000, which resulted in a gross loss on the device and disposables of approximately $26,000.

Research and Development Expenses:  Research and development expenses decreased to approximately $607,000 for the three months ended March 31, 2014, compared to $813,000 for the same period in 2013.  The decrease, of approximately $206,000, was primarily due to a decrease in expenses associated with our esophageal cancer technology and LuViva devices in production mode.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $283,000 during the three months ended March 31, 2014, compared to $164,000 for the same period in 2013. The increase was primarily due to efforts underway in marketing our cervical cancer detection product.

General and Administrative Expenses:  General and administrative expenses increased to approximately $1.1 million during the three months ended March 31, 2014, compared to approximately $1.0 million for the same period in 2013.  The increase of approximately $99,000, or 9.5%, is primarily related to increase in general operating expenses.

Other Income: Other income for the three months ended March 31, 2014, was approximately $2,000, which represents miscellaneous income and receipts; compared to other income of approximately $75,000 for the three months ended March 31, 2013. Other income in the three months ended March 31, 2013, consists of a one-time payment from our previous insurance company for policy dividends.

Interest Expense:  Interest expense increased to approximately $27,000 for the three months ended March 31, 2014, as compared to approximately $15,000 for the same period in 2013, primarily due to accrued interest on our short term notes payable.

Fair Value of Warrants Expense: Fair value of warrants expense recovery was approximately $541,000 for the year three months ended March 31, 2014, as compared to none for the same period in 2013.

Net loss was approximately $1.6 million during the three months ended March 31, 2014, compared to $1.8 million for the same period in 2013, for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At March 31, 2014, we had cash of approximately $50,000 and negative working capital of approximately $1.3 million.

Our major cash flows in the quarter ended March 31, 2014, consisted of cash out-flows of approximately $959,000 million from operations, including approximately $1.6 million of net loss, cash outflow of $4,000 from investing activities and a net change from financing activities of $400,000, which primarily represents the proceeds received from the short term notes payables and exercise of outstanding options, offset in part by cash utilized for loan repayment.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2014. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2014 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition. See Note 5 to the financial statements that a

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2013, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

During the three months ended March 31, 2013, the Company issued 670,313 shares to its directors as compensation for board services. The issuance of shares was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The shares are restricted securities for purposes of the Securities Act. Certificates representing the shares being a restrictive legend providing that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption therefrom. The Company received no cash proceeds from the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 15, 2014

