Form 10-Q
period 2014-06-30
GUIDED THERAPEUTICS INC
filed 2014-08-13
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2014

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

Yes [   ]  No [X]

As of August 9, 2014, the registrant had outstanding 75,495,469 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in Thousands Except Share Data)

	AS OF
ASSETS	June 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$485	$613
Accounts receivable, net of allowance for doubtful accounts of $25 and $18 at June 30, 2014 and December 31, 2013, respectively	233	133
Inventory, net of reserves of $ 119 and $184, at June 30, 2014 and December 31, 2013, respectively	1,119	1,193
Other current assets	13	101
Total current assets	1,850	2,040

Property and equipment, net	804	920
Other assets	343	356
Debt issuance cost, net	825	—
Total noncurrent assets	1,972	1,276

TOTAL ASSETS	$3,822	$3,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, related parties	$282	$35
Current portion of long-term debt	160	109
Accounts payable	1,063	891
Accrued liabilities	980	723
Deferred revenue	28	14
Total current liabilities	2,513	1,772

LONG-TERM LIABILITIES:
Warrants, at fair value	1,052	1,548
Long-term debt, net	4	103
Convertible Debt, net of discount	2,747	—
Total long-term	3,803	1,651

TOTAL LIABILITIES	6,316	3,423

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3,000 shares authorized, 1,532 and 1,737 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively (liquidation preference of $1.5 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively)	813	1,139
Common stock, $.001 Par value; 145,000,000 shares authorized, 75,495,469 and 70,478,961 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	75	71
Additional paid-in capital	103,577	101,840
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(106,827)	(103,025)

TOTAL STOCKHOLDERS’ DEFICIT	(2,494)	(107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,822	$3,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share and Per Share Data)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2014	2013	2014	2013
REVENUE:
Contract and grant revenue	$11	$222	$30	$389

Sales – devices and disposables	201	116	323	248
Cost of goods sold	271	119	463	277
Gross loss	(70)	(3)	(140)	(29)
COSTS AND EXPENSES:
Research and development	624	834	1,231	1,647
Sales and marketing	345	195	628	359
General and administrative	999	931	2,137	1,970
Total	1,968	1,960	3,996	3,976

Operating loss	(2,027)	(1,741)	(4,106)	(3,616)

OTHER INCOME	3	—	5	75

CHANGES IN FAIR VALUE OF WARRANTS	(81)	—	461	—

INTEREST EXPENSE	(47)	(9)	(74)	(24)

LOSS BEFORE INCOME TAXES	(2,152)	(1,750)	(3,714)	(3,565)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(2,152)	(1,750)	(3,714)	(3,565)

PREFERRED STOCK DIVIDENDS	(41)	(1,171)	(89)	(1,171)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLERS	$(2,193)	$(2,921)	$(3,803)	$(4,736)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.03)	$(0.04)	$(0.05)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING	72,986	65,675	72,223	64,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,714)	$(3,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	22	7
Depreciation and amortization	300	227
Stock based compensation	546	569
Changes in fair value of warrants stock based compensation	(496)	—
Changes in operating assets and liabilities:
Inventory	74	(94)
Accounts receivable	(100)	(76)
Other current assets	88	83
Accounts payable	172	221
Deferred revenue	14	(36)
Accrued liabilities	257	(59)
Other assets	13	(50)
Total adjustments	890	792

Net cash used in operating activities	(2,824)	(2,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(119)	(101)
Net cash used in investing activities	(119)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from debt financing, net of issuance costs	3,194	—
Net proceeds from issuance of preferred stock and warrants	—	2,214
Proceeds from options and warrants exercised	67	1,833
Payments on notes and loan payables	(446)	(237)
Net cash provided by financing activities	2,815	3,810

NET CHANGE IN CASH AND CASH EQUIVALENTS	(128)	936
CASH AND CASH EQUIVALENTS, beginning of year	613	1,044
CASH AND CASH EQUIVALENTS, end of period	$485	$1,980

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$20	$9
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses into common stock / options	$66	$—
Deemed dividends on preferred stock	$89	$1,171
Issuance of common stock as board compensation	$—	$463
-	205 Preferred shares were converted into 535,149 shares during the quarter ended June 30, 2014.
-	The Company issued 321,820 shares of common stock in connection with debt financing during the quarter ended June 30, 2014.
-	The Company issued 761,798 warrants to placement Agent in connection with debt financing during the quarter ended June 30, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“InterScan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2014, it had an accumulated deficit of approximately $106.8 million. Through June 30, 2014, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At June 30, 2014, the Company had negative working capital of approximately $618,000 and the stockholders’ deficit was approximately $2.5 million, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised by the third quarter of 2014, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 13.0 million shares of its common stock outstanding at June 30, 2014, with exercise prices of $0.3596 to $1.08 per share. Exercises of these warrants would generate a total of approximately $8.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants.

Management may obtain additional funds through the public or private sale of debt or equity and through grants, if available.

Assuming the Company receives U.S. Food and Drug Administration (the “FDA”) approval for its LuViva cervical cancer detection device in 2014, the Company currently anticipates an early 2015 product launch in the United States. However, the Company cannot be assured it will be able to launch on this timetable, or at all. Product launch outside the United States began in the second half of 2013.

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

Principles of Consolidation

The accompanying consolidated financial statements, as of and for the quarters ended June 30, 2014 and 2013, includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after June 30, 2014, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At June 30, 2014 and December 31, 2013 our inventories were as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$971	$1,013
Work in process	233	268
Finished goods	34	96
Inventory reserve	(119)	(184)
Total	$1,119	$1,193

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the debt. Deferred financing costs are included in other long term assets.

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

Revenues

The majority of the Company’s revenues were from product sales of approximately $323,000, grants with NIH totaling approximately $30,000, as well as other income from royalties of approximately $5,000, for the three months ended June 30, 2014. Revenue for the same period in 2013, was from product sales of approximately $248,000, grants with NIH and NCI totaling approximately $389,000, as well as other income from royalty and miscellaneous receipts of approximately $75,000 for the three months ended June 30, 2013.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2013, the Company had approximately $59.8 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at June 30, 2014. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

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

The Company records its derivative activities at fair value, which consisted of warrants as of June 30, 2014. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2014 and December 31, 2013:

FAIR VALUE MEASUREMENTS ( In Thousands)

Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total	Date
Warrants	$—	$—	$(1,548)	$(1,548)	$(1,548)	December 31, 2013
Warrants	$—	$—	$(1,052)	$(1,052)	$(1,052)	June 30, 2014

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

For the three and six months ended June 30, 2014 , stock-based compensation for options attributable to employees, officers and directors was approximately $167,000 and $514,000, respectively.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of June 30, 2014, the Company had approximately $578,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

Both incentive stock options and non-qualified options granted to employees, officers and directors under the Plan are exercisable for a period of up to 10 years from the date of grant, at an exercise price that is not less than the fair market value of the common stock on the date of the grant.  The options typically vest in installments of 1/48 of the options outstanding every month. Options granted to management vest based upon certain market and performance conditions.

A summary of the Company’s activity under the Plan as of June 30, 2014 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2014	6,531,192	$0.66	6.97	$625,412
Granted	491,761	0.50
Exercised / Expired	(242,439)	0.27
Outstanding, June 30, 2014	6,780,514	$0.66	6.85	$629,402

Vested and exercisable, June 30, 2014	5,823,112	$0.62	5.62	$629,402

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

As of June 30, 2014 and December 31, 2013, there was no accrual recorded for any potential losses related to pending litigation.

6.     CONVERTIBLE DEBT

On April 23, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, the Company sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term (the “Initial Convertible Note”), for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the Purchase Agreement, on May 23, 2014 Magna purchased an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term (the “Additional Convertible Note” and, with the Initial Convertible Note, the “Convertible Notes”), for a fixed purchase price of $2.0.

Pursuant to the terms of the Initial Convertible Note, $500,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion) was automatically extinguished (without any cash payment by the Company) upon satisfaction of certain conditions.

Subject to certain limitations, the Convertible Notes are convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion. The discount is 20% if the conversion takes place prior to December 19, 2014, and 25% if after that date. At no time will Magna be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock as of such date. As long as Magna or its affiliates beneficially own any of the shares issued upon conversion, they may not engage in any “short sale” transactions in the Company’s common stock and may not sell more than the greater of $15,000 or 15% of the trading volume of the common stock in any single trading day.

The Convertible Notes include customary event of default provisions and a default interest rate of 16%. Upon the occurrence of an event of default, Magna may require the Company to pay in cash the “Event of Default Redemption Price,” which is defined in the Convertible Notes to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 135% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 135% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

The Company paid to Magna a commitment fee for entering into the Purchase Agreement in the form of 321,820 shares of common stock. The Company also paid $50,000 of reasonable attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred during the quarter ended June 30, 2014 was $889,000.

As at June 30, 2014, the Company had issued a total of 751,430 shares of common stock, in conjunction with conversions of the Convertible Notes.

7.     STOCKHOLDERS' DEFICIT

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, 75,495,469 of which were outstanding as of June 30, 2014. During the six months ended June 30, 2014, the Company issued 242,440 shares in connection with the exercise of outstanding options.

For the six months ended June 30, 2014, the Company issued 1,560,142 shares of common stock in connection with conversions of outstanding shares of Series B preferred stock, as well as 140,676 shares of common stock as payment of accrued dividends on the Series B preferred stock.

 Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 1,532 and 2,147 shares were issued and outstanding as of June 30, 2014 and December 31, 2013, respectively.

Pursuant to the terms of the Series B Preferred Stock set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The original conversion price was $0.68 per share, such that each share of Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. As a result of anti-dilution provisions, the conversion price as of June 30, 2014 was $0.3596 per share, such that each share of Preferred Stock would convert into 2,781 shares of common stock.

Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends, for the three months ended totaled approximately $41,000 at June 30, 2014. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share. Pursuant to the terms of the Tranche B warrants, their exercise price will be reduced, and the number of shares of common stock into which those warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. The exercise price of Tranche B warrants at June 30, 2014 was $0.3596, and on that date, the Tranche B warrants were convertible into 5,580,469 shares of common stock. As a result of these provisions, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company originally allocated $873,000 to the fair value of the warrants. At June 30, 2014 and December 31, 2013, the fair value of these warrants was approximately $1.1 million and $1.5 million, respectively.

Warrants

We have issued warrants to purchase our common stock from time to time in connection with certain financing arrangements.

The Company had the following shares reserved for the warrants as of June 30, 2014:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
471,856	(1)	$0.80 per share	July 26, 2014
3,590,522	(1)	$0.80 per share	March 1, 2015
6,790	(2)	$1.01 per share	September 10, 2015
439,883	(3)	$0.68 per share	March 31, 2016
285,186	(4)	$1.05 per share	November 20, 2016
1,858,089	(5)	$1.08 per share	May 23, 2018
5,580,467	(6)	$0.359 per share	May 23, 2018
200,000	(7)	$0.50 per share	April 23, 2019
561,798	(7)	$0.45 per share	May 22, 2019

__________

(1)     Consists of outstanding warrants issued in connection with a warrant exchange program in June 2012.

(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of outstanding warrants issued in conjunction with a buy back of our minority interest in our subsidiary in December 2012, which were issued in February 2014.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(5)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013.
(6)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013. Underlying shares increased from 1,858,089 to 5,580,467, and exercise price decreased from $1.08 per share to $0.3596 per share, pursuant to the terms of the warrants, as a result of certain conversions of Convertible Notes.
(7)	Consists of outstanding warrants issued to a placement agent in conjunction with an April 23, 2014 sale of Convertible Notes.

8.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

9.     NOTES PAYABLE

Short Term Notes Payable

At June 30, 2014, the Company maintained notes payable and accrued interest to related parties totaling $282,000. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of 10%.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, with a 16.0% default rate, requires monthly payments of $10,000, including interest, and matures November 2015. The balance due on this note was approximately $158,000 and $208,000 at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the note is accruing interest at the default rate, of which $60,000 is payable during the year ending December 31, 2014 and $105,000 is payable during the year ending December 31, 2015.

10.     SUBSEQUENT EVENTS

On August 4, 2014, the Company’s President and CEO, Gene Cartwright, advanced the Company $200,000 for a 6% simple interest note.

On July 25, 2014, the Company announced that it had filed an amendment to its premarket approval (PMA) application with the FDA for the LuViva Advanced Cervical Scan. The filing followed the face-to-face meeting the Company had with the FDA in May 2014 and addressed questions raised in a September 6, 2013 not-approvable letter that the Company received from the agency. The FDA has 180 days to respond to the amendment.

On July 17, 2014, the Company announced that the U.S. Patent and Trademark Office granted a new patent with 22 claims that support the technology behind the LuViva Advanced Cervical Scan.

On July 10, 2014, the Company announced that the LuViva Advanced Cervical Scan was approved for sale in Mexico by the Federal Commission for Protection Against Health Risks.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2014, we had an accumulated deficit of about $106.8 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2014 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

Debt Issuance: Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the debt. Deferred financing costs are included in other long term assets.

RECENT DEVELOPMENTS

On August 4, 2014, our President and CEO, Gene Cartwright, advanced the Company $200,000 for a 6% simple interest note.

On July 25, 2014, we announced that we filed an amendment to our premarket approval (PMA) application with the U.S. Food and Drug Administration (FDA) for the LuViva Advanced Cervical Scan. The filing followed the face-to-face meeting we had with the FDA in May 2014 and addressed questions raised in a September 6, 2013 not-approvable letter that we received from the agency. The FDA has 180 days to respond to the amendment.

On July 17, 2014, we announced that the U.S. Patent and Trademark Office granted a new patent with 22 claims that support the technology behind the LuViva Advanced Cervical Scan. Patent number 8,781,560 B2 entitled “Method and Apparatus for Rapid Detection and Diagnosis of Tissue Abnormalities” covers the use of two types of spectroscopy in conjunction with images of tissue to detect abnormalities in tissue.

On July 10, 2014, we announced that the LuViva Advanced Cervical Scan was approved for sale in Mexico by the Federal Commission for Protection Against Health Risks.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Contract Revenue:  Contract revenue decreased to approximately $11,000 for the quarter ended June 30, 2014, from approximately $222,000 for the same period in 2013. Service revenue was lower for the second quarter 2014 due to the termination of grant income from the National Cancer Institute in the fourth quarter of 2013.

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended June 30, 2014, was approximately $201,000. Related costs of goods sold were approximately $271,000, which resulted in a gross loss for the device and disposables of approximately $70,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables for the three months ended June 30, 2013, was approximately $116,000. Related costs of goods sold were approximately $119,000, which resulted in a gross loss on the device and disposables of approximately $3,000.

Research and Development Expenses:  Research and development expenses decreased to approximately $624,000 for the three months ended June 30, 2014, compared to $834,000 for the same period in 2013.  The decrease, of approximately $210,000, was primarily due to a shift of resources toward marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $345,000 during the three months ended June 30, 2014, compared to $195,000 for the same period in 2013. The increase was primarily due to a shift in resources toward marketing and away from research and development.

General and Administrative Expenses:  General and administrative expenses increased to approximately $999,000 during the three months ended June 30, 2014, compared to approximately $931,000 for the same period in 2013.  The increase, of approximately $68,000 or 7.3%, is primarily related to a decrease in employee compensation recorded for the three months ended June 30, 2013.

Interest Expense:  Interest expense increased to approximately $47,000 for the three months ended June 30, 2014, as compared to approximately $9,000 for the same period in 2013, primarily due to higher principal amounts of outstanding indebtedness for the quarter ended June 30, 2014.

Net loss was approximately $2.2 million during the three months ended June 30, 2014, compared to $1.8 million for the same period in 2013, for the reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Contract Revenue:  Contract revenue decreased to approximately $30,000 for the six months ended June 30, 2014, from approximately $389,000 for the same period in 2013. Contract revenue, for the six months ended June 30, 2014, was lower than the comparable period in 2013, due the termination of certain agreements with Konica Minolta as well as termination of grant income from the National Cancer Institute, in the fourth quarter of 2013.

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2014, was approximately $323,000. Related costs of goods sold were approximately $463,000, which resulted in a gross loss for the device and disposables of approximately $140,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2013, was approximately $248,000. Related costs of goods sold were approximately $277,000, which resulted in a gross loss on the device and disposables of approximately $29,000.

Research and Development Expenses:  Research and development expenses decreased to approximately $1.2 million for the six months ended June 30, 2014, from approximately $1.6 million for the same period in 2013. The decrease, of approximately $416,000, was primarily due to a shift of resources toward marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $628,000, during the six months ended June 30, 2014, compared to $359,000 for the same period in 2013. The increase, of approximately $269,000, was primarily due to a shift in resources toward marketing and away from research and development.

General and Administrative Expenses:  General and administrative expenses remained unchanged at approximately $2.0 million during the six months ended June 30, 2014 and 2013.

Interest Expense:   Interest expense increased to approximately $74,000 for the six months ended June 30, 2014, as compared to approximately $24,000 for the same period in 2013.  The increase is primarily due to higher principal amounts of outstanding indebtedness for the six months ended June 30, 2014.

Net loss for the 6 months ended June 30, 2014 was $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At June 30, 2014, we had cash of approximately $485,000 and negative working capital of approximately $618,000.

Our major cash flows in the quarter ended June 30, 2014, consisted of cash out-flows of approximately $2.8 million from operations, including approximately $3.7 million of net loss, cash outflow of $119,000 from investing activities and a net change from financing activities of $2.8 million, which primarily represents the proceeds received from the sale of Convertible Notes and bridge notes, offset in part by cash utilized for loan repayment.

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

On April 23, 2014, we entered into a securities purchase agreement with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group, referred to as Magna. Pursuant to the purchase agreement, we sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, Magna purchased on May 23, 2014 an additional 6% senior convertible note with a principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million. Pursuant to the terms of the initial senior convertible note, $500,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion) was automatically extinguished upon satisfaction of certain conditions. Subject to certain limitations, the senior convertible notes are convertible at any time, in whole or in part, at Magna’s option, into shares of our common stock, at a conversion price equal to the lesser of $0.55 per share and a discount from the lowest daily volume-weighted average price of our common stock in the five trading days prior to conversion. The discount is 20% if the conversion takes place prior to December 19, 2014, and 25% if after that date. We have the right at any time to redeem all or a portion of the total outstanding amount then remaining under the Convertible Notes in cash at a 25% premium. We paid Magna a commitment fee for entering into the purchase agreement in the form of 321,820 shares of common stock.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2014. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  However, we have experienced operating losses since our inception and, as of June 30, 2014, had an accumulated deficit of approximately $106.8 million, negative working capital of approximately $618,000 million and stockholders’ deficit of approximately $2.5 million. These factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2014. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2014 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

April 2014 Senior Convertible Note Financing. On April 23, 2014, the Company entered into a securities purchase agreement with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group, referred to as Magna. Pursuant to the purchase agreement, the Company sold Magna a senior convertible note with a principal amount of $1.5 million, referred to as the Initial Convertible Note, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, Magna purchased on May 23, 2014, an additional senior convertible note with a principal amount of $2.0 million and an 18-month term, referred to as the Additional Convertible Note, for a fixed purchase price of $2.0 million. The Initial Convertible Note and the Additional Convertible Note are together referred to as the Convertible Notes.

Under the terms of the purchase agreement, $200,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished (without any cash payment by us) upon the Company's filing of a registration statement with the SEC on April 30, 2014 covering the resale by Magna of shares of the Company's common stock issued or issuable upon conversion of the Convertible Notes. Moreover, $300,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished (without any cash payment by us) upon effectiveness by the SEC of the resale registration statement on May 12, 2014.

The Initial Convertible Note matures on October 23, 2015 (subject to extension as provided in the Initial Convertible Note) and accrues interest at an annual rate of 6.0%. The Additional Convertible Note matures on November 23, 2015  and will accrue interest at the same rate. The Convertible Notes are convertible at any time, in whole or in part, at Magna’s option, into shares of the Company's common stock, at a conversion price equal to the lesser of $0.55 per share and a discount from the lowest daily volume-weighted average price of the common stock in the five trading days prior to conversion. The discount is 20% if the conversion takes place prior to December 19, 2014, and 25% if after that date. At no time will Magna be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of the common stock as of such date.

The Convertible Notes include customary event of default provisions and provide for a default interest rate of 16%. Upon the occurrence of an event of default, Magna may require the Company to pay in cash the “Event of Default Redemption Price,” which is defined in the Convertible Notes to mean the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 135% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 130% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

The Company has the right at any time to redeem all or a portion of the total outstanding amount then remaining under the Convertible Notes in cash at a 25% premium.

The Company paid Magna a commitment fee for entering into the purchase agreement in the form of 321,820 shares of common stock. The Company also agreed to pay $50,000 of reasonable attorneys’ fees and expenses incurred by Magna in connection with the transaction.

The purchase agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The purchase agreement also provides for indemnification of Magna and its affiliates in the event that Magna incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to our breach of any of the Company's representations, warranties or covenants under the purchase agreement.

The issuance of the Commitment Shares and the Convertible Notes to Magna under the purchase agreement were exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, or Regulation D. The Company made this determination based on the representations of Magna in the purchase agreement that Magna is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about its investment and about the Company.

In connection with the execution of the purchase agreement, on the closing date of the transaction, the Company and Magna also entered into a registration rights agreement, pursuant to which the Company agreed to file an initial registration statement with the SEC to register the resale of the Commitment Shares and the common stock into which the Convertible Notes may be converted.  The Company filed the initial registration statement with the SEC on April 30, 2014 and it was declared effective on May 12, 2014.

If at any time all of the Commitment Shares and the shares of common stock underlying the Convertible Notes are not covered by the initial registration statement, the Company has agreed to file with the SEC one or more additional registration statements so as to cover all of the Commitment Shares and the shares of common stock underlying the Convertible Notes not covered by such initial registration statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional registration statements as provided in the Registration Rights Agreement.

The Company also agreed, among other things, to indemnify Magna from certain liabilities and fees and expenses of Magna incident to the Company's obligations under the registration rights agreement, including certain liabilities under the Securities Act. Magna has agreed to indemnify and hold harmless the Company  and each of its directors, officers and persons who control the Company against certain liabilities that may be based upon written information furnished by Magna to the Company for inclusion in a registration statement pursuant to the registration rights agreement, including certain liabilities under the Securities Act.

Board Compensation. During the three months ended March 31, 2013, the Company issued 670,313 shares to its directors as compensation for board services. The issuance of shares was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The shares are restricted securities for purposes of the Securities Act. Certificates representing the shares being a restrictive legend providing that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption therefrom. The Company received no cash proceeds from the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended.
4.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed April 24, 2014).
10.1	Securities Purchase Agreement, dated as of April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed April 24, 2014).
10.2	Registration Rights Agreement, dated as of April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed April 24, 2014
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ GENE S. CARTWRIGHT
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 13, 2014

