Form 10-Q
period 2014-09-30
GUIDED THERAPEUTICS INC
filed 2014-11-12
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2014

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

Yes [   ]  No [X]

As of November 4, 2014, the registrant had outstanding 79,903,439 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in Thousands Except Share Data)

	AS OF
ASSETS	September 30, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$42	$613
Accounts receivable, net of allowance for doubtful accounts of $45 and $18 at September 30, 2014 and December 31, 2013, respectively	417	133
Inventory, net of reserves of $124 and $184, at September 30, 2014 and December 31, 2013, respectively	1,204	1,193
Other current assets	431	101
Total current assets	2,094	2,040

Property and equipment, net	706	920
Other assets	132	356
Debt issuance cost, net	790	—
Total noncurrent assets	1,628	1,276

TOTAL ASSETS	$3,722	$3,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, related parties	$564	$35
Current portion of long-term debt	118	109
Short-term notes payable, net of discount	851	—
Accounts payable	1,664	891
Accrued liabilities	914	723
Deferred revenue	10	14
Total current liabilities	4,121	1,772

LONG-TERM LIABILITIES:
Warrants, at fair value	1,247	1,548
Long-term debt, net	40	103
Convertible debt, net of discount	2,259	—
Total long-term	3,546	1,651

TOTAL LIABILITIES	7,667	3,423

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3,000 shares authorized, 1,277 and 1,737 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively (liquidation preference of $1.3 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively)	678	1,139
Common stock, $.001 par value; 145,000,000 shares authorized, 79,377,404 and 70,478,961 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	79	71
Additional paid-in capital	105,268	101,840
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(109,838)	(103,025)

TOTAL STOCKHOLDERS’ DEFICIT	(3,945)	(107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,722	$3,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, In Thousands Except Per Share Data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
REVENUE:
Contract and grant revenue	$22	$86	$52	$474

Sales - Devices and Disposables	262	58	586	306
Cost of goods sold	260	117	723	394
Gross Loss (Loss)	2	(59)	(137)	(88)

OPERATING EXPENSES
Research and development	892	596	2,122	2,243
Sales and Marketing	135	249	762	608
General and administrative	1,412	822	3,551	2,791
Total	2,439	1,667	6,435	5,642

Operating loss	(2,415)	(1,640)	(6,520)	(5,256)

OTHER INCOME / (LOSS)	9	213	14	289
CHANGES IN FAIR VALUE OF WARRANTS	(195)	—	266	—
INTEREST EXPENSE	(371)	(11)	(445)	(35)

LOSS BEFORE INCOME TAXES	(2,972)	(1,438)	(6,685)	(5,002)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(2,972)	(1,438)	(6,685)	(5,002)

PREFERRED STOCK DIVIDENDS	(39)	—	(128)	(1,171)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,011)	$(1,438)	$(6,813)	$(6,173)

BASIC AND DILUTED NET (LOSS) PER SHARE
ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.04)	$(0.02)	$(0.09)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	77,651	66,261	74,052	65,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,685)	$(5,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	32	7
Depreciation and amortization	359	344
Stock based compensation	852	699
Warrants	(301)	(210)
Changes in operating assets and liabilities:
Inventory	(11)	(296)
Accounts receivable	(316)	(11)
Other current assets	(330)	12
Accounts payable	774	57
Deferred revenue	(4)	(3)
Accrued liabilities	639	9
Other assets	184	(64)
Total adjustments	1,877	544

Net cash used in operating activities	(4,807)	(4,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(144)	(111)
Net cash used in investing activities	(144)	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	—	2,214
Proceed from issuance of common stock	201	—
Proceeds from debt financing	4,571	—
Proceeds from options and warrants exercised	67	1,916
Payments on notes and loan payables	(459)	(320)
Net cash provided by financing activities	4,380	3,925

NET CHANGE IN CASH AND CASH EQUIVALENTS	(571)	(644)
CASH AND CASH EQUIVALENTS, beginning of year	613	1,044
CASH AND CASH EQUIVALENTS, end of period	$42	$400
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$33	$11
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividends on preferred stock	$—	$1,171
Issuance of common stock as board compensation	$355	$463
Debt issuance cost paid via warrants	$522	$—
Conversion of convertible debt into common stock	$800	$—
Conversion of accrued expenses into common stock	$178	$—

The accompanying notes are an integral part of these condensed consolidated financial statement.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“InterScan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2014, it had an accumulated deficit of approximately $109.8 million. Through September 30, 2014, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At September 30, 2014, the Company had negative working capital of approximately $2.0 million and the stockholders’ deficit was approximately $4.0 million, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised by the fourth quarter of 2014, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 15.7 million shares of its common stock outstanding at September 30, 2014, with exercise prices of $0.24 to $1.08 per share. Exercises of these warrants would generate a total of approximately $8.1 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity and through grants, if available.

The Company submitted a PMA Amendment to the US FDA on July 24, 2014.  The Company expects to hear back from the FDA regarding the submission by January 24, 2015 or sooner.  If the Company receives a favorable result from the FDA review, US launch of LuViva could occur as early as the second half of 2015.  However, the Company cannot be assured it will be able to launch on this timetable, or at all.  Product launch outside the United States began in the second half of 2013.

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

Principles of Consolidation

The accompanying consolidated financial statements, as of and for the quarters ended September 30, 2014 and 2013, includes the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standards Updates

Newly effective accounting standards updates and those not effective until after September 30, 2014, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At September 30, 2014 and December 31, 2013 our inventories were as follows (in thousands):

	September 30, 2014	December 31 2013
Raw materials	$1,089	$1,013
Work in process	143	268
Finished goods	96	96
Inventory reserve	(124)	(184)
Total	$1,204	$1,193

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

Revenues

The majority of the Company’s revenues were from product sales of approximately $586,000, grants with NIH totaling approximately $52,000, as well as other income from royalties of approximately $14,000, for the nine months ended September 30, 2014. Substantially all of the Company’s revenues, for the nine months ended September 30, 2013, were from product sales, totaling approximately $306,000, grants with the NIH and NCI, totaling approximately $295,000, and other contract revenue from royalty and miscellaneous receipts, totaling approximately $179,000.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2013, the Company had approximately $59.8 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at September 30, 2014. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

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

The Company records its derivative activities at fair value, which consisted of warrants as of September 30, 2014. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of September 30, 2014 and December 31, 2013:

FAIR VALUE MEASUREMENTS ( In Thousands)

Description	Level 1	Level 2	Level 3	Total	Asset/(Liability) Total	Date
Warrants	$—	$—	$(1,548)	$(1,548)	$(1,548)	December 31, 2013
Warrants	$—	$—	$(1,247)	$(1,247)	$(1,247)	March 31, 2014

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

For the three and nine months ended September 30, 2014, stock-based compensation for options attributable to employees, officers and directors was approximately $272,000 and $559,000, respectively.  Compensation costs for stock options, which vest over time, are recognized over the vesting period. As of September 30, 2014, the Company had approximately $622,000 of unrecognized compensation cost related to granted stock options, to be recognized over the remaining vesting period of approximately three years.

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

A summary of the Company’s activity under the Plan as of September 30, 2014 and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2014	6,531,192	$0.66	6.97	$625,412
Granted	496,761	0.50
Exercised / Expired	(319,963)	0.43
Outstanding, September 30, 2014	6,707,990	$0.67	5.78	$56,830

Vested and exercisable, September 30, 2014	5,918,043	$0.65	5.41	$56,830

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

As of September 30, 2014 and December 31, 2013, there was no accrual recorded for any potential losses related to pending litigation.

6.     CONVERTIBLE DEBT

On April 23, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”), with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group (“Magna”). Pursuant to the Purchase Agreement, the Company sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term (the “Initial Convertible Note”), for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the Purchase Agreement, on May 23, 2014 Magna purchased an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term (the “Additional Convertible Note” and, with the Initial Convertible Note, (the “Convertible Notes”), for a fixed purchase price of $2.0 million.

Pursuant to the terms of the Initial Convertible Note, $500,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion) was automatically extinguished (without any cash payment by the Company) upon satisfaction of certain conditions.

Subject to certain limitations, the Convertible Notes are convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion. The discount is 20% if the conversion takes place prior to December 19, 2014 (November 20, 2014 for the initial Convertible Note, pursuant to a November 21, 2014 agreement described in Note 10, Subsequent Event), and 25% if after that date. At no time will Magna be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock as of such date. As long as Magna or its affiliates beneficially own any of the shares issued upon conversion, they may not engage in any “short sale” transactions in the Company’s common stock and may not sell more than the greater of $15,000 or 15% of the trading volume of the common stock in any single trading day.

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

The Company paid to Magna a commitment fee for entering into the Purchase Agreement in the form of 321,820 shares of common stock. The Company also paid $50,000 of reasonable attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred on the Senior Convertible Note was approximately $889,000. This amount is being amortized over 18 months. Approximately $148,000 and $213,000 were recorded as expense in the three and nine months ended September 30, 2014, respectively.

In connection with the sale of the Convertible Notes, the Company issued its placement agent warrants exercisable for 200,000 shares of common stock at $0.50 per share with an expiration date of April 23, 2019, and warrants exercisable for 561,798 shares of common stock at $0.45 per share with an expiration date of May 22, 2019.

As of September 30, 2014, the Company had issued a total of 2,364,929 shares of common stock, in conjunction with conversions of the Convertible Notes.

7.     STOCKHOLDERS' DEFICIT

Common Stock

The Company has authorized 145 million shares of common stock with $0.001 par value, 79,377,404 of which were outstanding as of September 30, 2014. During the nine months ended September 30, 2014, the Company issued 242,440 shares in connection with the exercise of outstanding options.

For the nine months ended September 30, 2014, the Company issued 2,074,603 shares of common stock in connection with conversions of outstanding shares of Series B preferred stock, as well as 99,766 shares of common stock as payment of accrued dividends on the Series B preferred stock.

Stock issued to employees and directors

The Company issued 2,000,000 restricted shares of stock to an officer valued at $731,000 during the first quarter of 2014. The shares are comprised of two tiers, including 1,000,000 shares in each tier, and are subject to performance and service conditions for vesting. If the performance conditions are not achieved prior to January 2017, the restricted shares will be forfeited.

Total compensation expense recorded for the three and nine months ended September 30, 2014 was approximately $98,000 and $293,000, respectively.

The Company issued 771,740 shares of common stock to directors valuing $355,000 during the third quarter of 2014.

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 1,277 and 2,147 shares were issued and outstanding as of September 30, 2014 and December 31, 2013, respectively.

Pursuant to the terms of the Series B Preferred Stock set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The original conversion price was $0.68 per share, such that each share of Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. As a result of anti-dilution provisions, the conversion price as of September 30, 2014 was $0.24 per share, such that each share of Preferred Stock would convert into 4,132 shares of common stock.

Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $39,000 at September 30, 2014. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share. Pursuant to the terms of the Tranche B warrants, their exercise price will be reduced, and the number of shares of common stock into which those warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. The exercise price of Tranche B warrants at September 30, 2014 was $0.24, and on that date, the Tranche B warrants were convertible into 8,292,297 shares of common stock. As a result of these provisions, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company originally allocated $873,000 to the fair value of the warrants. At September 30, 2014 and December 31, 2013, the fair value of these warrants was approximately $1.2 million and $1.5 million, respectively.

Warrants

We have issued warrants to purchase our common stock from time to time in connection with certain financing arrangements.

The Company had the following shares reserved for the warrants as of September 30, 2014:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
3,590,522	(1)	$0.80 per share	March 1, 2015
6,790	(2)	$1.01 per share	September 10, 2015
439,883	(3)	$0.68 per share	March 31, 2016
285,186	(4)	$1.05 per share	November 20, 2016
1,858,089	(5)	$1.08 per share	May 23, 2018
8,292,297	(6)	$0.24 per share	May 23, 2018
200,000	(7)	$0.50 per share	April 23, 2019
561,798	(7)	$0.45 per share	May 22, 2019
184,211	(8)	$0.38 per share	September 9, 2019
325,521	(9)	$0.46 per share	September 17, 2019

__________

(1)     Consists of outstanding warrants issued in connection with a warrant exchange program in June 2012.

(2)	Consists of outstanding warrants issued in conjunction with a private placement on September 10, 2010.
(3)	Consists of outstanding warrants issued in conjunction with a buy back of our minority interest in our subsidiary in December 2012, which were issued in February 2014.
(4)	Consists of outstanding warrants issued in conjunction with a private placement on November 21, 2011.
(5)	Consists of outstanding warrants issued in conjunction with a private placement on May 24, 2013.
(6)	Underlying shares increased from 1,858,089 to 8,292,297, and exercise price decreased from $1.08 per share to $0.24 per share, pursuant to the terms of the warrants, as a result of certain conversions of Convertible Notes.
(7)	Consists of outstanding warrants issued to a placement agent in conjunction with the April 23, 2014 and May 23, 2014 sales of Convertible Notes.
(8)	Consists of outstanding warrants issued to a placement agent in conjunction with a September 2014 secured note offering.
(9)	Consists of outstanding warrants issued in conjunction with a Regulation S private placement on September 17, 2014.

8.     LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of common shares outstanding during the period.

9.     NOTES PAYABLE

Short Term Notes Payable

At September 30, 2014, the Company maintained notes payable and accrued interest to related parties totaling $564,000. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 5% and 10%.

On September 10, 2014, the Company entered into a note purchase agreement with Tonaquint, Inc., pursuant to which the Company sold a secured promissory note with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). For the three and nine months ended September 30, 2014, the Company recorded amortization of approximately $35,000 on the discount. The Company also paid $15,000 of reasonable attorneys’ fees and expenses incurred by Tonaquint, Inc. in connection with the transaction. Total debt issuance costs capitalized were approximately $130,000. This amount is being amortized over six months. Total amortized expense for the three and nine months ended September 30, 2014 was approximately $15,000. The note does not bear interest, and will be due six months from issuance. The Company may prepay the note at any time, with the following discounts applied: if the Company prepays the note on or before the 70th day from the date of issuance, a $420,000 reduction of the outstanding principal amount of the note will be applied, and if the Company prepays the note after the 70th day, but on or before the 120th day from the date of issuance, a $210,000 reduction of the outstanding principal amount of the note will be applied. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the note purchase agreement. In connection with the offering, the Company issued its placement agent warrants exercisable for 184,211 shares at $0.38 per share with an expiration date of September 10, 2019.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, with a 16.0% default rate, requires monthly payments of $10,000, including interest, and matures November 2015. The balance due on this note was approximately $153,000 and $208,000 at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the note is accruing interest at the default rate, of which principal and interest of $60,000 is payable during the year ending December 31, 2014 and $102,000 is payable during the year ending February 2016.

At September 30, 2014, the Company maintained a note payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $100,000. The note is a 10 month straight-line amortizing loan dated June 24, 2014. The note carries annual interest of 4.6%. The balance due to on the Premium Assignment note was approximately $71,000 at September 30, 2014.

10.     SUBSEQUENT EVENTS

On October 23, 2014 the Company’s President and CEO, Gene Cartwright, advanced the Company $30,000 in cash for a 5% simple interest note. On October 24, 2014 and October 7, 2014, the Company’s Senior Vice President of Engineering, Richard Fowler, advanced $6,100 and $20,000, respectively, in cash for 6% simple interest notes. On October 7, 2014, the Company’s Director of Marketing advanced $10,000 in cash for a 6% simple interest note.

On November 4, 2014, a stockholder of the Company, Richard Blumberg, advanced the Company $100,000 in cash for a note for $106,500 in aggregate principal and interest due November 30, 2014.

On November 6, 2014, Magna agreed to refrain from converting any portion of the Convertible Notes or selling any shares of the Company’s common stock until after November 21, 2014, in exchange for an acceleration of the scheduled increase in the conversion discount on the Initial Convertible Note from December 19, 2014 to November 21, 2014.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2014, we had an accumulated deficit of about $109.8 million. To date, we have engaged primarily in research and development efforts. We do not have significant experience in manufacturing, marketing or selling our products. Our development efforts may not result in commercially viable products and we may not be successful in introducing our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2014 as we continue to expend substantial resources to introduce LuViva, further the development of our other products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RECENT DEVELOPMENTS

On October 7, 2014, our Senior Vice President of Engineering, Richard Fowler, advanced the Company $20,000 in cash for a 6% simple interest note. On the same date, Bill Wells, our Director of Marketing advanced the Company $10,000 in cash for a 6% simple interest note. On October 23, 2014, our President and CEO, Gene Cartwright, advanced the Company $30,000 in cash for a 5% simple interest note, and on October 24, 2014, our Senior Vice President of Engineering, Richard Fowler, advanced the Company $6,100 in cash for a 6% simple interest note. On November 4th, 2014, one of our stockholders advanced us $100,000 in cash for a note for $106,500 in aggregate principal and interest due November 30, 2014.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Contract and Grant Revenue:  Contract and grant revenue decreased to approximately $22,000 for the quarter ended September 30, 2014, from approximately $86,000 for the same period in 2013, due to the termination of grant income from the National Cancer Institute in the fourth quarter of 2013.

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended September 30, 2014, was approximately $262,000. Related costs of goods sold were approximately $260,000, which resulted in a gross profit for the device and disposables of approximately $2,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables for the three months ended September 30, 2013, was approximately $58,000. Related costs of goods sold were approximately $117,000, which resulted in a gross loss on the device and disposables of approximately $59,000.

Research and Development Expenses:  Research and development expenses increased to approximately $892,000 for the three months ended September 30, 2014, compared to $596,000 for the same period in 2013.  The increase, of approximately $296,000, was primarily due to the cost of two contract software engineers, hired to enhance the software of the LuViva device, as we shift resources toward full line production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $135,000 during the three months ended September 30, 2014, compared to $249,000 for the same period in 2013. The decrease was primarily due to reduced marketing efforts, as the Company focused on limiting expenses.

General and Administrative Expenses:  General and administrative expenses increased to approximately $1.4 million during the three months ended September 30, 2014, compared to approximately $822,000 for the same period in 2013.  The increase, of approximately $590,000 or 72.0%, is primarily related to increased employee-related expenses of approximately $125,000; non-cash directors’ compensation accrual expenses of approximately $126,000; inventory write off for obsolescence of approximately $124,00; accrued professional fees, in conjunction with the Company’s on-going financing efforts of approximately $240,000, as well as clinical trial expenses for our product efficacy testing and travel expenses of approximately $20,000, offset in part by overall reduction in other operating expenses, including marketing expenses.

Interest Expense:  Interest expense increased to approximately $371,000 for the three months ended September 30, 2014, as compared to approximately $11,000 for the same period in 2013. The increase is primarily due to higher interest and amortized discount expenses on our 2014 financings, for the three months ended September 30, 2014.

Net loss was approximately $3.0 million during the three months ended September 30, 2014, compared to $1.4 million for the same period in 2013, for the reasons outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Contract and Grant Revenue:  Contract and grant revenue decreased to approximately $52,000 for the nine months ended September 30, 2014, from approximately $474,000 for the same period in 2013. Contract revenue, for the nine months ended September 30, 2014, was lower than the comparable period in 2013, due the termination of certain agreements with Konica Minolta as well as termination of grant income from the National Cancer Institute, in the fourth quarter of 2013.

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the nine months ended September 30, 2014, was approximately $586,000. Related costs of goods sold were approximately $723,000, which resulted in a gross loss for the device and disposables of approximately $137,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables for the nine months ended September 30, 2013, was approximately $306,000. Related costs of goods sold were approximately $394,000, which resulted in a gross loss on the device and disposables of approximately $88,000.

Research and Development Expenses:  Research and development expenses decreased to approximately $2.1 million for the nine months ended September 30, 2014, from approximately $2.2 million for the same period in 2013. The decrease, of approximately $121,000, was primarily due to a shift of resources toward marketing and production, offset in parts by the cost of two software engineers, hired to enhance the software of the LuViva device, as we shift resources toward full line production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $762,000, during the nine months ended September 30, 2014, compared to $608,000 for the same period in 2013. The increase, of approximately $154,000, was primarily due to a shift in resources toward marketing and away from research and development, offset in part by reduced marketing efforts, as the Company focused on limiting expenses.

General and Administrative Expenses:  General and administrative expenses increased to approximately $3.6 million during the nine months ended September 30, 2014, compared to approximately $2.8 for the same period in 2013.  The increase, of approximately $760,000 or 27.0%, is primarily related to increased employee-related expenses of approximately $258,000; non-cash directors’ compensation accrual expenses of approximately $140,000; inventory write off for obsolescence of approximately $128,000; accrued professional fees, in conjunction with the Company’s on-going financing efforts of approximately $283,000, as well as clinical trial expenses for our product efficacy testing and travel expenses of approximately $101,000, offset in part by overall reduction in other operating expenses, including marketing expenses.

Interest Expense:   Interest expense increased to approximately $445,000 for the nine months ended September 30, 2014, as compared to approximately $35,000 for the same period in 2013. The increase is primarily due to higher interest expenses on our 2014 financings, for the nine months ended September 30, 2014.

Net loss was approximately $6.7million during the nine months ended September 30, 2014, compared to approximately $5.0 million during the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At September 30, 2014, we had cash of approximately $42,000 and negative working capital of approximately $2.0 million.

Our major cash flows in the quarter ended September 30, 2014 consisted of cash out-flows of approximately $1.9 million from operations, including approximately $6.7 million of net loss, cash outflow of $144,000 from investing activities and a net change from financing activities of $4.4 million, which primarily represents the proceeds received from the sale of convertible notes and bridge notes, offset in part by cash utilized for loan repayment.

On September 2, 2014, we entered into a subscription agreement with ITEM Medikal Teknolojileri LTD STI, a Turkish corporation, referred to as ITEM, pursuant to which, on September 27, 2014 we sold 651,042 shares of our common stock and a warrant to purchase an additional 325,521 shares, for an aggregate purchase price of $200,000 in a private placement pursuant to Regulation S promulgated under the Securities Act. The warrant is immediately exercisable, has an exercise price per share of $0.4608, and expires five years from the date of issuance. The warrant is subject to a mandatory exercise provision should the average trading price of our common stock over any 30 consecutive day trading period exceed $0.9216.

On September 10, 2014, we entered into a note purchase agreement with Tonaquint, Inc., pursuant to which we sold a secured promissory note to Tonaquint with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The note does not bear interest, and will be due six months from issuance. We may prepay the note at any time, with the following discounts applied: if we prepay the note on or before the 70th day from the date of issuance, a $420,000 reduction of the outstanding principal amount of the note will be applied, and if we prepay the note after the 70th day, but on or before the 120th day from the date of issuance, a $210,000 reduction of the outstanding principal amount of the note will be applied. The note is secured by our current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the note purchase agreement.

On October 23, 2014, our President and CEO, Gene Cartwright, advanced the Company $30,000 in cash for a 5% simple interest note. On October 24, 2014 and October 7, 2014, our Senior Vice President of Engineering, Richard Fowler, advanced the Company $6,100 and $20,000, respectively, in cash for 6% simple interest notes. On October 7, 2014, our Director of Marketing advanced the Company $10,000 in cash for a 6% simple interest note. On November 4, 2014, one of our stockholders advanced the Company $100,000 in cash for a lump sum repayment of $106,500 on or by November 30, 2014.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2015. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  However, we have experienced operating losses since our inception and, as of September 30, 2014, had an accumulated deficit of approximately $109.8 million, negative working capital of approximately $2.0 million and stockholders’ deficit of approximately $4.0 million. These factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2014. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2014 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

Regulation S Offering. On September 2, 2014, we accepted a subscription agreement with ITEM Medikal Teknolojileri LTD STI, a Turkish corporation, referred to as ITEM, pursuant to which, on September 27, 2014, we sold 651,042 shares of our common stock and a warrant to purchase an additional 325,521 shares, for an aggregate purchase price of $200,000. The warrant is immediately exercisable has an exercise price per share of $0.4608, and expires five years from the date of issuance. The warrant is subject to a mandatory exercise provision should the average trading price of our common stock over any 30 consecutive day trading period exceed $0.9216. Provided that ITEM continues to hold at least 50% of the shares purchased, if we offer more favorable terms for the purchase of our equity securities, on the whole, to other investors in any subsequent private placement (other than under certain specified circumstances), then ITEM will be eligible, subject to requirements of law, to participate in such transactions at the same terms as those offered to other investors in such private placement. In addition, should ITEM, at any time before December 31, 2015, purchase an aggregate of $2.0 million in shares of our common stock, ITEM will be entitled to designate an individual to our board of directors, and the designee will be nominated by our board at subsequent annual meetings for as long as ITEM or its affiliates continue to hold at least 50% of the shares of our common stock held at December 31, 2015. Pursuant to a registration rights agreement between ITEM and us entered into upon consummation of the transaction, we granted ITEM “piggy-back” registration rights with respect to the next registration statement we file on behalf of selling stockholders. The proceeds will be used for efforts to achieve FDA approval for LuViva, to increase manufacturing and international sales of LuViva, to enhance our intellectual property portfolio, and other related corporate purposes. The sale of securities to ITEM was made to a non-U.S. person in an offshore offering in accordance with Regulation S under the Securities Act.

Board Compensation. During the nine months ended September 30, 2014, the Company issued 771,740 shares to its directors as compensation for board services. The issuance of shares was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The shares are restricted securities for purposes of the Securities Act. Certificates representing the shares being a restrictive legend providing that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or exemption therefrom. The Company received no cash proceeds from the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014).
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 10, 2014).
10.1	Subscription Agreement, accepted September 2, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed September 8, 2014).
10.2	Form of Registration Rights Agreement, dated September 8, by and between the Company and the investor party thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed September 8, 2014).
10.3	Note Purchase Agreement, dated as of September 10, 2014, by and between the Company and Tonaquint, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed September 10, 2014).
10.4	Security Agreement dated as of September 10, 2014, by the Company and Tonaquint, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed September 10, 2014).
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ GENE S. CARTWRIGHT
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 12, 2014

