Form 10-K
period 2014-12-31
GUIDED THERAPEUTICS INC
filed 2015-03-25
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $36,615,302 as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sales price of the registrant’s Common Stock of $0.68, reported for such date by the OTC Bulletin Board.

As of March 16, 2015, the registrant had outstanding 97,184,341 shares of Common Stock.

1

DOCUMENTS INCORPORATED BY REFERENCE.

None.

2

PART I

Item 1. Business

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the sales and marketing of our LuViva® Advanced Cervical Scan non-invasive cervical cancer detection device. Our technology, including potential future products, primarily relates to the use of biophotonics for the non-invasive detection of cancers.

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Non-Invasive Cervical Cancer Detection

We believe LuViva will provide a less invasive and painless alternative to conventional tests for cervical cancer screening and detection. We also believe LuViva can improve patient well-being since it reduces or eliminates pain, is convenient to use and provides rapid results at the point-of-care.  We believe there are two applications of LuViva: in the developing world as a primary screening tool where infrastructure to support the Pap test is limited or non-existent, and in the developed world as a triage following existing and established Pap screening, where a high number of false positive results caused a high rate of unnecessary follow up tests.

We completed enrollment in our U.S. Food and Drug Administration (“FDA”) pivotal trial of LuViva in 2008 and on November 18, 2010, the FDA accepted our completed premarket approval (“PMA”) application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 20, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. On November 14, 2012 we filed an amended PMA with the FDA. On September 6, 2013, we received a letter from the FDA with additional questions and met with the FDA on May 8, 2014 to discuss our response. On July 25, 2014, we announced that we had responded to the FDA’s most recent questions. Based on discussions with FDA and our regulatory legal counsel, we believe our PMA is under review, but is not under guidelines that require the agency to respond within a prescribed time limit. Additional dialog with the FDA is expected as we proceed toward approval of our PMA application. We expect to receive FDA approval in 2015, but cannot be assured of the timing. We currently anticipate a 2016 product launch in the United States, but cannot be assured we will be able to launch on that timetable, or at all. Internationally, we have had regulatory approval to sell LuViva in Europe upon receipt of our Edition 3CE Mark in January 2014. LuViva has marketing approval from Health Canada, COFEPRIS in Mexico and the Singapore Health Sciences Authority.

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

Our Business Strategy

Our mission is to build a profitable business that develops and commercializes medical products that improve people’s lives and increases stockholder value. To achieve this mission, we have completed the FDA pivotal trial for our first product, called LuViva, filed our PMA application with the FDA, and have launched LuViva internationally. Development of our cancer diagnostic technology has been financed to date through a combination of government grants, strategic partners and direct investment. Bringing LuViva to market is the main focus of our business. In order to adequately finance the completion of the FDA review process and continue marketing LuViva, additional capital will be needed; however, we cannot be assured of the availability of adequate capital on terms or timing acceptable to us, or at all (see Item 1A. “Risk Factors”).

Industry Overview

Cervical Cancer Detection

Background

According to the American Cancer Society, cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal body cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide and can spread to other parts of the body. In America, half of all men and one-third of all women will develop cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found and treatment begins, the better a patient’s chances are of being cured. We began investigating the applications of our technologies to cancer detection before 1997, when we initiated a market analysis for these uses. We concluded that our biophotonic technologies had applications for the detection of a variety of cancers through the exposure of tissue to light. We selected detection of cervical cancer and skin cancer from a list of the ten most promising applications to pursue initially, and currently are focused primarily on the development of our non-invasive cervical cancer detection product.

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

Cervical Cancer Market

The American Cancer Society estimates that in 2015, about 12,900 cases of invasive cervical cancer would be diagnosed and about 4,100 women will die from cervical cancer in the United States. According to World Health Organization published data, cervical cancer results in about 266,000 deaths annually worldwide, with 528,000 new cases reported each year.

We believe that our major market opportunities related to cervical cancer are in screening followed by triage. We believe that the greatest need and market opportunity lie in screening for cervical cancer in developing countries where the infrastructure for traditional screening may be limited or non-existent. Our strategy is to work with governments and non-governmental agencies to introduce LuViva as a method for primary screening. We also plan to add screening claims to our CE Mark technical file to expand our claims beyond triage use.

Since the introduction of screening and diagnostic methods, the number of cervical cancer deaths in the United States has declined dramatically, due mainly to the increased use of the Pap test. However, over the last five years, the incidences have been increasing. Moreover, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for Health Care Policy and Research published in 1999 showed Pap test performance ranging from a 22%-95% sensitivity and 78% - 10% specificity. About 60 million Pap tests are given annually in the United States. The average price of a Pap test in the United States is about $26. New technologies improving the sensitivity and specificity of the Pap test have recently been introduced and are finding acceptance in the marketplace.

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

In April 2014, the FDA approved the use of the existence of Human papillomavirus, or HPV, as a primary screener for cervical cancer. This would make HPV testing a competitor to the Pap test. Due to its lower specificity, we believe that screening with HPV will increase the number of false positive results if widely adopted.

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

Our Non-invasive Cervical Cancer Product

LuViva is a non-invasive cervical cancer detection product, based on our proprietary biophotonic technology. The device is designed to identify cervical cancers and precancers painlessly, non-invasively and at the point-of-care by scanning the cervix with light, then analyzing the light reflected or emanating from the cervix. The information presented by the light would be used to indicate the likelihood of cervical cancer or precancers. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also designed to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. The product uses a single-use, disposable calibration and alignment component. FDA approval of the intended use of our device is required and initial approval may be for a limited set of the above potential capabilities. Internationally, we have approval to sell the product in Canada, Mexico, the European Union and several additional countries. Our strategy is to expand the availability of LuViva in developing countries as a primary screening device and continue the launch of LuViva in Europe and Canada as a triage product. In parallel with these international efforts we are continuing steps to procure FDA approval in the United States.

To date, thousands of women have been tested with LuViva in multiple clinical settings and in many countries. As a result, more than 25 papers and presentations have been published regarding LuViva in a clinical setting, the most recent being presented in Africa and Turkey in 2014.

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

The award was fully funded by December 31, 2013. Under the award, we recorded revenue of approximately $150,000 in 2013, $68,000 in 2012 and $912,000 in 2011.

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the need for screening. We have formal distribution agreements in place covering 52 countries and plan on adding additional countries in 2015.

In the United States, we plan on establishing and training a ten-person sales force during the first year after launch, which will initially focus on early adopters in the larger population centers. We expect the device itself to be priced at approximately $25,000 to $30,000 in the United States, with the disposable priced around $30 to $40. Profit margins on the disposable are expected to be approximately 90%.

Lung and Esophageal Cancer Detection

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

Research, Development and Engineering

To date, we have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technologies, as well as our since-discontinued glucose monitoring, diabetes detection and infant jaundice products. From inception in 1992 to December 31, 2014, we have incurred about $61.0 million in research and development expenses, net of about $24.6 million reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $2.8 and $2.7 million in 2014 and 2013, respectively.

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

Manufacturing, Sales Marketing and Distribution

We manufacture the LuViva at our Norcross, GA facility. Most of the components of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by vendor that specializes in injection molding of plastic medical products.

We rely on distributors to sell our products. Distributors can be country exclusive or cover multiple countries in a region. We manage these distributors and provide marketing materials and train them to demonstrate and operate the LuViva. We seek distributors that have experience in gynecology and in introducing new technology into their assigned territory.

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to commercial levels. We will need to develop additional expertise in order to successfully manufacture market and distribute any future products.

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. As of December 31, 2014, we have 22 granted U.S. patents relating to our biophotonic cancer detection technology and six pending U.S. patent applications. We also have three granted patents that apply to our interstitial fluid analysis system.

Competition

The medical device industry in general and the markets for cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of cervical cancer detection and prevention products.

Current cervical cancer screening and diagnostic tests, primarily the Pap test, HPV test and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as MediSpectra, Inc. (since acquired by Spectrascience, Inc.). MediSpectra  was granted a very limited FDA approval in March 2006 to market its device for detection of cervical cancers but has not yet entered the market. The approval limits use of the MediSpectra device only after a colposcopy, as an adjunct. In addition to the Medispectra device, there are other technologies that are seeking to enter the market as adjuncts to colposcopy, including devices from Dysis and Zedco. While these technologies are not direct competitors to LuViva, modifications to them or other new technologies will require us to develop devices that are more accurate, easier to use or less costly to administer so that our products have a competitive advantage.

In April 2014, the FDA approved the use of the Roche cobas HPV test as a primary screener for cervical cancer. Using a sample of cervical cells, the cobas HPV test detects DNA from 14 high-risk HPV types. The test specifically identifies HPV 16 and HPV 18, while concurrently detecting 12 other types of high-risk HPVs. This would make HPV testing a competitor to the Pap test.

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

A medical device manufacturer may seek clearance to market a medical device by filing a 510(k) premarket notification with the FDA if the manufacturer establishes that a newly developed device is substantially equivalent to either a device that was legally marketed before May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to a device that is currently legally marketed and has received 510(k) premarket clearance from the FDA. The 510(k) premarket notification must be supported by appropriate information, which may include data from clinical trials to establish the claim of substantial equivalence. Commercial distribution of a device for which a 510(k) premarket notification is required can begin only after the FDA determines the device to be substantially equivalent to a legally marketed device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from three to twelve months from the date of submission to obtain clearance of a 510(k) submission, but it may take substantially longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or may require additional information.

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

Employees and Consultants

As of December 31, 2014, we had thirty-three regular employees and consulting or other contract arrangements with five additional persons to provide services to us on a full- or part-time basis. Of the thirty-eight people employed or engaged by us, twelve are engaged in research and development activities, seven are engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, ten are engaged in manufacturing and development, and eight are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Although we will be required to raise additional funds during the second quarter of 2015, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

Additional debt or equity financing will be required for us to continue as a going concern. We may seek to obtain additional funds for the financing of our cervical cancer detection business through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will be sufficient to support planned operations only for a limited period. Management has implemented operating actions to reduce cash requirements. Any required additional funding may not be available on terms attractive to us, on a timely basis, or at all.

If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

Because we must obtain additional funds through further financing transactions or through new collaborative arrangements in order to grow the revenues of our cervical cancer detection product line, there exists substantial doubt about our ability to continue as a going concern. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2014, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $113.1 million at December 31, 2014, summarized as follows:

Accumulated deficit, from inception to 12/31/2012	$ 92.1 million

Net Loss for fiscal year 2013, ended 12/31/2013	$ 7.2 million

Deemed dividends for fiscal year 2013, ended 12/31/2013	$ 3.7 million

Accumulated deficit, from inception to 12/31/2013	$103.0 million

Preferred dividends	$ 0.2 million

Net Loss for fiscal year 2014, ended 12/31/2014	$ 9.9 million

Accumulated deficit, from inception to 12/31/2014	$113.1 million

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

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically financed our operations though the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. We believe funds on hand as of date of this report, along with funds from government contracts and grants; will be sufficient to support planned operations through the first quarter of 2015. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Further, financing our operations through the public or private sale of debt or equity may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations. Financing our operations through collaborative arrangements generally means that the obligations of the collaborative partner to fund our expenditures are largely discretionary and depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to obtain an acceptable collaboration partner, and even if we do, we may not be able to meet these milestones, or the collaborative partner may not continue to fund our expenditures.

We do not have a long operating history, especially in the cancer detection field, which makes it difficult to evaluate our business.

Although we have been in existence since 1992, we have recently begun the process of commercializing our cervical cancer detection technology.  Because limited historical information is available on our revenue trends and operations for our cancer detection programs it is difficult to evaluate our business.  Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

We have a history of losses, and we expect losses to continue.

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete development of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $113.1 million at December 31, 2014.

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

Our success largely depends on our ability to maintain and protect the proprietary information on which we base our products.

Our success depends in large part upon our ability to maintain and protect the proprietary nature of our technology through the patent process, as well as our ability to license from others patents and patent applications necessary to develop our products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products was to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

As of December 31, 2014, we have been issued, or have rights to, 22 U.S. patents (including those under license).  In addition, we have filed for, or have rights to, 6 U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment.  Growing revenues for this product is the main focus of our business.  In order to effectively market the cervical cancer detection product, additional capital will be needed. We need to complete the FDA filing process for our cervical cancer diagnostic product and obtain capital investment for a U.S. launch.

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

The loan with Tonaquint is collateralized by a general security interest in our current and future inventory and accounts receivable. If we were to default under the terms of the loan, Tonaquint would have the right to foreclose on these assets.

On September 10, 2014 we entered into a loan with Tonaquint, Inc. (“Tonaquint”), to support general working capital and operations. As collateral to secure our obligations under the loan, we have granted Tonaquint a security interest in our current and future inventory and accounts receivable. When the loan is repaid, the lender’s security interest on our current and future inventory and accounts receivable will be extinguished. If an event of default occurs under the loan and security agreements prior to our repayment of the loan, the lender may exercise its right to foreclose on these secured assets for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain scientific, technical, managerial and finance personnel.

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. Only our Chief Executive Officer and our Senior Vice President of Engineering have employment contracts with us, and none of our employees are covered by key person or similar insurance. In addition, if we are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

We are significantly influenced by our directors, executive officers and their affiliated entities.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 18.1%, of our outstanding common stock as of December 31, 2014. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

In order to continue operations, we will need to raise additional capital. We may attempt to raise capital through the public or private sale of our common stock or securities convertible into or exercisable for our common stock. In addition, from time to time we have issued our common stock or warrants in lieu of cash payments. If we sell additional shares of our common stock or other equity securities, or issue such securities in respect of other claims or indebtedness, such sales or issuances will further dilute the percentage of our equity that you own. Depending upon the price per share of securities that we sell or issue in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued convertible securities.

The number of shares of our common stock issuable upon the conversion of our outstanding convertible notes and Series B convertible preferred stock or exercise of outstanding warrants and options is substantial.

As of March 15, 2015, the outstanding convertible notes, including up to $150,000 in outstanding principal of the Tonaquint note, recently extended, were convertible into an aggregate of 7,676,902 shares of our common stock and the outstanding shares of our Series B convertible preferred stock were convertible into an aggregate of 8,524,700 shares of our common stock. In addition, as of that date we had warrants outstanding and issuable those are exercisable for an aggregate of 26,205,632 shares and outstanding options for 6,940,395 shares. Together, the shares of common stock issuable upon conversion or exercise of these securities constitute approximately 50.8% of the total number of shares of common stock then issued and outstanding. Further, under the terms of our convertible notes and Series B convertible preferred stock, as well as certain of our outstanding warrants, the conversion price or exercise price, as the case may be, could be adjusted downward, causing substantial dilution. See “—Adjustments to the conversion price for our convertible notes or our Series B convertible preferred stock, and the exercise price for certain of our warrants, will dilute the ownership interests of our existing stockholders.”

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our common stockholders (including those persons who may become common stockholders upon conversion of our Series B Preferred Stock or convertible notes, or exercise of our warrants) sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.

In addition, our Series B Preferred Stock and certain of our outstanding warrants contain anti-dilution provisions that may, under certain circumstances, reduce the conversion or exercise price or increase the number of shares issuable, or both.

Adjustments to the conversion price for our convertible notes or our Series B Preferred Stock, and the exercise price for certain of our warrants will dilute the ownership interests of our existing stockholders.

Under the terms of our convertible notes, the conversion price fluctuates with the market price of our common stock. Accordingly, if the market price of our common stock decreases, the number of shares of our common stock issuable upon conversion of the convertible notes will increase, and may result in the issuance of a significant number of additional shares of our common stock upon conversion.

Under the terms of our Series B convertible preferred stock and certain warrants issued with the Series B convertible preferred stock, subject to certain exceptions, the conversion price for the Series B convertible preferred stock and the exercise price for the warrants will be lowered if we issue common stock at a per share price below the then conversion price for the Series B convertible preferred stock or the then exercise price for the warrants, respectively. Reductions in the conversion price for the Series B convertible preferred stock and the exercise price for the warrants may result in the issuance of a significant number of additional shares of our common stock upon conversion or exercise of these securities, which could result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

Due to the issuance of shares of common stock upon conversion of our convertible notes through March 15, 2015, the conversion price of the Series B convertible preferred stock has been lowered from $0.68 per share to $0.15 per share, such that, as of such date, each share was convertible into 6,676 shares of common stock, and one tranche of the warrants, previously exercisable for 1,858,089 shares of common stock at $1.08 per share, was exercisable for 13,196,019 shares at $0.15 per share.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at March 16, 2015 was 203.

The high and low sales prices for the calendar years 2014 and 2013, as reported by the OTCBB, are as follows:

	2014		2013
	High	Low	High	Low
First Quarter	$0.60	$0.46	$0.80	$0.66
Second Quarter	$0.60	$0.40	$0.94	$0.68
Third Quarter	$0.50	$0.31	$0.73	$0.52
Fourth Quarter	$0.34	$0.21	$0.68	$0.46

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

Securities authorized for issuance under equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,940,395	$0.66	6,314,824
Equity compensation plans not approved by security holders	—	—	—
TOTAL	6,940,395	$0.66	6,314,824

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the commercialization of our LuViva® Advanced Cervical Scan non-invasive cervical cancer detection device. Our technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2014, we have an accumulated deficit of about $113.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2015 as we continue to expend substantial resources to introduce LuViva, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2013, the majority of our revenues were from grants from the NCI and NIH and revenue from the sale of LuViva devices. In 2014, the majority of our revenues were from the sale of LuViva devices and disposables, as well as some revenue from grants from the NIH and licensing agreement fees received. We expect that the majority of our revenue in 2015 will be derived from revenue from the sale of LuViva devices and disposables.

Recent Developments

On March 10, 2015, we amended the terms of our loan with Tonaquint to extend the maturity until May 10, 2015. See “Liquidity and Capital Resources”

On March 16, 2015 and March 19, 2015, we entered into subscription agreements with certain accredited investors, pursuant to which we agreed to sell an aggregate of 4.0 million shares of our common stock and warrants to purchase an additional 2.0 million shares, for an aggregate purchase price of $720,000 in a private placement not involving a public offering under Section 4(a)(2) od the Securities Act. As of March 19, 2015, we had consummated $320,000 of the total transaction and we expect to consummate the remainder by the end of the first quarter of 2015. The warrants are immediately exercisable, have an exercise price per share of $0.255 and expire three years from the date of issuance.

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

Results of Operations

Comparison of 2014 and 2013

General: Net loss attributable to common stockholders decreased to approximately $10.0 million or $0.13 per share in 2014, from $10.4 million or $0.16 per share in 2013.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for the years ended December 31, 2014 and 2013 were approximately $758,000 and $359,000, respectively. Related costs of sales and valuation allowances on the Net Realizable Values were approximately $891,000 and $611,000 in 2014 and 2013, respectively, which resulted in a gross loss on the device and disposable of approximately $133,000 and $252,000, in 2014 and 2013, respectively.

Revenue from Grants and other Agreements: Total revenues decreased to approximately $65,000 in 2014, from $820,000 in 2013, primarily due to the termination of grant income from the National Cancer Institute in the fourth quarter of 2013. There were no costs of sales associated with this revenue in 2014 and 2013.

Research and Development Expenses: Research and development expenses remained unchanged at approximately $2.8 and $2.7 million in 2014 and 2013, respectively.

Sales and Marketing Expenses: Sales and marketing expenses increased to approximately $1.2 million in 2014, compared to approximately $901,000 in 2013, due to an increase in expenses associated with marketing efforts for LuViva.

General and Administrative Expense: General and administrative expense increased to approximately $4.6 million in 2014, from about $3.5 million in 2013. The increase, of approximately $1.1 million or 31.5%, has been classified as an increase in cash expenses of approximately $517,000 and non-cash expenses of approximately $599,000. Cash related expenses - primarily related to increase in employee-related expenses of approximately $260,000; professional fees in conjunction with the Company’s on-going financing efforts of approximately $283,000, as well as clinical trial expenses for our product efficacy testing and travel expenses of approximately $138,000, offset in part by overall reduction in other operating expenses of approximately $164,000. Non-cash related expenses primarily related to executive restricted stock expenses of approximately $393,000, offset in part by a decrease in employee stock option expenses of approximately $104,000; an increase in directors’ compensation stock issued in lieu of cash for approximately $182,000, as well as inventory write off for obsolescence of approximately $128,000.

Other Income: Other income was approximately $25,000 in 2014, compared to $110,000 in 2013. The decrease was primarily related to approximately $73,000 received from our insurance provider as a distribution in the year ended December 31, 2013.

Interest Expense: Interest expense increased to approximately $979,000 for the year ended December 31, 2014, as compared to interest expense of approximately $45,000 for the same period in 2013. The increase was primarily related to amortization expense of debt issuance cost and amortization of debt discount, in conjunction with our financing efforts, of approximately $761,000.

Loss on extinguishment of debt: Loss on extinguishment of debt was approximately $325,000 for the year ended December 31, 2014. There was no loss on extinguishment of debt for the fiscal year ended December 31, 2013.

Fair Value of Warrants Expense: Fair value of warrants recovery was approximately $65,000 for the year ended December 31, 2014, as compared to expense of $674,000 for the same period in 2013.

There was no income tax benefit recorded for the years ended December 31, 2014 and 2013, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements and grants. At December 31, 2014, we had cash of approximately $162,000 and a negative working capital of approximately $2.8 million.

Our major cash flows for the year ended December 31, 2014 consisted of cash out-flows of $6.3 million from operations, including approximately $9.9 million of net loss, cash outflows of $150,000 from investing activities and a net change from financing activities of $6.0 million, which primarily represented the proceeds received from issuance of common stock and warrants, proceeds from debt financing, as well as exercise of outstanding warrants and options.

On May 23, 2013, we completed a private placement of our Series B Preferred Stock and warrants to purchase shares of our common stock. We issued an aggregate of 2,527 shares of Series B Preferred Stock at a purchase price of $1,000 per share. The initial conversion price of the Series B Preferred Stock was $0.68 per share, such that each share would convert into 1,471 shares of our common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions. We also issued warrants, on a pro rata basis to the investors, exercisable to purchase an aggregate of 3,716,177 shares of our common stock. The warrants, which carry a five-year term, were split evenly into two tranches, one of which is subject to a mandatory exercise provision. The warrants are exercisable at any time and had an initial exercise price of $1.08 per share, subject to certain customary adjustments contained in the respective warrants. As a result of the conversion of our convertible note described below, the conversion price of the Series B Preferred Stock has been lowered to $0.15 per share, such that each share is now convertible into 6,676 shares of common stock, and one tranche of the warrants, previously exercisable for 1,858,089 shares of common stock at $1.08 per share, is now exercisable for 13,196,019 shares at $0.15 per share.

In November 2013, we completed a warrant exchange program pursuant to which we exchanged warrants exercisable for a total of 3,573,691 shares of common stock, or 99.5% of the warrants eligible to participate, for new warrants exercisable for the same number of shares of common stock, but with a reduced exercise price of $0.40 per share and a shortened exercise period ending on November 27, 2013. As of December 31, 2014, we had issued 3,399,965 shares of common stock and received approximately $1.4 million in cash in connection with the exercise of these new warrants.

On April 23, 2014, we entered into a securities purchase agreement with Magna Equities II, LLC (f/k/a Hanover Holdings I, LLC), an affiliate of Magna Group, referred to as Magna. Pursuant to the purchase agreement, we sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, Magna purchased on May 23, 2014 an additional 6% senior convertible note with a principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million. Pursuant to the terms of the initial senior convertible note, $500,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion) was automatically extinguished upon satisfaction of certain conditions. Magna participated in the public offering described below by extinguishing $1,732,614 in then-outstanding principal amount of senior convertible notes on a dollar-for-dollar basis. Subject to certain limitations, the remaining $779,094 in outstanding principal amount of senior convertible notes is convertible at any time, in whole or in part, at Magna’s option, into shares of our common stock, at a conversion price equal to the lesser of $0.55 per share and a 25% discount from the lowest daily volume-weighted average price of our common stock in the five trading days prior to conversion.

On September 2, 2014, we entered into a subscription agreement with ITEM Medikal Teknolojileri LTD STI, a Turkish corporation, referred to as ITEM, pursuant to which, on September 27, 2014 we sold l 651,042 shares of our common stock and a warrant to purchase an additional 325,521 shares, for an aggregate purchase price of $200,000 in a private placement pursuant to Regulation S promulgated under the Securities Act. The warrant is immediately exercisable, has an exercise price per share of $0.4608, and expires five years from the date of issuance. The warrant is subject to a mandatory exercise provision should the average trading price of our common stock over any 30 consecutive day trading period exceed $0.9216.

On September 10, 2014, we entered into a note purchase agreement with Tonaquint, Inc., pursuant to which we sold a secured promissory note to Tonaquint with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). We may prepay the note at any time. The note is secured by our current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the note purchase agreement. On March 10, 2015, we amended the note to extend the maturity until May 10, 2015. During the extension, interest will accrue on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. In addition, while the note remains outstanding, Tonaquint will have the right to convert up to $150,000 of the outstanding balance of the note into shares of our common stock, at a conversion price per share equal to the lower of (1) $0.25 and (2) 75% of the lowest daily volume weighted average price per share of our common stock during the five business days prior to conversion. If the conversion price would be lower than $0.15 per share, we have the option of delivering the conversion amount in cash in lieu of shares.

On October 23, 2014 and May 21, 2014, our President and CEO, Gene Cartwright, advanced us $30,000 and $100,000, respectively, in cash for 5% simple interest notes, and on August 4, 2014, Mr. Cartwright advanced us $200,000 in cash for a 5% simple interest note. On October 24, 2014, October 7, 2014 and August 26, 2014, our Senior Vice President of Engineering, Richard Fowler, advanced us $6,100, $20,000 and $75,000, respectively, in cash for 6% simple interest notes. On October 7, 2014, our Director of Marketing advanced us $10,000 in cash for a 6% simple interest note.

On November 4, 2014, Richard Blumberg, one of our stockholders, advanced us $100,000 in cash for a note for $106,500 in aggregate principal and interest due November 30, 2014. On February 20, 2014, Messrs. Cartwright and James, and Imhoff, advanced us $50,000, $50,000, and $25,000 in cash, respectively, for 10% simple interest notes. Each participated in the public offering described below by extinguishing all the debt on a dollar-for-dollar basis.

On November 26, 2014, we entered into a securities purchase agreement with certain accredited investors providing for the issuance and sale in a public offering of an aggregate of 16,785,415 shares of our common stock and warrants to purchase an aggregate of 8,392,708 additional shares at a purchase price of $0.225 per share, for aggregate gross proceeds (including non-cash extinguishment of debt) of approximately $3.8 million. We consummated the public offering on December 2, 2014. Pursuant to the terms of the securities purchase agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of our common stock equal to 50% of the shares issued to such purchaser. The warrants have an exercise price of $0.225 per share, are exercisable immediately upon issuance and have a five-year term.

On March 16, 2015 and March 19, 2015, we entered into subscription agreements with certain accredited investors, pursuant to which we agreed to sell an aggregate of 4.0 million shares of our common stock and warrants to purchase an additional 2.0 million shares, for an aggregate purchase price of $720,000 in a private placement not involving a public offering under Section 4(a)(2) od the Securities Act. As of March 19, 2015, we had consummated $320,000 of the total transaction and we expect to consummate the remainder by the end of the first quarter of 2015. The warrants are immediately exercisable, have an exercise price per share of $0.255 and expire three years from the date of issuance.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the first quarter of 2015 We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans and additional sales of our equity, but cannot be assured we will be able to do so on terms or timing acceptable to us, or at all.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Guided Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP

UHY LLP

Sterling Heights, Michigan

March 25, 2015

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In Thousands)

ASSETS	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$162	$613
Accounts receivable, net of allowance for doubtful accounts of $76 and $18 at December 31, 2014 and 2013, respectively	338	133
Inventory, net of reserves of $144 and $184 at December 31, 2014 and 2013, respectively	1,180	1,193
Other current assets	99	101
Total current assets	1,779	2,040

Property and equipment, net	587	920
Other assets	101	356
Debt Issue Cost	564	—
Total noncurrent assets	1,252	1,276

TOTAL ASSETS	3,031	$3,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable	646	$35
Current portion of long term debt	123	109
Short-term notes payable, net of discount	1,062	—
Accounts payable	1,733	891
Accrued liabilities	1,015	723
Deferred revenue	24	14
Total current liabilities	4,603	1,772

Warrants, at fair value	2,070	1,548
Long-term debt, net	40	103
Convertible note, net of discount	783	—
Total long-term liabilities	2,893	1,651

TOTAL LIABILITIES	7,496	3,423

COMMITMENTS & CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, 1.2 and 2.1 shares issued and outstanding as of December 31, 2014 and 2013, respectively (liquidation preference of $1,200 and $2,100 at December 31, 2014 and 2013, respectively)	678	1,139
Common stock, $.001 par value; 195,000 and 145,000 shares authorized, 96,889 and 70,479 shares issued and outstanding as of December 31, 2014 and 2013, respectively	97	71
Additional paid-in capital	107,952	101,840
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(113,060)	(103,025)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ DEFICIT	(4,465)	(107)

TOTAL STOCKHOLDERS’ DEFICIT	(4,465)	(107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,031	$3,316

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except Per Share Data)

	2014	2013
REVENUE:
Sales – devices and disposables	$758	$359
Cost of goods sold	891	611
Gross loss	(133)	(252)

Contract and grant revenue	65	820

OPERATING EXPENSES:

Research and development	2,788	2,742
Sales and marketing	1,164	901
General and administrative	4,649	3,533
Total operating expenses	8,601	7,174

Operating loss	(8,669)	(6,606)

OTHER INCOME (EXPENSES):
Other income	25	110
Interest expense	(979)	(45)
Loss on extinguishment of debt	(325)	—
Change in fair value of warrants	65	(674)
Total other income	(1,214)	(609)

LOSS FROM OPERATIONS	(9,883)	(7,215)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(9,883)	(7,215)
DEEMED DIVIDENDS	—	(3,175)
PREFERRED STOCK DIVIDENDS	(152)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,035)	$(10,390)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.13)	$(0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING	77,061	65,884

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In Thousands)

	Preferred Stock Series B		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2013	—	$—	62,282	$62	$93,273	$(104)	$(92,098)	$1,133

Issuance of Series B preferred stock	3	1,341	—	—	—	—	—	1,341
Deemed dividends on beneficial con- version feature of preferred stock	—	—	—	—	3,148	—	(3,148)	—
Preferred dividends	—	—	—	—	—	—	(27)	(27)
Conversion of preferred stock	(1)	(202)	878	1	201		—	—
Issuance of common stock	—	—	670	1	462	—	—	463
Issuance of stock options	—	—	—	—	126	—	—	126
Exercise of warrants and options	—	—	6,649	7	3,269	—	—	3,276
Stock-based compensation expense	—	—	—	—	824	—	—	824
Deemed dividends on replacement of warrants	—	—	—	—	537	—	(537)	—
Acquisition of treasury stock	—	—	—	—	—	(28)	—	(28)
Net Loss	—	—	—	—	—	—	(7,215)	(7,215)
BALANCE, December 31, 2013	2	$1,139	70,479	$71	$101,840	$(132)	$(103,025)	$(107)

Preferred dividends	—	$—	—	$—	$—	$—	$(152)	$(152)
Conversion of preferred stock	(1)	(461)	2,311	2	459	—	—	—
Issuance of common stock and warrants	—	—	20,872	21	3,348	—	—	3,369
Exercise of warrants and options into common stock	—	—	441	—	96	—	—	96
Conversion of debt into common stock	—	—	2,784	3	890	—	—	893
Issuance of warrants	—	—	—	—	372	—	—	372
Issuance of stock options	—	—	—	—	61	—	—	61
Stock-based compensation	—	—	2	—	886	—	—	886
Net Loss	—	—	—	—	—	—	(9,883)	(9,883)
BALANCE, December 31, 2014	1	$678	96,889	$97	$107,952	$(132)	$(113,060)	$(4,465)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,883)	$(7,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	63	7
Loss on extinguishment of debt	325	—
Depreciation	483	461
Amortization	757	—
Stock-based compensation	886	824
Change in fair value of warrants	(65)	674
Changes in operating assets and liabilities:
Accounts receivable	(267)	(33)
Inventory	14	(669)
Other current assets	2	97
Other assets	254	(25)
Accounts payable	842	126
Deferred revenue	10	(26)
Accrued liabilities	296	223
Total adjustments	3,600	1,659

Net cash used in operating activities	(6,283)	(5,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(150)	(107)

Net cash used in investing activities	(150)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants, net	1,730	2,214
Proceeds from debt financing, net of discount	5,263	115
Loan acquisition costs	(452)	—
Payments on notes payable	(656)	(374)
Proceeds from options and warrants exercised	97	3,276

Net cash provided by financing activities	5,982	5,231

NET CHANGE IN CASH AND CASH EQUIVALENTS	(451)	(432)

CASH AND CASH EQUIVALENTS, beginning of year	613	1,045

CASH AND CASH EQUIVALENTS, end of year	$162	$613

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$33	$31
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses into common stock	$207	$126
Payment of debt issuance costs via warrants and common stock	$522	$—
Conversion of convertible debt into common stock	$893	$—
Repayment of debt via issuance of common stock and warrants	$1,697	$—
Issuance of common stock as board compensation	$355	$463
Deemed dividends in the form of warrants to purchase common stock.	$—	$537
Deemed dividends on preferred stock	$—	$3,148

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. Organization, Background, and Basis of Presentation

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary, InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”, is a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. The Company’s primary focus is the commercialization of its LuViva™ non-invasive cervical cancer detection device and extension of its cancer detection technology into other cancers, including esophageal. The Company’s technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

Basis of Presentation

All information and footnote disclosures included in the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2014, it had an accumulated deficit of approximately $113.1 million. Through December 31, 2014, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At December 31, 2014, the Company had a negative working capital of approximately $2.8 million, accumulated deficit of $113.1 million, and incurred a net loss of $9.9 million for the year then ended. Stockholders’ deficit totaled approximately $4.5 million at December 31, 2014, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the second quarter of 2015, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 29.8 million shares of its common stock outstanding at December 31, 2014, with exercise prices of $0.15 to $1.08 per share. Exercises of these warrants would generate a total of approximately $10.1 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, and grants, if available.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2015, the Company currently anticipates an early 2016 product launch in the United States. Product launch outside the United States began in the second half of 2013.

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

Accounting Standard Updates

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for the reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements, as entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At December 31, 2014 and December 31, 2013, our inventories were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Raw materials	$884	$1,013
Work in process	304	268
Finished goods	136	96
Inventory reserve	(144)	(184)
Total	$1,180	$1,193

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Equipment	$1,391	$1,277
Software	737	737
Furniture and fixtures	124	124
Leasehold Improvement	180	189
	2,432	2,327
Less accumulated depreciation	(1,845)	(1,407)
Total	$587	$920

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the debt. Deferred financing costs are included in other long term assets.

Other Assets

Other assets primarily consist of long-term deposits for various tooling projects that are being constructed for the Company.

At December 31, 2014 and 2013, such balances were approximately $72,000 and $326,000, respectively.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $50,000 and $75,000 in 2014 and 2013, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Accrued compensation	$447	$426
Accrued professional fees	203	116
Deferred rent	54	68
Accrued warranty	119	58
Accrued vacation	144	—
Other accrued expenses	48	55
Total	$1,015	$723

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

Significant Customers

In 2014 and 2013, the majority of the Company’s revenues were from two and three customers, respectively. Revenue from these customers totaled approximately $414,000 or 50% and approximately $653,000 or 65% of total revenue for the year ended December 31, 2014 and 2013, respectively. Accounts receivable due from those customers represents 17% and 27% as of December 31, 2014 and 2013, respectively.

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions.  Each income tax position is assessed using a two-step process.  A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities.  If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.  At December 31, 2014 and 2013, there were no uncertain tax positions.

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. As of December 31, 2014, the Company has approximately $68.4 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.  However, fiscal years 2011 and later remain subject to examination by the IRS and applicable states.

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

For the years ended December 31, 2014 and 2013, share-based compensation for options attributable to employees and officers were approximately $886,000 and $824,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2014, the Company had approximately $568,000 of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2014. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2014 and 2013:

FAIR VALUE MEASUREMENTS ( In Thousands)

Description	Level 1	Level 2	Level 3	Total	Asset (Liability) Total	Date
Public Offering warrants	$—	$—	$(587)	$(587)	$(587)	December 31, 2014
Series B Warrants	$—	$—	$(1,483)	$(1,483)	$1,483)	December 31, 2014
Total 2014	$—	$—	$(2,070)	$(2,070)	$(2,070)

Series B Warrants	$—	$—	$1,548)	$(1,548)	$(1,548)	December 31, 2013

4. Stockholders’ Equity

Common Stock

The Company has authorized 195 million shares of common stock with $0.001 par value, of which 96.9 million were issued and outstanding as of December 31, 2014. For the year ended December 31, 2013, there were 145 million authorized shares of common stock, of which 70.5 million were issued and outstanding.

For the year ended December 31, 2014, the Company issued 26,409,893 shares of common stock as listed below:

Public Offering - Issuance - For Cash	8,985,410
Public Offering - Issuance - For Debt Repayment	7,800,005
Reg. S - New Issuance - For Cash	651,042
Series B Conversion	2,311,089
Series B Dividends	342,389
Commitment Shares / 2014 Senior Convertible Notes	321,820
2014 Senior Convertible Note	2,783,959
Option Exercised	242,439
Warrant Exercised	200,000
Board Compensation	771,740
Restricted Shares CEO 2014	2,000,000
Total	26,409,893

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 1,277 and 2,147 shares were issued and outstanding as of December 31, 2014 and 2013, respectively.

Pursuant to the terms of the Series B Preferred Stock set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The original conversion price was $0.68 per share, such that each share of Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. As a result of anti-dilution provisions, the current conversion price is set at $0.15 per share, such that each share of Preferred Stock would convert into 6,676 shares of common stock.

Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 5.0%, for the quarter ended December 31, 2014, and at an annual rate of 10.0% thereafter, in each case, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $32,500 at December 31, 2014. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share. Pursuant to the terms of the Tranche B warrants, their exercise price will be reduced, and the number of shares of common stock into which those warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. The exercise price of Tranche B warrants is currently $0.15 per share, convertible into 13,196,019 shares of common stock. As a result of these provisions, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company originally allocated $873,000 to the fair value of the warrants. At December 31, 2014, the fair value of these warrants was approximately $1.5 million.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 6,314,824 shares remained available at December 31, 2014 and 6,940,395 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 13,255,219 shares of common stock as of December 31, 2014. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in 2014 and 2013 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2014	2013
Expected volatility	157.70%	174.00%
Expected option life in years	9.98	10.00
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.55%	1.87%
Weighted average fair value per option at grant date	$0.40	$0.69

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

Stock option activity for each of the two years ended December 31 is as follows:

	2014		2013
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	6,531,192	$0.68	6,463,206	$0.67
Options granted	754,761	$0.40	977,276	$0.50
Options exercised	(242,439)	$0.32	(580,540)	$0.31
Options expired/forfeited	(103,119)	$0.68	(328,750)	$1.15

Outstanding at end of year	6,940,395	$0.66	6,531,192	$0.66
Options vested and exercisable at year-end	5,988,119	$0.66	5,463,963	$0.58
Options available for grant at year-end	6,314,824		6,724,027
Aggregate intrinsic value – options exercised	$49,675		$236,059
Aggregate intrinsic value – options outstanding	$494,119		$625,412
Aggregate intrinsic value – options vested and exercisable	$612,946		$612,946
Options unvested, balance at beginning of year (1)	1,067,229	$1.12	1,819,087	$1.18
Options granted (1)	754,761	$0.40	977,276	$0.50
Vested (1)	(766,595)	$0.66	(1,582,034)	$0.80
Cancelled/Forfeited	(103,119)	$0.68	(147,100	$1.22
Balance, end of period (1)	952,276		1,067,229	$1.12

__________________

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

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2014:

Warrants (Underlying Shares)
Outstanding, January 1, 2014	11,258,939
Issuances	19,238,727
Canceled / Expired	(501,512)
Exercised	(200,000)
Outstanding, December 31, 2014	29,796,154

The Company had the following shares reserved for the warrants as of December 31, 2014:

Warrants (Underlying Shares)		Exercise Price	Expiration Date

3,590,522	(1)	$0.8000 per share	March 1, 2015
6,790	(2)	$1.0100 per share	September 10, 2015
439,883	(3)	$0.6800 per share	March 31, 2016
285,186	(4)	$1.0500 per share	November 20, 2016
1,858,089	(5)	$1.0800 per share	May 23, 2018
13,196,103	(5)(6)	$0.1498 per share	May 23, 2018
200,000	(7)	$0.5000 per share	April 23, 2019
561,798	(7)	$0.4500 per share	May 22, 2019
184,211	(8)	$0.3800 per share	September 10, 2019
325,521	(9)	$0.4601 per share	September 27, 2019
8,392,707	(10)	$0.2250 per share	December 2, 2019
755,344	(11)	$0.2812 per share	December 2, 2019

(1)	Consists of outstanding warrants issued in conjunction with a June 2012 warrant exchange program.
(2)	Consists of outstanding warrants issued in conjunction with a September 2010 private placement.
(3)	Consists of outstanding warrants issued in conjunction with a buy-back of a minority interest in Interscan in December 2012, which were issued in February 2014.
(4)	Consists of outstanding warrants issued in conjunction with a November 2011 private placement.
(5)	Consists of outstanding warrants issued in conjunction with a May 2013 private placement.
(6)	Underlying shares increased from 1,858,089 to 9,138,141, and per share exercise price decreased from $1.08 to $0.2196, pursuant to the anti-dilution provisions in the warrants, as a result of conversions of the senior convertible notes.
(7)	Consists of warrants issued to the placement agent in connection with the private placement of our senior convertible notes.
(8)	Consists of outstanding warrants issued to a placement agent in conjunction with the secured note offering.
(9)	Consists of outstanding warrants issued in conjunction with the Regulation S offering.
(10)	Consists of outstanding warrants issued in conjunction with the 2014 public offering.
(11)	Consists of outstanding warrants issued to the Placement Agent in conjunction with the 2014 public offering.

5. Income Taxes

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2014, the Company had NOL carryforwards available through 2034 of approximately $68.4 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all deferred tax assets related to the NOLs. Utilization of existing NOL carry forwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing its NOLs and has not determined if it is subject to any restrictions in the Internal Revenue Code that could limit the future use of NOL.

Components of deferred taxes are as follows at December 31 (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$466	$287
Deferred tax liabilities:
Intangible assets and other	25,994	22,737
	26,460	23,025
Valuation allowance	(26,460)	(23,025)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2014	2013
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	—	—
Valuation allowance	(38)	(38)
	0%	0%

6. Commitments and Contingencies

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092. The Company leases approximately 23,000 square feet under a lease that expires in June 2017. The fixed monthly lease expense is approximately $15,000 plus common charges. The Company also leases office and equipment under operating lease agreements with monthly payments of approximately $2,000.  These leases expire at various dates through April 2016.  Future minimum rental payments at December 31, 2014 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount (,000)
2015	$ 211
2016	201
2017	98
Total	$ 510

Rental expense was approximately $170, 000 in 2014 and 2013.

Litigation and Claims

For the years ended December 31, 2014 and 2013, there was no accrual needed for any potential losses related to pending litigation.

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

8. Notes Payable

Short Term Notes Payable

At December 31, 2014, the Company maintained notes payable and accrued interest to related parties totaling $609,000. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 5% and 10%.

At December 31, 2014, the Company maintained a note payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $100,000. This note is 10 month straight-line amortizing loan dated June 24, 2014. The note carries annual interest of 4.6%. The balance due to on the Premium Assignment note was approximately $37,000 at December 31, 2014.

On September 10, 2014, the Company entered into a note purchase agreement with Tonaquint, Inc., pursuant to which the Company sold a secured promissory note to Tonaquint with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the note purchase agreement. On March 10, 2015, the Company amended the note to extend the maturity until May 10, 2015. See Note 12, Subsequent Events.

In connection with the offering, the Company issued its placement agent warrants exercisable for 184,211 shares at $0.38 per share, with an expiration date of September 10, 2019.

Total debt issuance cost capitalized was approximately $130,000. This amount is being amortized over six months. Total amortized expense for the year ended December 31, 2014 was approximately $81,000.

For the year ended December 31, 2014, the Company recorded amortization of approximately $347,000 on the discount.

Notes Payable

At December 31, 2012, the Company was past due on two short-term notes totaling approximately $419,000 of principal and accrued interest. Interest charged on these notes prior to amendment ranged between 15-18%. On February 27, 2013, the Company renegotiated one of the two past due notes. The new note accrued interest at 6% and was paid in full during the quarter ended June 30, 2013. On April 16, 2013, the Company renegotiated the other note. The renegotiated note accrues interest at 9.0%, with a 16.0% default rate, requires monthly payments of $10,000, including interest, and matures November 2015. The balance due on this note was approximately $159,000 and $208,000 at December 31, 2014 and 2013, respectively. As of December 31, 2014, the note is accruing interest at the default rate, of which principal and interest of $130,000 is payable during the year ending December 31, 2015 and $29,000 is payable during the year ending December 31, 2016.

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

Subject to certain limitations, the Convertible Notes are convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion. Beginning December 19, 2014, the discount is 25%. At no time will Magna be entitled to convert any portion of the Convertible Notes to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock as of such date. As long as Magna or its affiliates beneficially own any of the shares issued upon conversion, they may not engage in any “short sale” transactions in the Company’s common stock and may not sell more than the greater of $15,000 or 15% of the trading volume of the common stock in any single trading day.

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

The Company paid to Magna a commitment fee for entering into the Purchase Agreement in the form of 321,820 shares of common stock. The Company also paid $50,000 of attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred on the Senior Convertible Note was approximately $844,000. This amount is being amortized over 18 months. Total amortization expense for the year ended was approximately $328,000.

In connection with the sale of the Convertible Notes, the Company issued its placement agent warrants exercisable for 200,000 shares of common stock at $0.50 per share with an expiration date of April 23, 2019, and warrants exercisable for 561,798 shares of common stock at $0.45 per share with an expiration date of May 22, 2019.

As of December 31, 2014, the Company had issued a total of 2,783,959 shares of common stock, in conjunction with conversions of the Convertible Notes.

Loss on Extinguishment of Debt

As part of our public offering of sale of common stock, consummated on December 2, 2014, the Company repaid approximately $1.4 of debt via the issuance of 7,700,504 shares of common stock and warrants to purchase an additional 3,850,252 shares at an exercise price of $0.225 per share, expiring in December 2, 2019. Pursuant to the convertible note agreement, the Company had to pay a prepayment penalty of 25% of the amount prepaid.  The penalty on the transaction was approximately $325,000 and was charged to loss on extinguishment of debt on the statement of operations for the year ended December 31, 2014.

9. Related Party Transactions

At December 31, 2014, the Company maintained notes payable and accrued interest to related parties totaling approximately $609,000. These notes are short term, straight-line amortizing notes.  The notes carry an annual interest rate of between 5% and 10%.

Our Directors and Officers participated in our public offering dated December 2, 2014 for a total of $182,603 and received 811,571 shares of common stock as well as warrants to purchase an additional 405,786 shares at $0.225, expiring in December 2, 2019.

10. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The Company has the following allowances for doubtful accounts (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$18	$12
Additions / (Adjustments)	58	6
Balance	$76	$18

Inventory Reserves

The Company has the following reserves for inventory balance (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$184	$52
Additions / (Adjustments)	(40)	132
Balance	$144	$184

11. Loss Per Common Share

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

12. Subsequent Events

Between January 1, 2015 and March 25, 2015, we received approximately $17,000 from the Company’s officers as short-term advances.

On February 2, 2015, we received $70,000 from an investor as a deposit for the purchase of LuViva devices for exportation. As of March 25, 2015, negotiation of a definitive purchase agreement was on-going.

On March 16, 2015 and March 19, 2015, the Company entered into subscription agreements with certain accredited investors, pursuant to which we agreed to sell an aggregate of 4.0 million shares of our common stock and warrants to purchase an additional 2.0 million shares, for an aggregate purchase price of $720,000 in a private placement not involving a public offering under Section 4(a)(2) of the Securities Act. As of March 19, 2015, the Company had consummated $320,000 of the total transaction and we expect to consummate the remainder by the end of the first quarter of 2015. The warrants are immediately exercisable, have an exercise price per share of $0.255 and expire three years from the date of issuance.

On March 10, 2015, the Company amended the Tonaquint note to extend the maturity until May 10, 2015. During the extension, interest will accrue on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. In addition, while the note remains outstanding, Tonaquint will have the right to convert up to $150,000 of the outstanding balance of the note into shares of the Company’s common stock, at a conversion price per share equal to the lower of (1) $0.25 and (2) 75% of the lowest daily volume weighted average price per share of the common stock during the five business days prior to conversion. If the conversion price would be lower than $0.15 per share, the Company has the option of delivering the conversion amount in cash in lieu of shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2014, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 version of the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2014, due to the existence of the material weakness described below:

The Company lacks the resources to properly research and account for complex transactions. This deficiency has resulted in a material weakness in our internal control over financial reporting.

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	61	Chief Execute Officer, President, Acting Chief Financial Officer and Director
Richard L. Fowler	58	Senior Vice President of Engineering
Ronald W. Hart, Ph.D.	73	Director
John E. Imhoff, M.D.	66	Director
Michael C. James	56	Chairman and Director
Jonathan M. Niloff, M.D.	61	Director
Linda Rosenstock, M.D.	64	Director

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

Dr. Hart adds considerable value to the Board as:  a former FDA bureau chief, he advises the Board and management on our FDA relationship and strategy and as an expert in international trade, he advises the Board and management on international partnering and distribution agreements.

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

Michael C. James has served as a member of our Board of Directors since March 2007 and as Chairman of the Board since October 15, 2013. Mr. James is also the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, Chief Executive Officer and the Chief Financial Officer of Inergetics, Inc., a nutraceutical supplements company and also the Chief Financial Officer of Terra Tech Corporation, which is a hydroponic and agricultural company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P.  Mr. James currently sits on the Board of Directors of Inergetics; Inc. Mr. James was Chief Executive Officer of Nestor, Inc. from January 2009 to September 2009 and served on their Board of Directors from July 2006 to June 2009.  He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He began his career in 1980 as a staff accountant with Eisner LLP. Mr. James received a B.S. degree in Accounting from Farleigh Dickinson University in 1980.

Mr. James has experience both in the areas of company finance and accounting, which is invaluable to us during financial audits and offerings.  Mr. James has extensive experience in the management of both small and large companies and his entrepreneurial background is relevant as we develop as a company.

Jonathan M. Niloff, M.D. was elected as a director in April 2010.Dr. Niloff is Vice President and Chief Medical Officer at McKesson Technology Solutions, a medical software company. Prior to that, Dr. Niloff was the Founder, Chairman of the Board and Chief Medical Officer of MedVentive Inc.  Prior to joining MedVentive, Dr. Niloff served as President of the Beth Israel Deaconess Physicians Organization, Medical Director for Obstetrics and Gynecology for its Affiliated Physicians Group, and Chief of Gynecology at New England Deaconess Hospital.  He served as an Associate Professor of Obstetrics, Gynecology, and Reproductive Biology at Harvard Medical School.  He has deep expertise in all aspects of medical cost and quality improvement, and has published extensively on the topic of gynecologic oncology including the development of the CA125 test for ovarian cancer.  Dr. Niloff received his undergraduate education at The Johns Hopkins University, an M.D. degree from McGill University, and an MBA degree from Boston University.

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

Linda Rosenstock, M.D. was appointed to the Board in April 2012. Dr. Linda Rosenstock is Dean Emeritus (served as Dean from 2000 - 2012) of the University of California, Los Angeles (UCLA) Fielding School of Public Health. She holds appointments at UCLA as Professor of Health Policy and Management, Medicine and Environmental Health Sciences and is a recognized authority in broad areas of public health and science policy. Internationally, Dr. Rosenstock has been active in teaching and research in many developing countries and has served as an advisor to the World Health Organization. Dr. Rosenstock also chaired the United Auto Workers/General Motors Occupational Health Advisory Board. She is an Honorary Fellow of the Royal College of Physicians and an elected member of the National Academy of Sciences' Institute of Medicine where she has served as a member of their Board on Health Sciences Policy and Chair of the Committee for Preventive Services for Women. In January 2011, she was appointed by President Obama to the Advisory Group on Prevention, Health Promotion and Integrative and Public Health. She has served on the Board of Directors for Skilled Health Care since 2009.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2014, our officers, directors were in compliance with all applicable filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2014 and 2013 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the named executive officers, in 2014:

2014 and 2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director (2)	2014	300,000	150,000	$731,000	$1,046,000
	2013	-	-	-	-
Mark Faupel, Ph.D. Former President, CEO and Acting CFO (3)	2014	264,097	13,600	17,000	294,697
	2013	243,000	-	24,000	267,000

Richard Fowler, Senior Vice President of Engineering	2014 2013	203,000 197,000	- -	17,000 24,000	220,000 221,000
Shabbir Bambot, Ph.D. (4) Former Vice President of Research and Development	2014	-	-	-	-
	2013	80,222	-	-	80,222
(1)	See Note 3 to the consolidated financial statements that accompany this report.
(2)	Dr. Cartwright was hired in January 2014.
(3)	Dr. Faupel currently serves as the Company’s Chief Scientific Officer.
(4)	Dr. Bambot resigned from the Company on May 10, 2013.

Dr. Cartwright’s 2014 compensation consisted of a base salary of $300,000, with $150,000 performance condition related bonus, and the usual customary company benefits. He also received 2,000,000 both market and performance condition restricted shares of common stock (1,000,000 GT stock price closes at/above $1.50 for 30 consecutive trading days (the “Tier 1 Vesting Date”); subject to the Executive’s continuous employment with the Company through the applicable vesting date; (i) 500,000 shares will vest on the Tier 1 Vesting Date; and (ii) 500,000 shares will vest on the first anniversary of the Tier 1 Vesting Date. 1,000,000 GT stock price closes at/above $2.50 for 30 consecutive trading days (the “Tier 2 Vesting Date”); subject to the Executive’s continuous employment with the Company through the applicable vesting date: (i) 500,000 shares will vest on the Tier 2 Vesting Date; and (ii) 500,000 shares will vest on the first anniversary of the Tier 2 Vesting Date). Dr. Cartwright was also issued 35,000 and 250,000 of stock options that vest over 48 months in 2014. As of December 31, 2014, Dr. Cartwright’s deferred salary was $42,516 and his deferred bonus was $150,000.

Dr. Faupel’s 2014 and 2013 compensation consisted of a base salary of $264,097 and $243,000, respectively, and usual and customary company benefits. He received no bonus and 35,000 shares of stock options, which vest over 48 months in 2014 and 2013. As of December 31, 2014, Dr. Faupel’s remaining deferred salary and bonus was $31,173. He also holds a promissory note of $217,064 for past un-paid salary.

Mr. Fowler’s 2014 and 2013 compensation consisted of a base salary of $203,000 and $197,000, respectively, and usual and customary company benefits. He received no bonus and 35,000 shares of stock options, which vest over 48 months in 2014 and 2013. As of December 31, 2014, Mr. Fowler’s total deferred salary was approximately $123,080.

Dr. Bambot’s 2014 and 2013 compensation consisted of a base salary of zero and $193,000, respectively, and usual and customary company benefits.

Outstanding Equity Awards to Officers at December 31, 2014

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Un-exercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director	16,249	-	268,751	0.25	12/31/2024
Mark Faupel, Ph.D. Former President, CEO & Acting CFO	2,155,832	-	29,167	0.71	12/31/2024
Richard Fowler Senior Vice President of Engineering	577,823	-	74,168	0.59	12/31/2024
(1)	Represents fully vested options.
(2)	Based on all outstanding options.

Outstanding Equity Awards to Directors at December 31, 2014

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Hart, Ph.D., Director	655,000	0.37
John E. Imhoff, M.D., Director	303,750	0.78
Michael C. James, Chairman and Director	107,500	0.78
Jonathan Niloff, M.D., Director	142,917	0.74
Linda Rosenstock, M.D., Director	125,000	0.76

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our common stock as of March 15, 2015 by (i) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock (a “5% stockholder”), (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D. Norcross, Georgia 30092.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Imhoff (3)	16,412,921	14.18%
Magna Equities II (4)	11,550,756	9.94%
The Whittemore Collection, Ltd. / George Landegger (5) 4 International Drive Rye Brook, NY 10573	7,042,411	6.22%
Michael C. James / Kuekenhof Equity Fund, LLP (6)	1,038,701	* %
Ronald Hart (7)	1,659,960	1.47%
Gene Cartwright (8)	2,357,984	2.10%
Mark L. Faupel (9)	3,068,550	2.67%
Richard L. Fowler (10)	668,543	* %
Linda Rosenstock (11)	412,174	* %
Jonathan Niloff (12)	482,383	* %

All directors and executive officers as a group (7 persons) (13)	23,032,666	15.8%

46

_____________

(*)	Less than 1%.
(1)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(2)	Percentage ownership is based on 97,184,341 shares of common stock outstanding as of March 15, 2015. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to currently exercisable options, warrants, convertible preferred stock or convertible notes, or any such securities exercisable within 60 days after March 15, 2015, are deemed outstanding for purposes of computing the percentage ownership of the person holding those options, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(3)	Consists of 9,694,212 shares of common stock, 500 shares of Series B preferred stock convertible into 3,337,784 shares of common stock, 3,077,175 warrants to purchase common stock at an average price of $0.26 per share and 303,750 shares subject to stock options. Dr. Imhoff is on the board of directors.
(4)	Consists of 7,700,504 shares of common stock and common equivalent, 3,850,252 warrants to purchase common stock at an average price of $0.225 per share. MAGNA Equities II is a Company’s Investor.
(5)	Consists of 6,153,575 shares of common stock and 888,836 warrants to purchase common stock at an average price of $0.52 per share.
(6)	Consists of 707,620 shares of common stock and 105,711 warrants to purchase common stock at an average price of $0.80 per share and 107,500 shares subject to stock options held by Michael James; and 117,870warrants to purchase common stock at an average price of $0.23 per share held by Kuekenhof Equity Fund, LP, Michael James, managing partners. Mr. James is on the board of directors.
(7)	Consists of 687,160 shares of common stock, 25 shares of Series B preferred stock convertible into 166,889 shares of common stock, 150,911 warrants to purchase common stock at an average price of $0.26 per share and 655,000 shares subject to stock options held by Ronald Hart Dr. Hart is on the Board of Directors.
(8)	Consists of 2,235,739 shares of common stock, 117,870 warrants to purchase common stock at an average price of $0.225 per share and 4,375 shares subject to stock options.
(9)	Consists of 646,382 shares of common stock, 111,111 warrants to purchase common stock at an average price of $0.225 per share and 2,311,057 shares subject to stock options.
(10)	Consists of 98,115 shares of common stock and 570,428 shares subject to stock options.
(11)	Consists of 287,174 shares of common stock and 125,000 shares subject to stock options Dr. Rosenstock is on the Board of Directors.
(12)	Consists of 339,466 shares of common stock, 142,917 shares subject to stock options. Jonathan M. Niloff. Dr. Niloff is on the Board of Directors.
(13)	Consists of 17,554,159 shares of common stock, 3,569,537 warrants to purchase common stock at $0.15 to $.80 per share and 1,908,970 shares subject to stock options.

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

Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Mr. James, and Drs. Hart, Niloff, Imhoff and Rosenstock are independent directors.

Director Imhoff invested a total of $586,568 to convert 1,466,420 warrants at $0.40 in November 2013. He participated in our Series B preferred issuance during the fiscal year ended December 31, 2013 for a total of $500,000. In December 2014, he also participated in our public offering for a total of $26,520.55 and received 117,870 shares of common stock as well as warrants to purchase an additional 58,935 shares at $0.225, expiring in December 2, 2019.

Item 14. Principal Accountant Fees and Services

UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

We were billed by UHY LLP $220,000 and $187,000 during the fiscal years ended December 31, 2014 and 2013, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2014	2013
Audit fees	$165,000	$175,000
Audit related fees	38,000	—
Tax fees	17,000	12,000
All other fees	—	—
Total Fees	$220,000	$187,000

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the period ended June 30, 2014, filed August 13, 2014)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429), filed April 24, 1997).
4.2	Amended and Restated Loan Agreement by and among SpectRx, Inc., the Agent, and the Noteholders, dated March 1, 2007 (incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-QSB, filed August 24, 2007).
4.3	First Amendment to the Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.2 to the quarterly report on Form 10-QSB, filed August 24, 2007).
4.4	Amendment to Amended and Restated Loan Agreement (incorporated by reference to Exhibit 4.12 to the quarterly report on Form 10-Q for the period ended June 30, 2010, filed August 12, 2010).

4.5	Form of Warrant (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed February 3, 2010).
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010).
4.7	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 2, 2011).
4.8	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011).
4.9	Form of New Warrant Exchangeable for Original Warrants (incorporated by reference to Exhibit 99.5 to the tender offer statement on Schedule T-O, filed on May 30, 2012).
4.10	Form of Warrant (Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
4.11	Form of Warrant (Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
4.12	Form of New Warrant (incorporated by reference to Exhibit 99.5 to the tender offer statement on Schedule T-O, filed on October 15, 2013).
4.13	Form of InterScan Warrant (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014).
4.14	Senior Convertible Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed April 24, 2014).
4.15	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014).
4.16	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 10, 2014).
4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 4, 2014)
4.18	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)
10.1	1995 Stock Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997).
10.2	2005 Amendment No. 2 to the 1995 Stock Plan, as amended (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005).
10.3	2010 Amendment to the 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011.

10.4	2012 Amendment to the 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012.
10.5	Registration Rights Agreement, dated August 30, 2011 (incorporated by reference to 10.2 to the current report on Form 8-K, filed September 2, 2011).
10.6	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the current report on Form 8-K, filed September 2, 2011).
10.7	Termination Agreement Re: Spectroscopic Technology Development Collaboration (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended March 31, 2013, filed May 16, 2013).
10.8	Securities Purchase Agreement, by and among the Company and the Purchasers named therein, dated May 21, 2013 (incorporated by reference to Exhibit 10.1 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
10.9	Registration Rights Agreement, by and among the Company and the Purchasers named therein, dated May 21, 2013 (incorporated by reference to Exhibit 10.4 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013).
10.10	Employment Agreement between the Company and Mark Faupel dated March 24, 2013 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014).
10.11	Employment Agreement between the Company and Gene Cartwright, dated January 6, 2014 (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014).
10.12	Employment Agreement between the Company and Rick L. Fowler, automatically renewed on May 9, 2013 (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014).

10.13	Securities Purchase Agreement, dated April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed April 24, 2014).
10.14	Registration Rights Agreement, dated April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed April 24, 2014).
10.15	Subscription Agreement, accepted September 2, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed September 8, 2014).
10.16	Form of Registration Rights Agreement, dated September 8, by and between the Company and the investor party thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed September 8, 2014).
10.17	Note Purchase Agreement, dated as of September 10, 2014, by and between the Company and Tonaquint, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed September 10, 2014).
10.18	Security Agreement, dated as of September 10, 2014, by the Company and Tonaquint, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed September 10, 2014).
10.19	Standstill Agreement, dated as of November 6, 2014, by and between the Company and Magna Equities II, LLC (incorporated by reference to Exhibit 19 to the registration statement on Form S-1 (No. 333-198733) filed November 10, 2014)
10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 4, 2014)
10.21	Placement Agent Agreement, by and between the Company and Olympus Securities, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed December 4, 2014).
10.22	Amendment, dated March 10, 2015, by and between the Company and Tonaquint (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010).
23.1*	Consent of UHY LLP.
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*	Interactive Data File.

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By: /s/ Gene Cartwright
Gene Cartwright, Ph.D. President and Chief Executive Officer

Date: March 25, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 25, 2015	/s/ Gene Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer and
	Gene Cartwright	Director (Principal Executive Officer)

March 25, 2015	/s/ Michael C. James	Chairman and Director
Michael C. James

March 25, 2015	/s/ Ronald W. Hart	Director
Ronald W. Hart

March 25, 2015	/s/ John E. Imhoff	Director
John E. Imhoff

March 25, 2015	/s/ Jonathan M. Niloff	Director
Jonathan M. Niloff

March 25, 2015	/s/ Linda Rosenstock	Director
Linda Rosenstock

