Form 10-Q
period 2015-03-31
GUIDED THERAPEUTICS INC
filed 2015-05-13
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2015

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

Yes [   ]  No [X]

As of May 8, 2015, the registrant had outstanding 106,825,246 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in Thousands, Except per-share data)
ASSETS	March 31, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents	$18	$162
Accounts receivable, net of allowance for doubtful accounts of $76 at March 31, 2015 and December 31, 2014	358	338
Inventory, net of reserves of $133 and $144, at March 31, 2015 and December 31, 2014, respectively	1,149	1,180
Other current assets	52	99
Total current assets	1,577	1,779

Property and equipment, net	515	587
Other assets	93	101
Debt issuance costs	375	564
Total noncurrent assets	983	1,252

TOTAL ASSETS	$2,560	$3,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable	$648	$646
Current portion of long-term debt	168	123
Short-term notes payable, net of discount	1,239	1,062
Accounts payable	1,563	1,733
Accrued liabilities	1,523	1,015
Deferred revenue	24	24
Total current liabilities	5,165	4,603

Warrants, at fair value	1,356	2,070
Long-term debt, net	—	40
Convertible note, net of discount	795	783
Other long-term liabilities	262	—
Total long-term liabilities	2,413	2,893

TOTAL LIABILITIES	7,578	7,496

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, 1.2 shares issued and outstanding as of March 31, 2015 and December 31, 2014, (Liquidation preference of $1,200 at March 31, 2015 and December 31, 2014)	678	678
Common stock, $.001 Par value; 195,000 shares authorized, 100,055 and 96,889 shares issued and outstanding as of March, 31 2015 and December 31, 2014	99	97
Additional paid-in capital	108,673	107,952
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(114,336)	(113,060)

TOTAL STOCKHOLDERS’ DEFICIT	(5,018)	(4,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,560	$3,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share and Per-Share Data)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
REVENUE:
Sales – devices and disposables	$127	$122
Cost of goods sold	107	192
Gross profit (loss)	20	(70)

Contract and grant revenue	15	19

OPERATING EXPENSES:
Research and development	373	607
Sales and marketing	172	283
General and administrative	963	1,138
Total operating expenses	1,508	2,028

Operating loss	(1,473)	(2,079)

OTHER INCOME (EXPENSES):
Other income	6	2
Interest expense	(492)	(27)
Change in fair value of warrants	714	542
Total other income	228	517

LOSS FROM OPERATIONS	(1,245)	(1,562)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,245)	$(1,562)
PREFERRED STOCK DIVIDENDS	(31)	(48)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,276)	$(1,610)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	97,324	71,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,245)	$(1,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	117
Amortization	402	—
Stock based compensation	192	359
Change in fair value of warrants	(714)	(541)
Changes in operating assets and liabilities:
Inventory	(20)	(61)
Accounts receivable	31	11
Other current assets	47	53
Other assets	8	41
Accounts payable	(169)	377
Deferred revenue	—	(8)
Accrued liabilities	508	255
Other long-term liabilities	262	—
Total adjustments	619	603

Net cash used in operating activities	(626)	(959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	(4)
Net cash used in investing activities	—	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants, net	451	—
Proceeds from debt financing	62	378
Payments made on notes payable	(31)	(45)
Proceeds from options and warrants exercised	—	67

Net cash provided by financing activities	482	400

NET CHANGE IN CASH AND CASH EQUIVALENTS	(144)	(563)
CASH AND CASH EQUIVALENTS, beginning of year	162	613
CASH AND CASH EQUIVALENTS, end of period	$18	$50
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$22	$8
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of accrued expenses into common stock / options	$—	$22
Issuance of common stock as debt repayment	$50	$—
Dividends on preferred stock	$31	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2015, it had an accumulated deficit of approximately $114.3 million. Through March 31, 2015, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

At March 31, 2015, the Company had negative working capital of approximately $3.6 million and the stockholders’ deficit was approximately $5.0 million, primarily due to recurring net losses from operations and deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from the sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised by the end of second quarter of 2015, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support and additional NCI, NHI or other grant funding. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 28.4 million shares of its common stock outstanding at March 31, 2015, with exercise prices of $0.1394 to $1.08 per share. Exercises of these warrants would generate a total of approximately $7.6 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, and grants, if available.

Assuming the Company receives FDA approval for its LuViva cervical cancer detection device in 2015, the Company currently anticipates an early 2016 product launch in the United States. Product launch outside the United States began in the second half of 2013.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2014 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Accounting Standard Updates

Newly effective accounting standards updates and those not effective until after March 31, 2015, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2014, the Company had approximately $68.4 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at March 31, 2015. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

Stock Option Plan

The Company measures the cost of employees services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At March 31, 2015 and December 31, 2014, our inventories were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$696	$884
Work in process	335	304
Finished goods	251	136
Inventory reserve	(133)	(144)
Total	$1,149	$1,180

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Equipment	$1,391	$1,391
Software	737	737
Furniture and fixtures	124	124
Leasehold Improvement	180	180
	2,432	2,432
Less accumulated depreciation	(1,917)	(1,845)
Total	$515	$587

Other Assets

Other assets primarily consist of long-term deposits for various tooling projects that are being constructed for the Company. At March 31, 2015 and December 31, 2014, such balances were approximately $72,000.

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

The Company records its derivative activities at fair value, which consisted of warrants as of March 31, 2015. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of March 31, 2015 and December 31, 2014:

FAIR VALUE MEASUREMENTS ( In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2015

	Level 1	Level 2	Level 3	Total

Public offering warrants	$—	$—	$(365)	$(365)
Series B warrants	—	—	(991)	(991)

Total long-term liabilities at fair value	$—	$—	$(1,356)	$(1,356)

	Fair Value at December 31, 2014

	Level 1	Level 2	Level 3	Total

Public offering warrants	$—	$—	$(587)	$(587)
Series B warrants	—	—	(1,483)	(1,483)

Total long-term liabilities at fair value	$—	$—	$(2,070)	$(2,070)

As of March 31, 2015, the fair value of warrants we approximately $1.4 million. A net change of approximately $714,000 has been recorded to the accompanying statement of operations for the three months ended.

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 195 million shares of common stock with $0.001 par value, of which 100.1 million were issued and outstanding as of March 31, 2015. For the year ended December 31, 2014, there were 195 million authorized shares of common stock, of which 96.9 million were issued and outstanding.

For the three months ended March 31, 2015, the Company issued 3,165,978 shares of common stock as listed below:

New Issuance - For Cash	2,499,999
Series B Dividends	138,805
Option Exercised	168,558
Repayment of Loan	358,616
Total	3,165,978

Preferred Stock; Series B Convertible Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, and 3,000 shares of preferred stock as Series B Preferred Stock, of which 1,277 shares were issued and outstanding at both March 31, 2015 and December 31, 2014.

Pursuant to the terms of the Series B Preferred Stock set forth in the Certificate of Designations, Preferences and Rights designating the Preferred Stock (the “Preferred Stock Designation”), shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock. The original conversion price was $0.68 per share, such that each share of Series B Preferred Stock would convert into 1,471 shares of common stock, subject to customary adjustments, including any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Preferred Stock Designation. As a result of the operation of anti-dilution provisions, as of March 31, 2015 the conversion price was $0.1394 per share, such that each share of Series B Preferred Stock would convert into 7,747 shares of common stock.

Holders of the Series B Preferred Stock were entitled to quarterly dividends at an annual rate of 5.0% through the quarter ended December 31, 2013, and are entitled to quarterly dividends at an annual rate of 10.0% thereafter, in each case, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $32,500 at March 31, 2015. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock after the second anniversary of issuance, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock will be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

The Series B Preferred Stock was issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share. Pursuant to the terms of the Tranche B warrants, their exercise price will be reduced, and the number of shares of common stock into which those warrants are exercisable will be increased, if the Company issues shares at a price below the then-current exercise price. At March 31, 2015, the exercise price of Tranche B warrants was $0.1394 per share, convertible into 14,195,525 shares of common stock. As a result of the anti-dilution provisions, the Company is required to account for the warrants as a liability recorded at fair value each period. The Company values the warrants using a Monte Carlo Simulation model. Of the $2.6 million in proceeds from issuance of the Series B Preferred Stock, the Company originally allocated $873,000 to the fair value of the warrants. At December 31, 2014, the fair value of these warrants was approximately $1.5 million. As of March 31, 2015, the fair value of these warrants was estimated at approximately $991,000.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended March 31, 2015:

Warrants (Underlying Shares)
Outstanding, January 1, 2015	29,796,154
Issuances	2,249,422
Canceled / Expired	(3,590,522)
Exercised	—
Outstanding, March 31, 2015	28,455,054

The Company had the following shares reserved for the warrants as of March 31, 2015:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
6,790	(1)	$1.0100 per share	September 10, 2015
439,883	(2)	$0.6800 per share	March 31, 2016
285,186	(3)	$1.0500 per share	November 20, 2016
1,858,089	(4)	$1.0800 per share	May 23, 2018
14,195,525	(4)(5)	$0.1394 per share	May 23, 2018
200,000	(6)	$0.5000 per share	April 23, 2019
561,798	(6)	$0.4500 per share	May 22, 2019
184,211	(7)	$0.3800 per share	September 10, 2019
325,521	(8)	$0.4601 per share	September 27, 2019
8,392,707	(9)	$0.2250 per share	December 2, 2019
755,344	(10)	$0.2812 per share	December 2, 2019
1,250,000	(11)	$0.2550 per share	March 30, 2018

10

_________________________

(1)	Consists of outstanding warrants issued in conjunction with a September 2010 private placement.
(2)	Consists of outstanding warrants issued in conjunction with a buy-back of a minority interest in the Company’s subsidiary in December 2012, which were issued in February 2014.
(3)	Consists of outstanding warrants issued in conjunction with a November 2011 private placement.
(4)	Consists of outstanding warrants issued in conjunction with a May 2013 private placement.
(5)	Underlying shares increased from 1,858,089 to 14,395,522, and per share exercise price decreased from $1.08 to $0.1394, pursuant to the anti-dilution provisions in the warrants, as a result of the operation of anti-dilution provisions.
(6)	Consists of warrants issued to a placement agent in connection with a senior convertible notes offering.
(7)	Consists of outstanding warrants issued to a placement agent in conjunction with a secured note offering.
(8)	Consists of outstanding warrants issued in conjunction with a Regulation S offering.
(9)	Consists of outstanding warrants issued in conjunction with a 2014 public offering.
(10)	Consists of outstanding warrants issued to a placement agent in conjunction with a 2014 public offering.
(11)	Consists of outstanding warrants issued in conjunction with a March 2015 private placement.

5.   STOCK OPTIONS

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 6,509,411 shares remained available at March 31, 2015 6,745,808 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 13,255,219 shares of common stock as of March 31, 2015. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

A summary of the Company’s activity under the Plan as of March 31, 2015 and changes during the three months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)	Aggregate intrinsic value (thousands)
Outstanding, January 1, 2015	6,940,395	$0.66	6.97	$625,412
Granted	1,000	0.19
Exercised / Expired	(195,587)	0.49
Outstanding, March 31, 2015	6,745,808	$0.66	5.34	$56,830

Vested and exercisable, March 31, 2015	5,929,916	$0.67	4.92	$56,830

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

6.   LITIGATION AND CLAIMS

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

As of March 31, 2015 and December 31, 2014, there was no accrual recorded for any potential losses related to pending litigation.

7.   NOTES PAYABLE

Short Term Notes Payable

At March 31, 2015 and December 31, 2014, the Company maintained notes payable and accrued interest to related parties totaling $638,000 and $609,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 5% and 10%.

At March 31, 2015, the Company maintained a note payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $100,000. This note is 10 month straight-line amortizing loan dated June 24, 2014. The note carries annual interest of 4.6%. The balance due to on the Premium Assignment note was approximately $9,500 and $37,000 at March 31, 2015 and December 31, 2014, respectively.

On September 10, 2014, the Company sold a secured promissory note to Tonaquint, Inc., with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, the Company amended the terms of the note to extend the maturity until May 10, 2015. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. Pursuant to the terms of the amended note, on March 19, 2015, Tonaquint converted $50,000 of the outstanding balance into 358,680 shares of common stock. On April 10, 2015, Tonaquint elected to convert an additional $50,000 of the outstanding balance into shares of common stock, but the Company exercised its right to deliver cash in lieu of shares. On April 22, 2015, Tonaquint converted an additional $50,000 of the outstanding balance into 478,240 shares of common stock. On May 4, 2015, the Company further amended the terms to extend the maturity until July 10, 2015 and, as a result, Tonaquint has the right to convert an additional $150,000 of the outstanding balance into shares of common stock. See Note 10, Subsequent Events. In connection with the offering, the Company issued its placement agent warrants exercisable for 184,211 shares at $0.38 per share, with an expiration date of September 10, 2019.

Total debt issuance cost capitalized was approximately $130,000. This amount was being amortized over six months and is fully amortized as of March 31, 2015. Total amortized expense for the three months ended March 31, 2015 was approximately $49,000. For the three months ended March 31, 2015, the Company recorded amortization of approximately $213,000 on the discount.  The original issue discount of $560,000 is fully amortized as of March 31, 2015.

Notes Payable

At March 31, 2015, the Company maintained notes payable and accrued interest to related parties totaling approximately $414,000. Those notes are short-term, straight line amortizing notes. The notes carry interest rates between 5% and 10%.

At March 31, 2015, the Company maintained a note payable totaling approximately $165,000 of principal and accrued interest. The note accrues interest at 9% with a 16% default rate, requires monthly payments of $10,000, and matures November 2015. As of March 31, 2015 the note is accruing interest at the default rate.

8.  CONVERTIBLE DEBT

On April 23, 2014, the Company entered into a securities purchase agreement with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group (“Magna”), pursuant to which the Company sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, on May 23, 2014 Magna purchased an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million.

Subject to certain limitations, the remaining convertible note is convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a 25% discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion. At no time will Magna be entitled to convert any portion of the convertible note to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of the Company’s common stock as of such date. As long as Magna or its affiliates beneficially own any of the shares issued upon conversion, they may not engage in any “short sale” transactions in the Company’s common stock and may not sell more than the greater of $15,000 or 15% of the trading volume of the common stock in any single trading day. As of March 31, 2015 and December 31, 2014, the outstanding balance was $785,000 and $783,000, respectively.

The convertible note includes customary event of default provisions and a default interest rate of 16%. Upon the occurrence of an event of default, Magna may require the Company to pay in cash the “Event of Default Redemption Price,” which is defined as the greater of (i) the product of (A) the amount to be redeemed multiplied by (B) 135% (or 100% if an insolvency related event of default) and (ii) the product of (X) the conversion price in effect at that time multiplied by (Y) the product of (1) 135% (or 100% if an insolvency related event of default) multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date the Company makes the entire payment required to be made under this provision.

The Company paid to Magna a commitment fee for entering into the purchase agreement in the form of 321,820 shares of common stock. The Company also paid $50,000 of attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred on the Senior Convertible Note was approximately $844,000. This amount is being amortized over 18 months. Total amortization expense for the period ended was approximately $141,000.

In connection with the sale of the convertible notes, the Company issued its placement agent warrants exercisable for 200,000 shares of common stock at $0.50 per share with an expiration date of April 23, 2019, and warrants exercisable for 561,798 shares of common stock at $0.45 per share with an expiration date of May 22, 2019.

As of March 31, 2015, the Company had issued a total of 2,783,959 shares of common stock in conjunction with conversions of the convertible notes. Subsequent to March 31, 2015, the Company issued 4,720,883 additional shares of common stock, in conjunction with conversions of the convertible notes (See Note 10 – Subsequent Events).

9.  LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

10.  SUBSEQUENT EVENTS

During the quarter ended March 31, 2015, we had a subscription agreement to sell an aggregate of 4.0 million shares of our common stock and warrants to purchase an additional 2.0 million shares, for an aggregate purchase price of $720,000 in a private placement. For the quarter ended, we consummated the sale of 2.5 million shares of common stock and warrants to purchase an additional 1.25 million shares, for a total of $450,000. In April, 2015, the remainder of the subscription agreement was consummated and a total of 1.5 million shares of our common stock and warrants to purchase an additional 750,000 shares, for an aggregate purchase price of $270,000.

On April 10, 2015, Tonaquint elected to convert an additional $50,000 of the outstanding balance of the Company’s secured note into shares of common stock, but the Company exercised its right to deliver cash in lieu of shares. On April 22, 2015, Tonaquint converted an additional $50,000 of the outstanding balance into 478,240 shares of common stock. On May 4, 2015, the Company further amended the terms to extend the maturity until July 10, 2015 and, as a result, Tonaquint has the right to convert an additional $150,000 of the outstanding balance into shares of common stock.

On April 21, 2015, the Company issued 4,720,883 shares of common stock, in conjunction with conversion of approximately $493,356 in outstanding principal and accrued interest on the senior convertible note held by Magna, leaving a principal balance of approximately $304,000.

Between April 1, 2015 and May 8, 2015, the Company issued 1,250,000 shares of its common stock upon exercise of outstanding warrants at $0.10455 per share, for cash proceeds of approximately $131,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2014 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2015, we have an accumulated deficit of about $114.3 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2015 as we continue to expend substantial resources to introduce LuViva, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2013, the majority of our revenues were from grants from the NCI and NIH and revenue from the sale of LuViva devices. In 2014, the majority of our revenues were from the sale of LuViva devices and disposables, as well as some revenue from grants from the NIH and licensing agreement fees received. We expect that the majority of our revenue in 2015 will be derived from revenue and from the sale of LuViva devices and disposables.

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

RECENT DEVELOPMENTS

During the quarter ended March 31, 2015, we had a subscription agreement to sell an aggregate of 4.0 million shares of our common stock and warrants to purchase an additional 2.0 million shares, for an aggregate purchase price of $720,000 in a private placement. For the quarter ended, we consummated the sale of 2.5 million shares of common stock and warrants to purchase an additional 1.25 million shares, for a total of $450,000. In April, 2015, the remainder of the subscription agreement was consummated and a total of 1.5 million shares of our common stock and warrants to purchase an additional 750,000 shares, for an aggregate purchase price of $270,000.

On April 10, 2015, Tonaquint elected to convert an additional $50,000 of the outstanding balance of our secured note into shares of common stock, but we exercised our right to deliver cash in lieu of shares. On April 22, 2015, Tonaquint converted an additional $50,000 of the outstanding balance into 478,240 shares of common stock. On May 4, 2015, we amended the terms of the note to extend the maturity until July 10, 2015 and, as a result, Tonaquint has the right to convert an additional $150,000 of the outstanding balance into shares of common stock.

On April 21, 2015, we issued 4,720,883 shares of common stock, in conjunction with conversion of approximately $493,356 in outstanding principal and accrued interest on the senior convertible note held by Magna, leaving a principal balance of approximately $304,000.

Between April 1, 2015 and May 8, 2015, we issued 1,250,000 shares of our common stock upon exercise of outstanding warrants at $0.10455 per share, for cash proceeds of approximately $131,000.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended March 31, 2015, was approximately $127,000. Related costs of sales and net realizable value expenses were approximately $107,000, which resulted in a gross profit on the device and disposables of approximately $20,000. Sales revenue from the sale of LuViva devices and disposables for the three months ended March 31, 2014, was approximately $122,000. Related costs of sales were approximately $192,000, which resulted in a gross loss on the device and disposables of approximately $70,000.

Contract and Grant Revenue:  Contract and grant revenue decreased to approximately $15,000 for the quarter ended March 31, 2015, from approximately $19,000 for the same period in 2014. Contract and grant revenue was lower for the first quarter 2015 due primarily to lower sales of LuViva components in the three months then ended.

Research and Development Expenses:  Research and development expenses decreased to approximately $373,000 for the three months ended March 31, 2015, compared to $607,000 for the same period in 2014.  The decrease, of approximately $234,000, was primarily due to a decrease in expenses associated with our esophageal cancer technology our ongoing shift toward production of LuViva devices.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $172,000 during the three months ended March 31, 2015, compared to $283,000 for the same period in 2014. The decrease was primarily due to the Company wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $963,000 during the three months ended March 31, 2015, compared to approximately $1.1 million for the same period in 2014.  The decrease of approximately $175,000, or 15.38%, is primarily related to lower payroll expense incurred during the same period.

Other Income: Other income for the three months ended March 31, 2015, was approximately $6,000, compared to other income of approximately $2,000 for the three months ended March 31, 2014.

Interest Expense:  Interest expense increased to approximately $492,000 for the three months ended March 31, 2015, as compared to approximately $27,000 for the same period in 2014, primarily due to amortization of debt discount and debt issuance costs.

Fair Value of Warrants Expense: Fair value of warrants expense recovery was approximately $714,000 for the year three months ended March 31, 2015, as compared to approximately $542,000 for the same period in 2014.

Net loss was approximately $1.2 million during the three months ended March 31, 2015, compared to $1.6 million for the same period in 2014, for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At March 31, 2015, we had cash of approximately $18,000 and negative working capital of approximately $3.6 million.

Our major cash flows in the quarter ended March 31, 2015, consisted of cash out-flows of approximately $626,000 million from operations, including approximately $1.2 million of net loss, no cash inflow nor outflow from investing activities and a net change from financing activities of $482,000, which primarily represents the proceeds received from the sales of privately placed securities.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2015. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2015. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2015 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2014, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment dated March 10, 2015, by and between the Company and Tonaquint (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015).
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 13, 2015

