Form 10-Q
period 2015-06-30
GUIDED THERAPEUTICS INC
filed 2015-08-13
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2015

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

Yes [   ]  No [X]

As of July 31, 2015, the registrant had outstanding 113,539,242 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in Thousands)
ASSETS	June 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents	$1,974	$162
Accounts receivable, net of allowance for doubtful accounts of $78 and $76 at June 30, 2015 and December 31, 2014, respectively	282	338
Inventory, net of reserves of $110 and $144, at June 30, 2015 and December 31, 2014, respectively	985	1,180
Other current assets	28	99
Total current assets	3,269	1,779

Property and equipment, net	444	587
Other assets	90	101
Debt issuance costs, net	234	564
Total noncurrent assets	768	1,252

TOTAL ASSETS	$4,037	$3,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related parties	$681	$646
Notes payable past due	172	—
Current portion of long-term debt	—	123
Short-term notes payable, net of discount	—	1,062
Convertible note, net of discount	308	—
Accounts payable	1,963	1,733
Accrued liabilities	1,630	1,015
Deferred revenue	36	24
Total current liabilities	4,790	4,603

Warrants, at fair value	956	2,070
Long-term debt, net	1,028	40
Convertible note, net of discount	—	783
Total long-term liabilities	1,984	2,893

TOTAL LIABILITIES	6,774	7,496

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, 1.2 shares issued and outstanding as of June 30, 2015 and December 31, 2014, (Liquidation preference of $1,200 at June 30, 2015 and December 31, 2014)	678	678
Series C convertible preferred stock, $.001 par value; 7.2 shares authorized, 3.3 shares issued and outstanding as of June 30, 2015 and none at December 31, 2014, (Liquidation preference of $3,334 at June 30, 2015 and none at December 31, 2014)	935	—
Common stock, $.001 Par value; 245,000 shares authorized, 113,250 and 96,889 shares issued and outstanding as of June 30, 2015 and December 31, 2014	112	97
Additional paid-in capital	113,007	107,952
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(117,337)	(113,060)

TOTAL STOCKHOLDERS’ DEFICIT	(2,737)	(4,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,037	$3,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands Except Share and Per Share Data)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2015	2014	2015	2014
REVENUE:
Sales – devices and disposables	$103	$201	$229	$323
Cost of goods sold	207	271	314	463
Gross loss	(104)	(70)	(85)	(140)

Contract and grant revenue	10	11	25	30

COSTS AND EXPENSES:
Research and development	305	624	677	1,231
Sales and marketing	183	345	355	628
General and administrative	1,019	999	1,982	2,137
Total	1,507	1,968	3,014	3,996

Operating loss	(1,601)	(2,027)	(3,074)	(4,106)

OTHER INCOME AND EXPENSES

Other income	284	3	290	5
Changes in fair value of warrants	(66)	(81)	648	461
Interest expense	(323)	(47)	(815)	(74)

Other income and expenses	(105)	(125)	123	392

LOSS BEFORE INCOME TAXES	(1,706)	(2,152)	(2,951)	(3,714)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(1,706)	(2,152)	(2,951)	(3,714)

PREFERRED STOCK DIVIDENDS AND DEEMED DIVIDENDS	(1,295)	(41)	(1,326)	(89)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,001)	$(2,193)	$(4,277)	$(3,803)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.03)	$(0.03)	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING	107,256	72,986	102,326	72,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,951)	$(3,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	22
Depreciation	144	235
Amortization	543	65
Stock based compensation	529	546
Change in fair value of warrants	(648)	(496)
Changes in operating assets and liabilities:
Accounts receivable	56	(100)
Inventory	194	(74)
Other current assets	73	88
Other assets	10	13
Accounts payable	231	172
Deferred revenue	12	14
Accrued liabilities	613	257
Total adjustments	1,757	890

Net cash used in operating activities	(1,194)	(2,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	(119)
Net cash used in investing activities	—	(119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	2,033	—
Net proceeds from issuance of common stock and warrants	720	—
Proceeds from debt financing, net of issuance costs	203	3,194
Payments made on notes payable	(91)	(446)
Proceeds from options and warrants exercised	141	67
Net cash provided by financing activities	3,006	2,815

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,812	(128)
CASH AND CASH EQUIVALENTS, beginning of year	162	613
CASH AND CASH EQUIVALENTS, end of period	$1,974	$485
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$56	$20
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on beneficial conversion feature of Series C preferred stock	$148	$—
Deemed dividend on price changes for Series B preferred stock warrants	$72	$—
Deemed dividend on December 2014 public offering warrants	$1,042	$—
Term changes on Series B preferred stock and December 2014 public offering warrants resulting in transfer to equity	$1,412	$—
Issuance of common stock as debt repayment	$833	$66
Dividends on preferred stock	$64	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2015, it had an accumulated deficit of approximately $117.3 million. Through June 30, 2015, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company may not be successful in growing sales for its products. Moreover, the Company may not obtain required regulatory clearances or approvals. The Company's products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company's products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least the end of 2015 as it continues to expend substantial resources to introduce its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At June 30, 2015, the Company had negative working capital of approximately $1.5 million and the stockholders’ deficit was approximately $2.7 million, primarily due to recurring net losses from operations and deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from the sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised by the end of fourth quarter of 2015, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 95.4 million shares of its common stock outstanding at June 30, 2015, with exercise prices of $0.0900 to $1.05 per share. Exercises of these warrants would generate a total of approximately $10.6 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, and grants, if available.

The Company is following up with the FDA regarding the Non Approvable letter that the Company received in May 2015. The FDA has requested that the Company provide additional clinical data and the Company is in discussions with the FDA to agree on the protocol and amount of clinical data required. FDA approval is not expected in the next 12 months.

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

Accounting Standard Updates

Newly effective accounting standards updates and those not effective until after June 30, 2015, are not expected to have a significant effect on the Company’s financial position or results of operations.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2014, the Company had approximately $68.4 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at June 30, 2015. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At June 30, 2015 and December 31, 2014, our inventories were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$748	$884
Work in process	191	304
Finished goods	156	136
Inventory reserve	(110)	(144)
Total	$985	$1,180

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Equipment	$1,391	$1,391
Software	737	737
Furniture and fixtures	124	124
Leasehold Improvement	180	180
	2,432	2,432
Less accumulated depreciation	(1,988)	(1,845)
Total	$444	$587

Other Assets

Other assets primarily consist of long-term deposits for various tooling projects that are being constructed for the Company. At June 30, 2015 and December 31, 2014, such balances were approximately $63,000 and $72,000, respectively.

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the debt. Deferred financing costs are included in other long term assets.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes Model. The fair value of warrants classified as liabilities at the date of issuance is estimated using either the Monte Carlo Simulation model or a Binomial model.

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of the financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for all entities for the first annual period ending after December 15, 2016 and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

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

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

·	Level 1 – Quoted market prices in active markets for identical assets and liabilities;
·	Level 2 – Inputs, other than level 1 inputs, either directly or indirectly observable; and
·	Level 3 – Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of June 30, 2015. The fair value of the warrants was estimated using a Monte Carlo Simulation and or Binomial model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2015 and December 31, 2014:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
Warrants issued in connection with the December 2014 public offering of common stock	$—	$—	$—	$—
Warrants issued in connection with the issuance of Series B preferred stock	—	—	—	—
Warrants issued in connection with the issuance of Series C preferred stock	—	—	(956)	(956)

Total long-term liabilities at fair value	$—	$—	$(956)	$(956)

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Warrants issued in connection with the December 2014 public offering of common stock	$—	$—	$(587)	$(587)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(1,483)	(1,483)

Total long-term liabilities at fair value	$—	$—	$(2,070)	$(2,070)

The following is a summary of changes to Level 3 instruments during the six months ended June 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	December 2014 Public Offering Warrants	Series B Warrants	Series C Warrants	Total

Balance, December 31, 2014	$(587)	$(1,483)	$—	$(2,070)

Warrants issued during the period	—	—	(956)	(956)
Unrealized gain during the period	267	381	—	648
Transfer to equity as a result of changes to provisions	320	1,102	—	1,422

Balance, June 30, 2015	$—	$—	$(956)	$(956)

4.    STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 245 million shares of common stock with $0.001 par value, of which 113.3 million were issued and outstanding as of June 30, 2015. For the year ended December 31, 2014, there were 195 million authorized shares of common stock, of which 96.9 million were issued and outstanding.

For the six months ended June 30, 2015, the Company issued 16,361,629 shares of common stock as listed below:

New issuance - for cash	3,999,999
Series B dividends	338,337
Options exercised	168,558
Warrant conversion	1,350,000
Loan re-structuring	2,670,408
Repayment of loan	7,834,327
Total	16,361,629

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, 3,000 shares of preferred stock as Series B Convertible Preferred Stock, of which 1,277 shares were issued and outstanding at both June 30, 2015 and December 31, 2014, and 7,200 shares of preferred stock as Series C Convertible Preferred Stock, of which 3,334 and 0 shares were issued and outstanding at June 30, 2015 and December 31, 2014, respectively.

Series B Convertible Preferred Stock

Pursuant to the terms of the Series B Preferred Stock set forth in the Series B designations, shares of Series B Preferred Stock are convertible into common stock by their holder at any time, and will be mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock.

As a result of the operation of certain anti-dilution provisions through June 30, 2015, as of that date the conversion price was $0.10455 per share, such that each share of Series B Preferred Stock would convert into 9,565 shares of common stock, calculated by dividing (i) the sum of the stated value plus all declared or accrued but unpaid dividends on a share of Series B preferred stock, by (ii) the conversion price per share. The conversion price is subject to further adjustment under certain circumstances to protect the holders of Series B preferred stock from dilution relative to certain issuances of common stock, or securities convertible into or exercisable for shares of common stock. Subject to certain exceptions, if we issue shares of common stock, or such other securities, at a price per share less than the then-effective conversion price, the conversion price will be adjusted to equal such lower per share consideration. Effective June 19, 2015, we amended the Series B designations to provide that our board of directors may designate an issuance of our common stock (or security exercisable for or convertible into common stock) as an “excepted issuance” that, as a result of such designation, would be exempt from the “lower price issuance” anti-dilution provisions of the Series B preferred stock.

Holders of the Series B Preferred Stock are entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $32,500 at June 30, 2015. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. As long as shares of the Series B Preferred Stock are outstanding, and until the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock, the Company may not incur indebtedness for borrowed money secured by the Company’s intellectual property or in excess of $2.0 million without the prior consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock. The Company may redeem the Series B Preferred Stock at any time, subject to certain conditions. Upon the Company’s liquidation or sale to or merger with another corporation, each share of Series B Preferred Stock would be entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends.

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

At June 30, 2015, as consideration for obtaining consents to an amendment to the Series B designations, the Company reduced the exercise price of the Tranche A warrants from $1.08 to $0.10455 per share, and the exercise price of the Tranche B warrants from $0.10455 to $0.09 per share. The change in exercise price of these warrants resulted in a deemed dividend totaling $72,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder.

At June 30, 2015, as a result of the operation of certain anti-dilution provisions, the Tranche B warrants were convertible into 17,557,468 shares of common stock. Prior to the June 2015 amendment to the Series B designations, the Company was required to account for the Tranche B warrants as a liability at fair value each reporting period. However, as a result of the June 2015 amendment, the Company transferred these warrants from a liability to equity.

Series C Convertible Preferred Stock

On June 29, 2015, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale of an aggregate of 6,737 shares of Series C preferred stock, at a purchase price of $750 per share and an initial stated value per share of $1,000, subject to adjustment for stock splits, stock dividends or other similar occurrences.

Pursuant to the agreement, as of June 30, 2015, the Company had issued 3,334 shares of Series C preferred stock and warrants to purchase 52,642,105 shares of common stock at $0.095 per share for gross proceeds totaling $2,500,500. Total cash and non-cash expenses were valued at $608,900, resulting in net proceeds of $1,891,600.

The Company has provisionally allocated net proceeds totaling $935,200 to the fair value of the preferred stock. The effective conversion price of $935,000 allocated to the Series C preferred stock resulted in an associated beneficial conversion feature totaling $148,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings representing a deemed dividend. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder.

The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable for or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. The Company has provisionally valued the warrants using a Binomial model and allocated $956,400 to the fair value of the warrants. The Company is in the process of performing a valuation of the warrants using a Monte Carlo Simulation model and the fair value is subject to change.

From the original issue date until 42 months thereafter, the holders of Series C preferred stock are entitled to receive quarterly cumulative dividends at a rate per share (as a percentage of stated value per share) of 12% per year per share payable quarterly on each January 1, April 1, July 1 and October 1 during such period (beginning October 1, 2015) in shares of common stock (subject to certain conditions) or, at the Company’s option, in cash. In addition, upon the conversion of the Series C preferred stock (other than a forced conversion, described below) during the such period, the Company must pay the converting holder a “make-whole payment” in cash or, at the Company’s option (subject to certain conditions), shares of common stock with respect to the converted shares of Series C preferred stock in an amount equal to $420 per $1,000 of stated value, less the amount of any dividends already paid on such shares of Series C preferred stock. To the extent the Company chooses to pay any dividends or make-whole payments in shares of common stock, such shares will be valued at 80% of then-current market price (calculated as the average daily volume weighted average price of the common stock for the five consecutive trading days prior to payment). After the dividend payment period, holders of Series C preferred stock are only entitled to receive dividends on an as-if-converted basis) with holders of the common stock (other than dividends paid in additional shares of common stock).

Except as otherwise proved by law or in the Series C designations, the Series C preferred stock has no voting rights. The Company may not, without the consent of the holders of a majority of the shares of Series C preferred stock then outstanding, alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the Series C designations, create any class of stock with a liquidation preference equal or senior to the Series C preferred stock, amend the Company’s charter in any manner that adversely affects any rights of the holders of Series C preferred stock, increase the number of authorized shares of Series C preferred stock, or enter into any agreement with respect to any of the foregoing.

In the event of a liquidation, dissolution or winding-up, whether voluntary or involuntary, the holders of Series C preferred stock will be entitled to receive out of the Company’s assets an amount equal to the stated value of their shares, plus any other fees, liquidated damages or dividends then due and owing on their shares, before any distribution or payment to the holders of any junior securities.

The Series C preferred stock is convertible at any time, at the option of the holder. In addition, if the market price of the common stock for each trading day for 20 of any 30 consecutive trading-day period exceeds 250% of the highest conversion price in effect during such period, the Company may force each holder to convert all or part of such holder’s shares into shares of common stock. Each share of Series C preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing (i) the sum of the stated value plus all accrued but unpaid dividends on such share, by (ii) the per share conversion price. The initial per share conversion price was $0.095, but it will automatically adjust downward to 80% of the then-current market price on each of the following dates: (1) five trading days after the effectiveness of a resale registration statement, (2) 20 trading days after the effectiveness of the registration statement and a second resale registration statement to be filed in connection with the second issuance of Series C preferred stock, (3) 15 trading days after any reverse stock split of the common stock, and (5) five trading days after any conversions of the Company’s outstanding convertible debt. The conversion price is subject to further adjustment under certain circumstances to protect the holders of Series C preferred stock from dilution relative to certain issuances of common stock, or securities convertible into or exercisable for shares of common stock. Subject to certain exceptions, if the Company issues shares of common stock, or such other securities, at a price per share less than the then-effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended June 30, 2015:

Warrants (Underlying Shares)
Outstanding, January 1, 2015	29,796,154
Issuances	70,500,914
Canceled / Expired	(3,590,522)
Exercised	(1,350,000)
Issuable and Outstanding, June 30, 2015	95,356,546

The Company had the following shares reserved for the warrants as of June 30, 2015:

Warrants (Underlying Shares)		Exercise Price Per Share	Expiration Date
6,790	(1)	$1.0100	September 10, 2015
439,883	(2)	$0.6800	March 31, 2016
285,186	(3)	$1.0500	November 20, 2016
1,858,089	(4)	$0.10455	May 23, 2018
17,557,468	(4)	$0.0900	May 23, 2018

200,000	(5)	$0.5000	April 23, 2019
561,798	(5)	$0.4500	May 22, 2019
184,211	(6)	$0.3800	September 10, 2019
325,521	(7)	$0.4601	September 27, 2019
755,344	(8)	$0.2812	December 2, 2019
8,392,707	(9)	$0.09000	December 2, 2020
8,392,707	(9)	$0.1100	December 2, 2020
2,000,000	(10)	$0.2550	March 30, 2018
1,754,737	(11)	$0.1188	June 29, 2020
52,642,105	(12)	$0.095	June 29, 2020

(1)	Issued as part of a September 2010 private placement.
(2)	Issued in February 2014 as part of a buy-back of a minority interest in Interscan in December 2012.
(3)	Issued as part of a November 2011 private placement.
(4)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(5)	Issued to a placement agent in conjunction with an April 2014 private placement.
(6)	Issued to a placement agent in conjunction with a September 2014 private placement.
(7)	Issued as part of a September 2014 Regulation S offering.
(8)	Issued to a placement agent in conjunction with a 2014 public offering.
(9)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(10)	Issued as part of a March 2015 private placement.
(11)	Issued to a placement agent in conjunction with an June 2015private placement.
(12)	Issued as part of a June 2015 private placement.

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in our corporate structure. The warrants identified in note (4) to the table and having an exercise price of $0.0900 per share, as well as the warrants identified in note (12) to the table, also contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable for or convertible into shares of common stock, at prices below the exercise price of such warrants.

The warrants identified note in (4) to the table and having an exercise price of $0.0900 per share are subject to a mandatory exercise provision. Subject to certain limitations, we may require exercise of these warrants at any time following (a) the date that is the 30th day after the later of our receipt of an approvable letter from the FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1.30 with an average daily trading volume during such 20 consecutive trading days of at least 25,000 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date we deliver a notice demanding exercise is at least $1.62 and the average daily trading volume of the common stock exceeds 25,000 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire.

The warrants identified in note (7) to the table are also subject to a mandatory exercise provision. This provision permits us, subject to certain limitations, to require the exercise of such warrants should the average trading price of our common stock over any 30 consecutive day trading period exceed $0.9216. The warrants identified in note (9) to the table are also subject to a mandatory exercise provision. In the event that the trading price of our common stock is at least two times the initial warrant exercise price for any 20-day trading period, we will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Further, in the event that the trading price of our common stock is at least 2.5 times the initial warrant exercise price for any 20-day trading period, we will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Any warrants not exercised within the prescribed time periods will be canceled to the extent of the number of shares subject to mandatory exercise.

During the quarter ended June 30, 2015, the Company issued warrants to purchase 8,392,707 shares of common stock at an exercise price of $0.09 per share and warrants to purchase 8,392,707 shares of common stock at an exercise price of $0.11 per share in exchange for existing outstanding warrants to purchase 8,392,707 shares of common stock with an exercise price of $0.225 per share. These warrants are identified in note (9) to the table. This exchange resulted in a deemed dividend totaling $1,042,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder. In addition, the new warrants removed the provision requiring an adjusted exercise price in the event of the Company receiving certain future FDA correspondence. As result of the June 2015 exchange, the Company transferred these warrants from a liability to equity.

5.    STOCK OPTIONS

Under the Company’s 1995 Stock Plan (the “Plan”), as of June 30, 2015, a total of 10,955,941 shares of common stock were subject to outstanding options and 2,299,678 shares remained available for issuance. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

A summary of the Company’s activity under the Plan as of June 30, 2015 and changes during the six months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)
Outstanding, January 1, 2015	6,940,395	$0.66	6.97
Granted	4,214,000	0.12
Exercised / Expired	(198,854)	0.49
Outstanding, June 30, 2015	10,955,541	$0.45	6.95

Vested and exercisable, June 30, 2015	9,049,438	$0.48	6.45

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

As of June 30, 2015 and December 31, 2014, there was no accrual recorded for any potential losses related to pending litigation.

7.    NOTES PAYABLE

Short Term Notes Payable

At June 30, 2015 and December 31, 2014, the Company maintained notes payable and accrued interest to related parties totaling $680,000 and $609,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 5% and 10%.

At December 31, 2014, the Company maintained a note payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $100,000. This note was a 10 month straight-line amortizing loan dated June 24, 2014. The note carried annual interest of 4.6%. The balance due on December 31, 2014 was approximately $37,000. The note was paid in full during the quarter ended June 30, 2015.

Long Term Notes Payable

On September 10, 2014, the Company sold a secured promissory note to Tonaquint, Inc., with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, and June 29, 2015, the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. Pursuant to the terms of the amended note, Tonaquint may convert up to $450,000 in outstanding balance into shares of common stock, which limit increases by $75,000 monthly beginning August 2015, at a conversion price per share equal to the lower of (1) $0.25 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $0.15, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. As of June 30, 2015, Tonaquint had converted $389,042 in outstanding principal and accrued interest into 7,834,327 shares of common stock. The Company paid Tonaquint a total of $65,000 in loan modification fees. At June 30, 2015, the balance on the note was approximately $1,028,000. The original issue discount of $560,000 was fully amortized as of June 30, 2015.

Note Payable Past Due

At June 30, 2015, the Company maintained a note payable totaling approximately $171,500 of principal and accrued interest. The note accrues interest at 9% with a 16% default rate, requires monthly payments of $10,000, and matures November 2015. As of June 30, 2015 the note is accruing interest at the default rate.

8.    CONVERIBLE DEBT

On April 23, 2014, the Company entered into a securities purchase agreement with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group (“Magna”), pursuant to which the Company sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, on May 23, 2014 Magna purchased an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million. As of June 30, 2015 and December 31, 2014, the outstanding balance was $308,000 and $783,000, respectively. As of July 1, 2015, the notes were repaid in full. See Note 10, Subsequent Events.

Subject to certain limitations, the notes were convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a 25% discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion.

The Company paid to Magna a commitment fee for entering into the purchase agreement in the form of 321,820 shares of common stock. The Company also paid $50,000 of attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred on the Senior Convertible Note was approximately $844,000. This amount is being amortized over 18 months. Total amortization expense for the three and six months ended June 30, 2015 were approximately $141,000 and 281,500, respectively

In connection with the sale of the convertible notes, the Company issued its placement agent warrants exercisable for 200,000 shares of common stock at $0.50 per share with an expiration date of April 23, 2019, and warrants exercisable for 561,798 shares of common stock at $0.45 per share with an expiration date of May 22, 2019.

As of June 30, 2015, the Company had issued a total of 7,834,327 shares of common stock in conjunction with conversions of the convertible notes.

9.    LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

10.   SUBSEQUENT EVENTS

On July 1, 2015, the Company repaid the remaining outstanding balance of its senior convertible notes. See Note 8, Convertible Debt.

On July 10, 2015, the Company entered into a joinder agreement with certain holders of the Company’s Series B preferred stock and a holder of a promissory note previously issued by the Company, pursuant to which they each became a party to the previously disclosed securities purchase agreement, dated June 29, 2015, and related registration rights agreement, and will, pursuant to the purchase agreement, purchase an aggregate of 432 shares of Series C preferred stock at a purchase price of $750 per share and a stated value of $1,000 per share, and will receive, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 6.8 million shares of the Company’s common stock.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception and, as of June 30, 2015, we have an accumulated deficit of about $117.3 million. Through June 30, 2015, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, we may not obtain required regulatory clearances or approvals. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2015 as we continue to expend substantial resources to introduce LuViva, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

Our product revenues to date have been limited. In 2013, the majority of our revenues were from grants from the NCI and NIH and revenue from the sale of LuViva devices. In 2014, the majority of our revenues were from the sale of LuViva devices and disposables, as well as some revenue from grants from the NIH and licensing agreement fees. We expect that the majority of our revenue in 2015 will be derived from revenue from the sale of LuViva devices and disposables.

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

Warrants: The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes Model. The fair value of warrants classified as liabilities at the date of issuance is estimated using either the Monte Carlo Simulation model or a Binomial model.

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

RECENT DEVELOPMENTS

On July 1, 2015, we repaid the remaining balance on our outstanding senior convertible notes.

On July 10, 2015, the holders of our Series B preferred stock not already party to the Series C preferred stock purchase agreement (see “—Liquidity and Capital Resources”) were joined as parties, and will purchase an additional 432 shares of Series C preferred stock and receive additional warrants to purchase 6,821,053 shares of our common stock, all on the same terms as the original parties to the agreement.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended June 30, 2015 was approximately $103,000. Related costs of goods sold were approximately $207,000, approximately $73,000 of this cost was related to variances, which resulted in a gross loss for the device and disposables of approximately $104,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables was approximately $201,000 and related costs of goods sold were approximately $271,000, which resulted in a gross loss on the device and disposables of approximately $70,000.

Contract Revenue:  Contract revenue decreased to approximately $10,000 for the quarter ended June 30, 2015, from approximately $11,000 for the same period in 2014.

Research and Development Expenses:  Research and development expenses decreased to approximately $305,000 for the three months ended June 30, 2015, compared to $624,000 for the same period in 2014.  The decrease, of approximately $319,000, was primarily due to a shift of resources toward marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $183,000 during the three months ended June 30, 2015, compared to $345,000 for the same period in 2014. The decrease was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses increased to approximately $1.0 million during the three months ended June 30, 2015, compared to approximately $999,000 for the same period in 2014.  The increase, of approximately $20,000 or 2.0%, is primarily related to a decrease in employee compensation recorded for the three months ended June 30, 2014.

Other Income: Other income for the three months ended June 30, 2015, was approximately $284,000, compared to other income of approximately $3,000 for the three months ended June 30, 2014.

Fair Value of Warrants Expense: Fair value of warrants expense was approximately $66,000 for the three months ended June 30, 2015, as compared to approximately $81,000 for the same period in 2014.

Interest Expense:  Interest expense increased to approximately $323,000 for the three months ended June 30, 2015, as compared to approximately $47,000 for the same period in 2014, primarily due to higher principal amounts of outstanding indebtedness for the quarter ended June 30, 2015.

Net loss was approximately $1.7 million during the three months ended June 30, 2015, compared to $2.2 million for the same period in 2014, for the reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2015 was approximately $229,000. Related costs of sales and net realizable value expenses were approximately $314,000, which resulted in a gross loss on the device and disposables of approximately $85,000. Sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2014, was approximately $323,000. Related costs of sales were approximately $463,000, which resulted in a gross loss on the device and disposables of approximately $140,000.

Contract and Grant Revenue:  Contract and grant revenue decreased to approximately $25,000 for the six months ended June 30, 2015, from approximately $30,000 for the same period in 2014. Contract and grant revenue was lower for the current period due primarily to lower sales of LuViva components in the six months then ended as compared to the same period in 2014.

Research and Development Expenses:  Research and development expenses decreased to approximately $677,000 for the six months ended June 30, 2015, compared to $1.2 million for the same period in 2014.  The decrease, of approximately $554,000, was primarily due to a decrease in expenses associated with our esophageal cancer technology and our ongoing shift toward production of LuViva devices.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $355,000 during the six months ended June 30, 2015, compared to $628,000 for the same period in 2014. The decrease was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $1.9 million during the six months ended June 30, 2015, compared to approximately $2.1 million for the same period in 2014.  The decrease of approximately $155,000, or 7.2%, is primarily related to lower payroll expense incurred during the same period, as well as the ongoing Company-wide expense reduction program.

Other Income: Other income for the six months ended June 30, 2015, was approximately $290,000, compared to other income of approximately $5,000 for the six months ended June 30, 2014.

Fair Value of Warrants Expense: Fair value of warrants expense was a recovery of approximately $ 648,000 for the six months ended June 30, 2015, due to reclassification of some derivatives from debt to equity, as compared to approximately $461,000 for the same period in 2014.

Interest Expense:  Interest expense increased to approximately $815,000 for the six months ended June 30, 2015, as compared to approximately $74,000 for the same period in 2014, primarily due to amortization of debt discount and debt issuance costs.

Net loss was approximately $3.0 million during the six months ended June 30, 2015, compared to $3.7 million for the same period in 2014, for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At June 30, 2015, we had cash of approximately $2.0 million and negative working capital of approximately $1.5 million.

Our major cash flows in the six months ended June 30, 2015, consisted of cash out-flows of approximately $1.2 million from operations, including approximately $2.9 million of net loss, no cash inflow nor outflow from investing activities and a net change from financing activities of $3.0, which primarily represents the proceeds received from the sales of privately placed securities.

On June 29, 2015, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale of an aggregate of 6,737 shares of our Series C convertible preferred stock, at a purchase price of $750 per share and an initial conversion price of $0.095 per share, and five-year warrants exercisable to purchase an aggregate of approximately 106.4 million shares of our common stock at an initial exercise price of $0.095 per share, subject to certain customary adjustments and anti-dilution provisions. On June 30, we consummated the initial closing of this transaction, by issuing 3,334 shares of Series C preferred stock to the selling stockholder, as well as a warrant exercisable for 52,642,105 shares of common stock. On July 10, 2015, the remaining holders of our Series B preferred stock not already party to the agreement were joined as parties, and will purchase an additional 432 shares of Series C preferred stock and receive additional warrants to purchase 6,821,053 shares of our common stock, all on the same terms as the original parties to the agreement. In connection with the private placement, we entered into a registration rights agreement pursuant to which we have certain contractual obligations to register the shares of common stock issuable upon conversion of, or payments of dividends on, the Series C preferred stock and the exercise of the warrants. The second closing is contingent upon, among other things, approval by our stockholders of an amendment to our certificate of incorporation increasing the amount of authorized common stock available for issuance. At the second closing, investors holding shares of Series B preferred stock or promissory notes previously issued by us will be entitled to exchange those shares or outstanding promissory notes, in lieu of making a cash payment, on a dollar-for-dollar basis, on the same terms as each other investor. We expect to receive $1,500,000 in gross cash proceeds in the second closing.

On June 29, 2015, we entered into the latest of a series of amendment agreements with Tonaquint, Inc. (dated March 10, 2015, May 4, 2015, June 1, 2015, and June 16, 2015, in addition to June 29, 2015), pursuant to each of which the terms of the secured promissory note issued to Tonaquint on September 10, 2014 were amended to, among other things, extend the date upon which the balance of the note is due, ultimately to August 31, 2016. During the extension, interest on the note has been accruing, and will continue to accrue, at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. Pursuant to the amendments, we have granted Tonaquint the right to convert up to $450,000 in outstanding balance into shares of our common stock, which limit will increase by $75,000 monthly beginning August 2015, at a conversion price per share equal to the lower of (1) $0.25 and (2) 75% of the lowest daily volume weighted average price per share of our common stock during the five business days prior to conversion. If the conversion price at the time of any conversion request would be lower than $0.15 per share, we have the option of delivering the conversion amount in cash in lieu of shares of our common stock.

On June 25 and 26, 2015, we entered into various agreements with holders of the warrants originally issued in December 2014, pursuant to which each holder separately agreed to exchange its warrant for two new warrants that, unlike the original warrant, do not contain any price- or share-reset provisions. Each new warrant is exercisable for the same number of shares of our common stock as the original warrant, at any time beginning December 2, 2015 and ending December 2, 2020. The exercise price of the first new warrant is $0.09 per share and the second new warrant is $0.11 per share but, aside from the exercise price, the new warrants are identical in terms to each other. As additional consideration, we agreed to issue an aggregate of approximately 3.1 million shares of our common stock to the holders, pro rata based on the amount of shares underlying their original warrants. The holders further agreed to amend to the securities purchase agreement, dated December 2, 2014, that governed (among other things) the issuance of the original warrants. Effective June 26, 2015, the amendment removed the provisions in the securities purchase agreement prohibiting us from entering into “variable-rate transactions” or undertaking a reverse or forward stock split or reclassification of our common stock without the consent of the holders.

In connection with the agreement with one of the holders, Magna, on June 25, 2015 we also agreed to exchange an outstanding senior convertible note held by Magna for a new note, in stated principal amount equal to the then-outstanding principal on the original note. The new note had the same terms as the original note, except that, among other things, Magna was temporarily prohibited from converting any of the balance into shares of our common stock. At June 30, 2015, the remaining balance on this note was approximately $308,000, and we repaid the outstanding balance in full on July 1, 2015.

Effective June 19, 2015, we amended the Series B designations governing our Series B preferred stock to provide that our board of directors may designate an issuance of our common stock (or security exercisable for or convertible into common stock) as an “excepted issuance” that, as a result of such designation, would be exempt from the “lower price issuance” anti-dilution provisions of the Series B preferred stock. Prior to the amendment, our board did not have this authority. In order to secure the consent to the amendment of the holders of the Series B preferred stock, effective June 19, 2015 we agreed with each Series B holder to reduce the exercise price on certain “Tranche A” and “Tranche B” warrants, originally issued to the Series B holders on May 21, 2013. We reduced the “Tranche A” warrant exercise price per share from $1.08 to $0.10455, and the “Tranche B” warrant exercise price per share from $0.10455 to $0.09. We further agreed to grant the Series B holders the right to participate in our next capital-raising transaction by exchanging their shares of Series B preferred stock for the securities to be offered in any such transaction. Separately, we informed all other holders of outstanding “Tranche A” and “Tranche B” warrants that we had lowered the exercise prices per share for those warrants to $0.10455 and $0.09, respectively.

On April 15, 2015, we announced that we had completed the sale of 4.0 million shares of our common stock and warrants to purchase an additional 2.0 million shares, for an aggregate purchase price of $720,000, in a private placement to accredited investors. In conjunction with the investment, we signed a letter of intent with the investors to negotiate the exclusive distribution rights for LuViva in China.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2015. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2015 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

4.1	Form of Warrant (Public Offering Warrants Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.2	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
10.1	Amendment #2, dated May 4, 2015, by and between the Company and Tonaquint (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
10.2	Amendment #3, dated June 1, 2015, by and between the Company and Tonaquint (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
10.3	Amendment #4, dated June 16, 2015, by and between the Company and Tonaquint (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
10.4	Amendment #5, dated June 29, 2015, by and between the Company and Tonaquint (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
10.5	Amendment to Securities Purchase Agreement, dated as of June 26 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed June 30, 2015)
10.6	Form of Letter Agreement (Exchange of Warrants) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 30, 2015)
10.7	Exchange Agreement, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed June 30, 2015)
10.8	Securities Purchase Agreement, dated June 29, 2015 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed June 30, 2015)
10.9	Registration Rights Agreement, dated June 29, 2015 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed June 30, 2015)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 13, 2015

