Form 10-Q
period 2015-09-30
GUIDED THERAPEUTICS INC
filed 2015-11-12
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2015

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

Yes [   ]  No [X]

As of October 30, 2015, the registrant had outstanding 163,741,755 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in Thousands)

ASSETS	September 30, 2015	December 31, 2014
CURRENT ASSETS:
Cash and cash equivalents	$172	$162
Accounts receivable, net of allowance for doubtful accounts of $63 and $76 at September 30, 2015 and December 31, 2014, respectively	219	338
Inventory, net of reserves of $97 and $144, at September 30, 2015 and December 31, 2014, respectively	912	1,180
Other current assets	979	99
Total current assets	2,282	1,779

Property and equipment, net	377	587
Other assets	108	101
Debt issuance costs, net	—	564
Total noncurrent assets	485	1,252

TOTAL ASSETS	$2,767	$3,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related parties	$784	$646
Note payable in default	129	—
Current portion of long-term debt	—	123
Short-term convertible note payable, net of discount	935	1,062
Accounts payable	1,466	1,733
Accrued liabilities	1,616	1,015
Deferred revenue	33	24
Total current liabilities	4,963	4,603

Warrants, at fair value	1,287	2,070
Long-term debt, net	—	40
Convertible note, net of discount	—	783
Total long-term liabilities	1,287	2,893

TOTAL LIABILITIES	6,250	7,496

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, zero and 1.2 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively. (Liquidation preference of zero and $1,200 at September 30, 2015 and December 31, 2014, respectively)	—	678
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 5.9 shares issued and outstanding as of September 30, 2015 and none authorized or issued and outstanding at December 31, 2014, respectively. (Liquidation preference of $5,894 at September 30, 2015 and none at December 31, 2014)	2,044	—
Common stock, $.001 Par value; 500,000 shares authorized, 143,681 and 96,889 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	143	97
Additional paid-in capital	114,537	107,952
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(120,075)	(113,060)

TOTAL STOCKHOLDERS’ DEFICIT	(3,483)	(4,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,767	$3,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
REVENUE:
Sales – devices and disposables	$94	$262	$323	$586
Cost of goods sold	230	260	544	723
Gross profit (loss)	(136)	2	(221)	(137)

Contract and grant revenue	8	22	33	52

COSTS AND EXPENSES:
Research and development	413	892	1,090	2,122
Sales and marketing	187	135	542	762
General and administrative	1,110	1,412	2,863	3,551
Total	1,710	2,439	4,495	6,435

Operating loss	(1,838)	(2,415)	(4,683)	(6,520)

OTHER INCOME AND (EXPENSES)

Other income	10	9	69	14
Changes in fair value of warrants	41	(195)	710	266
Interest expense	(404)	(371)	(1,240)	(445)

Other income and (expenses)	(353)	(557)	(461)	(165)

LOSS BEFORE INCOME TAXES	(2,191)	(2,972)	(5,144)	(6,685)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(2,191)	(2,972)	(5,144)	(6,685)

PREFERRED STOCK DIVIDENDS AND DEEMED DIVIDENDS	(545)	(39)	(1,871)	(128)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLERS	(2,736)	$(3,011)	$(7,015)	$(6,813)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
	$(0.02)	$(0.04)	$(0.06)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING	124,809	77,651	109,902	74,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,144)	$(6,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	32
Depreciation and amortization	990	359
Stock based compensation	802	852
Non- employee stock based compensation	400	—
Change in fair value of warrants	(710)	(301)
Changes in operating assets and liabilities:
Accounts receivable	119	(316)
Inventory	268	(11)
Other current assets	(497)	(330)
Other assets	(390)	184
Accounts payable	(267)	774
Deferred revenue	9	(4)
Accrued liabilities	830	639
Total adjustments	1,554	1,877
Net cash used in operating activities	(3,590)	(4,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(2)	(144)
Net cash used in investing activities	(2)	(144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants	3,115	—
Net proceeds from issuance of common stock and warrants	720	201
Proceeds from debt financing, net of issuance costs	415	4,571
Payments made on notes payable	(789)	(459)
Proceeds from options and warrants exercised	141	67
Net cash provided by financing activities	3,602	4,380

NET CHANGE IN CASH AND CASH EQUIVALENTS	10	(571)
CASH AND CASH EQUIVALENTS, beginning of year	162	613
CASH AND CASH EQUIVALENTS, end of period	$172	$42
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$76	$33

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on beneficial conversion feature of Series C preferred stock	$148	$—
Deemed dividend on price changes for Series B preferred stock warrants	$64	$—
Deemed dividend on December 2014 public offering warrants	$1,049	$—
Term changes on Series B preferred stock and December 2014 public offering warrants resulting in transfer to equity	$1,412	$—
Debt issuance cost paid via warrants	$—	$522
Issuance of common stock as debt repayment	$902	$—
Issuance of common stock as board compensation	$—	$355
Conversion of convertible debt into common stock	$—	$800
Conversion of accrued expenses into common stock	$—	$178
Repayment of deferred compensation via issuance of preferred stock	$100	$—
Dividends on preferred stock	$610	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2015, it had an accumulated deficit of approximately $120.0 million. Through September 30, 2015, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company may not be successful in growing sales for its products. Moreover, the Company may not obtain required regulatory clearances or approvals. The Company's products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company's products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least the end of 2015 as it continues to expend substantial resources to introduce its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern.  The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At September 30, 2015, the Company had negative working capital of approximately $2.7 million and the stockholders’ deficit was approximately $3.5 million, primarily due to recurring net losses from operations and deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from the sales of stock.

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

The Company had warrants exercisable for approximately 152.3 million shares of its common stock outstanding at September 30, 2015, with exercise prices of $0.0900 to $1.05 per share. Exercises of these warrants would generate a total of approximately $16.0 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the private sale of preferred stock or debt securities, public and private sales of common stock, and grants, if available.

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

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under the liability method, the Company recognizes deferred assets and liabilities based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be utilized against future taxable income. As of December 31, 2014, the Company had approximately $68.4 million of net operating loss (“NOL”) carry forward. There was no provision for income taxes at September 30, 2015. A full valuation allowance has been recorded related to any deferred tax assets created from the NOL.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At September 30, 2015 and December 31, 2014, our inventories were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$739	$884
Work in process	168	304
Finished goods	122	136
Inventory reserve	(117)	(144)
Total	$912	$1,180

Other Current Assets

As of September 30, 2015, other current assets of $979 primarily consists of deposits on future inventory receipts of $382 and prepaid investor relations contract of $412, which is being amortized over one year. The remaining balance of $185 consists of various ordinary course business activities. As of December 31, 2014, other current assets consisted of various ordinary course business activities of $99.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Equipment	$1,391	$1,391
Software	740	737
Furniture and fixtures	124	124
Leasehold Improvement	180	180
	2,435	2,432
Less accumulated depreciation	(2,058)	(1,845)
Total	$377	$587

Other Assets

Other assets primarily consist of long-term deposits for various tooling projects that are being constructed for the Company. At September 30, 2015 and December 31, 2014, such balances were approximately $108,000 and $101,000, respectively.

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

The Company records its derivative activities at fair value, which consisted of warrants as of September 30, 2015. The fair value of the warrants was estimated using a Monte Carlo Simulation and or Binomial model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of September 30, 2015 and December 31, 2014:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Total
Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$1,287	$1,287

Total long-term liabilities at fair value	$—	$—	$1,287	$1,287
12

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Warrants issued in connection with the December 2014 public offering of common stock	$—	$—	$(587)	$(587)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(1,483)	(1,483)

Total long-term liabilities at fair value	$—	$—	$(2,070)	$(2,070)

The following is a summary of changes to Level 3 instruments during the nine months ended September 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	December 2014 Public Offering Warrants	Series B Warrants	Series C Warrants	Total

Balance, December 31, 2014	$(587)	$(1,483)	$—	$(2,070)

Warrants issued during the period	—	—	(1,349)	(1,349)
Change in fair value during the period	267	381	62	710
Transfer to equity as a result of changes to provisions	320	1,102	—	1,422

Balance, September 30, 2015	$—	$—	$(1,287)	$(1,287)

4. STOCKHOLDERS’ DEFICIT

Common Stock

At September 30, 2015 the Company had authorized 500 million shares of common stock with $0.001 par value, of which 143.6 million were issued and outstanding. For the year ended December 31, 2014, there were 195 million authorized shares of common stock, of which 96.9 million were issued and outstanding. On November 12, 2015, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock by 500 million shares, to 1 billion. See Note 10, “Subsequent Events”.

For the nine months ended September 30, 2015, the Company issued 46,791,644 shares of common stock as listed below:

New issuance - for cash	3,999,999
Preferred stock converted into common stock	25,280,399
Dividends	628,564
Options exercised	168,558
Issued for professional services	3,669,725
Warrants conversion	1,350,000
Loan re-structuring	2,670,408
Repayment of loan	9,023,991
Total	46,791,644

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding, 3,000 shares of preferred stock as Series B Convertible Preferred Stock, of which none and 1,277 shares were issued and outstanding at September 30, 2015 and December 31, 2014, respectively; and 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 5,894 and 0 shares were issued and outstanding at September 30, 2015 and December 31, 2014, respectively.

Series B Convertible Preferred Stock

Pursuant to the terms of the Series B Preferred Stock set forth in the Series B designations, shares of Series B Preferred Stock were convertible into common stock by their holder at any time, and were mandatorily convertible upon the achievement of certain conditions, including the receipt of certain approvals from the U.S. Food and Drug Administration and the achievement by the Company of specified average trading prices and volumes for the common stock.

Holders of the Series B Preferred Stock were entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Accrued dividends totaled approximately $121,600 at September 25, 2015, the last day on which any shares of Series B Preferred Stock were outstanding. At September 30, 2015, this amount was recorded in accrued liabilities on the balance sheet. Each share of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible.

The Series B Preferred Stock was originally issued with Tranche A warrants to purchase 1,858,089 shares of common stock and Tranche B warrants purchasing 1,858,088 shares of common stock, both at an exercise price of $1.08 per share.

On June 30, 2015, as consideration for obtaining consents to an amendment to the Series B designations, the Company reduced the exercise price of the Tranche A warrants from $1.08 to $0.10455 per share, and the exercise price of the Tranche B warrants from $0.10455 to $0.09 per share. The change in exercise price of these warrants resulted in a deemed dividend totaling $72,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder.

At September 30, 2015, as a result of the operation of certain anti-dilution provisions, the Tranche B warrants were convertible into 17,557,468 shares of common stock. Prior to the June 2015 amendment to the Series B designations, the Company was required to account for the Tranche B warrants as a liability at fair value each reporting period. However, as a result of the June 2015 amendment, the Company transferred these warrants from a liability to equity.

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

On September 22, 2015, the remaining balance of 1,277 Series B Preferred shares issued and outstanding were converted into the Company’s Series C Preferred shares.  On that day, 1,702 shares of Series C  Preferred were issued to replace the Series B Preferred shares.  Furthermore, 28,973,684 warrants to purchase the Company’s common stock at $0.095 per share, were issued as part of the conversion.

Pursuant to the agreement, as of September 30, 2015, the Company had issued 5,894 shares of Series C preferred stock and warrants to purchase 108,984,210 shares of common stock at $0.095 per share for gross proceeds totaling $3,800,500. Total cash and non-cash expenses were valued at $685,500, resulting in net proceeds of $3,115,000.

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

The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable for or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. The Company has valued the warrants using a Binomial model and allocated $1,349,000 to the fair value of the warrants.

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

The Series C preferred stock is convertible at any time, at the option of the holder. In addition, if the market price of the common stock for each trading day for 20 of any 30 consecutive trading-day period exceeds 250% of the highest conversion price in effect during such period, the Company may force each holder to convert all or part of such holder’s shares into shares of common stock. Each share of Series C preferred stock is convertible into the number of shares of common stock equal to the quotient obtained by dividing (i) the sum of the stated value plus all accrued but unpaid dividends on such share, by (ii) the per share conversion price. The initial per share conversion price was $0.095, but it has and will automatically adjust downward to 80% of the then-current market price on each of the following dates: (1) five trading days after the effectiveness of a resale registration statement, (2) 20 trading days after the effectiveness of the registration statement and a second resale registration statement filed in connection with the second issuance of Series C preferred stock, (3) 15 trading days after any reverse stock split of the common stock, and (5) five trading days after any conversions of the Company’s outstanding convertible debt. The conversion price is subject to further adjustment under certain circumstances to protect the holders of Series C preferred stock from dilution relative to certain issuances of common stock, or securities convertible into or exercisable for shares of common stock. Subject to certain exceptions, if the Company issues shares of common stock, or such other securities, at a price per share less than the then-effective conversion price, the conversion price will be adjusted to equal such lower per share consideration.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended September 30, 2015:

Warrants (Underlying Shares)
Outstanding, January 1, 2015	29,796,072
Issuances	127,396,430
Canceled / Expired	(3,597,312)
Exercised	(1,350,000)
Issuable and Outstanding, September 30, 2015	152,224,978

The Company had the following shares reserved for the warrants as of September 30, 2015:

Warrants (Underlying Shares)		Exercise Price Per Share	Expiration Date
439,883	(1)	$0.6800	March 31, 2016
285,186	(2)	$1.0500	November 20, 2016
1,858,089	(3)	$0.1045	May 23, 2018
17,557,468	(3)	$0.0900	May 23, 2018
200,000	(4)	$0.5000	April 23, 2019
561,798	(4)	$0.4500	May 22, 2019
184,211	(5)	$0.3800	September 10, 2019
325,521	(6)	$0.4601	September 27, 2019
755,344	(7)	$0.2812	December 02, 2019
8,392,707	(8)	$0.0900	December 02, 2020
8,392,707	(8)	$0.1100	December 02, 2020
2,000,000	(9)	$0.2550	March 30, 2018
1,754,737	(10)	$0.1188	June 29, 2020
52,642,105	(11)	$0.0950	June 29, 2020
27,368,421	(12)	$0.0950	September 04, 2020
28,973,684	(13)	$0.0950	September 21, 2020
526,316	(14)	$0.0950	September 04,2020

(1)	Issued in February 2014 as part of a buy-back of a minority interest in Interscan in December 2012.
(2)	Issued as part of a November 2011 private placement.
(3)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(4)	Issued to a placement agent in conjunction with an April 2014 private placement.
(5)	Issued to a placement agent in conjunction with a September 2014 private placement.
(6)	Issued as part of a September 2014 Regulation S offering.
(7)	Issued to a placement agent in conjunction with a 2014 public offering.
(8)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(9)	Issued as part of a March 2015 private placement.
(10)	Issued to a placement agent in conjunction with a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in our corporate structure. The warrants identified in footnote (3) to the table and having an exercise price of $0.0900 per share, as well as the warrants identified in footnotes (11) – (13) to the table, also contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable for or convertible into shares of common stock, at prices below the exercise price of such warrants.

The warrants identified in footnote (3) to the table and having an exercise price of $0.0900 per share are subject to a mandatory exercise provision. Subject to certain limitations, we may require exercise of these warrants at any time following (a) the date that is the 30th day after the later of our receipt of an approvable letter from the FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1.30 with an average daily trading volume during such 20 consecutive trading days of at least 25,000 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date we deliver a notice demanding exercise is at least $1.62 and the average daily trading volume of the common stock exceeds 25,000 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire.

The warrants identified in footnote (7) to the table are also subject to a mandatory exercise provision. This provision permits us, subject to certain limitations, to require the exercise of such warrants should the average trading price of our common stock over any 30 consecutive day trading period exceed $0.9216. The warrants identified in note (9) to the table are also subject to a mandatory exercise provision. In the event that the trading price of our common stock is at least two times the initial warrant exercise price for any 20-day trading period, we will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Further, in the event that the trading price of our common stock is at least 2.5 times the initial warrant exercise price for any 20-day trading period, we will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Any warrants not exercised within the prescribed time periods will be canceled to the extent of the number of shares subject to mandatory exercise.

During the quarter ended September 30, 2015, the Company issued warrants to purchase 48,555,483 shares of common stock at an exercise price of $0.09 per share and warrants to purchase 8,392,707 shares of common stock at an exercise price of $0.11 per share in exchange for existing outstanding warrants to purchase 8,392,707 shares of common stock with an exercise price of $0.225 per share. These warrants are identified in footnote (8) to the table. This exchange resulted in a deemed dividend totaling $1,042,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder. In addition, the new warrants removed the provision requiring an adjusted exercise price in the event of the Company receiving certain future FDA correspondence. As a result of the June 2015 exchange, the Company transferred these warrants from a liability to equity.

5. STOCK OPTIONS

Under the Company’s 1995 Stock Plan (the “Plan”), as of September 30, 2015, a total of 10,852,037 shares of common stock were subject to outstanding options and 2,403,182 shares remained available for issuance. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. For the three and nine months ended September 30, 2015, approximately $210,000 and $592,000, respectively, was recorded in employee option expenses.

A summary of the Company’s activity under the Plan as of September 30, 2015 and changes during the nine months then ended is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual (years)
Outstanding, January 1, 2015	6,940,395	$0.66	6.97
Granted	4,214,000	0.11
Exercised / Expired	(302,358)	0.60
Outstanding, September 30, 2015	10,852,037	$0.45	6.71

Vested and exercisable, September 30, 2015	9,123,067	$0.48	6.24

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

As of September 30, 2015 and December 31, 2014, there was no accrual recorded for any potential losses related to pending litigation.

7. NOTES PAYABLE

Short Term Notes Payable

At September 30, 2015 and December 31, 2014, the Company maintained notes payable and accrued interest to related parties totaling $662,000 and $609,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 0% and 10%.

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

At September 30, 2015, the Company maintained a note payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $172,000. These notes are 10 month straight-line amortizing loans dated June 24, 2014. The notes carry annual interest of 4.6%. The balance due to on the Premium Assignment note was approximately $122,000 at September 30, 2015.

Note Payable in Default

At September 30, 2015, the Company maintained a note payable totaling approximately $129,000 of principal and accrued interest. The note accrues interest at 9% with a 16% default rate, requires monthly payments of $10,000, and matures November 2015. As of September 30, 2015 the note is accruing interest at the default rate. As of December 31, 2014 the balance was $163,000 and was not in default.

Short Term Convertible Note Payable

On September 10, 2014, the Company sold a secured promissory note to Tonaquint, Inc., with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, and June 29, 2015, the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. Pursuant to the terms of the amended note, as of September 30, 2015 Tonaquint could convert up to $935,300 in outstanding balance into shares of common stock, which limit increases by $75,000 monthly, at a conversion price per share equal to the lower of (1) $0.25 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $0.15, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. As of September 30, 2015, Tonaquint had converted $539,542 in outstanding principal and accrued interest into 9,023,991 shares of common stock. The Company paid Tonaquint a total of $65,000 in loan modification fees. At September 30, 2015, the balance on the note was approximately $935,300. The original issue discount of $560,000 was fully amortized as of June 30, 2015.

8. CONVERIBLE DEBT

On April 23, 2014, the Company entered into a securities purchase agreement with Magna Equities II, LLC (formerly Hanover Holdings I, LLC), an affiliate of Magna Group (“Magna”), pursuant to which the Company sold Magna a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, on May 23, 2014 Magna purchased an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million. As of September 30, 2015 and December 31, 2014, the outstanding balance was zero and $783,000, respectively. As of July 1, 2015, the notes were repaid in full.

Subject to certain limitations, the notes were convertible at any time, in whole or in part, at Magna’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.55 per share and a 25% discount from the lowest daily volume-weighted average price of the Company’s common stock in the five trading days prior to conversion.

The Company paid to Magna a commitment fee for entering into the purchase agreement in the form of 321,820 shares of common stock. The Company also paid $50,000 of attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred on the Senior Convertible Note was approximately $844,000. This amount was being amortized over 18 months. Total amortization expense for the three and nine months ended September 30, 2015 was approximately $234,500 and $516,000, respectively

In connection with the sale of the convertible notes, the Company issued its placement agent warrants exercisable for 200,000 shares of common stock at $0.50 per share with an expiration date of April 23, 2019, and warrants exercisable for 561,798 shares of common stock at $0.45 per share with an expiration date of May 22, 2019.

As of September 30, 2015, the Company had issued a total of 25,280,399 shares of common stock in conjunction with conversions of the convertible notes.

9. LOSS PER COMMON SHARE

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

10.   SUBSEQUENT EVENTS

On November 11, 2015, the Company held a special meeting of stockholders at its office in Norcross, Georgia. At the special meeting the Company’s stockholders approved an amendment to its certificate of incorporation to (i) increase the number of authorized shares of the Company’s common stock to a total of 1,000,000,000 shares and (ii) to allow the Company’s board of directors to effect a reverse stock split at any time prior to November 11, 2018, in a ratio ranging from 1-for-10 to 1-for-100, of all issued and outstanding shares of the Company’s common stock. On November 12, 2015, the Company amended its certificate of incorporation to increase the number of authorized shares of its common stock by 500,000,000 shares to 1,000,000,000.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception and, as of September 30, 2015, we have an accumulated deficit of about $120.0 million. Through September 30, 2015, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, we may not obtain required regulatory clearances or approvals. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2015 as we continue to expend substantial resources to introduce LuViva, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance organizations and conduct further research and development.

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

RECENT DEVELOPMENTS

On November 11, 2015, we held a special meeting of stockholders at our office in Norcross, Georgia. At the special meeting our stockholders approved an amendment to our certificate of incorporation to (i) increase the number of authorized shares of the our common stock to a total of one billion shares and (ii) to allow the our board of directors to effect a reverse stock split, in a ratio ranging from 1-for-10 to 1-for-100, of all issued and outstanding shares of our common stock, at any time prior to November 11, 2018. Shortly after the meeting, we filed the amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to one billion.

On November 5, 2015, we announced that the FDA set a new meeting date of November 30, 2015, to review our plan to submit an approvable application for LuViva®.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Sales Revenue, Cost of Goods Sold and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended September 30, 2015 was approximately $94,000. Related costs of goods sold were approximately $230,000, which resulted in a gross loss for the device and disposables of approximately $136,000. For the same period last year, sales revenue from the sale of LuViva devices and disposables was approximately $262,000 and related costs of goods sold were approximately $260,000, which resulted in a gross profit on the device and disposables of approximately $2,000.

Contract Revenue:  Contract revenue decreased to approximately $8,000 for the quarter ended September 30, 2015, from approximately $22,000 for the same period in 2014.

Research and Development Expenses:  Research and development expenses decreased to approximately $413,000 for the three months ended September 30, 2015, compared to $892,000 for the same period in 2014.  The decrease, of approximately $479,000, was primarily due to a shift of resources toward marketing and production.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $187,000 during the three months ended September 30, 2015, compared to $135,000 for the same period in 2014. The increase was primarily due to expenses related to promoting LuViva, at key international events.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $1.1 million during the three months ended September 30, 2015, compared to approximately $1.4 million for the same period in 2014.  The decrease, of approximately $302,000 or 21.4%, is primarily related to the Company wide expense reduction program.

Other Income: Other income for the three months ended September 30, 2015, was approximately $10,000, compared to other income of approximately $9,000 for the three months ended September 30, 2014.

Change in Fair Value of Warrants Expense: Change in fair value of warrants was a recovery of approximately $41,000, for this quarter ended, September 30, 2015, due to reclassification of some derivatives from debt to equity; as compared to approximately $195,000 expense for the same period in 2014.

Interest Expense:  Interest expense increased to approximately $404,000 for the three months ended September 30, 2015, as compared to approximately $371,000 for the same period in 2014, primarily due to higher principal amounts of outstanding indebtedness for the quarter ended September 30, 2015.

Net loss was approximately $2.2 million during the three months ended September 30, 2015, compared to $3.0 million for the same period in 2014, for the reasons outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the nine months ended September 30, 2015 was approximately $323,000. Related costs of sales and net realizable value expenses and variances adjustments were approximately $544,000, which resulted in a gross loss on the device and disposables of approximately $221,000. Sales revenue from the sale of LuViva devices and disposables for the nine months ended September 30, 2014, was approximately $586,000. Related costs of sales were approximately $723,000, which resulted in a gross loss on the device and disposables of approximately $137,000.

Contract and Grant Revenue:  Contract and grant revenue decreased to approximately $33,000 for the nine months ended September 30, 2015, from approximately $52,000 for the same period in 2014. Contract and grant revenue was lower for the current period due primarily to lower royalty receipts in the nine months then ended as compared to the same period in 2014.

Research and Development Expenses:  Research and development expenses decreased to approximately $1.1 million for the nine months ended September 30, 2015, compared to $2.1 million for the same period in 2014.  The decrease, of approximately $1.0 million, was primarily due to a decrease in expenses associated with our esophageal cancer technology and our ongoing shift toward production of LuViva devices.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $542,000 during the nine months ended September 30, 2015, compared to $762,000 for the same period in 2014. The decrease was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $2.9 million during the nine months ended September 30, 2015, compared to approximately $3.6 million for the same period in 2014.  The decrease of approximately $688,000, or 19.4%, is primarily related to lower payroll expense incurred during the same period, as well as the ongoing Company-wide expense reduction program.

Other Income: Other income for the nine months ended September 30, 2015, was approximately $69,000, compared to other income of approximately $14,000 for the nine months ended September 30, 2014.

Change in Fair Value of Warrants Expense: Change in fair value of warrants was a recovery of approximately $690,000 for the nine months ended September 30, 2015, due to reclassification of some derivatives from debt to equity, as compared to approximately $266,000 for the same period in 2014.

Interest Expense:  Interest expense increased to approximately $1.2 million for the nine months ended September 30, 2015, as compared to approximately $445,000 for the same period in 2014, primarily due to amortization of debt discount and debt issuance costs.

Net loss was approximately $5.1 million during the nine months ended September 30, 2015, compared to $6.7 million for the same period in 2014, for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At September 30, 2015, we had cash of approximately $172,000 and negative working capital of approximately $2.7 million.

Our major cash flows in the nine months ended September 30, 2015, consisted of cash out-flows of approximately $3.8 million from operations, including approximately $5.1 million of net loss, cash outflow of approximately $2,000 from investing activities and cash proceeds from financing activities of $3.6, which primarily represents the proceeds received from the sales of privately placed securities.

In connection with a private placement to accredited investors of our Series C preferred stock, during the third quarter of 2015 we issued 3,569 shares of Series C preferred stock and warrants exercisable for 56,868,421 shares of common stock, for gross cash proceeds of $1.3 million and the cancelation of all remaining outstanding shares of our Series B preferred stock.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2015. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans. For additional information please refer to Part II, Item 1A, “Risk Factors,” contained herein.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2015. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2015 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition.

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2014 “our “2014 Annual Report”, for information regarding factors that could affect our results of operations, financial condition and liquidity. There have been no material changes to the information set forth in Part I. Item 1A. “Risk Factors” in our 2014 Annual Report, except for the risk factors set forth below:

Although we will be required to raise additional funds during the fourth quarter of 2015, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Certain provisions of our certificate of incorporation that authorize the issuance of additional shares of preferred stock may make it more difficult for a third party to effect a change in control.

Our certificate of incorporation authorizes our board of directors to issue up to 5 million shares of preferred stock. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 2.  UNREGISTERRED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended through November 13, 2015
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 12, 2015

