Form 10-Q/A
period 2015-09-30
GUIDED THERAPEUTICS INC
filed 2015-12-17
CIK 924515

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission on November 12, 2015, is to correct an error on the cover page of the Original Filing. We originally erroneously indicated by check mark that we had not filled all reports as required by the SEC within the past 12 months, and we are filing this amendment to check the box for yes instead.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by our principal executive officer/principal financial officer as exhibits to this Amendment No. 1.

This Amendment No. 1 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.
/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	December 17, 2015

2