Form 10-K
period 2015-12-31
GUIDED THERAPEUTICS INC
filed 2016-03-15
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ X ] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $12,797,304 as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). As of March 7, 2016, the registrant had 3,153,191 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

1

PART I

Item 1. Business

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the sales and marketing of our LuViva® Advanced Cervical Scan non-invasive cervical cancer detection device. The underlying technology of LuViva primarily relates to the use of biophotonics for the non-invasive detection of cancers. LuViva is designed to identify cervical cancers and precancers painlessly, non-invasively and at the point of care by scanning the cervix with light, then analyzing the reflected and fluorescent light.

LuViva provides a less invasive and painless alternative to conventional tests for cervical cancer screening and detection. Additionally, LuViva improves patient well-being not only because it eliminates pain, but also because it is convenient to use and provides rapid results at the point of care. We focus on two primary applications for LuViva: first, as a cancer screening tool in the developing world, where infrastructure to support traditional cancer-screening methods is limited or non-existent, and second, as a triage following traditional screening in the developed world, where a high number of false positive results cause a high rate of unnecessary and ultimately costly follow-up tests.

Screening for cervical cancer represents one of the most significant demands on the practice of diagnostic medicine. As cervical cancer is linked to a sexually transmitted disease—the human pampillomavirus (HPV)—every woman essentially becomes “at risk” for cervical cancer simply after becoming sexually active. In the developing world there are approximately 2.0 billion women aged 15 and older who are potentially eligible for screening with LuViva. Guidelines for screening intervals vary across the world, but U.S. guidelines call for screening every three years. Traditionally, the Pap smear screening test, or Pap test, is the primary cervical cancer screening methodology in the developed world. However, in developing countries, cancer screening using Pap tests is expensive and requires infrastructure and skill not currently existing, and not likely to be developed in the near future, in these countries.

We believe LuViva is the answer to the developing world’s cervical cancer screening needs. Screening for cervical cancer in the developing world often requires working directly with foreign governments or non-governmental agencies (NGOs). By partnering with governments or NGOs, we are able to provide immediate access to cervical cancer detection to large segments of a nation’s population as part of national or regional governmental healthcare programs, eliminating the need to develop expensive and resource-intensive infrastructures.

In the developed world, we believe LuViva offers a more accurate and ultimately cost-effective triage medical device, to be used once a traditional Pap test indicates the possibility of cervical cancer. Due to the high number of false positive results from Pap tests, traditional follow-on tests entail increased medical treatment costs. We believe these costs can be minimized by utilizing LuViva as a triage to determine whether follow-on tests are actually warranted.

We believe our non-invasive cervical cancer detection technology can be applied to the early detection of other cancers as well. In 2013, we announced a license agreement with Konica Minolta, Inc. allowing us to manufacture and develop a non-invasive esophageal cancer detection product from Konica Minolta based on our biophotonic technology platform. Early market analyses of our biophotonic technology indicated that skin cancer detection was also promising, but currently we are focused primarily on the large-scale commercialization of LuViva.

The Need for LuViva

Cancer is a group of many related diseases. All forms of cancer involve the out-of-control growth and spread of abnormal cells. Normal cells grow, divide, and die in an orderly fashion. Cancer cells, however, continue to grow and divide and can spread to other parts of the body. In America, half of all men and one-third of all women will develop some form of cancer during their lifetimes. According to the American Cancer Society, the sooner a cancer is found and treatment begins, the better a patient’s chances are of being cured. We began investigating the applications of our biophotonic technology to cancer detection before 1997, when we initiated a preliminary market analysis. We concluded that our biophotonic technology had applications for the detection of a variety of cancers through the exposure of tissue to light. We selected detection of cervical cancer and skin cancer from a list of the ten most promising applications to pursue initially, and ultimately focused primarily on our LuViva cervical cancer detection device.

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

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 530,000 new cases in 2012. For women living in less developed regions, however, cervical cancer is the second most common cancer, with an estimated 445,000 new cases in 2012 (84% of the new cases worldwide). In 2012, approximately 270 000 women died from cervical cancer; more than 85% of these deaths occurring in low- and middle-income countries.

As noted by the WHO, in developed countries, programs are in places that enable women to get screened, making most pre-cancerous lesions identifiable at stages when they can easily be treated. Early treatment prevents up to 80% of cervical cancers in these countries. In developing countries, however, limited access to effective screening means that the disease is often not identified until it is further advanced and symptoms develop. In addition, prospects for treatment of such late-stage disease may be poor, resulting in a higher rate of death from cervical cancer in these countries.

We believe that the greatest need and market opportunity for LuViva lies in screening for cervical cancer in developing countries where the infrastructure for traditional screening may be limited or non-existent.

We are actively working with distributors in the following countries to implement government-sponsored screening programs: Turkey, Bangladesh, Indonesia, Kenya and Nigeria. The number of screening candidates in those countries is approximately 246 million and represents 3 of the 10 most populous countries in the world.

The Developed World

The Pap test, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Since the introduction of screening and diagnostic methods, the number of cervical cancer deaths in the developed world has declined dramatically, due mainly to the increased use of the Pap test. However, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for Health Care Policy and Research published in 1999 showed Pap test performance ranging from a 22%-95% sensitivity and 78%-10% specificity, although new technologies improving the sensitivity and specificity of the Pap test have recently been introduced and are finding acceptance in the marketplace. About 60 million Pap tests are given annually in the United States, at an average price of approximately $26 per test.

After a Pap test returns a positive result for cervical cancer, accepted protocol calls for a visual examination of the cervix using a colposcope, usually followed by a biopsy, or tissue sampling, at one or more locations in the cervix. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the United States and Europe. In 2003, the average cost of a stand-alone colposcope examination in the United States was $185 and the average cost of a colposcopy with biopsy was $277.

Given this landscape, we believe that there is a material need and market opportunity for LuViva as a triage device in the developed world where LuViva represents a more cost-effective method of verifying a positive Pap test than the alternatives.

The LuViva Advanced Cervical Scan

LuViva is designed to identify cervical cancers and precancers painlessly, non-invasively and at the point of care by scanning the cervix with light, then analyzing the light reflected from the cervix. The information presented by the light would be used to indicate the likelihood of cervical cancer or precancers. Our product, in addition to detecting the structural changes attributed to cervical cancer, is also designed to detect the biochemical changes that precede the development of visual lesions. In this way, cervical cancer may be detected earlier in its development, which should increase the chances of effective treatment. In addition to the device itself, operation of LuViva requires employment of our single-use, disposable calibration and alignment cervical guide.

To date, thousands of women in multiple international clinical settings have been tested with LuViva. As a result, more than 25 papers and presentations have been published regarding LuViva in a clinical setting, the most recent being presented at the International Federation of Gynaecology and Obstetrics Congress in 2015.

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have formal distribution agreements in place covering 54 countries and plan on adding additional countries in 2016.

We have regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya and the Singapore Health Sciences Authority. We currently are seeking regulatory approval to market LuViva in the United States, but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of March 7, 2016, we have sold 93 LuViva devices and approximately 35,000 single-use-disposable cervical guides to international distributors.

We believe our non-invasive cervical cancer detection technology can be applied to the early detection of other cancers as well. From 2008 to early 2013, we worked with Konica Minolta to explore the feasibility of adapting our microporation and biophotonic cancer detection technology to other areas of medicine and to determine potential markets for these products in anticipation of a development agreement. In February 2013, we replaced our existing agreements with Konica Minolta with a new agreement, pursuant to which, subject to the payment of a nominal license fee due upon FDA approval, Konica Minolta has granted us a five-year, world-wide, non-transferable and non-exclusive right and license to manufacture and to develop a non-invasive esophageal cancer detection product from Konica Minolta and based on our biophotonic technology platform. The license permits us to use certain related intellectual property of Konica Minolta. In return for the license, we have agreed to pay Konica Minolta a royalty for each licensed product we sell. We continue to seek new collaborative partners to further develop our biophotonic technology.

Manufacturing, Sales Marketing and Distribution

We manufacture LuViva at our Norcross, Georgia facility. Most of the components of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products.

We rely on distributors to sell our products. Distributors can be country exclusive or cover multiple countries in a region. We manage these distributors, provide them marketing materials and train them to demonstrate and operate LuViva. We seek distributors that have experience in gynecology and in introducing new technology into their assigned territories.

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to increased sustained commercial levels. We will likely need to develop additional expertise in order to successfully manufacture, market, and distribute any future products.

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred about $7.0 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $1.5 million and $2.8 million in 2015 and 2014, respectively.

Since 2013, we have focused our research and development and our engineering resources almost exclusively on development of our biophotonic technology, with only limited support of other programs funded through government contracts or third party funding. Because our research and clinical development programs for other cancers are at a very early stage, substantial additional research and development and clinical trials will be necessary before we can produce commercial prototypes of other cancer detection products.

Several of the components used in LuViva are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products.

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. As of December 31, 2015, we have 24 granted U.S. patents relating to our biophotonic cancer detection technology and six pending U.S. patent applications. We also have three granted patents that apply to our interstitial fluid analysis system.

Competition

The medical device industry in general and the markets for cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of cervical cancer detection and prevention products.

Current cervical cancer screening and diagnostic tests, primarily the Pap test, HPV test, and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as Spectrascience, which has a very limited FDA approval to market its device for detection of cervical cancers, but has not yet entered the market. The approval limits use of the Spectrascience device only after a colposcopy, as an adjunct. In addition to the Spectrascience device, there are other technologies that are seeking to enter the market as adjuncts to colposcopy, including devices from Dysis and Zedco. While these technologies are not direct competitors to LuViva, modifications to them or other new technologies will require us to develop devices that are more accurate, easier to use or less costly to administer so that our products have a competitive advantage.

In April 2014, the FDA approved the use of the Roche cobas HPV test as a primary screener for cervical cancer. Using a sample of cervical cells, the cobas HPV test detects DNA from 14 high-risk HPV types. The test specifically identifies HPV 16 and HPV 18, while concurrently detecting 12 other types of high-risk HPVs. This could make HPV testing a competitor to the Pap test. However, due to its lower specificity, we believe that screening with HPV will increase the number of false positive results if widely adopted.

In June 2006, the FDA approved the HPV vaccine Gardasil from drug maker Merck. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap tests. On October 16, 2009, GlaxoSmithKline PLC was granted approval in the United States for a similar preventive HPV vaccine, known as Cervarix. Due to the limited availability and lack of 100% protection against all potentially cancer-causing strains of HPV, we believe that the vaccines will have a limited impact on the cervical cancer screening and diagnostic market for many years.

Government Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We maintain ISO 13485:2003 certification, which since 2014 has allowed us to issue our Edition 3 CE Mark and sell LuViva in the European Union and other markets.

Distributors of medical devices may also be required to comply with other foreign regulatory agencies, and we or our distributors currently have marketing approval for LuViva from Health Canada, COFEPRIS in Mexico, the Ministry of Health in Kenya, and the Singapore Health Sciences Authority. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the United States, and requirements for those approvals may differ from those required by the FDA.

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to premarket approval (PMA). A legally marketed device is a device that (1) was legally marketed prior to May 28, 1976, (2) has been reclassified from Class III to Class II or I, or (3) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by us without additional 510(k) Submissions.

The second process requires that an application for premarket approval (PMA) be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices, including LuViva. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, investigational device exemption (IDE) regulations must be complied with in connection with any human clinical investigation of the device in the United States. Second, the FDA must review the PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

We completed enrollment in our FDA pivotal trial of LuViva in 2008 and on November 18, 2010, the FDA accepted our completed PMA application, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the FDA had inspected two clinical trial sites as part of its review process and raised no formal compliance issues. On January 20, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the FDA. On November 14, 2012 we filed an amended PMA with the FDA. On September 6, 2013, we received a letter from the FDA with additional questions and met with the FDA on May 8, 2014 to discuss our response. On July 25, 2014, we announced that we had responded to the FDA’s most recent questions

We received a “not-approvable” letter from the FDA on May 15, 2015. We had a follow up meeting with the FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for FDA review so that additional studies can be completed. These studies will not be completed in 2016. We remain committed to obtaining FDA approval, but we are focused on international sales growth, where we believe the commercial opportunities are larger and the clinical need is more significant.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we sell, or expect to sell, our products and may delay the marketing and sale of our products. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that our products will be approved on a timely basis in any particular jurisdiction, if at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to a variety of other controls that affect our business. Labeling and promotional activities are subject to scrutiny by the FDA and, in some instances, by the U.S. Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved users. We are also subject, as are our products, to a variety of state and local laws and regulations in those states and localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those regions. Manufacturers are also subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with these laws and regulations now or in the future. These laws or regulations may have a material adverse effect on our ability to do business.

We will be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

Employees and Consultants

As of December 31, 2015, we had 24 regular employees and 2 Consultants to provide services to us on a full- or part-time basis. Of the 26 people employed or engaged by us, 15 are engaged in engineering, manufacturing and development, 3 are engaged in sales and marketing activities, 1 is engaged in clinical testing and regulatory affairs, 2 are engaged in research and development activities, and 5 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Corporate History

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Our principal executive and operations facility is located at 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092, and our telephone number is (770) 242-8723.

Item 1A. Risk Factors

In addition to the other information in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us.

Although we will be required to raise additional funds during the second quarter of 2016, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2015, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $122.6 million at December 31, 2015, summarized as follows:

Accumulated deficit, from inception to 12/31/2013	$103.0 million
Preferred dividends	$0.2 million
Net Loss for fiscal year 2014, ended 12/31/14	$9.9 million
Accumulated deficit, from inception to 12/31/14	$113.1 million
Preferred dividends and deemed dividends	$2.6 million
Net Loss for fiscal year 2015, ended 12/31/15	$6.9 million
Accumulated deficit, from inception to 12/31/15	$122.6 million

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

We will require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically financed our operations though the public and private sale of debt and equity, funding from collaborative arrangements, and grants. We believe funds on hand as of date of this report, along with revenues from the sale of our products, will be sufficient to support planned operations through the second quarter of 2016. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of our business plan. To the extent we cannot obtain additional funding, our ability to continue to manufacture and sell our current products, or develop and introduce new products to market, will be limited. Further, financing our operations through the public or private sale of debt or equity may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations. Financing our operations through collaborative arrangements generally means that the obligations of the collaborative partner to fund our expenditures are largely discretionary and depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to obtain an acceptable collaboration partner, and even if we do, we may not be able to meet these milestones, or the collaborative partner may not continue to fund our expenditures.

We do not have a long operating history, especially in the cancer detection field, which makes it difficult to evaluate our business.

Although we have been in existence since 1992, we have only recently begun to commercialize our cervical cancer detection technology. Because limited historical information is available on our revenue trends and manufacturing costs, it is difficult to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and a high failure rate.

We have a history of losses, and we expect losses to continue.

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $122.6 million at December 31, 2015.

Our ability to sell our products is controlled by government regulations, and we may not be able to obtain any necessary clearances or approvals.

The design, manufacturing, labeling, distribution and marketing of medical device products are subject to extensive and rigorous government regulation in most of the markets in which we sell, or plan to sell, our products, which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products in those markets.

In foreign countries, including European countries, we are subject to government regulation, which could delay or prevent our ability to sell our products in those jurisdictions.

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

In the United States, we are subject to regulation by the FDA, which could prevent our ability to sell our products domestically.

In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. We cannot be sure that:

•	we, or any collaborative partner, will make timely filings with the FDA;
•	the FDA will act favorably or quickly on these submissions;
•	we will not be required to submit additional information or perform additional clinical studies; or
•	we will not face other significant difficulties and costs necessary to obtain FDA clearance or approval.

It can take several years from initial filing of a PMA application and require the submission of extensive supporting data and clinical information. The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products domestically. Further, if we wish to modify a product after FDA approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies, could result in a significant delay in bringing our products to market domestically and require substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA could hinder our ability to effectively market our products domestically. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

Even if we obtain clearance or approval to sell our products, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance.

We, as well as any potential collaborative partners, will be required to adhere to applicable regulations in the markets in which we operate and sell our products, regarding good manufacturing practice, which include testing, control, and documentation requirements. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced applicable regulatory agencies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

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

As of December 31, 2015, we have been issued, or have rights to, 24 U.S. patents (including those under license). In addition, we have filed for, or have rights to, six U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

We have limited manufacturing experience, which could limit our growth.

We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. In the past, we have had substantial difficulties in establishing and maintaining manufacturing for our products and those difficulties impacted our ability to increase sales. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

Since we rely on sole source suppliers for several of the components used in our products, any failure of those suppliers to perform would hurt our operations.

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

We have outstanding debt that is collateralized by a general security interest in all of our assets, including our intellectual property. If we were to default under the terms of the debt, the holders would have the right to foreclose on these assets.

At March 7, 2016, we had notes outstanding that are collateralized by a security interest in our current and future inventory and accounts receivable. We also currently have a note outstanding that is collateralized by a security interest in all of our assets, including our intellectual property. When the debt is repaid, the holders’ security interests on our assets will be extinguished. However, if an event of default occurs under the notes prior to their repayment, the holders may exercise their rights to foreclose on these secured assets for the payment of these obligations. Under “cross-default” provisions in each of the notes, an event of default under one note is automatically an event of default under the other notes. Any such default and resulting foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of about 12.89%, of our outstanding common stock as of March 7, 2016. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

Stockholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

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

If our stockholders (including those persons who may become stockholders upon conversion of outstanding convertible securities or exercise of outstanding warrants or options) sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.

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

The number of shares of our common stock issuable upon the conversion of our outstanding convertible securities is substantial.

As of March 7, 2016, we had outstanding $2.1 million in principal of secured notes, convertible into an aggregate of up to 7.6 million shares of our common stock, 5,220 shares of Series C preferred stock, convertible into an aggregate of up to19.2 million shares of common stock, warrants exercisable for an aggregate of up to 3.7 million shares of common stock, and options exercisable for an aggregate of up to 91,065 shares of common stock. Together, the shares of common stock issuable upon conversion or exercise of these securities totaled approximately 31 million shares. As of March 7, 2016 we have approximately 3.2 million shares issued and outstanding. Further, under the terms of our convertible notes and Series C preferred stock, as well as certain of our outstanding warrants, the conversion price or exercise price, as the case may be, could be adjusted downward (and with respect to certain of our outstanding warrants, the number of shares of common stock issuable upon exercise could be adjusted upward), causing substantial dilution. See “—Adjustments to the conversion price for certain of our convertible notes or our Series C preferred stock, and the exercise price for certain of our warrants (and number of shares issuable upon exercise of certain of our warrants) will dilute the ownership interests of our existing stockholders.”

Adjustments to the conversion price for certain of our convertible notes or our Series C preferred stock, and the exercise price for certain of our warrants (and number of shares issuable upon exercise of certain of our warrants) will dilute the ownership interests of our existing stockholders.

Under the terms of certain of our convertible notes, the conversion price fluctuates with the market price of our common stock. Accordingly, if the market price of our common stock decreases, the number of shares of our common stock issuable upon conversion of those convertible notes will increase, and may result in the issuance of a significant number of additional shares of our common stock upon conversion.

Under the terms of certain of our convertible notes, our Series C preferred stock and certain warrants, subject to certain exceptions, the conversion price or exercise price, as the case may be, will be lowered if we issue common stock at a per share price below the then conversion price or exercise price for those securities. Reductions in the conversion price or exercise price would result in the issuance of a significant number of additional shares of our common stock upon conversion or exercise of these securities, which would result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby. In addition, under the terms of certain of our outstanding warrants, when the exercise price is lowered, the number of shares of common stock issuable upon exercise is increased, resulting in further dilution of our common stock.

Certain provisions of our certificate of incorporation that authorize the issuance of additional shares of preferred stock may make it more difficult for a third party to effect a change in control.

Our certificate of incorporation authorizes our board of directors to issue up to 9.0 million shares of preferred stock. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

FORWARD LOOKING STATEMENTS

Statements in this report, which express “belief,” “anticipation” or “expectation,” as well as other statements that are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those identified in the foregoing “Risk Factors” and elsewhere in this report. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the effectiveness and ultimate market acceptance of our products;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at March 7, 2016 was 203. On February 24, 2016, we implemented a 1:100 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

The high and low sales prices for the calendar years 2015 and 2014, as reported by the OTCBB, are as set forth in the following table. All share prices reflect the 1:100 reverse stock split of our common stock.

	2015		2014
	High	Low	High	Low
First Quarter	$23.00	$14.00	$60.00	$46.00
Second Quarter	$25.00	$8.00	$60.00	$40.00
Third Quarter	$12.00	$5.00	$50.00	$31.00
Fourth Quarter	$6.00	$1.00	$34.00	$21.00

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

Securities authorized for issuance under equity compensation plans as of December 31, 2015 (post-stock split basis):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,935	$45.00	26,616
Equity compensation plans not approved by security holders	-	-	-
TOTAL	105,935	$45.00	26,616

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Overview

We are a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. Our primary focus is the sales and marketing of our LuViva® Advanced Cervical Scan non-invasive cervical cancer detection device. The underlying technology of LuViva primarily relates to the use of biophotonics for the non-invasive detection of cancers. LuViva is designed to identify cervical cancers and precancers painlessly, non-invasively and at the point of care by scanning the cervix with light, then analyzing the reflected and fluorescent light.

LuViva provides a less invasive and painless alternative to conventional tests for cervical cancer screening and detection. Additionally, LuViva improves patient well-being not only because it eliminates pain, but also because it is convenient to use and provides rapid results at the point of care. We focus on two primary applications for LuViva: first, as a cancer screening tool in the developing world, where infrastructure to support traditional cancer-screening methods is limited or non-existent, and second, as a triage following traditional screening in the developed world, where a high number of false positive results cause a high rate of unnecessary and ultimately costly follow-up tests.

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants.

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2015 we have an accumulated deficit of about $122.6 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2016 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2015 and 2014, the majority of our revenues were from the sale of LuViva devices and disposables, as well as some revenue from grants from the NIH and licensing agreement fees received. We expect that the majority of our revenue in 2016 will be derived from revenue from the sale of LuViva devices and disposables.

Recent Developments

Reverse Stock Split. On February 24, 2016, we implemented a 1:100 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

Secured Promissory Note. On February 11, 2016, we consented to an assignment of our outstanding secured promissory note to two accredited investors. In connection with the assignment, the holders waived an ongoing event of default under the notes related to our minimum market capitalization, and agreed to eliminate the requirement going forward. On March 7, 2016, we further amended the notes to eliminate the volume limitations on sales of common stock issued or issuable upon conversion of the notes.

Senior Secured Convertible Note. On February 11, 2016, we entered into a securities purchase agreement with an accredited investor for the issuance and sale on February 12, 2016 of approximately $1.4 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount). The note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. Subject to certain restrictions, it is convertible at any time, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to $0.80 per share, subject to certain customary adjustments and anti-dilution provisions. In addition, the investor received a five-year warrant exercisable to purchase an aggregate of approximately 1.79 million shares of our common stock with an exercise price of $0.80 per share, subject to certain customary adjustments and anti-dilution provisions.

In connection with the transaction, on February 12, 2016, we and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to us in exchange for a royalty payment, payable quarterly, equal to 3.5% of our revenues from the sale of products.

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

Bill and Hold: From time to time, due to the fact that majority of our customers are based overseas, it is not unusual for sales cycle to be completed while we await the customers’ shipper to pick up the items purchased. In this regards, we considered the sales complete.

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

Results of Operations (unless otherwise indicated, all per share amounts reported on a post-split basis)

Comparison of 2015 and 2014

General: Net loss attributable to common stockholders deceased to approximately $9.5 million, or $7.42 per share, in 2015, from $10.0 million, or $13.02 per share, in 2014.

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for 2015 and 2014 were approximately $564,000 and $758,000, respectively. Related costs of sales and valuation allowances on the net realizable values were approximately $537,000 and $891,000 in 2015 and 2014, respectively, which resulted in a gross profit of approximately $27,000 on the sales of devices and disposables of for 2015 and a gross loss of approximately $133,000 for 2014.

Revenue from Grants and other Agreements: Revenue from grants and other agreements decreased to approximately $42,000 in 2015, from $65,000 in 2014, primarily due to fewer royalty receipts from certain agreements in 2015. There were no costs of sales associated with this revenue in 2015 and 2014.

Research and Development Expenses: Research and development expenses decreased to approximately $1.5 million for 2015, from approximately $2.8 million in 2014. The decrease was primarily due to reduction in research and development expenses due to product launch.

Sales and Marketing Expenses: Sales and marketing expenses decreased to approximately $718,000 in 2015, compared to approximately $1.2 million in 2014, due to an ongoing expense reduction program.

General and Administrative Expense: General and administrative expense decreased to approximately $4.1 million in 2015, from about $4.6 million in 2014. The decrease, of approximately 548,000 or 11.8%, was primarily due to an overall reduction in operating expenses in 2015.

Other Income: Other income was approximately $74,000 in 2015, compared to $25,000 in 2014. The increase was primarily related to income from a distribution agreement entered into in December 31, 2015.

Interest Expense: Interest expense increased to approximately $1.3 million for 2015, as compared to approximately $979,000 for 2014. The increase was primarily related to amortization expense of debt issuance cost and amortization of debt discount, in conjunction with our financing efforts in 2015.

Loss on Extinguishment of Debt: Loss on extinguishment of debt was zero for 2015, compared to approximately $325,000 for 2014. There was no debt extinguished in the year ended December 31, 2015.

Fair Value of Warrants Expense: Fair value of warrants recovery was approximately $568,000 for 2015, as compared to recovery of $65,000 for 2014. The changes in fair value of warrants was primarily due to the significant changes in warrant conversion prices, in the fiscal year ended December 31, 2015.

There was no income tax benefit recorded for 2015 or 2014, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At December 31, 2015, we had cash of approximately $35,000 and a negative working capital of approximately $3.4 million.

Our major cash flows for the year ended December 31, 2015 consisted of cash out-flows of $4.0 million from operations, including approximately $6.9 million of net loss, cash outflows of $8,000 from investing activities and a net change from financing activities of $3.9 million, which primarily represented the proceeds received from issuance of common stock and warrants, proceeds from debt financing, as well as exercise of outstanding warrants and options.

On April 23, 2014, we entered into a securities purchase agreement with an accredited investor for the issuance and sale of a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, the investor purchased on May 23, 2014 an additional 6% senior convertible note with a principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million. On July 1, 2015, we repaid the entire outstanding balance.

On September 2, 2014, we entered into a subscription agreement with a Turkish corporation, pursuant to which, on September 27, 2014, we sold l,651,042 shares of our common stock (pre-stock split) and a warrant to purchase an additional 325,521 shares (pre-stock split), for an aggregate purchase price of $200,000. The warrant is immediately exercisable, has an exercise price per share of $0.4608 (pre-stock split), and expires five years from the date of issuance.

On September 10, 2014, we entered into a note purchase agreement with an accredited investor pursuant to which we sold a secured promissory note with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). We may prepay the note at any time. The note is secured by our current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the note purchase agreement. As a result of a series of amendments to the note (since assigned to two accredited investors), the maturity date currently is August 31, 2016, and has been accruing interest at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. Pursuant to the amendments, the holders may convert the outstanding balance into shares of our common stock, at a conversion price per share equal to the lower of (1) $0.25 (pre-stock split) and (2) 75% of the lowest daily volume weighted average price per share of our common stock during the five business days prior to conversion. If the conversion price at the time of any conversion request would be lower than $0.15 (pre-stock split) per share, we have the option of delivering the conversion amount in cash in lieu of shares of our common stock.

On October 23, 2014 and May 21, 2014, our President and CEO, Gene Cartwright, advanced us $30,000 and $100,000, respectively, in cash for 5% simple interest notes, and on August 4, 2014, Mr. Cartwright advanced us $200,000 in cash for a 5% simple interest note. On October 24, 2014, October 7, 2014 and August 26, 2014, our Senior Vice President of Engineering, Richard Fowler, advanced us $6,100, $20,000 and $75,000, respectively, in cash for 6% simple interest notes. On October 7, 2014, our Director of Marketing advanced us $10,000 in cash for a 6% simple interest note. On December 30, 2015, Dr. Cartwright advanced us $10,000 in cash for a 6% simple interest note.

On November 4, 2014, Richard Blumberg, one of our stockholders, advanced us $100,000 in cash for a note for $106,500 in aggregate principal and interest due November 30, 2014. On February 20, 2014, Messrs. Cartwright and James, and Drs. Rosenstock and Imhoff, advanced us $50,000, $50,000, $50,000, and $25,000 in cash, respectively, for 10% simple interest notes. Each participated in the 2014 public offering described below by extinguishing all the debt on a dollar-for-dollar basis.

On November 26, 2014, we entered into a securities purchase agreement with certain accredited investors providing for the issuance and sale in a public offering of an aggregate of 16,785,415 shares of our common stock (pre-stock split) and five-year warrants to purchase an aggregate of 8,392,708 additional shares (pre-stock split) at a purchase price of $0.225 per share (pre-stock split), for aggregate gross proceeds (including non-cash extinguishment of debt) of approximately $3.8 million. We consummated the public offering on December 2, 2014.

On March 16, 2015 and March 19, 2015, we entered into subscription agreements with certain accredited investors, pursuant to which we agreed to sell an aggregate of 4.0 million shares of our common stock (pre-stock split) and three-year warrants to purchase an additional 2.0 million shares (pre-stock split) with an exercise price per share of $0.255 (pre-stock split), for an aggregate purchase price of $720,000.

On June 29, 2015, we entered into a securities purchase agreement with certain accredited investors for the issuance and sale of an aggregate of 6,737 shares of our Series C convertible preferred stock, at a purchase price of $750 per share and an initial conversion price of $0.095 per share (pre-stock split), and five-year warrants exercisable to purchase an aggregate of approximately 106.4 million shares of our common stock (pre-stock split) at an initial exercise price of $0.095 per share (pre-stock split), subject to certain customary adjustments and anti-dilution provisions. On September 3, 2015 we entered into an interim agreement amending the securities purchase agreement to provide for certain of the investors to purchase an additional aggregate of $550,000 in shares of Series C convertible preferred stock and warrants on the same terms as set forth in the original agreement.

See “—Recent Developments” for information regarding capital-raising activities since December 31, 2015.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2016. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including public or private sales of debt or equity, but cannot be assured we will be able to do so on terms or timing acceptable to us, or at all.

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Guided Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan
March 15, 2016

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(In Thousands)

ASSETS	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$35	$162
Accounts receivable, net of allowance for doubtful accounts of $95 and $76 at December 31, 2015 and 2014, respectively	190	338
Inventory, net of reserves of $118 and $144 at December 31, 2015 and 2014, respectively	1,119	1,180
Other current assets	780	99
Total current assets	2,124	1,779

Property and equipment, net	318	587
Debt issuance costs	48	564
Other assets	73	101
Total noncurrent assets	806	1,252

TOTAL ASSETS	2,563	$3,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related parties current portion of long term debt	752	646
Note payable, in default	133	123
Short-term convertible notes payable, net of discount	686	1,062
Accounts payable	1,824	1,733
Accrued liabilities	1,907	1,015
Deferred revenue	217	24
Total current liabilities	5,519	4,603

Warrants, at fair value	2,606	2,070
Long-term debt, net	—	40
Convertible note, net of discount	—	783
Total long-term liabilities	2,606	2,893

TOTAL LIABILITIES	8,125	7,496

COMMITMENTS & CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, $.001 par value; 3 shares authorized, zero and 1.2 shares issued and outstanding as of December 31, 2015 and 2014, respectively (liquidation preference of none in December 31, 2015 and $1,200 at December 31, 2014, respectively)	—	678
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 5.6 shares issued and outstanding as of December 31, 2015 and none authorized or issued and outstanding at December 31, 2014. (Liquidation preference of $5,555 at December 31, 2015 and none at December 31, 2014).	2,052	—
Common stock, $.001 par value; 1,000,000 and 195,000 shares authorized, 2,371 and 969 shares issued and outstanding as of December 31, 2015 and 2014, respectively	236	97
Additional paid-in capital	114,845	107,952
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(122,563)	(113,060)
TOTAL GUIDED THERAPEUTICS STOCKHOLDERS’ DEFICIT	(5,562)	(4,465)

TOTAL STOCKHOLDERS’ DEFICIT	(5,562)	(4,465)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,563	$3,031
The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands )

	2015	2014
REVENUE:
Sales – devices and disposables	$564	$758
Cost of goods sold	537	891
Gross profit (loss)	27	(133)

Contract and grant revenue	42	65

OPERATING EXPENSES:

Research and development	1,477	2,788
Sales and marketing	718	1,164
General and administrative	4,101	4,649
Total operating expenses	6,296	8,601

Operating loss	(6,227)	(8,669)

OTHER INCOME (EXPENSES):
Other income	74	25
Interest expense	(1,317)	(979)
Loss on extinguishment of debt	—	(325)
Change in fair value of warrants	568	65
Total other expenses	(675)	(1,214)

LOSS FROM OPERATIONS	(6,902)	(9,883)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(6,902)	(9,883)
DEEMED DIVIDENDS	(1,263)	—
PREFERRED STOCK DIVIDENDS	(1,338)	(152)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,503)	$(10,035)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS (post 1:100 reverse stock split)
	$(7.42)	$(13.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,280	771

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 (In Thousands)

	Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2014	2	$1,139	—	$—	705	$—	$101,840	$(132)	$(103,025)	$(107)
Preferred dividends	—	—	—	—	—	—	—	—	(152)	(152)
Conversion of preferred stock	(1)	(461)	—	—	23	2	459	—	—	-
Issuance of common stock and warrants	—	—	—	—	209	21	3,348	—	—	3,369
Exercise of warrants and options into common stock	—	—	—	—	4	—	96	—	—	96
Conversion of debt into common stock	—	—	—	—	28	3	890	—	—	893
Issuance of warrants and options	—	—	—	—	—	—	433	—	—	433
Stock-based compensation expense	—	—	—	—	—	—	886	—	—	886
Net Loss	—	—	—	—	—	—	—	—	(9,883)	(9,883)
BALANCE, December 31, 2014	1	$678	—	—	969	97	107,952	(132)	(113,060)	(4,465)

The accompanying notes are an integral part of these consolidated statements.

	Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2015	1	$678	—	$—	969	$97	$107,952	$(132)	$(113,060)	$(4,465)
Preferred dividends	—	—	—	—	—	—	—	—	(352)	(352)
Conversion of Series C preferred stock to common stock	—	—	(2)	(840)	990	99	1,727	—	(986)	—
Issuance of common stock and warrants	—	—	—	—	106	11	1,327	—	—	1,338

Exercise of warrants and options for common stock	—	—	—	—	111	11	132	—	—	143
Conversion of debt into common stock	—	—	—	—	168	15	999	—	—	1,014

December 2014 public offering warrants exchange and common shares issuance	—	—	—	—	27	3	1,368	—	(1,049)	322
Series B, Tranche A, warrant price adjustement	—	—	—	—	—	—	64	—	(64)	—
Series C preferred stock and warrant issuance	(1)	(678)	8	2,892	—	—	268	—	(150)	2,332
Stock-based compensation	—	—			—	—	1,008	—	—	1,008
Net Loss	—	—			—	—	—	—	(6,902)	(6,902)
BALANCE, December 31, 2015	—	$—	6	$2,052	2,371	$236	$114,845	$(132)	$(122,563)	$(5,562)

 The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,902)	$(9,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	19	63
Depreciation and Amortization	1,054	1,240
Stock-based compensation	1,008	886
Non-employee stock based compensation	400	—
Change in fair value of warrants	(568)	(65)
Changes in operating assets and liabilities:
Accounts receivable	129	(267)
Inventory	61	14
Other current assets	(681)	2
Other assets	28	254
Accounts payable	91	842
Deferred revenue	193	10
Accrued liabilities	1,125	296
Total adjustments	2,859	3,600
Net cash used in operating activities	(4,043)	(6,283)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(8)	(150)
Net cash used in investing activities	(8)	(150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants, net	3,698	—
Net proceed from issuance of common stock and warrants	720	1,730
Proceeds from debt financing, net of discount	425	5,263
Payment for debt issuance costs	(48)	(452)
Payments on notes	(1,014)	(656)
Proceeds from options and warrants exercised	143	97
Net cash provided by financing activities	3,924	5,982
NET CHANGE IN CASH AND CASH EQUIVALENTS	(127)	(451)
CASH AND CASH EQUIVALENTS, beginning of year	162	613
CASH AND CASH EQUIVALENTS, end of year	$35	$162
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$76	$33
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on beneficial conversion features of Series C Preferred stock	$150	$—
Deemed dividend on price changes for Series B preferred stock warrants	$64	$—
Deemed dividend on December 2014 public offering warrants	$1,049	$—
Term changes on Series B preferred stock and December 2014 public offering warrant resulting in transfer to equity	$324	$—
Issuance of common stock as debt repayment	$1,014	$—
Repayment of deferred compensation via issuance of preferred stock	$100	$—
Dividends on preferred stock	$1,338	$152
Conversion of accrued expenses into common stock	$—	$207
Payment of debt issuance costs via warrants and common stock	$—	$522
Conversion of convertible debt into common stock	$—	$893
Repayment of debt via issuance of common stock and warrants	$—	$1,697
Issuance of common stock as board compensation	$—	$355

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. Organization, Background, and Basis of Presentation

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary, InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”, is a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. The Company’s primary focus is the continued commercialization of its LuViva non-invasive cervical cancer detection device and extension of its cancer detection technology into other cancers, including esophageal. The Company’s technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

Basis of Presentation

All information and footnote disclosures included in the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2015, it had an accumulated deficit of approximately $122.6 million. Through December 31, 2015, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and continued commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

On February 24, 2016, the Company implemented a 1:100 reverse stock split of its issued and outstanding common stock. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 237,101,702 shares of Common Stock to 2,371,007 shares as of that date. See Note 12, Subsequent Events. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2015.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2015, the Company had a negative working capital of approximately $3.4 million, accumulated deficit of $122.6 million, and incurred a net loss of $6.9 million for the year then ended. Stockholders’ deficit totaled approximately $5.6 million at December 31, 2015, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the second quarter of 2016, the Company has plans to curtail operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 2.8 million shares of its common stock outstanding at December 31, 2015, with exercise prices ranging between $1.03 and $105 per share. Exercises of these warrants would generate a total of approximately $6.7 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes, Monte Carlo simulations and binomial calculations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standard Updates

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning January 2018 with early adoption permitted in the first quarter of fiscal year 2017. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which amends ASC 835-30, “Interest - Imputation of Interest”. The ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized rateably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2016 and will be applied retrospectively. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effective date will be the first quarter of fiscal year 2016. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost. The effective date will be the first quarter of fiscal year 2018. The Company is evaluating the impact the adoption of this new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. The guidance for lessors is largely unchanged from current U.S. GAAP. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At December 31, 2015 and December 31, 2014, our inventories were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Raw materials	$686	$884
Work in process	186	304
Finished goods	365	136
Inventory reserve	(118)	(144)
Total	$1,119	$1,180

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Equipment	$1,377	$1,391
Software	740	737
Furniture and fixtures	124	124
Leasehold Improvement	199	180
	2,440	2,432
Less accumulated depreciation	(2,122)	(1,845)
Total	$318	$587

Debt Issuance Costs

Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the debt. Deferred financing costs are included in other long term assets.

Other Assets

Other assets primarily consist of short and long-term deposits for various tooling inventory that are being constructed for the Company. At December 31, 2015 and 2014, such balances were approximately $413,000 and $72,000, respectively.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $47,000 and $50,000 in 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Accrued compensation	$1,235	$447
Accrued professional fees	154	203
Deferred rent	36	54
Accrued warranty	82	119
Accrued vacation	177	144
Other accrued expenses	223	48
Total	$1,907	$1,015

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

Significant Customers

In 2015 and 2014, the majority of the Company’s revenues were from four and two customers, respectively. Revenue from these customers totaled approximately $280,000 or 73% and approximately $414,000 or 50% of total revenue for the year ended December 31, 2015 and 2014, respectively. Accounts receivable due from those customers represents 62% and 17% as of December 31, 2015 and 2014, respectively.

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2015 and 2014, there were no uncertain tax positions.

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. As of December 31, 2015, the Company has approximately $27.8 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants issued to non-employees based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes Model. The fair value of warrants classified as liabilities at the date of issuance is estimated using the Monte Carlo Simulation or Binomial model.

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

For the years ended December 31, 2015 and 2014, share-based compensation for options attributable to employees, officers and Board members were approximately $1,008,000 and $886,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2015, the Company had no unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2015. The fair value of the warrants was estimated using the Monte Carlo Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2015 and 2014:

FAIR VALUE MEASUREMENTS ( In Thousands)

Description	Level 1	Level 2	Level 3	Total	Date
Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$(1,145)	$(1,145)	December 31, 2015
Warrants issued in connection with the issuance of Series B preferred stock			$(1,461)	$(1,461)	December 31, 2015
Total long-term liabilities at fair value	$—	$—	$(2,606)	$(2,606)

Description	Level 1	Level 2	Level 3	Total	Date
Warrants issued in connection with the December 2014 public offering of common stock	$—	$—	$(587)	$(587)	December 31, 2014
Warrants issued in connection with the issuance of Series B preferred stock	$—	$—	$(1,483)	$(1,483)	December 31, 2014
Total long-term liabilities at fair value	$—	$—	$(2,070)	$(2,070)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	December 2014 Public Offering Exchanged Warrants	Series B Warrants	Series C Warrants	Total

Balance, December 31, 2014	$(587)	$(1,483)	$—	$(2,070)
Warrants issued during the period	—	—	(1,428)	(1,428)
Change in fair value during the period	263	22	283	568
Transfer to equity as a result of changes to provisions	324	—	—	324
Balance, December 31, 2015	$—	$(1,461)	$(1,145)	$(2,606)

4. Stockholders’ Equity

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 2,371,017 were issued and outstanding as of December 31, 2015. For the year ended December 31, 2014, there were 195,000,000 authorized shares of common stock, of which 96,889 were issued and outstanding.

For the year ended December 31, 2015, the Company issued 1,402,128 shares of common stock as listed below:

Sales of unregistered securities - Issuance - For Cash	40,000
Issuance - For Debt Repayment	152,117
Series C Conversion	1,006,777
Series C Dividends	18,562
Series B Dividends	11,086
Option Exercised	1,786
Warrant Exercised - Cashless	95,413
Warrant Exercised – For Cash	13,500
Issued for December 2014 public offering warrant exchange	26,190
Issued for Consulting Services	36,697
Total	1,402,128

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding; 3,000 shares of preferred stock as Series B Convertible Preferred Stock, of which none and 1,277 shares were issued and outstanding at December 31, 2015 and December 31, 2014, respectively; and 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 5,555 and 0 shares were issued and outstanding at December 31, 2015 and December 31, 2014, respectively.

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

Holders of the Series B Preferred Stock were entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Preferred dividends totaled approximately $352,000 and $152,000 for 2015 and 2014, respectively. Dividends were paid via issuance of common stock.

The Series B Preferred Stock was originally issued with Tranche A warrants to purchase 18,581 shares of common stock and Tranche B warrants purchasing 18,581 shares of common stock, both at an exercise price of $108.00 per share.

On June 30, 2015, as consideration for obtaining consents to an amendment to the Series B designations, the Company reduced the exercise price of the Tranche A warrants from $108.00 to $10.455 per share, and the exercise price of the Tranche B warrants from $10.455 to $9.00 per share. The change in exercise price of these warrants resulted in a deemed dividend totaling $64,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder.

At December 31, 2015, as a result of the operation of certain anti-dilution provisions, the Tranche B warrants were convertible into 1,292,819 shares of common stock. These warrants are re-measured based upon their fair value each reporting period and classified as a liability on the Balance Sheet.

Series C Convertible Preferred Stock

On June 29, 2015, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale of an aggregate of 6,737 shares of Series C convertible preferred stock, at a purchase price of $750 per share and a stated value of $1,000 per share. On September 3, 2015 the Company entered into an interim agreement amending the securities purchase agreement to provide for certain of the investors to purchase an additional aggregate of 1,166 shares. Total cash and non-cash expenses were valued at $853,000, resulting in net proceeds of $3,698,000. In connection with the transaction, the Company issued five-year warrants exercisable for an aggregate of 1,247,737 shares of common stock at an exercise price of $9.50 per share.

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2015, there were 5,555 shares outstanding with a conversion price of $1.03 per share, such that each share of Series C preferred stock would convert into approximately 97,324 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the amount of unpaid dividends through the Dividend End Date on the converted shares. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

The Company has provisionally allocated net proceeds totaling $935,200 to the fair value of the Series C preferred stock. The effective conversion price of $935,000 allocated to the Series C preferred stock resulted in an associated beneficial conversion feature totaling $148,000 that has been recorded as an increase to additional paid-in capital with an offsetting charge to retained earnings representing a deemed dividend. The deemed dividend has been subtracted from income (added to the loss) in computing loss per common stockholder.

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 106.4 million shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable for or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. The Company has valued the warrants using a Binomial model and allocated $1,349,000 to the fair value of the warrants. At December 31, 2015, the exercise price per share was $1.03.

Stock Options

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 26,616 shares remained available at December 31, 2015 and 105,936 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 132,552 shares of common stock as of December 31, 2014. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in 2015 and 2014 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2015	2014
Expected volatility	152.32%	157.70%
Expected option life in years	9.98	9.98
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.33%	2.55%
Weighted average fair value per option at grant date	$0.49	$0.40

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

Stock option activity for each of the two years ended December 31, 2015 as follows:

	2015		2014
		Weighted Average Exercise		Weighted Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	69,404	$66.00	65,312	$68.00
Options granted	42,140	$12.00	7,548	$40.00
Options exercised	(1,786)	$48.00	(2,424)	$32.00
Options expired/forfeited	(3,822)	$43.00	(1,031)	$68.00
Outstanding at end of year	105,936	$45.00	69,404	$66.00
Options vested and exercisable at year-end	90,411	$49.00	59,881	$66.00
Options available for grant at year-end	26,616		63,148
Aggregate intrinsic value – options exercised	$—		$497
Aggregate intrinsic value – options outstanding	$—		$4,941
Aggregate intrinsic value – options vested and exercisable	$—		$6,129
Options unvested, balance at beginning of year (1)	9,523		10,672	$112.00
Options granted (1)	42,140	$40.00	7,548	$40.00
Vested (1)	(34,383)	$66.00	(7,666)	$66.00
Cancelled/Forfeited	(2,455)	$68.00	(1,031	$68.00
Balance, end of period (1)	14,825		9,523	—

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2015:

Warrants (Underlying Shares)
Outstanding, January 1, 2015	297,961
Issuances	2,751,872
Canceled / Expired	(35,973)
Exercised	(211,476)
Outstanding, December 31, 2015	2,802,384

The Company had the following shares reserved for the warrants as of December 31, 2015:

Warrants (Underlying Shares)		Exercise Price Per Share	Expiration Date
4,399	(1)	$68.00	March 31, 2016
2,852	(2)	$105.00	November 20, 2016
18,581	(3)	$10.46	May 23, 2018
1,292,820	(3)	$1.03	May 23, 2018
2,000	(4)	$50.00	April 23, 2019
5,618	(4)	$45.00	May 22, 2019
1,842	(5)	38.00	September 10, 2019
3,255	(6)	$46.08	September 27, 2019
7,553	(7)	$28.13	December 2, 2019
83,927	(8)	$9.00	December 2, 2020
83,927	(8)	$11.00	December 2, 2020
20,000	(9)	$25.50	March 30, 2018
17,547	(10)	$11.88	June 29, 2020
526,421	(11)	$1.03	June 29, 2020
273,684	(12)	$1.03	September 4, 2020
289,737	(13)	$1.03	September 21, 2020
5,163	(14)	$11.88	September 4,2020
157,895	(15)	$1.03	October 23, 2020
5,163	(16)	$11.88	October 23,2020
2,802,384

(1)	Issued in February 2014 as part of a buy-back of a minority interest in Interscan in December 2012.
(2)	Issued as part of a November 2011 private placement.
(3)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(4)	Issued to a placement agent in conjunction with an April 2014 private placement.
(5)	Issued to a placement agent in conjunction with a September 2014 private placement.
(6)	Issued as part of a September 2014 Regulation S offering.
(7)	Issued to a placement agent in conjunction with a 2014 public offering.
(8)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(9)	Issued as part of a March 2015 private placement.
(10)	Issued to a placement agent in conjunction with a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a June 2015 private placement.
(16)	Issued to a placement agent in conjunction with a June 2015 private placement.

5. Income Taxes

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2015, the Company had NOL carryforwards available through 2034 of approximately $73.0 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The Company has recorded a valuation allowance for all deferred tax assets related to the NOLs. Utilization of existing NOL carry forwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing its NOLs and has not determined if it is subject to any restrictions in the Internal Revenue Code that could limit the future use of NOL.

Components of deferred taxes are as follows at December 31 (in thousands):

	2015	2014
Deferred tax assets	$626	$466
Net operating loss carry forwards	27,770	25,994
Deferred tax liabilities	—	—
	28,396	26,460
Valuation allowance	(28,396)	(26,460)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

37

	2015	2014
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	—	—
Valuation allowance	(38)	(38)
	0%	0%

6. Commitments and Contingencies

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092. The Company leases approximately 23,000 square feet under a lease that expires in June 2017. The fixed monthly lease expense is approximately $15,000 plus common charges. The Company also leases office and equipment under operating lease agreements with monthly payments of approximately $2,000. These leases expire at various dates through April 2016. Future minimum rental payments at December 31, 2015 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2016	$201
2017	98
Total	$299

Rental expense was approximately $170, 000 in 2015 and 2014.

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

As of December 31, 2015 and December 31, 2014, there was no accrual recorded for any potential losses related to pending litigation.

Contracts

At December 31, 2015 and 2014, the Company had a royalty agreement with Freedom Meditech, entered into on August 26, 2008, in which the Company receives quarterly royalty payments on Freedom Meditech’ s sales of products using technology licensed from the Company. The royalty payment equals 3% of net sales of licensed products covered by a valid claim. The aggregate royalties payable are capped at $4,000,000. Freedom Meditech’ s obligation to pay royalties with respect to sales in a particular country until the earlier of the date of expiration of the last valid claim in such country or the aggregate royalty cap is reached. For the years ended December 31, 2015 and 2014, the Company received approximately $36,000 and 40,000 in royalties, respectively.

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

8. Notes Payable

Short Term Notes Payable

At December 31, 2015 and 2014, the Company maintained notes payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $172,000 and $100,000, respectively. These notes are 10 month straight-line amortizing loan dated June 24, 2015 and June 24, 2014. The notes carry annual interest of 5.2% and 4.6%, respectively. The balance due to on the Premium Assignment note was approximately $70,000 and $37,000 at December 31, 2015 and 2014, respectively.

Note Payable in Default

At December 31, 2015, the Company maintained a note payable totaling approximately $133,000 of principal and accrued interest. The note accrues interest at 9% with a 16% default rate and requires monthly payments of $10,000. As of December 31, 2015 the note is accruing interest at the default rate and is past due. As of December 31, 2014, the balance was $163,000 and was not in default.

Short Term Convertible Note Payable

On September 10, 2014, the Company sold a secured promissory note an accredited investor with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, June 29, 2015, January 21, January 29 and February 12, 2016 the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. Pursuant to the terms of the amended note, the holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to the lower of (1) $25.0 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $15.00, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. As of December 31, 2015, the holder had converted $5,395 in outstanding principal and accrued interest into 90,240 shares of common stock. The Company paid a total of $65,000 in loan modification fees. At December 31, 2015 and 2014, the balance on the note was approximately $686,000 and $1,062,000, respectively. The original issue discount of $560,000 was fully amortized as of June 30, 2015.

Convertible Debt

On April 23, 2014, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company sold a 6% senior convertible note with an initial principal amount of $1.5 million and an 18-month term, for a purchase price of $1.0 million (an approximately 33.3% original issue discount). Additionally, pursuant to the purchase agreement, on May 23, 2014 the investor purchased an additional senior convertible note with an initial principal amount of $2.0 million and an 18-month term, for a fixed purchase price of $2.0 million. As of July 1, 2015, the notes were repaid in full. The balance at December 31, 2014 was $783,000.

The Company paid the investor a commitment fee for entering into the purchase agreement in the form of 3,218 shares of common stock. The Company also paid $50,000 of attorneys’ fees and expenses incurred by Magna in connection with the transaction. Total debt issuance costs incurred on the senior convertible note was approximately $844,000. This amount was fully amortized at December 31, 2015. Total amortization expense for the year ended December 31, 2015 and 2014 was $516,000 and $328,000, respectively.

In connection with the sale of the convertible notes, the Company issued its placement agent warrants exercisable for 2,000 shares of common stock at $50.00 per share with an expiration date of April 23, 2019, and warrants exercisable for 5,618 shares of common stock at $45.00 per share with an expiration date of May 22, 2019.

Prior to repayment in full, the Company had issued a total of 252,804 shares of common stock in conjunction with conversions of the senior convertible notes.

Loss on Extinguishment of Debt

As part of the Company’s December 2014 public offering of common stock, the Company repaid approximately $1.4 million of debt via the issuance of 77,005 shares of common stock and five-year warrants to purchase an additional 3,850,252 shares at an exercise price of $22.50 per share. Pursuant to the senior convertible note purchase agreement, the Company had to pay a prepayment penalty of 25% of the amount prepaid. The penalty on the transaction was approximately $325,000 and was charged to loss on extinguishment of debt on the statement of operations for the year ended December 31, 2014. There was no loss on extinguishment of debt in the year ended December 31, 2015.

9. Related Party Transactions

As of December 31, 2015 and 2014, the Company maintained notes payable and accrued interest to related parties totaling approximately $682,000 and $609,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 5% and 10%. Included in the short-term notes payable, related parties, on the accompanying Balance Sheet.

Certain of the Company’s directors and officers invested a total of $182,603 in the December 2014 public offering and received 8,116 shares of common stock, as well as five-year warrants to purchase an additional 4,058 shares at $22.50 per share.

Directors and Officers holding the Company’s Series B preferred stock participated in the issuance of the Company’s Series C preferred stock in the second half of 2015 by exchanging a total of $525,000 in liquidation value of Series B preferred stock and $400,000 in cash, and received 1,233 shares of Series C preferred stock and five-year warrants to purchase an additional 131,526 shares.

10. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

The Company has the following allowances for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$76	$18
Additions / (Adjustments)	19	58
Balance	$95	$76

Inventory Reserves

The Company has the following reserves for inventory balance (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$144	$184
Additions / (Adjustments)	(26)	(40)
Balance	$118	$144

11. Loss Per Common Share

Basic net loss per share attributable to common stockholders amounts are computed by dividing the net loss plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

12. Subsequent Events

On February 11, 2016, the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount). In addition, the investor received a warrant exercisable to purchase an aggregate of approximately 179.7 million shares of the Company’s common stock. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company will pay monthly interest coupons and, beginning six months after issuance, will pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.008 per share (pre-stock split) or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note.

The convertible note includes customary event of default provisions and a default interest rate of the lesser of 19% or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB in connection with the transaction.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term.

The Company used a placement agent in connection with the transaction. For its services, the placement agent received a cash placement fee equal to 4% of the aggregate gross proceeds from the transaction and a warrant to purchase shares of common stock equal to an aggregate of 6% of the total number of shares underlying the securities sold in the transaction, at an exercise price equal to, and terms otherwise identical to, the warrant issued to the investor. Finally, the Company agreed to reimburse the placement agent for its reasonable out-of-pocket expenses.

In connection with the transaction, on February 12, 2016, the Company and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products.

On February 24, 2016, the Company implemented a 1:100 reverse stock split of all of its issued and outstanding common stock. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock of the Company were converted into 1 share. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 287,729,113 shares to 2,877,291 shares. The number of the authorized shares did not change.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2015, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2015, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	62	Chief Execute Officer, President, Acting Chief Financial Officer and Director
Richard L. Fowler	59	Senior Vice President of Engineering
John E. Imhoff, M.D.	67	Director
Michael C. James	57	Chairman and Director
Jonathan M. Niloff, M.D.	62	Director
Linda Rosenstock, M.D.	65	Director

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

Dr. Cartwright brings over 30 years of experience working in the IVD diagnostics industry. He has great experience in the diagnostics market both in the development and introduction of new diagnostics technologies, as well as extensive successful commercial experience with global businesses. With his background and experience, Dr. Cartwright, as President and Chief Executive Officer, as well as Acting Chief Financial Officer, works with and advises the board as to how we can successfully market and build LuViva international sales.

Rick Fowler, Mr. Fowler, Senior Vice President of Engineering is an accomplished Executive with significant experience in the management of businesses that sell, market, produce and develop sophisticated medical devices and instrumentation. Mr. Fowler’s  25 plus years of experience includes assembling and managing teams, leading businesses and negotiating contracts, conducting litigation, and developing ISO, CE, FDA QSR, GMP and GCP compliant processes and products. He is adept at providing product life cycle management through effective process definition and communication - from requirements gathering, R&D feasibility, product development, product launch, production startup and support. Mr. Fowler combines outstanding analytical, out-of-the-box, and strategic thinking with strong leadership, technical, and communication skills and he excels in dynamic, demanding environments while remaining pragmatic and focused. He is able to deliver high risk projects on time and under budget as well as enhance operational effectiveness through outstanding cross-functional team leadership (R&D, marketing, product development, operations, quality assurance, sales, service, and finance). In addition, Mr. Fowler is well versed in global medical device regulatory and product compliance requirements.

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

Dr. Imhoff has experience in clinical trials and in other technical aspects of a medical device company. His background in industrial engineering is especially helpful to us, especially as Dr. Imhoff can combine this knowledge with clinical applications. His experience in the investment community is invaluable to a public company often undertaking capital raising efforts.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2015, our officers, directors were in compliance with all applicable filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2015 and 2014 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2015:

2015 and 2014 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director (2)	2015	300,000	150,000	-	$450,000
	2014	300,000	150,000	$731,000	$1,046,000
Mark Faupel, Ph.D. Former President, CEO and Acting CFO(3)	2015	198,073	-	$30,400	228,473
	2014	264,097	13,600	17,000	294,697
Richard Fowler, Senior Vice President of Engineering	2015 2014	243,000 203,000	- -	$30,880 17,000	273,880 220,000

(1)	See Note 4 to the consolidated financial statements that accompany this report.
(2)	All amounts reported as accrued. Dr. Cartwright has elected to get paid partial salary, due to the Company’s cash position.
(3)	Dr. Faupel is no longer employed by the Company, but instead provides consulting services to the Company.

Dr. Cartwright’s 2015 and 2014 compensation consisted of a base salary of $300,000, with $150,000 performance condition related bonus, and the usual customary company benefits. He also received 2,000,000 both market and performance condition restricted shares of common stock (1,000,000 GT stock price closes at/above $1.50 for 30 consecutive trading days (the “Tier 1 Vesting Date”); subject to the Executive’s continuous employment with the Company through the applicable vesting date; (i) 500,000 shares will vest on the Tier 1 Vesting Date; and (ii) 500,000 shares will vest on the first anniversary of the Tier 1 Vesting Date. 1,000,000 GT stock price closes at/above $2.50 for 30 consecutive trading days (the “Tier 2 Vesting Date”); subject to the Executive’s continuous employment with the Company through the applicable vesting date: (i) 500,000 shares will vest on the Tier 2 Vesting Date; and (ii) 500,000 shares will vest on the first anniversary of the Tier 2 Vesting Date). Dr. Cartwright was also issued 35,000 and 250,000 of stock options that vest over 48 months in 2014. As of December 31, 2015, Dr. Cartwright’s deferred salary plus interest was $282,734 and his deferred bonus was $300,000.

Dr. Faupel’s 2015 and 2014 compensation consisted of a base salary of $198,073 and $264,097, respectively, and usual and customary company benefits. He received no bonus in the years ended December 31, 2015 and 2014. He received 190,000 and 35,000 shares of stock options, which vest over 48 months in 20154and 2014, respectively. As of December 31, 2015, Dr. Faupel’s remaining deferred salary plus interest and bonus was $53,433. He also holds a promissory note of $250,512 for past un-paid salary.

Mr. Fowler’s 2015 and 2014 compensation consisted of a base salary of $243,000 and $203,000, respectively, and usual and customary company benefits. He received no bonus in the years ended December 31, 2015 and 2014. He received 193,000 and 35,000 shares of stock options, which vest over 48 months in 20154and 2014, respectively. As of December 31, 2015, Mr. Fowler’s total deferred salary plus interest was approximately $247,469.

Outstanding Equity Awards to Officers at December 31, 2015 (post 1:100 reverse split)

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Unexercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director	756	-	2,094	27.00	12/31/2024
Mark Faupel, Ph.D. Former President, CEO & Acting CFO	21,058	-	1,842	72.00	12/31/2024
Richard Fowler Senior Vice President of Engineering	6,173	-	1,977	59.00	12/31/2024
(1)	Represents fully vested options.
(2)	Based on all outstanding options.

Outstanding Equity Awards to Directors at December 31, 2015 (post 1:100 reverse split)

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Hart, Ph.D., Director (resigned as of December 11, 2015)	10,925	22.00
John E. Imhoff, M.D., Director	9,038	33.00
Michael C. James, Chairman and Director	7,075	20.00
Jonathan Niloff, M.D., Director	7,429	22.00
Linda Rosenstock, M.D., Director	7,250	21.00

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our common stock as of March 7, 2016 by (i) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each officer named in the summary compensation table below, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D. Norcross, Georgia 30092.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
John E. Imhoff (3)	4,294,490	14.15%
Michael C. James / Kuekenhof Equity Fund, LLP (4)	16,884	*	%
Gene Cartwright (5)	25,958	*	%
Richard L. Fowler (6)	7,249	*	%
Linda Rosenstock (7)	10,122	*	%
Jonathan Niloff (8)	10,824	*	%

All directors and executive officers as a group (6 persons) (9)	4,365,526	14.51%

_____________

(*)	Less than 1%.
(1)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(2)	Percentage ownership is based on 2,877,291 shares of common stock outstanding as of March 7, 2016. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after March 7, 2016, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(3)	Consists of 101,979 shares of common stock, 3,914,732 shares issuable upon conversion of 1,067 shares of Series C preferred stock, 268,742 shares issuable upon exercise of warrants at an average exercise price of $26.00 per share, and 9,038 shares subject to stock options. Dr. Imhoff is on the board of directors.
(4)	Consists of 7,451 shares of common stock, 2,357 shares issuable upon exercise of warrants at an average exercise price of $52.00 per share, and 7,075 shares subject to stock options. Mr. James is on the board of directors.
(5)	Consists of 22,732 shares of common stock, 2,357 shares issuable upon exercise of warrants at an average exercise price of $22.50 per share, and 868 shares subject to stock options. Mr. Cartwright is the CEO and on the board of directors.
(6)	Consists of 981 shares of common stock and 6,268 shares subject to stock options.
(7)	Consists of 2,872 shares of common stock and 7,250 shares subject to stock options. Dr. Rosenstock is on the Board of Directors.
(8)	Consists of 3,395 shares of common stock and 7,429 shares subject to stock options. Dr. Niloff is on the Board of Directors.
(9)	Consists of 139,410 shares of common stock, 3,914,732 shares issuable upon conversion of 1,067 shares of Series C preferred stock, 273,456 shares issuable upon exercise of warrants at exercise prices of $0.27 to $80.00 per share, and 37,928 shares subject to stock options.

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

Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Mr. James, and Drs. Niloff, Imhoff and Rosenstock are independent directors.

Dr. Imhoff participated in our Series B preferred stock issuance in May 2013 for a total of $500,000. He invested a total of $586,568 to convert 1,466,420 warrants in November 2013. In December 2014, he also participated in our public offering for a total of $26,520.55 and received 117,870 shares of common stock as well as warrants to purchase an additional 58,935 shares. In September 2015, he participated in our Series C preferred stock issuance by exchanging his Series B preferred shares and investing $300,000 in cash, for a total of 1,067 shares of Series C preferred stock and warrants to purchase an additional 16,847,368 shares.

Item 14. Principal Accountant Fees and Services

UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

We were billed by UHY LLP $192,000 and $220,000 during the fiscal years ended December 31, 2015 and 2014, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2015	2014
Audit fees	$166,000	$165,000
Audit related fees	15,000	38,000
Tax fees	11,000	17,000
All other fees	—	—
Total Fees	$192,000	$220,000

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1*	Restated Certificate of Incorporation, as amended through February 24, 2016
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429) filed April 24, 1997)
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed September 10, 2014)
4.3	Amendment #1 to Secured Promissory Note, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015)
4.4	Amendment #2 to Secured Promissory Note, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
4.5	Amendment #3 to Secured Promissory Note, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
4.6	Amendment #4 to Secured Promissory Note, dated June 16, 2015 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
4.7	Amendment #5 to Secured Promissory Note, dated June 29, 2015 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
4.8	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
4.9	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
4.10	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
4.11	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 12, 2016)
4.12	Form of Warrant (Standard Form) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010)
4.13	Form of Warrant (InterScan) (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
4.14	Form of Warrant (November 2011 Private Placement) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011)
4.15	Form of Warrant (Series B-Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.16	Form of Warrant (Series B-Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.17	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014)
4.18	Form of Warrant (2014 Public Offering Placement Agent) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)
4.19	Form of Warrant (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.20	Form of Warrant (Series C) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
4.21	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)

10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the current report on Form 8-K, filed September 2, 2011)
10.6	Employment Agreement between the Company and Mark Faupel dated March 24, 2013 (incorporated by reference to Exhibit 10.10 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
10.7	Employment Agreement between the Company and Gene Cartwright, dated January 6, 2014 (incorporated by reference to Exhibit 10.11 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014).
10.8	Employment Agreement between the Company and Rick L. Fowler, automatically renewed on May 9, 2013 (incorporated by reference to Exhibit 10.12 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
10.9	Consulting Agreement between the Company and GPB Debt Holdings II LLC, dated February 12, 2016 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed February 12, 2016)
10.10	Securities Purchase Agreement (Magna Note), dated April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed April 24, 2014).
10.11	Registration Rights Agreement (Magna Note), dated April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed April 24, 2014)
10.12	Standstill Agreement (Magna Note), dated as of November 6, 2014, by and between the Company and Magna Equities II, LLC (incorporated by reference to Exhibit 19 to the registration statement on Form S-1 (No. 333-198733) filed November 10, 2014)
10.13	Exchange Agreement (Magna Note), dated as of June 25, 2015 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed June 30, 2015)
10.14	Subscription Agreement (Regulation S), accepted September 2, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed September 8, 2014)
10.15	Form of Registration Rights Agreement (Regulation S), dated September 8, 2014 by and between the Company and the investor party thereto (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed September 8, 2014)
10.16	Note Purchase Agreement (Secured Promissory Note), dated as of September 10, 2014, by and between the Company and Tonaquint, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed September 10, 2014)
10.17	Security Agreement (Secured Promissory Note), dated as of September 10, 2014, by the Company and Tonaquint, Inc. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed September 10, 2014)
10.18	Form of Securities Purchase Agreement (2014 Public Offering) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 4, 2014)
10.19	Placement Agent Agreement (2014 Public Offering), by and between the Company and Olympus Securities, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed December 4, 2014)
10.20	Amendment to Securities Purchase Agreement (2014 Public Offering), dated as of June 26, 2015 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed June 30, 2015)
10.21	Form of Letter Agreement (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 30, 2015)
10.22	Securities Purchase Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed June 30, 2015)
10.23	Registration Rights Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed June 30, 2015)
10.24	Form of Joinder Agreement (Series C) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 13, 2015)
10.25	Interim Securities Purchase Agreement (Series C), dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 3, 2015)

10.26	Securities Purchase Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed February 12, 2016)
10.27	Security Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed February 12, 2016)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP.
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*	Interactive Data File

______________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By: /s/ Gene Cartwright

Gene Cartwright, Ph.D. President and Chief Executive Officer

Date: March 15, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE
March 15, 2016	/s/ Gene Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer and
	Gene Cartwright	Director (Principal Executive Officer)

March 15, 2016	/s/ Michael C. James	Chairman and Director
Michael C. James

March 15, 2016	/s/ John E. Imhoff	Director
John E. Imhoff

March 15, 2016	/s/ Jonathan M. Niloff	Director
Jonathan M. Niloff

March 15, 2016	/s/ Linda Rosenstock	Director
Linda Rosenstock

