Form 10-Q
period 2016-03-31
GUIDED THERAPEUTICS INC
filed 2016-05-19
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2016

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

Yes [   ]  No [X]

As of May 17, 2016, the registrant had outstanding 29,880,904 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in Thousands)

ASSETS	March 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$56	$35
Accounts receivable, net of allowance for doubtful accounts of $75 and $95 at March 31, 2016 and December 31, 2015, respectively	230	190
Inventory, net of reserves of $156 and $118, at March 31, 2016 and December 31, 2015, respectively	1,253	1,119
Prepaid expenses and deposits	509	780
Total current assets	2,048	2,124

Property and equipment, net	264	318
Other assets	54	121
Total noncurrent assets	318	439

TOTAL ASSETS	$2,366	$2,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related parties	$259	$752
Note payable in default, including related parties	590	133
Convertible note – current portion	479	—
Short-term convertible notes payable, net	591	686
Accounts payable	1,977	1,824
Accrued liabilities	2,069	1,907
Deferred revenue	66	217
Total current liabilities	6,031	5,519

Warrants, at fair value	1,588	2,606
Long-term convertible notes payable, net	197	—
Total long-term liabilities	1,785	2,606

TOTAL LIABILITIES	7,816	8,125

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 5.0 and 5.6 shares issued and outstanding as of March 31, 2016 and December 31, 2015, (Liquidation preference of $4,966 and $5,555 at March 31, 2016 and December 31, 2015)	1,817	2,052
Common stock, $.001 Par value; 1,000,000 shares authorized, 5,322 and 2,371 shares issued and outstanding as of March, 31 2016 and December 31, 2015	297	236
Additional paid-in capital	115,471	114,845
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(122,903)	(122,563)

TOTAL STOCKHOLDERS’ DEFICIT	(5,450)	(5,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,366	$2,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
REVENUE:
Sales – devices and disposables	$262	$127
Cost of goods sold	68	107
Gross profit	194	20

OPERATING EXPENSES:
Research and development	290	373
Sales and marketing	117	172
General and administrative	917	963
Total operating expenses	1,324	1,508

Operating loss	(1,130)	(1,488)

OTHER INCOME (EXPENSES):
Other income	23	21
Interest expense	(158)	(492)
Change in fair value of warrants	1,395	714
Total other income	1,260	243

INCOME (LOSS) FROM OPERATIONS	130	(1,245)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$130	$(1,245)

PREFERRED STOCK DIVIDENDS	(470)	(31)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(340)	$(1,276)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.11)	$(1.31)
DILUTED	$(0.00)	$(1.31)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	3,084	973
DILUTED	109,899	973

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$130	$(1,245)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	17	—
Depreciation	54	72
Amortization	54	402
Stock based compensation	30	192
Change in fair value of warrants	(1,395)	(714)
Changes in operating assets and liabilities:
Inventory	(135)	(20)
Accounts receivable	(56)	31
Other current assets	271	47
Other assets	18	8
Accounts payable	153	(169)
Deferred revenue	(151)	—
Accrued liabilities	55	508
Other long-term liabilities	—	262
Total adjustments	(1,085)	619

Net cash used in operating activities	(955)	(626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants, net	—	451
Proceeds from debt financing, net of discounts and debt issuance costs	1,029	62
Payments made on notes payable	(53)	(31)

Net cash provided by financing activities	976	482

NET CHANGE IN CASH AND CASH EQUIVALENTS	21	(144)
CASH AND CASH EQUIVALENTS, beginning of year	35	162
CASH AND CASH EQUIVALENTS, end of period	$56	$18
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1	$22
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$125	$50
Dividends on preferred stock	$470	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

On February 24, 2016, the Company implemented a 1:100 reverse stock split of its issued and outstanding common stock. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 237,101,702 shares of Common Stock to 2,371,007 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of March 31, 2016.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2016, it had an accumulated deficit of approximately $122.9 million. Through March 31, 2016, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty. If the Company is unable to continue operations, it may have to the extent practicable, liquidate and/or file for bankruptcy protection.

Liquidity

At March 31, 2016, the Company had a working capital deficit of approximately $4.0 million and the stockholders’ deficit was approximately $5.5 million, primarily due to recurring net losses from operations and dividends on preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from the sales of stock.

The Company’s plans with respect to its liquidity management include the following:

•	The Company has curtailed operations and reduced discretionary spending and staffing levels.
•	The Company is only pursuing activities where it has financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations.
•	The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.

•	The Company is seeking additional sources of cash flow with strategic businesses.
•	The Company had warrants exercisable for approximately 31.8 million shares of its common stock outstanding at March 31, 2016, with exercise prices of $0.09375 to $105.00 per share. Exercises of these warrants would generate a total of approximately $7.1 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2015 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Accounting Standard Updates

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03 debt issuance costs were required to be presented as an asset in the balance sheet. On January 1, 2016, the Company adopted the provisions of ASU 2015-03 and prior period amounts have been reclassified to conform to the current period presentation

Accounts Receivable

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

During the three months ended March 31, 2016, the majority of the Company’s revenues were from four customers. Revenue from these customers totaled approximately $262,000 or 100% for the period ended March 31, 2016 and approximately $127,000 or 73% of total revenue for the period ended March 31, 2015. Accounts receivable due from those customers represents 59% for the period ended March 31, 2016.

Deferred Revenue

The Company defers payments received as revenue until earned based on the related contracts on a straight line basis, over the terms of the contract.

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At March 31, 2016 and December 31, 2015, our inventories were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$827	$686
Work in process	256	186
Finished goods	326	365
Inventory reserve	(156)	(118)
Total	$1,253	$1,119

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Equipment	$1,377	$1,377
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,440	2,440
Less accumulated depreciation	(2,174)	(2,122)
Total	$264	$318

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	March 31, 2016	December 31, 2014
Accrued compensation	$1,249	$1,235
Accrued professional fees	71	154
Deferred rent	31	36
Accrued warranty	70	82
Accrued vacation	190	177
Accrued interest	33	—
Accrued dividends	332	167
Other accrued expenses	93	56
Total	$2,069	$1,907

Significant Customers

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

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. As December 31, 2015, the Company has approximately $28.0 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2016 and December 31, 2015 there were no uncertain tax positions.

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

For the three ended March 31, 2016 and 2015 share-based compensation for options attributable to employees, officers and Board members were approximately $30,053 and $191,570. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of March 31, 2016, the Company had approximately $202,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of March 31, 2016. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of March 31, 2016 and December 31, 2015:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2016

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$(70)	$(70)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(612)	(612)
Warrants issued in connection with Senior Secured Debt	—	—	(906)	(906)

Total long-term liabilities at fair value	$—	$—	$(1,588)	$(1,588)

	Fair Value at December 31, 2015

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$(1,145)	$(1,145)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(1,461)	(1,461)

Total long-term liabilities at fair value	$—	$—	$(2,606)	$(2,606)

The following is a summary of changes to Level 3 instruments during the three months ended March 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Senior Secured Debt	Series B Warrants	Series C Warrants	Total

Balance, December 31, 2015	$—	$(1,461)	$(1,145)	(2,606)
Warrants issued during the period	(377)	—	—	(377)
Change in fair value during the period	(529	849	1,075	1,395

Balance, March 31, 2016	$(906	$(612)	$(70)	$(1,588)

As of March 31, 2016, the fair value of warrants was approximately $1.6 million. A net change of approximately $1.4 million has been recorded to the accompanying statement of operations for the three months ended.

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 5,322,003 were issued and outstanding as of March 31, 2016. For the year ended December 31, 2015, there were 1,000,000,000 authorized shares of common stock, of which 2,371,017 were issued and outstanding.

On February 24, 2016, the Company implemented a 1:100 reverse stock split of all of its issued and outstanding common stock. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock of the Company were converted into 1 share. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of the authorized shares did not change.

For the three months ended March 31, 2016, the Company issued 2,950,986 shares of common stock as listed below:

Series C Preferred Stock Conversions	1,511,350
Series C Preferred Stock Dividends	631,047
Convertible Debt Conversions	808,589
Total	2,950,986

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 3,000 shares of preferred stock as Series B Preferred Stock, of which zero shares were issued and outstanding at both March 31, 2016 and December 31, 2015 and 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 4,966 and 5,555 were issued and outstanding at March 31, 2016 and December 31, 2015, respectively.

On May 3, 2016, the board of directors designated 20,250 shares of preferred stock as Series C1 Convertible Preferred Stock. See Note 10, Subsequent Events.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At March 31, 2016, there were 4,966 shares outstanding with a conversion price of $0.09375 per share, such that each share of Series C preferred stock would convert into approximately 52,977,774 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

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

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1,247,737 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At March 31, 2016, the exercise price per share was $0.09375.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended March 31, 2016:

Warrants (Underlying Shares)
Outstanding, January 1, 2016	2,802,384
Issuances	28,952,716
Canceled / Expired	-
Exercised	-
Outstanding, March 31, 2016	31,755,100

The Company had the following shares reserved for the warrants as of March 31, 2016:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
4,399	(1)	$68.00 per share	April 1, 2016
2,852	(2)	$105.00 per share	November 20, 2016
18,581	(3)	$10.46 per share	May 23, 2018
14,176,202	(3)	$0.09375 per share	May 23, 2018
2,000	(4)	$50.00 per share	April 23, 2019
5,618	(4)	$45.00 per share	May 22, 2019
1,842	(5)	$38.00 per share	September 10, 2019
3,255	(6)	$46.081 per share	September 27, 2019
7,553	(7)	$28.13 per share	December 2, 2019
83,927	(8)	$9.00 per share	December 2, 2020
83,927	(8)	$11.00 per share	December 2, 2020
20,000	(9)	$25.50 per share	March 30, 2018
17,547	(10)	$11.88 per share	June 29, 2020
526,421	(11)	$1.03 per share	June 29, 2020
273,684	(12)	$1.03 per share	September 4, 2020
289,737	(13)	$1.03 per share	September 21, 2020
5,163	(14)	$11.88 per share	September 4, 2020
157,895	(15)	$1.03 per share	October 23, 2020
5,163	(16)	$11.88 per share	October 23, 2020
16,069,333	(17)	$0.09375 per share	February 12, 2021
31,755,100

(1)	Issued in February 2014 as part of a buy-back of a minority interest in Interscan in December 2012.
(2)	Issued as part of a November 2011 private placement.
(3)

Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.

These warrants have anti-dilution and price protection and adjust periodically as described later in the notes.

(4)	Issued to a placement agent in conjunction with an April 2014 private placement.
(5)	Issued to a placement agent in conjunction with a September 2014 private placement.
(6)	Issued as part of a September 2014 Regulation S offering.

(7)	Issued to a placement agent in conjunction with a 2014 public offering.
(8)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(9)	Issued as part of a March 2015 private placement.
(10)	Issued to a placement agent in conjunction with a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a June 2015 private placement.
(16)	Issued to a placement agent in conjunction with a June 2015 private placement.
(17)	Issued to a placement agent and a senior secured convertible note holder. These warrants have anti-dilution and price protection and adjust periodically as described later in the notes.

5.   STOCK OPTIONS

Under the Company’s 1995 Stock Plan (the “Plan”), a total of 26,616 shares remained available at March 31, 2016 and 98,451 shares were subject to stock options outstanding as of that date, bringing the total number of shares subject to stock options outstanding and those remaining available for issue to 132,552 shares of common stock as of March 31, 2016. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

The fair value of stock options granted in the period ended March 31, 2015 were estimated using the Black-Scholes option pricing model. No options were issued during the period ended March 31, 2016.

Stock option activity for March 31, 2016 as follows:

	2016
		Weighted Average Exercise
	Shares	Price
Outstanding at beginning of year	105,936	$45.00
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(7,485)	$43.00
Outstanding at end of year	98,451	$45.00

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

As of March 31, 2016 and December 31, 2015, there was no accrual recorded for any potential losses related to pending litigation.

7.   NOTES PAYABLE

Short Term Notes Payable

At March 31, 2016 and December 31, 2015, the Company maintained notes payable and accrued interest to related parties totaling $241,000 and $682,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry an annual interest rate of between 5% and 10%.

At March 31, 2016, the Company maintained a note payable to Premium Assignment Corporation, an insurance premium financing company, of approximately $17,500. This note is 10 month straight-line amortizing loan dated June 24, 2015. The note carries annual interest of 5.2%. The balance due to on the Premium Assignment note was approximately $17,500 and $70,000 at March 31, 2016 and December 31, 2015, respectively.

Notes Payable in Default

At March 31, 2016, and December 31, 2015 the Company maintained notes payable and accrued interest to related and unrelated parties totaling $590,000 and $133,000, respectively. The notes carry interest at 5% to 10% and have default rates as high a 16.5%. As of March 31, 2016 the notes are accruing interest at the default rate.

8.  CONVERTIBLE DEBT

On September 10, 2014, the Company sold a secured promissory note to an accredited investor with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, June 29, 2015, January 21, January 29 and February 12, 2016 the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. On February 11, 2016, the Company consented to an assignment of the note to two accredited investors. In connection with the assignment, the holders waived an ongoing event of default under the notes related to the Company’s minimum market capitalization, and agreed to eliminate the requirement going forward. Pursuant to the terms of the amended note, the holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to the lower of (1) $25.0 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $15.00, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. On March 7, 2016, the Company further amended the notes to eliminate the volume limitations on sales of common stock issued or issuable upon conversion of the notes.

The balance due related to this note was $591,244 and $685,864 at March 31, 2016 and December 31, 2015, respectively.

Total debt issuance costs originally capitalized was approximately $130,000. This amount was being amortized over six months and is fully amortized as of March 31, 2015. Total amortized expense for the three months ended March 31, 2015 was approximately $49,000. For the three months ended March 31, 2015, the Company recorded amortization of approximately $213,000 on the discount.  The original issue discount of $560,000 was fully amortized as of March 31, 2015.

On February 11, 2016, the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, the investor received a warrant exercisable to purchase an aggregate of approximately 1,796,875 million shares of the Company’s common stock. The Company allocated proceeds totaling 359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company will pay monthly interest coupons and, beginning six months after issuance, will pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. As of March 31, 2016, the balance on the convertible debt was $676,110 (net of debt issuance costs of $44,540 and debt discount of $716,850).

The convertible note includes customary event of default provisions and a default interest rate of the lesser of 22% or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB in connection with the transaction.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of March 31, 2016, the exercise price had been adjusted to $0.09375 and the number of common stock shares exchangeable for was 15,333,333. As of March 31, 2016, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of March 31, 2016 the investor had earned approximately $3,000 of royalties.

9.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the period, plus Series C convertible preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

10.  SUBSEQUENT EVENTS

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including John Imhoff, the chairman of the Company’s board of directors, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 9,600 shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 18,396,800 shares of common stock.

The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments.” Separately, on April 27, 2016, the Company entered into a Rollover and Amendment Agreement with another holder of Series C preferred stock pursuant to which the holder agreed to roll over any shares of Series C preferred stock (stated value plus make-whole dividend), as well as any remaining principal and accrued interest on the Company’s convertible promissory note the holder holds, into the Company’s next financing, all on a dollar-for-dollar basis, as long as the next financing involves at least $1 million in cash from investors unaffiliated with the holder. The holder also agreed to return to the Company for cancelation warrants exercisable for 7,148,813 shares of the Company’s common stock that it holds. Except in the event of an additional $50,000 cash investment by the holder in the Company’s next financing, the holder has agreed to execute a customary “lockup” agreement in connection with the financing. Finally, the holder, as the holder of a majority of the outstanding Series C preferred stock, agreed to amend the Series C stock purchase agreement to eliminate any participation rights held by the Series C shareholders and to waive operation of certain anti-dilution provisions of the Series C that would otherwise be triggered by the transactions.

On May 5, 2016 and May 9, 2016 respectively, Jonathan Niloff, age 62, and Linda Rosenstock, age 65, formally announced their decisions not to stand for reelection to the Company’s board of directors at the Company’s 2016 annual meeting of stockholders. Dr. Niloff was appointed to the board in 2010 and Dr. Rosenstock was appointed in 2012. Both of their decisions to resign were for personal reasons and were not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2015 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2016 we have an accumulated deficit of about $122.9 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2016 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2015, the majority of our revenues were from the sale of LuViva devices and disposables, as well as some revenue from grants from the NIH and licensing agreement fees received. We expect that the majority of our revenue in 2016 will be derived from revenue from the sale of LuViva devices and disposables.

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

Reverse Stock Split: On February 24, 2016, we implemented a 1:100 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 100 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. (unless otherwise indicated, all per share amounts reported on a post-split basis)

RECENT DEVELOPMENTS

Between April 27, 2016 and May 3, 2016, we entered into various agreements with certain holders of our Series C preferred stock, including John Imhoff, the chairman of our board of directors, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of our newly created Series C1 preferred stock and 9,600 shares of our common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing we undertake on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, we issued 4,312 shares of Series C1 preferred stock and 18,396,800 shares of common stock.

The Series C1 preferred stock has terms that are substantially the same as our Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments.” Separately, on April 27, 2016, we entered into a Rollover and Amendment Agreement with another holder of Series C preferred stock pursuant to which the holder agreed to roll over any shares of Series C preferred stock (stated value plus make-whole dividend), as well as any remaining principal and accrued interest on our convertible promissory note the holder holds, into our next financing, all on a dollar-for-dollar basis, as long as the next financing involves at least $1 million in cash from investors unaffiliated with the holder. The holder also agreed to return to the Company for cancelation warrants exercisable for 7,148,813 shares of our common stock that it holds. Except in the event of an additional $50,000 cash investment by the holder in our next financing, the holder has agreed to execute a customary “lockup” agreement in connection with the financing. Finally, the holder, as the holder of a majority of the outstanding Series C preferred stock, agreed to amend the Series C stock purchase agreement to eliminate any participation rights held by the Series C shareholders and to waive operation of certain anti-dilution provisions of the Series C that would otherwise be triggered by the transactions.

On May 5, 2016 and May 9, 2016 respectively, Jonathan Niloff, age 62, and Linda Rosenstock, age 65, formally announced their decisions not to stand for reelection to our board of directors at our 2016 annual meeting of stockholders. Dr. Niloff was appointed to the board in 2010 and Dr. Rosenstock was appointed in 2012. Both of their decisions to resign were for personal reasons and were not a result of any disagreement with the Company on any matter relating to our operations, policies or practices.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended March 31, 2016, was $262,000, a 106% increase compared to the same period in 2015. Related costs of sales and net realizable value expenses were approximately $68,000, which resulted in a gross profit of approximately $194,000. Sales revenue for the three months ended March 31, 2015, was approximately $127,000. Related costs of sales were approximately $107,000, which resulted in a gross loss on the device and disposables of approximately $20,000. The increase was related to additional sales of devices and disposables with the Company’s primary distributor, which carry a higher profit margin than unit sales.

Research and Development Expenses:  Research and development expenses decreased to approximately $290,000 for the three months ended March 31, 2016, compared to $373,000 for the same period in 2015.  The decrease, of approximately $83,000, was primarily due to a slight decrease in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $117,000 during the three months ended March 31, 2016, compared to $172,000 for the same period in 2015. The decrease was primarily due to the Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $917,000 during the three months ended March 31, 2016, compared to approximately $963,000 for the same period in 2015.  The decrease of approximately $46,000, or 5.0%, is primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the three months ended March 31, 2016, was approximately $23,000, compared to other income of approximately $21,000 for the three months ended March 31, 2015.

Interest Expense:  Interest expense decreased to approximately $158,000 for the three months ended March 31, 2016, as compared to approximately $492,000 for the same period in 2015, primarily due to amortization of debt discount and debt issuance costs that were higher for the same period in 2015.

Fair Value of Warrants Expense: Fair value of warrants expense recovery was approximately $1,395,000 for the three months ended March 31, 2016, as compared to approximately $714,000 for the same period in 2015.

Net income was approximately $130,000 during the three months ended March 31, 2016, compared to a net loss of $1,245,000 for the same period in 2015, for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At March 31, 2016, we had cash of approximately $56,000 and working capital deficit of approximately $4.0 million.

Our major cash flows in the quarter ended March 31, 2016, consisted of cash out-flows of approximately $955,000 from operations, no cash inflow nor outflow from investing activities and a net change from financing activities of $976,000, which primarily represents the proceeds received from the issuance of $1,437,500 in principal amount of a 17.0% senior secured convertible note, which resulted in net cash proceeds to the Company of $1,029,000.

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

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern.  The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2016 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition. See Note 6 to the financial statements.

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2015, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended through May 3, 2016
4.1	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 12, 2016)
4.2	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)
10.1	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
10.2	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
10.3	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
10.4	Securities Purchase Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed February 12, 2016)
10.5	Security Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed February 12, 2016)
10.6	Consulting Agreement between the Company and GPB Debt Holdings II LLC, dated February 12, 2016 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed February 12, 2016)
10.7	Amendment to Securities Purchase Agreements (Series C Preferred Stock), dated February 10, 2016 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed February 16, 2016)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	May 18, 2016

