Form 10-Q
period 2016-06-30
GUIDED THERAPEUTICS INC
filed 2016-08-17
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2016

Commission File No. 0-22179

GUIDED THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite D

Norcross, Georgia 3092

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

Yes [   ]  No [X]

As of August 11, 2016, the registrant had outstanding 153,919,886 shares of Common Stock.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in Thousands)

ASSETS	June 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$22	$35
Accounts receivable, net of allowance for doubtful accounts of $78 and $95 at June 30, 2016 and December 31, 2015, respectively	289	190
Inventory, net of reserves of $140 and $118, at June 30, 2016 and December 31, 2015, respectively	1,238	1,119
Prepaid expenses and deposits	502	780
Total current assets	2,051	2,124

Property and equipment, net	217	318
Other assets	45	121
Total noncurrent assets	262	439

TOTAL ASSETS	$2,313	$2,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related parties	$532	$752
Note payable in default, including related parties	596	133
Convertible note – in default	1,830	—
Short-term convertible notes payable, net	602	686
Accounts payable	2,208	1,824
Accrued liabilities	2,149	1,907
Deferred revenue	41	217
Total current liabilities	7,958	5,519

Warrants, at fair value	1,491	2,606

TOTAL LIABILITIES	9,449	8,125

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 2.1 and 5.6 shares issued and outstanding as of June 30, 2016 and December 31, 2015, (Liquidation preference of $2,139 and $5,555 at June 30, 2016 and December 31, 2015)	801	2,052
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 4.3 shares issued and outstanding as of June 30, 2016 (Liquidation preference of $4,312 at June 30, 2016)	701	—
Common stock, $.001 Par value; 1,000,000 shares authorized, 84,952 and 2,371 shares issued and outstanding as of June 30, 2016 and December 31, 2015	376	236
Additional paid-in capital	116,192	114,845
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(125,074)	(122,563)

TOTAL STOCKHOLDERS’ DEFICIT	(7,136)	(5,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,313	$2,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, In Thousands)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,

	2016	2015	2016	2015
REVENUE:
Sales – devices and disposables	$129	$103	$391	$229
Cost of goods sold	33	207	101	314
Gross profit (loss)	96	(104)	290	(85)

OPERATING EXPENSES:
Research and development	148	305	438	677
Sales and marketing	86	183	203	355
General and administrative	760	1,019	1,677	1,982
Total operating expenses	994	1,507	2,318	3,014

Operating loss	(898)	(1,601)	(2,028)	(3,074)

OTHER INCOME (EXPENSES):
Other income	21	284	44	290
Interest expense	(1,213)	(323)	(1,371)	(815)
Change in fair value of warrants	211	(66)	1,606	648
Total other income (expenses)	(981)	(105)	279	123

LOSS FROM OPERATIONS	(1,879)	(1,706)	(1,749)	(2,951)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,879)	$(1,706)	$(1,749)	$(2,951)
PREFERRED STOCK DIVIDENDS	(292)	(1,295)	(762)	(1,326)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,171)	$(3,001)	$(2,511)	$(4,277)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.07)	$(0.03)	$(0.14)	$(0.04)
DILUTED	$(0.07)	$(0.03)	$(0.14)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	32,666	107,256	17,875	102,326
DILUTED	32,666	107,256	17,875	102,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,749)	$(2,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	20	—
Depreciation	102	144
Amortization	816	543
Stock based compensation	53	529
Change in fair value of warrants	(1,606)	(648)
Changes in operating assets and liabilities:
Inventory	(120)	194
Accounts receivable	(119)	56
Other current assets	280	73
Other assets	27	10
Accounts payable	384	231
Deferred revenue	(176)	12
Accrued liabilities	549	613
Total adjustments	210	1,757

Net cash used in operating activities	(1,539)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants, net	—	2,033
Net proceeds from issuance of common stock and warrants, net	—	720
Proceeds from debt financing, net of discounts and debt issuance costs	1,618	203
Proceeds from options and warrants exercised	—	141
Payments made on notes payable	(92)	(91)

Net cash provided by financing activities	1,526	3,006

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13)	1,812
CASH AND CASH EQUIVALENTS, beginning of year	35	162
CASH AND CASH EQUIVALENTS, end of period	$22	$1,974
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1	$56
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on beneficial conversion feature of Series C preferred stock	$—	$148
Deemed dividend on price changes for Series B preferred stock warrants	$—	$72
Deemed dividend on December 2014 public offering warrants	$—	$1,042
Term changes on Series B preferred stock and December 2014 public offering warrants resulting in transfer to equity	$—	$1,412
Issuance of common stock as debt repayment	$225	$833
Dividends on preferred stock	$762	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2016, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

On February 24, 2016, the Company implemented a 1:100 reverse stock split of its issued and outstanding common stock. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 237,101,702 shares of Common Stock to 2,371,007 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of June 30, 2016.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2016, it had an accumulated deficit of approximately $125.1 million. Through June 30, 2016, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

Liquidity

At June 30, 2016, the Company had a working capital deficit of approximately $5.9 million and the stockholders’ deficit was approximately $7.1 million, primarily due to recurring net losses from operations and dividends on preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from the sales of stock.

The Company’s plans with respect to its liquidity management include the following:

•	The Company has curtailed operations and reduced discretionary spending and staffing levels.
•	The Company is only pursuing activities where it has financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations.
•	The Company is seeking additional capital in the private and/or public equity markets to continue operations and build sales, marketing, and distribution. The Company is currently evaluating additional equity and debt financing opportunities and may execute them when appropriate. However, there can be no assurances that the Company can consummate such a transaction, or consummate a transaction at favorable pricing.
•	The Company is seeking additional sources of cash flow with strategic businesses.
•	The Company had warrants exercisable for approximately 369 million shares of its common stock outstanding at June 30, 2016, with exercise prices of $0.0042 to $105.00 per share. Exercises of these warrants would generate a total of approximately $6.3 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants

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

During the three and six months ended June 30, 2016, the majority of the Company’s revenues were from two customers. Revenue from these customers totaled approximately $283,000 or 72% for the period ended June 30, 2016. Accounts receivable due from those customers represents 79% of total receivables at June 30, 2016.

Deferred Revenue

The Company defers payments received as revenue until earned based on the related contracts on a straight line basis, over the terms of the contract.

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At June 30, 2016 and December 31, 2015, our inventories were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$861	$686
Work in process	285	186
Finished goods	232	365
Inventory reserve	(140)	(118)
Total	$1,238	$1,119

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Equipment	$1,378	$1,377
Software	740	740
Furniture and fixtures	124	124
Leasehold improvement	199	199
	2,441	2,440
Less: accumulated depreciation	(2,224)	(2,122)
Total	$217	$318

Prepaid Expenses and Deposits

Prepaid expenses and deposits are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Prepaid expenses	$22	$26
Prepaid insurance	181	108
Prepaid investor relations	—	275
Deposits - equipment	297	368
Deposits - other	2	3
Total	$502	$780

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Accrued compensation	$1,245	$1,235
Accrued professional fees	73	154
Deferred rent	26	36
Accrued warranty	65	82
Accrued vacation	193	177
Accrued interest	68	—
Accrued dividends	263	167
Other accrued expenses	216	56
Total	$2,149	$1,907

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

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. At December 31, 2015, the Company has approximately $28.0 million of net operating loss eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2016 and December 31, 2015 there were no uncertain tax positions.

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

For the six months ended June 30, 2016 and 2015 share-based compensation for options attributable to employees, officers and Board members were approximately $53,000 and $529,000. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of June 30, 2016, the Company had approximately $150,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of June 30, 2016. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2016 and December 31, 2015:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2016

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$-	$-	$(1)	$(1)
Warrants issued in connection with Senior Secured Debt	-	-	(1,376)	(1,376)
Warrants to be issued in connection with distributor debt	-	-	(114)	(114)

Total long-term liabilities at fair value	$-	$-	$(1,491)	$(1,491)

	Fair Value at December 31, 2015

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$(1,145)	$(1,145)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(1,461)	(1,461)

Total long-term liabilities at fair value	$—	$—	$(2,606)	$(2,606)

The following is a summary of changes to Level 3 instruments during the six months ended June 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Series C Warrants	Series B Warrants	Senior Secured Debt	Distributor Debt	Total

Balance, December 31, 2015	$(1,145)	$(1,461)	$–	$–	$(2,606)
Warrants issued during the period	–	–	(377)	(114)	(491)
Change in fair value during the period	1,144	1,461	(999)	–	1,606

Balance, June 30, 2016	$(1)	$–	$(1,376)	$(114)	$(1,491)

As of June 30, 2016, the fair value of warrants was approximately $1.5 million. A net change of approximately $1.6 million has been recorded to the accompanying statement of operations for the six months ended.

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 84,952,126 were issued and outstanding as of June 30, 2016. For the year ended December 31, 2015, there were 1,000,000,000 authorized shares of common stock, of which 2,371,017 were issued and outstanding.

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

For the six months ended June 30, 2016, the Company issued 82,581,109 shares of common stock as listed below:

Series C Preferred Stock Conversions	29,805,879
Series C Preferred Stock Dividends	20,808,541
Common Stock Issued as Payment for Accrued Dividends	30,745
Convertible Debt Conversions	5,226,903
Series C Exchanges	18,396,800
Series B Tranche B Warrants Exchanges	8,312,241
Total	82,581,109

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 3,000 shares of preferred stock as Series B Preferred Stock, none of which remained outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 2,188 and 5,555 were issued and outstanding at June 30, 2016 and December 31, 2015, respectively, and 20,250 shares of Series C1 Convertible Preferred Stock, of which 4,312 and none were issued and outstanding at June 30, 2016 and December 31, 2015, respectively.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2016, there were 2,188 shares outstanding with a conversion price of $0.017824 per share, such that each share of Series C preferred stock would convert into approximately 122,755,835 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

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

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 120,000 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At June 30, 2016, the exercise price per share was $0.017824.

On May 23, 2016, an investor canceled warrants exercisable into 722,211 common stock shares that were received in connection with the 2015 Series C financing. The same investor also transferred warrants exercisable for 120,000 common stock shares to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including John Imhoff, the chairman of the Company’s board of directors, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 9,600 shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 18,396,800 shares of common stock. At June 30, 2016, there were 4,312 shares outstanding with a conversion price of $0.017824 per share, such that each share of Series C preferred stock would convert into approximately 241,949,057 shares of the Company’s common stock.

The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments.”

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended June 30, 2016:

Warrants (Underlying Shares)
Outstanding, January 1, 2016	2,802,384
Issuances	375,015,896
To be issued	13,791,518
Canceled / Expired	(8,865,621)
Exercised	-
Outstanding, June 30, 2016	382,744,177

The Company had the following shares reserved for the warrants as of June 30, 2016:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
2,852	(1)	$105.00 per share	November 20, 2016
18,581	(2)	$10.46 per share	May 23, 2018
6,030,282	(3)	$0.09375 per share	June 14, 2021
2,000	(4)	$50.00 per share	April 23, 2019
5,618	(5)	$45.00 per share	May 22, 2019
1,842	(5)	$38.00 per share	September 10, 2019
3,255	(6)	$46.081 per share	September 27, 2019
7,553	(7)	$28.13 per share	December 2, 2019
83,927	(8)	$9.00 per share	December 2, 2020
83,927	(8)	$11.00 per share	December 2, 2020
20,000	(9)	$25.50 per share	March 30, 2018
17,547	(10)	$11.88 per share	June 29, 2020
120,000	(11)	$0.80 per share	June 29, 2020
115,789	(12)	$0.80 per share	September 4, 2020
131,842	(13)	$0.80 per share	September 21, 2020
5,163	(14)	$11.88 per share	September 4, 2020
157,895	(15)	$0.80 per share	October 23, 2020
5,163	(16)	$11.88 per share	October 23, 2020
345,552,885	(17)	$0.0166 per share	June 14, 2021
16,586,538	(18)	$0.0166 per share	February 21, 2021
13,791,518	(19)	$0.0174 per share	June 6, 2021
382,744,177

(1)	Issued as part of a November 2011 private placement.
(2)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(3)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(4)	Issued to a placement agent in conjunction with an April 2014 private placement.
(5)	Issued to a placement agent in conjunction with a September 2014 private placement.
(6)	Issued as part of a September 2014 Regulation S offering.
(7)	Issued to a placement agent in conjunction with a 2014 public offering.
(8)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(9)	Issued as part of a March 2015 private placement.
(10)	Issued to a placement agent in conjunction with a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a June 2015 private placement.
(16)	Issued to a placement agent in conjunction with a June 2015 private placement.
(17)	Issued as part of a February 2016 private placement.
(18)	Issued to a placement agent in conjunction with a February 2016 private placement.
(19)	Contractually obligated to be issued pursuant to a strategic license agreement.

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in our corporate structure; except for (10). In addition, warrants subject to footnotes (3) and (11)-(13), (15), and (17) – (19) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (3) in the table above and footnote (17), increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of our common stock, unless such subsequent issuance is exempt under the terms of the warrants.

The warrants subject to footnote (3) are subject to a mandatory exercise provision. This provision permits us, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of our receipt of an approvable letter from the FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1.30 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date we deliver a notice demanding exercise is at least $162.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, we also may be required to repurchase these warrants, as well as the warrants subject to footnote (2) in the table above.

The warrants subject to footnote (6) in the table above are also subject to a mandatory exercise provision. This provision permits us, subject to certain limitations, to require the exercise of such warrants should the average trading price of our common stock over any 30 consecutive day trading period exceed $92.16.

The warrants subject to footnote (8) in the table above are also subject to a mandatory exercise provision. This provision permits us, subject to certain limitations, to require exercise of 50% of the then-outstanding warrants if the trading price of our common stock is at least two times the initial warrant exercise price for any 20-day trading period. Further, in the event that the trading price of our common stock is at least 2.5 times the initial warrant exercise price for any 20-day trading period, we will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Any warrants not exercised within the prescribed time periods will be canceled to the extent of the number of shares subject to mandatory exercise.

The holders of the warrants subject to footnote (3) in the table above have agreed to surrender the warrants upon consummation of this offering for new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants.

Series B Tranche B Warrants

As discussed in footnote (3), fair value measurements, these Series B Tranche B warrants were contractually agreed to between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of certain warrants, pursuant to which each holder separately agreed to exchange warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 94,825,888 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 13,517,342 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 173,365,822 shares of common stock. As of June 30, 2016, the Company had issued 8,312,241 shares of common stock and rights to common stock shares for 5,205,101. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

 5.   STOCK OPTIONS

Under the Company’s 1995 Stock Plan (the “Plan”), zero shares remained available for issuance. The Plan allows the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options is determined by the Company’s board of directors, but incentive stock options must be granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

As of June 30, 2016, we have issued options to purchase a total of 98,161 shares of our common stock pursuant to our equity incentive plan, at a weighted average exercise price of $40.30 per share. Recommendations for option grants under our equity incentive plans are made by the compensation committee of our board, subject to ratification by the full board. The compensation committee may issue options with varying vesting schedules, but all options granted pursuant to our equity incentive plans must be exercised within ten years from the date of grant.

The fair value of stock options granted in the period ended June 30, 2015 were estimated using the Black-Scholes option pricing model. No options were issued during the period ended June 30, 2016.

Stock option activity for June 30, 2016 as follows:

	2016
		Weighted Average Exercise
	Shares	Price
Outstanding at beginning of year	105,936	$45.00
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(7,775)	$71.16
Outstanding at end of year	98,161	$40.30

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

As of June 30, 2016 and December 31, 2015, there was no accrual recorded for any potential losses related to pending litigation.

7.   NOTES PAYABLE

Short Term Notes Payable

At June 30, 2016 and December 31, 2015, the Company maintained notes payable and accrued interest to both related and non-related parties totaling $360,000 and $682,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5.0% and 10.0%.

In June 2016, the Company entered into a premium finance agreement to finance its insurance policies totaling $172,351. The note requires monthly payments of $17,622, including interest at 4.87% and matures in April 2017. The balance due on this note totaled $172,000 at June 30, 2016.

In June 2015, the Company entered into a similar short-term note payable for the financing of its insurance policies. This note required monthly payments of $17,614, including interest at 5.2% and matured in April 2016. The balance due on this note totaled $70,000 at December 31, 2015.

Notes Payable in Default

At June 30, 2016, and December 31, 2015 the Company maintained notes payable and accrued interest to related and unrelated parties totaling $596,000 and $133,000, respectively. The notes carry interest at 5% to 10% and have default rates as high a 16.5%. As of June 30, 2016 the notes are accruing interest at the default rate.

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

The balance due related to this note was $516,244 and $685,864 at June 30, 2016 and December 31, 2015, respectively.

Total debt issuance costs originally capitalized was approximately $130,000. This amount was being amortized over six months and was fully amortized as of June 30, 2015. Total amortized expense for the six months ended June 30, 2015 was approximately $49,000. For the six months ended June 30, 2015, the Company recorded amortization of approximately $213,000 on the discount.  The original issue discount of $560,000 was fully amortized as of June 30, 2015.

On June 5, 2016, the Company entered into a license agreement with a distributor pursuant to which the Company granted the distributor an exclusive license to manufacture, sell and distribute the Company’s LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. The distributor is currently is the Company’s exclusive distributor in China, Macau and Hong Kong, and the license will extend to manufacturing in those countries as well.

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. Absent such a transaction, the payment will increase to $300,000 and will be payable by December 31, 2016. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $0.017, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 13.8 million shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

The Company allocated proceeds of $114,000 to the fair value of the warrants for a remaining balance of $86,000 related to the convertible note at June 30, 2016. The discount of $154,000 will be amortized over 90 days.

9.  CONVERTIBLE DEBT IN DEFAULT

On February 11, 2016, the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, the investor received a warrant exercisable to purchase an aggregate of approximately 1,796,875 million shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company will pay monthly interest coupons and, beginning six months after issuance, will pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. The Company is currently in default as they are past due on their required monthly interest payments. In the event of default, the Company shall accrue interest at a rate of the lesser of 22% or the maximum permitted by law. The Company has accrued $68,218 for past due interest payments at June 30, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance. As of June 30, 2016, the balance due on the convertible debt was $1,830,000 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and the accredited investor with the transaction.

On May 28, 2016, in exchange for an additional $87,500 in cash to the Company, the principal balance was increased by the same amount.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of June 30, 2016, the exercise price had been adjusted to $0.0416 and the number of common stock shares exchangeable for was 366,586,538. As of June 30, 2016, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of June 30, 2016 the investor had earned approximately $13,000 of royalties.

10.  INCOME (LOSS) PER COMMON SHARE

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

11.  SUBSEQUENT EVENTS

On July 13, 2016, the Company consented to the assignment of the convertible debt by one of the accredited investors of its portion of the note to a third accredited investor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2015 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2016 we have an accumulated deficit of approximately $125.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2016 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

On July 1, 2016, we filed a registration statement for the purposes of attempting to raise $5.0 million by issuing Series D Preferred Stock and Warrants.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended June 30, 2016, was $129,000, a 25% increase compared to the same period in 2015. Related costs of sales and net realizable value expenses for the three months ended June 30, 2016, were approximately $33,000, which resulted in a gross profit of approximately $96,000. Sales revenue for the three months ended June 30, 2015, was approximately $103,000. Related costs of sales in that period were approximately $207,000, which resulted in a gross loss on the device and disposables of approximately $104,000. The increase in the second quarter of 2016 as compared to the second quarter of 2015 was related to additional sales of devices and disposables and reduction of absorption costs.

Research and Development Expenses:  Research and development expenses decreased to approximately $148,000 for the three months ended June 30, 2016, compared to $305,000 for the same period in 2015.  The decrease, of approximately $157,000, or 51.0%, was primarily due to decreases in research and development payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $86,000 during the three months ended June 30, 2016, compared to $183,000 for the same period in 2015. The decrease, of approximately $97,000, or 53.0%, was primarily due to the Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $760,000 during the three months ended June 30, 2016, compared to approximately $1,019,000 for the same period in 2015.  The decrease of approximately $259,000, or 25.0%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the three months ended June 30, 2016, was approximately $21,000, compared to other income of approximately $284,000 for the three months ended June 30, 2015. The decrease, of approximately $263,000, or 93.0%, was primarily due to $230,000 of accounts payable that were written off and $50,000 of income recorded for a license agreement.

Interest Expense:  Interest expense increased to approximately $1,213,000 for the three months ended June 30, 2016, as compared to approximately $323,000 for the same period in 2015. The increase, of approximately $890,000, or 276.0%, was primarily due to amortization of debt discount, debt issuance costs and penalty on event default of convertible loan that were higher than the same period in 2015.

Fair Value of Warrants (Income) Expense: Fair value of warrants expense recovery was approximately $211,000 for the three months ended June 30, 2016, as compared to a warrant expense of approximately $66,000 for the same period in 2015.

Net loss was approximately $1,879,000 during the three months ended June 30, 2016, compared to a net loss of $1,706,000 for the same period in 2015. The decrease in the net loss of $173,000, or 10.0%, was for the reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the six months ended June 30, 2016, was $391,000, a 71% increase compared to the same period in 2015. Related costs of sales and net realizable value expenses for the six months ended June 30, 2016 were approximately, $101,000, which resulted in a gross profit of approximately $290,000. Sales revenue for the six months ended June 30, 2015, was approximately $229,000. Related costs of sales in that period were approximately $314,000, which resulted in a gross loss on the device and disposables of approximately $85,000. The increase in the first six months of 2016 as compared to the first six months of 2015 was related to additional sales of disposables with the Company’s primary distributor, which carry a higher profit margin than device sales.

Research and Development Expenses:  Research and development expenses decreased to approximately $438,000 or the six months ended June 30, 2016, compared to $677,000 for the same period in 2015.  The decrease, of approximately $239,000, or 35.0% is primarily due to a slight decrease in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $203,000 during the six months ended June 30, 2016, compared to $355,000 for the same period in 2015. The decrease, of approximately $152,000, or 43.0% was primarily due to the Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $1,677,000 during the six months ended June 30, 2016, compared to approximately $1,982,000 for the same period in 2015.  The decrease of approximately $305,000, or 15.0%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the six months ended June 30, 2016, was approximately $44,000, compared to other income of approximately $290,000 for the six months ended June 30, 2015. The decrease of approximately $246,000, or 85.0%, was primarily due to $230,000 of accounts payable that were written off and $50,000 of income recorded for a license agreement.

Interest Expense:  Interest expense increased to approximately $1,371,000 for the six months ended June 30, 2016, as compared to approximately $815,000 for the same period in 2015. The increase of approximately $556,000, or 68.0%, was primarily due to amortization of debt discount, debt issuance costs and penalty on event default of convertible loan that were higher than the same period in 2015.

Fair Value of Warrants Expense: Fair value of warrants expense recovery was approximately $1,606,000 for the six months ended June 30, 2016, as compared to approximately $648,000 for the same period in 2015.

Net loss was approximately $1,749,000 during the six months ended June 30, 2016, compared to a net loss of $2,951,000 for the same period in 2015. The decrease in the net loss of $1,202,000, or 41.0%, was for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At June 30, 2016, we had cash of approximately $22,000 and working capital deficit of approximately $5.6 million.

Our major cash flows in the quarter ended June 30, 2016, consisted of cash out-flows of approximately $1.5 million from operations, no cash inflow nor outflow from investing activities and a net change from financing activities of $1.5 million, which primarily represents the proceeds received from the issuance of convertible notes.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2016. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2016 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors has asked our stockholders to approve a proposal to authorize our board to effect a reverse stock split of our common stock. There are risks associated with a reverse stock split, if it is effected.

On May 18, 2016, our board determined to recommend that at our 2016 annual stockholders’ meeting, our stockholders grant the board the authority, in its discretion, to effect a reverse stock split by a ratio of not less than 1:10 and not more than 1:400, with no change in the number of authorized shares of our common stock, and all fractional shares created by the reverse stock split to be rounded to the nearest whole share. On May 26, 2016, our largest stockholder, John Imhoff, who is also one of our directors, agreed to vote his shares of common stock in favor of the reverse stock split. As of the record date for the 2016 annual meeting, Dr. Imhoff held 10,361,179 shares, or 19.26%, of the outstanding shares of common stock. On August [*], 2016, in response to sustained drops in the market price of our common stock, the board determined to increase the ratio for the reverse stock split to 1:800.

We intend to effect the reverse stock split as soon as practicable after stockholder approval; however, there are no assurances that the reverse stock split will be implemented. If the reverse stock split is effected, there are certain risks associated with the reverse stock split, including the following:

•	We would have additional authorized shares of common stock that the board could issue in future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.
•	There can be no assurance that the reverse stock split, if completed, will achieve the benefits that we hope it will achieve. The total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

ITEM 2.  UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended through May 3, 2016 (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q for the quarter ended March 31, 2016, filed May 19, 2016)
4.1	Form of Warrant (Series B-Tranche B Exchanges; GPB Exchange) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 14, 2016)
10.1	Rollover and Amendment Agreement, dated April 27, 2016, by and between the Company and Aquarius Opportunity Fund (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 3, 2016)
10.2	Form of Letter Agreement (Series C Exchanges) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 3, 2016)
10.3	License Agreement, dated June 5, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 8, 2016)
10.4	Form of Warrant Exchange Agreement (Warrant-for-Shares) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 14, 2016)
10.5	Form of Warrant Exchange Agreement (Warrant-for-Warrant) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed June 14, 2016)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 17, 2016

