Form 10-Q
period 2016-09-30
GUIDED THERAPEUTICS INC
filed 2016-12-05
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2016

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

Yes [   ]  No [X]

As of November 30, 2016, the registrant had outstanding 570,707 shares of Common Stock.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in Thousands)

ASSETS	September 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$4	$35
Accounts receivable, net of allowance for doubtful accounts of $62 and $95 at September 30, 2016 and December 31, 2015, respectively	226	190
Inventory, net of reserves of $121 and $118, at September 30, 2016 and December 31, 2015, respectively	1,171	1,119
Prepaid expenses and deposits	463	780
Total current assets	1,864	2,124

Property and equipment, net	171	318
Other assets	25	121
Total noncurrent assets	196	439

TOTAL ASSETS	$2,060	$2,563

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term notes payable, including related parties	$580	$752
Note payable in default, including related parties	602	133
Convertible note – in default	1,830	—
Related party short-term convertible note payable, net	193	—
Short-term convertible notes payable, net	517	686
Accounts payable	2,450	1,824
Accrued liabilities	2,308	1,907
Deferred revenue	69	217
Total current liabilities	8,549	5,519

Warrants, at fair value	821	2,606

TOTAL LIABILITIES	9,370	8,125

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 1.8 and 5.6 shares issued and outstanding as of September 30, 2016 and December 31, 2015, (Liquidation preference of $1,773 and $5,555 at September 30, 2016 and December 31, 2015)	649	2,052
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 4.3 shares issued and outstanding as of September 30, 2016 (Liquidation preference of $4,312 at September 30, 2016)	701	—
Common stock, $.001 Par value; 1,000,000 shares authorized, 390 and 3 shares issued and outstanding as of September 30, 2016 and December 31, 2015	600	236
Additional paid-in capital	116,337	114,845
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(125,465)	(122,563)

TOTAL STOCKHOLDERS’ DEFICIT	(7,310)	(5,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,060	$2,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

guided therapeutics inc. and subsidiary CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Uaudited, in Thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2016	2015	2016	2015
REVENUE:
Sales – devices and disposables	$95	$102	$486	$356
Cost of goods sold	85	230	185	544
Gross profit (loss)	10	(128)	301	(188)

OPERATING EXPENSES:
Research and development	87	413	525	1,090
Sales and marketing	92	187	295	542
General and administrative	510	1,110	2,187	2,863
Total operating expenses	689	1,710	3,007	4,495

Operating loss	(679)	(1,838)	(2,706)	(4,683)

OTHER INCOME (EXPENSES):
Other income	24	10	67	69
Interest expense	(226)	(404)	(1,597)	(1,240)
Change in fair value of warrants	670	41	2,276	710
Total other income (expenses)	468	(353)	746	(461)

LOSS FROM OPERATIONS	(211)	(2,191)	(1,960)	(5,144)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(211)	$(2,191)	$(1,960)	$(5,144)
PREFERRED STOCK DIVIDENDS	(179)	(545)	(941)	(1,871)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(390)	$(2,736)	$(2,901)	$(7,015)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.0017)	$(1,753)	$(0.0319)	$(7,015)
DILUTED	$(0.0017)	$(1.753)	$(0.0319)	$(7.015)

WEIGHTED AVERAGE SHARES OUTSTANDING (post 1:800 reverse stock split)
BASIC	226,434	2	90,807	1
DILUTED	226,434	2	90,807	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,960)	$(5,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	4	—
Depreciation	148	213
Amortization	930	777
Stock based compensation	72	802
Change in fair value of warrants	(2,276)	(710)
Changes in operating assets and liabilities:
Inventory	(40)	268
Accounts receivable	(53)	119
Other current assets	317	(497)
Other assets	47	(390)
Accounts payable	626	(267)
Deferred revenue	(148)	9
Accrued liabilities	728	830
Total adjustments	355	1,554

Net cash used in operating activities	(1,605)	(3,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	—	(2)

Net cash used in investing activities	—	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants, net	—	3,115
Net proceeds from issuance of common stock and warrants, net	—	720
Proceeds from debt financing, net of discounts and debt issuance costs	1,719	415
Proceeds from options and warrants exercised	—	141
Payments made on notes payable	(145)	(789)

Net cash provided by financing activities	1,574	3,602

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31)	10
CASH AND CASH EQUIVALENTS, beginning of year	35	162
CASH AND CASH EQUIVALENTS, end of period	$4	$172
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$62	$76
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on beneficial conversion feature of Series C preferred stock	$—	$148
Deemed dividend on price changes for Series B preferred stock warrants	$—	$64
Deemed dividend on December 2014 public offering warrants	$—	$1,049
Term changes on Series B preferred stock and December 2014 public offering warrants resulting in transfer to equity	$—	$1,412
Issuance of common stock as debt repayment	$251	$902
Repayment of deferred compensation via issuance of preferred stock	—	100
Dividends on preferred stock	$941	$610

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X by Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary InterScan, Inc., (“Interscan”) (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company”. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of September 30, 2016. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

The Company's prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2016, it had an accumulated deficit of approximately $125.5 million. Through September 30, 2016, the Company has devoted substantial resources to research and development efforts. The Company does not have significant experience in manufacturing, marketing or selling its products. The Company's development efforts may not result in commercially viable products and it may not be successful in introducing its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company's products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and commercialization of the Company's products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

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

Liquidity

At September 30, 2016, the Company had a working capital deficit of approximately $6.7 million and the stockholders’ deficit was approximately $7.3 million, primarily due to recurring net losses from operations and dividends on preferred stock, offset by proceeds from sales of stock.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes calculations, Monte Carlo simulations and binomial calculations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Guided Therapeutics, Inc. and its wholly owned subsidiary.

Accounting Standard Updates

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. On January 1, 2016, the Company adopted the provisions of ASU 2015-03 and prior period amounts have been reclassified to conform to the current period presentation.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferral of the effective date, which amends ASU 2014-09. As a result, the effective date is the first quarter of 2018, with early adoption permitted. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months and disclose key information about leasing arrangements. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects of accounting for share-based payment awards. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues. The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

Except as noted above, the guidance issued by the FASB is not expected to have a material effect on the Company’s consolidated financial statements.

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

During the three and nine months ended September 30, 2016, the majority of the Company’s revenues were from three customers. Revenue from these customers totaled approximately $369,000 or 76% for the period ended September 30, 2016. Accounts receivable due from those customers represents 77% of total receivables at September 30, 2016.

Deferred Revenue

The Company defers payments received as revenue until earned based on the related contract on a straight line basis, over the terms of the contract.

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At September 30, 2016 and December 31, 2015, our inventories were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$862	$686
Work in process	271	186
Finished goods	159	365
Inventory reserve	(121)	(118)
Total	$1,171	$1,119

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Equipment	$1,378	$1,377
Software	740	740
Furniture and fixtures	124	124
Leasehold improvement	199	199
Total	2,441	2,440
Less: accumulated depreciation	(2,270)	(2,122)
Total	$171	$318

Prepaid Expenses and Deposits

Prepaid expenses and deposits are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Prepaid expenses	$12	$26
Prepaid insurance	133	108
Prepaid investor relations	—	275
Deposits - equipment	316	368
Deposits - other	2	3
Total	$463	$780

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Accrued compensation	$1,521	$1,235
Accrued professional fees	79	154
Deferred rent	19	36
Accrued warranty	63	82
Accrued vacation	183	177
Accrued interest	65	—
Accrued dividends	266	167
Other accrued expenses	112	56
Total	$2,308	$1,907

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

Uncertain Tax Positions

Effective January 1, 2007 the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2016 and December 31, 2015 there were no uncertain tax positions.

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

For the nine months ended September 30, 2016 and 2015 share-based compensation for options attributable to employees, officers and Board members were approximately $72,000 and $802,000. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options that vest over time are recognized over the vesting period. As of September 30, 2016, the Company had approximately $109,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of September 30, 2016. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of September 30, 2016 and December 31, 2015:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2016

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$—	$—
Warrants issued in connection with Senior Secured Debt	—	—	(707)	(707)
Warrants to be issued in connection with distributor debt	—	—	(114)	(114)

Total long-term liabilities at fair value	$—	—	$(821)	$(821)

	Fair Value at December 31, 2015

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$(1,145)	$(1,145)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(1,461)	(1,461)

Total long-term liabilities at fair value	$—	$—	$(2,606)	$(2,606)

The following is a summary of changes to Level 3 instruments during the nine months ended September 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Series C Warrants	Series B Warrants	Senior Secured Debt	Distributor Debt	Total

Balance, December 31, 2015	$(1,145)	$(1,461)	$–	$–	$(2,606)
Warrants issued during the period	–	–	(377)	(114)	(491)
Change in fair value during the period	1,144	1,461	(330)	–	2,276

Balance, September 30, 2016	$—	$—	$(707)	$(114)	$(8211)

As of September 30, 2016, the fair value of warrants was approximately $0.8 million. A net change of approximately $2.3 million has been recorded to the accompanying statement of operations for the nine months ended.

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 389,914 were issued and outstanding as of September 30, 2016. For the year ended December 31, 2015, there were 1,000,000,000 authorized shares of common stock, of which 2,964 were issued and outstanding.

On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock. The number of the authorized shares did not change.

For the nine months ended September 30, 2016, the Company issued 386,950 shares of common stock as listed below:

Series C Preferred Stock Conversions	206,626
Series C Preferred Stock Dividends	117,865
Common Stock Issued as Payment for Accrued Dividends	38
Convertible Debt Conversions	24,659
Series C Exchanges	22,996
Series B Tranche B Warrants Exchanges	14,766
Total	386,950

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 3,000 shares of preferred stock as Series B Preferred Stock, none of which remained outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 1,773 and 5,555 were issued and outstanding at September 30, 2016 and December 31, 2015, respectively, and 20,250 shares of Series C1 Convertible Preferred Stock, of which 4,312 and none were issued and outstanding at September 30, 2016 and December 31, 2015, respectively.

Series C Convertible Preferred Stock

On June 29, 2015, the Company entered into a securities purchase agreement with certain accredited investors, including John Imhoff, a member of the Board, for the issuance and sale of an aggregate of 6,737 shares of Series C convertible preferred stock, at a purchase price of $750 per share and a stated value of $1,000 per share. On September 3, 2015 the Company entered into an interim agreement amending the securities purchase agreement to provide for certain of the investors to purchase an additional aggregate of 1,166 shares. Total cash and non-cash expenses were valued at $853,000, resulting in net proceeds of $3,698,000.

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At September 30, 2016, there were 1,773 shares outstanding with a conversion price of $0.95 per share, such that each share of Series C preferred stock would convert into approximately 1,058 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the amount of unpaid dividends through the Dividend End Date on the converted shares. At September 30, 2016, the “make-whole payment” for a converted share of Series C preferred stock would convert to 127 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 150 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At September 30, 2016, the exercise price per share was $640.00.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including John Imhoff, the chairman of the Company’s board of directors, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 22,996 shares of common stock. At September 30, 2016, there were 4,312 shares outstanding with a conversion price of $0.95 per share, such that each share of Series C preferred stock would convert into approximately 1,058 shares of the Company’s common stock

The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments” and, while it has the same anti-dilution protections afforded the Series C preferred stock, it does not automatically reset in connection with a reverse stock split or conversion of our outstanding convertible debt.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended September 30, 2016:

Warrants (Underlying Shares)
Outstanding, January 1, 2016	3,503
Issuances	1,894,212
To be issued	17,239
Canceled / Expired	(11,082)
Exercised	—
Outstanding, September 30, 2016	1,903,872

The Company had the following shares reserved for the warrants as of September 30, 2016:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
4	(1)	$84,000.00 per share	November 20, 2016
24	(2)	$8,368.00 per share	May 23, 2018
1,617	(3)	$75.00 per share	June 14, 2021
3	(4)	$40,000.00 per share	April 23, 2019
8	(5)	$36,000.00 per share	May 22, 2019
3	(5)	$30,400.00 per share	September 10, 2019
5	(6)	$36,864.80 per share	September 27, 2019
10	(7)	$22,504.00 per share	December 2, 2019
105	(8)	$7,200.00 per share	December 2, 2020
105	(8)	$8,800.00 per share	December 2, 2020
25	(9)	$20,400.00 per share	March 30, 2018
22	(10)	$9,504.00 per share	June 29, 2020
659	(11)	$640.00 per share	June 29, 2020
343	(12)	$640.00 per share	September 4, 2020
363	(13)	$640.00 per share	September 21, 2020
7	(14)	$9,504.00 per share	September 4, 2020
198	(15)	$640.00 per share	October 23, 2020
7	(16)	$9,504.00 per share	October 23, 2020
1,796,875	(17)	$0.80 per share	June 14, 2021
86,250	(18)	$0.080 per share	February 21, 2021
17,239	(19)	$13.92 per share	June 6, 2021
1,903,872

(1)	Issued as part of a November 2011 private placement.
(2)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(3)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(4)	Issued to a placement agent in conjunction with an April 2014 private placement.
(5)	Issued to a placement agent in conjunction with a September 2014 private placement.
(6)	Issued as part of a September 2014 Regulation S offering.
(7)	Issued to a placement agent in conjunction with a 2014 public offering.
(8)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(9)	Issued as part of a March 2015 private placement.
(10)	Issued to a placement agent in conjunction with a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a June 2015 private placement.
(16)	Issued to a placement agent in conjunction with a June 2015 private placement.
(17)	Issued as part of a February 2016 private placement.
(18)	Issued to a placement agent in conjunction with a February 2016 private placement.
(19)	Contractually obligated to be issued pursuant to a strategic license agreement.

 All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (10). In addition, warrants subject to footnotes (3) and (11)-(13), (15), and (17) – (19) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (3) in the table above and footnote (17), increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

The warrants subject to footnote (3) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of an approvable letter from the FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1,040.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $129,600.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (2) in the table above.

The warrants subject to footnote (6) in the table above are also subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require the exercise of such warrants should the average trading price of its common stock over any 30 consecutive day trading period exceed $92.16.

The warrants subject to footnote (8) in the table above are also subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of 50% of the then-outstanding warrants if the trading price of its common stock is at least two times the initial warrant exercise price for any 20-day trading period. Further, in the event that the trading price of the Company’s common stock is at least 2.5 times the initial warrant exercise price for any 20-day trading period, the Company will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Any warrants not exercised within the prescribed time periods will be canceled to the extent of the number of shares subject to mandatory exercise.

The holders of the warrants subject to footnote (3) in the table above have agreed to surrender the warrants, upon consummation of a qualified public financing, for new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants.

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,185,357 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 16,897 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 216,707 shares of common stock. As of September 30, 2016, the Company had issued 10,390 shares of common stock and rights to common stock shares for 6,506. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at September 30, 2016. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

As of September 30, 2016, the Company has issued and outstanding options to purchase a total of 112 shares of common stock pursuant to the Plan, at a weighted average exercise price of $29,360.00 per share.

The fair value of stock options granted in the period ended September 30, 2015 were estimated using the Black-Scholes option pricing model. No options were issued during the period ended September 30, 2016.

Stock option activity for September 30, 2016 as follows:

	2016
		Weighted Average Exercise
	Shares	Price
Outstanding at beginning of year	132	$36,000.00
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(21)	$74,160.00
Outstanding at end of year	112	$29,376.00

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

As of September 30, 2016 and December 31, 2015, there was no accrual recorded for any potential losses related to pending litigation.

7.   NOTES PAYABLE

Short Term Notes Payable

At September 30, 2016 and December 31, 2015, the Company maintained notes payable and accrued interest to both related and non-related parties totaling $459,000 and $682,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5.0% and 10.0%.

In June 2016, the Company entered into a premium finance agreement to finance its insurance policies totaling $172,351. The note requires monthly payments of $17,622, including interest at 4.87% and matures in April 2017. The balance due on this note totaled $121,000 at September 30, 2016.

In June 2015, the Company entered into a similar short-term note payable for the financing of its insurance policies. This note required monthly payments of $17,614, including interest at 5.2% and matured in April 2016. The balance due on this note totaled $70,000 at December 31, 2015.

Notes Payable in Default

At September 30, 2016, and December 31, 2015 the Company maintained notes payable and accrued interest to related and unrelated parties totaling $602,000 and $133,000, respectively. The notes carry interest at 5% to 10% and have default rates as high a 16.5%. As of September 30, 2016 the notes are accruing interest at the default rate.

8.  CONVERTIBLE DEBT

Secured Promissory Note.

On September 10, 2014, the Company sold a secured promissory note to an accredited investor with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, June 29, 2015, January 21, 2016, January 29, 2016, and February 12, 2016 the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. On February 11, 2016, the Company consented to an assignment of the note to two accredited investors. In connection with the assignment, the holders waived an ongoing event of default under the notes related to the Company’s minimum market capitalization, and agreed to eliminate the requirement going forward. Pursuant to the terms of the amended note, the holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to the lower of (1) $25.0 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $15.00, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. On March 7, 2016, the Company further amended the note to eliminate the volume limitations on sales of common stock issued or issuable upon conversion. On July 13, 2016, the Company consented to the assignment by one of the accredited investors of its portion of the note of to a third accredited investor.

The balance due on the note was $516,501 and $685,864 at September 30, 2016 and December 31, 2015, respectively.

Total debt issuance costs as originally capitalized were approximately $130,000. This amount was amortized over nine months and was fully amortized as of September 30, 2015. Total amortized expense for the nine months ended September 30, 2015 was approximately $49,000. For the nine months ended September 30, 2015, the Company recorded amortization of approximately $213,000 on the discount. The original issue discount of $560,000 was fully amortized as of September 30, 2015.

Related Party Convertible Note Payable

On June 5, 2016, the Company entered into a license agreement with a distributor pursuant to which the Company granted the distributor an exclusive license to manufacture, sell and distribute the Company’s LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. The distributor was already the Company’s exclusive distributor in China, Macau and Hong Kong, and the license will extend to manufacturing in those countries as well.

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. Absent such a transaction, the payment will increase to $300,000 and will be payable by December 31, 2016. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

The Company allocated proceeds of $114,000 to the fair value of the warrants at September 30, 2016.

9.  CONVERTIBLE DEBT IN DEFAULT

On February 11, 2016, the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, the investor received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company will pay is required to pay monthly interest coupons and, beginning nine months after issuance, will is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from the holder to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate of the lesser of 22% or the maximum permitted by law. The Company has accrued $68,218 for past due interest payments at September 30, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of September 30, 2016, had not done so). As of September 30, 2016, the balance due on the convertible debt was $1,830,000 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and the accredited investor with the transaction holder.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of September 30, 2016, the exercise price had been adjusted to $0.80 and the number of common stock shares exchangeable for was 1,796,875. As of September 30, 2016, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of September 30, 2016 the investor had earned approximately $16,000 of royalties.

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

11.  SUBSEQUENT EVENTS

On November 2, 2016, the Company entered into a Lockup and Exchange Agreement with the holder of approximately $221,000 in outstanding principal amount of the Company’s secured promissory note and all of the outstanding shares of the Company’s Series C convertible preferred stock.

Pursuant to the agreement, upon the effectiveness of the Company’s 1:800 reverse stock split (see below) and continuing for 45 days after, the holder and its affiliates are prohibited from converting any portion of the secured promissory note or any of the shares of Series C preferred stock, or selling any securities of the Company that they beneficially own. In addition, the Company agreed that, upon consummation of its next financing, it would use $260,000 of net cash proceeds first, to repay the holder’s portion of the secured promissory note and second, with any remaining amount from the $260,000, to repurchase a portion of the holder’s shares of Series C preferred stock. In addition, the holder has agreed to exchange the stated value per share (plus any accrued but unpaid dividends) of its remaining shares of Series C preferred stock for new securities that the Company issues in the next qualifying financing it undertakes on a dollar-for-dollar basis.

On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2015 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs and meet our existing debt-servicing requirements;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2016 we have an accumulated deficit of approximately $125.5 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2016 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

Reverse Stock Split: On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of September 30, 2016. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock. inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

RECENT DEVELOPMENTS

On September 6, 2016, the Company entered into a royalty agreement with John E. Imhoff (“Imhoff”) and Dolores M. Maloof (“Maloof”) pursuant to which the Company sold to Imhoff and Maloof a royalty of future sales of the Company’s single-use cervical guides for its LuViva Advanced Cervical Scan non-invasive cervical cancer detection device (such guides, the “Disposables”). Under the terms of the royalty agreement, and for consideration of $50,000 received by the Company from Imhoff and Maloof, the Company shall pay to Imhoff and Maloof an aggregate perpetual royalty equal to $0.010 for each Disposable that the Company invoices and receives payment, or is sold by a third party pursuant to a licensing arrangement with the Company, from the date of this Agreement (either, a “Disposable Sale”), net of any returns of Disposables. The Company shall pay the royalty on a quarterly basis, no later than 45 days following the end of each fiscal quarter during the Royalty Term, based on Disposable Sales, net of returns of Disposables, for that quarter. At any time prior to October 2, 2016, the Company may, in its sole discretion, upon cash payment to Imhoff and Maloof of $50,000, permanently reduce the royalty rate per Disposable Sale $0.033. If payment is not made by October 2, 2016 the royalty rate per Disposable Sale shall permanently increase to $0.20. It should be noted that John E. Imhoff, is a member of the Board of Directors of the Company.

On November 2, 2016, we entered into a Lockup and Exchange Agreement with GHS Investments, LLC, holder of approximately $221,000 in outstanding principal amount of our secured promissory note and all of the outstanding shares of our Series C convertible preferred stock.

Pursuant to the agreement, upon the effectiveness of the 1:800 reverse stock split (see Item 8.01 to this current report) and continuing for 45 days after, GHS and its affiliates are prohibited from converting any portion of the secured promissory note or any of the shares of Series C preferred stock, or selling any of our securities that they beneficially own. In addition, we agreed that, upon consummation of our next financing, we would use $260,000 of net cash proceeds first, to repay GHS’s portion of the secured promissory note and second, with any remaining amount from the $260,000, to repurchase a portion of GHS’s shares of Series C preferred stock. In addition, GHS has agreed to exchange the stated value per share (plus any accrued but unpaid dividends) of its remaining shares of Series C preferred stock for new securities that we issue in the next qualifying financing we undertake on a dollar-for-dollar basis.

On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

On November 10, 2016, the board of directors increased its size from three members to four and appointed Richard P. Blumberg to fill the newly created vacancy. Mr. Blumberg serves as a Managing Member of Shenghuo, holder of a license to manufacture our products in Asia. As previously disclosed in the Company current report on Form 8-K, filed June 8, 2016, on June 5, 2016, the Company entered into a license agreement with Shenghuo pursuant to which the Company granted Shenghuo an exclusive license to manufacture, sell and distribute the Company’s LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo has been the Company’s exclusive distributor in China, Macau and Hong Kong, and the license extends to manufacturing in those countries as well. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to the Company’s board of directors. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. Absent such a transaction, the payment will increase to $300,000 and will be payable by December 31, 2016. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue Shenghuo a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the three months ended September 30, 2016, was $95,000, a 7.0% decrease compared to the same period in 2015. Related costs of sales and net realizable value expenses for the three months ended September 30, 2016, were approximately $85,000, which resulted in a gross profit of approximately $10,000. Sales revenue for the three months ended September 30, 2015, was approximately $102,000. Related costs of sales in that period were approximately $230,000, which resulted in a gross loss on the device and disposables of approximately $128,000. The decrease of sales revenue for the third quarter of 2016 as compared to the third quarter of 2015 was related to a delay experienced at the end of the third quarter of 2016 in the shipments of devices and disposables; however gross profit did improve in the third quarter of 2016 due to a reduction of absorption costs.

Research and Development Expenses:  Research and development expenses decreased to approximately $87,000 for the three months ended September 30, 2016, compared to $413,000 for the same period in 2015.  The decrease, of approximately $326,000, or 79.0%, was primarily due to decreases in research and development payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $92,000 during the three months ended September 30, 2016, compared to $187,000 for the same period in 2015. The decrease, of approximately $95,000, or 51.0%, was primarily due to the continued Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $510,000 during the three months ended September 30, 2016, compared to approximately $1,110,000 for the same period in 2015.  The decrease of approximately $600,000, or 54.0%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the three months ended September 30, 2016, was approximately $24,000, compared to other income of approximately $10,000 for the three months ended September 30, 2015. The increase, of approximately $14,000, or 138.0%, was primarily due to sales of supplies and expense reimbursements.

Interest Expense:  Interest expense decreased to approximately $226,000 for the three months ended September 30, 2016, as compared to approximately $404,000 for the same period in 2015. The decrease, of approximately $178,000, or 44.0%, was primarily due to amortization of debt discount, debt issuance costs and penalty on event default of convertible debt that were lower than the same period in 2015.

Fair Value of Warrants (Income) Expense: Fair value of warrants expense recovery was approximately $670,000 for the three months ended September 30, 2016, as compared to a warrant expense recovery of approximately $41,000 for the same period in 2015.

Net loss was approximately $211,000 during the three months ended September 30, 2016, compared to a net loss of $2,191,000 for the same period in 2015. The decrease in the net loss of $1,980,000, or 90.0%, was for the reasons outlined above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Sales revenue from the sale of LuViva devices and disposables for the nine months ended September 30, 2016 was $486,000, a 37.0% increase compared to the same period in 2015. Related costs of sales and net realizable value expenses for the nine months ended September 30, 2016 were approximately, $185,000, which resulted in a gross profit of approximately $301,000. Sales revenue for the nine months ended September 30, 2015, was approximately $356,000. Related costs of sales in that period were approximately $544,000, which resulted in a gross loss on the device and disposables of approximately $188,000. The increase in sales revenue for the first nine months of 2016 as compared to the first nine months of 2015 was related to additional sales of devices and disposables with the Company’s primary distributor, which carry a higher profit margin than unit sales.

Research and Development Expenses:  Research and development expenses decreased to approximately $525,000 or the nine months ended September 30, 2016, compared to $1,090,000 for the same period in 2015.  The decrease, of approximately $565,000, or 52.0% is primarily due to a decrease in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses were approximately $295,000 during the nine months ended September 30, 2016, compared to $542,000 for the same period in 2015. The decrease, of approximately $247,000, or 46.0% was primarily due to the Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses decreased to approximately $2,187,000 during the nine months ended September 30, 2016, compared to approximately $2,863,000 for the same period in 2015.  The decrease of approximately $676,000, or 24.0%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the nine months ended September 30, 2016, was approximately $67,000, compared to other income of approximately $69,000 for the nine months ended September 30, 2015, a decrease of approximately $2,000, or 2.0%.

Interest Expense:  Interest expense increased to approximately $1,597,000 for the nine months ended September 30, 2016, as compared to approximately $1,240,000 for the same period in 2015. The increase of approximately $357,000, or 29.0%, was primarily due to amortization of debt discount, debt issuance costs and penalty on event default of convertible debt that were higher than the same period in 2015.

Fair Value of Warrants Expense: Fair value of warrants expense recovery was approximately $2,276,000 for the nine months ended September 30, 2016, as compared to approximately $710,000 for the same period in 2015.

Net loss was approximately $1,960,000 during the nine months ended September 30, 2016, compared to a net loss of $5,144,000 for the same period in 2015. The decrease in the net loss of $3,184,000, or 62.0%, was for the reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the private sale of preferred stock and debt securities, public and private sales of common stock, funding from collaborative arrangements, and grants. At September 30, 2016, we had cash of approximately $4,000 and working capital deficit of approximately $6.7 million.

Our major cash flows in the quarter ended September 30, 2016, consisted of cash out-flows of approximately $66,000 from operations, no cash inflow nor outflow from investing activities and a net change from financing activities of $48,000, which primarily represents the proceeds received from short-term debt financings.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through the fourth quarter of 2016. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. The controls and System currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2016 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 7, 2016, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. There are risks associated with a reverse stock split.

On November 7, 2016, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

There are certain risks associated with the reverse stock split, including the following:

• We have additional authorized shares of common stock that the board could issue in future without stockholder approval, and such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

• There can be no assurance that the reverse stock split will achieve the benefits that we hope it will achieve. The total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that were outstanding immediately following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split may have increased the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

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

ITEM 2.  UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

EXHIBITS

Exhibit Number	Exhibit Description

10.1	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
10.2	Lockup and Exchange Agreement, dated November 2, 2016, by the Company and GHS Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2016)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101	XBRL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	December 5, 2016

