Form 10-K
period 2016-12-31
GUIDED THERAPEUTICS INC
filed 2017-03-22
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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
                   Accelerated filer [ ]
Non-accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $580,000 as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter). As of March 6, 2017, the registrant had 1,105,012 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

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

Screening for cervical cancer represents one of the most significant demands on the practice of diagnostic medicine. As cervical cancer is linked to a sexually transmitted disease—the human papillomavirus (HPV)—every woman essentially becomes “at risk” for cervical cancer simply after becoming sexually active. In the developing world, there are approximately 2.0 billion women aged 15 and older who are potentially eligible for screening with LuViva. Guidelines for screening intervals vary across the world, but U.S. guidelines call for screening every three years. Traditionally, the Pap smear screening test, or Pap test, is the primary cervical cancer screening methodology in the developed world. However, in developing countries, cancer screening using Pap tests is expensive and requires infrastructure and skill not currently existing, and not likely to be developed in the near future, in these countries.

We believe LuViva is the answer to the developing world’s cervical cancer screening needs. Screening for cervical cancer in the developing world often requires working directly with foreign governments or non-governmental agencies (NGOs). By partnering with governments or NGOs, we can provide immediate access to cervical cancer detection to large segments of a nation’s population as part of national or regional governmental healthcare programs, eliminating the need to develop expensive and resource-intensive infrastructures.

In the developed world, we believe LuViva offers a more accurate and ultimately cost-effective triage medical device, to be used once a traditional Pap test or HPV test indicates the possibility of cervical cancer. Due to the high number of false positive results from Pap tests, traditional follow-on tests entail increased medical treatment costs. We believe these costs can be minimized by utilizing LuViva as a triage to determine whether follow-on tests are warranted.

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

Cancer

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

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 530,000 new cases in 2012. For women living in less developed regions, however, cervical cancer is the second most common cancer, with an estimated 445,000 new cases in 2012 (84% of the new cases worldwide). In 2012, approximately 270,000 women died from cervical cancer; more than 85% of these deaths occurring in low- and middle-income countries.

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

After a Pap test returns a positive result for cervical cancer, accepted protocol calls for a visual examination of the cervix using a colposcope, usually followed by a biopsy, or tissue sampling, at one or more locations on the cervix. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the United States and Europe. In 2003, the average cost of a stand-alone colposcope examination in the United States was $185 and the average cost of a colposcopy with biopsy was $277.

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

To date, thousands of women in multiple international clinical settings have been tested with LuViva. As a result, more than 25 papers and presentations have been published regarding LuViva in a clinical setting, including at the International Federation of Gynaecology and Obstetrics Congress in London in 2015 and at the Indonesian National Obstetrics and Gynecology (POGI) Meeting in Solo in 2016.

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have formal distribution agreements in place covering 54 countries and plan on adding additional countries in 2017.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya and the Singapore Health Sciences Authority. We currently are seeking regulatory approval to market LuViva in the United States, but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2016, we have sold 121 LuViva devices and approximately 64,000 single-use-disposable cervical guides to international distributors.

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

Manufacturing, Sales Marketing and Distribution

We manufacture LuViva at our Norcross, Georgia facility. Most of the components of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”) pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey).

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

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred about $7.2 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.7 and 1.5 million in 2016 and 2015, respectively.

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

Several of the components used in LuViva currently are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products.

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from others patents and patent applications necessary to develop our products. As of December 31, 2016, we have 24 granted U.S. patents relating to our biophotonic cancer detection technology and six pending U.S. patent applications. We also have three granted patents that apply to our interstitial fluid analysis system.

Competition

The medical device industry in general and the markets for cervical cancer detection in particular, are intensely competitive. If successful in our product development, we will compete with other providers of cervical cancer detection and prevention products.

Current cervical cancer screening and diagnostic tests, primarily the Pap test, HPV test, and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as Spectrascience, which has a very limited U.S. FDA approval to market its device for detection of cervical cancers, but has not yet entered the market. The approval limits use of the Spectrascience device only after a colposcopy, as an adjunct. In addition to the Spectrascience device, there are other technologies that are seeking to enter the market as adjuncts to colposcopy, including devices from Dysis and Zedco. While these technologies are not direct competitors to LuViva, modifications to them or other new technologies will require us to develop devices that are more accurate, easier to use or less costly to administer so that our products have a competitive advantage.

In April 2014, the U.S. FDA approved the use of the Roche cobas HPV test as a primary screener for cervical cancer. Using a sample of cervical cells, the cobas HPV test detects DNA from 14 high-risk HPV types. The test specifically identifies HPV 16 and HPV 18, while concurrently detecting 12 other types of high-risk HPVs. This could make HPV testing a competitor to the Pap test. However, due to its lower specificity, we believe that screening with HPV will increase the number of false positive results if widely adopted.

In June 2006, the U.S. FDA approved the HPV vaccine Gardasil from drug maker Merck. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap tests. On October 16, 2009, GlaxoSmithKline PLC was granted approval in the United States for a similar preventive HPV vaccine, known as Cervarix. Due to the limited availability and lack of 100% protection against all potentially cancer-causing strains of HPV, we believe that the vaccines will have a limited impact on the cervical cancer screening and diagnostic market for many years.

Government Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the CFDA, the U.S. FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We have maintained ISO 13485:2003 certification since 2014 and until the end of 2016, which has allowed us to issue our Edition 3 CE Mark and sell LuViva in the European Union and other markets. In order to continue marketing in those territories, we must undergo an inspection and re-file for ISO 13485:2003 and the CE Mark in 2017.

China has a regulatory regime similar to that of the European Union, but due to interaction with the U.S. regulatory regime, the CFDA also shares some similarities with its U.S. counterpart. Devices are classified by the CFDA’s Center for Medical Device Evaluation (CMDE) into three categories based on medical risk, with the level of regulatory oversight determined by degree of risk and invasiveness. CMDE’s device classifications and definitions are as follows:

●
Class I device: The safety and effectiveness of the device can be ensured through routine administration.

●
Class II device: Further control is required to ensure the safety and effectiveness of the device.

●
Class III device: The device is implanted into the human body; used for life support or sustenance; or poses potential risk to the human body, and thus must be strictly controlled in respect to safety and effectiveness.

Based on the above definitions and several discussions with regulatory consultants and potential partners, we believe that LuViva is most likely to be classified as a Class II device, however, this is not certain and the CFDA may determine that LuViva requires a Class III registration. Class III registrations are granted by the national CFDA office while Class I and II registrations occur at the provincial level. Typically, registration granted at the provincial level allows a medical device to be marketed in all of China’s provinces.

While Class I devices usually do not require clinical trial data from Chinese patients and Class III devices almost always do, Class II medical devices sometimes do and sometimes do not require Chinese clinical trials, and this determination may depend on the claim for the device and quality of clinical trials conducted outside of China. If clinical trials conducted in China are required, they usually are less burdensome for Class II devices than Class III devices.

CFDA labs also conduct electrical, mechanical and electromagnetic emission safety testing for medical devices similar to those required for the CE Mark. As is the case with the U.S. FDA, manufacturers in China undergo periodic inspections and must comply with international quality standards such as ISO 13485 for medical devices. As part of our agreement with SMI, SMI will underwrite the cost of securing approval of LuViva with the CFDA.

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the U.S. FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to premarket approval (PMA). A legally marketed device is a device that (1) was legally marketed prior to May 28, 1976, (2) has been reclassified from Class III to Class II or I, or (3) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The U.S. FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by us without additional 510(k) Submissions.

The second process requires that an application for premarket approval (PMA) be made to the U.S. FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to most Class III devices, including LuViva. In this case, two steps of U.S. FDA approval are generally required before marketing in the United States can begin. First, investigational device exemption (IDE) regulations must be complied with in connection with any human clinical investigation of the device in the United States. Second, the U.S. FDA must review the PMA application, which contains, among other things, clinical information acquired under the IDE. The U.S. FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

We completed enrollment in our U.S. FDA pivotal trial of LuViva in 2008 and, after the U.S. FDA requested two-years of follow-up data for patients enrolled in the study, the U.S. FDA accepted our completed PMA application on November 18, 2010, effective September 23, 2010, for substantive review. On March 7, 2011, we announced that the U.S. FDA had inspected two clinical trial sites and audited our clinical trial data base systems as part of its review process and raised no formal compliance issues. On January 20, 2012, we announced our intent to seek an independent panel review of our PMA application after receiving a “not-approvable” letter from the U.S. FDA. On November 14, 2012 we filed an amended PMA with the U.S. FDA. On September 6, 2013, we received a letter from the U.S. FDA with additional questions and met with the U.S. FDA on May 8, 2014 to discuss our response. On July 25, 2014, we announced that we had responded to the U.S. FDA’s most recent questions.

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. These studies will not be completed in 2017, although we intend to pursue FDA approval and start studies in 2017 once funds are available. We remain committed to obtaining U.S. FDA approval, but we are focused on international sales growth, where we believe the commercial opportunities are larger and the clinical need is more significant.

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

Regulatory approvals and clearances, if granted, may include significant labeling limitations and limitations on the indicated uses for which the product may be marketed. In addition, to obtain regulatory approvals and clearances, the U.S. FDA and some foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. U.S. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. Any products we manufacture or distribute under U.S. FDA clearances or approvals are subject to pervasive and continuing regulation by the U.S. FDA. The U.S. FDA also requires us to provide it with information on death and serious injuries alleged to have been associated with the use of our products, as well as any malfunctions that would likely cause or contribute to death or serious injury.

The U.S. FDA requires us to register as a medical device manufacturer and list our products. We are also subject to inspections by the U.S. FDA and state agencies acting under contract with the U.S. FDA to confirm compliance with good manufacturing practice. These regulations require that we manufacture our products and maintain documents in a prescribed manner with respect to manufacturing, testing, quality assurance and quality control activities. The U.S. FDA also has promulgated final regulatory changes to these regulations that require, among other things, design controls and maintenance of service records. These changes will increase the cost of complying with good manufacturing practice requirements.

Distributors of medical devices may also be required to comply with other foreign regulatory agencies, and we or our distributors currently have marketing approval for LuViva from Health Canada, COFEPRIS in Mexico, the Ministry of Health in Kenya, and the Singapore Health Sciences Authority. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in China or the United States, and requirements for those approvals may differ from those required by the CFDA or the U.S. FDA.

We are also subject to a variety of other controls that affect our business. Labeling and promotional activities are subject to scrutiny by the U.S. FDA and, in some instances, by the U.S. Federal Trade Commission. The U.S. FDA actively enforces regulations prohibiting marketing of products for unapproved users. We are also subject, as are our products, to a variety of state and local laws and regulations in those states and localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those regions. Manufacturers are also subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with these laws and regulations now or in the future. These laws or regulations may have a material adverse effect on our ability to do business.

Although our marketing and distribution partners around the world assist in the regulatory approval process, ultimately we are be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

Employees and Consultants

As of December 31, 2016, we had ten regular employees and three consultants to provide services to us on a full- or part-time basis. Of the 13 people employed or engaged by us, 3 are engaged in engineering, manufacturing and development, 3 are engaged in sales and marketing activities, 3 are engaged in clinical testing and regulatory affairs, 1 is engaged in research and development activities, and 3 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Risks Related to Our Business

Although we will be required to raise additional funds in 2017, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Because we must obtain additional funds through financing transactions or through new collaborative arrangements in order to grow the revenues of our cervical cancer detection product line, there exists substantial doubt about our ability to continue as a going concern. Therefore, it will be necessary to raise additional funds. There can be no assurance that we will be able to raise these additional funds. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2016, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $127.6 million at December 31, 2016 summarized as follows:

Accumulated deficit, from inception to 12/31/2014	$113.1 million
Preferred dividends and deemed dividends	$ 2.6 million
Net Loss for fiscal year 2015, ended 12/31/2015	$ 6.9 million
Accumulated deficit, from inception to 12/31/2015	$122.6 million
Preferred dividends	$ 1.0 million
Net Loss for year to date ended 12/31/2016	$ 4.0 million
Accumulated deficit, from inception to 12/31/2016	$127.6 million

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

We require substantial additional capital to develop our products, including completing product testing and clinical trials, obtaining all required regulatory approvals and clearances, beginning and scaling up manufacturing, and marketing our products. We have historically financed our operations though the public and private sale of debt and equity, funding from collaborative arrangements, and grants. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of our business plan. To the extent we cannot obtain additional funding, our ability to continue to manufacture and sell our current products, or develop and introduce new products to market, will be limited. Further, financing our operations through the public or private sale of debt or equity may involve restrictive covenants or other provisions that could limit how we conduct our business or finance our operations. Financing our operations through collaborative arrangements generally means that the obligations of the collaborative partner to fund our expenditures are largely discretionary and depend on a number of factors, including our ability to meet specified milestones in the development and testing of the relevant product. We may not be able to obtain an acceptable collaboration partner, and even if we do, we may not be able to meet these milestones, or the collaborative partner may not continue to fund our expenditures.

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $127.6 million at December 31, 2016.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, in 2017 we must undergo an inspection and re-file for ISO 13485:2003 and the CE Mark, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

In the United States, we are subject to regulation by the U.S. FDA, which could prevent us from selling our products domestically.

In order for us to market our products in the United States, we must obtain clearance or approval from the U.S. Food and Drug Administration, or U.S. FDA. We cannot be sure that:

●
we, or any collaborative partner, will make timely filings with the U.S. FDA;
●
the U.S. FDA will act favorably or quickly on these submissions;
●
we will not be required to submit additional information or perform additional clinical studies; or
●
we will not face other significant difficulties and costs necessary to obtain U.S. FDA clearance or approval.

It can take several years from initial filing of a PMA application and require the submission of extensive supporting data and clinical information. The U.S. FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products domestically. Further, if we wish to modify a product after U.S. FDA approval of a PMA application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the U.S. FDA. Any request by the U.S. FDA for additional data, or any requirement by the U.S. FDA that we conduct additional clinical studies, could result in a significant delay in bringing our products to market domestically and require substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the U.S. FDA could hinder our ability to effectively market our products domestically. Further, there may be new U.S. FDA policies or changes in U.S. FDA policies that could be adverse to us.

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

We depend on a limited number of customers and any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline.

Each year we have had one or a few customers that have accounted for substantially all of our limited revenues. As a result, the termination of a purchase order with any one of these customers may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new customers, but despite these efforts we may not be successful at generating new orders to maintain similar revenues as current purchase orders are filled. In addition, since a significant portion of our revenues is derived from a relatively few customers, any financial difficulties experienced by any one of these customers, or any delay in receiving payments from any one of these customers, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

To successfully market and sell our products internationally, we must address many issues with which we have limited experience.

All of our sales of LuViva to date have been to customers outside of the United States. We expect that substantially all of our business will continue to come from sales in foreign markets, through increased penetration in countries where we currently sell LuViva, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

● difficulties in staffing and managing international operations;
● difficulties in penetrating markets in which our competitors’ products may be more established;
● reduced or no protection for intellectual property rights in some countries;
● export restrictions, trade regulations and foreign tax laws;
● fluctuating foreign currency exchange rates;
● foreign certification and regulatory clearance or approval requirements;
● difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;
● customs clearance and shipping delays;
● political and economic instability; and
● preference for locally produced products.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and even if we are able to find a solution, our revenues may still decline.

To market and sell LuViva internationally, we depend on distributors and they may not be successful.

We currently depend almost exclusively on third-party distributors to sell and service LuViva internationally and to train our international customers, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell LuViva. Distributors may not commit the necessary resources to market, sell and service LuViva to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected

Our success largely depends on our ability to maintain and protect the proprietary information on which we base our products.

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

As of December 31, 2016, we have been issued, or have rights to, 24 U.S. patents (including those under license). In addition, we have filed for, or have rights to, six U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

Our outstanding indebtedness, including ordinary course accounts payable and accrued payroll liabilities, was $5.3 million at December 31, 2016.

The terms of our indebtedness could have negative consequences to us, such as:

●
we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;
●
the amount of our interest expense may increase if we are unable to make payments when due;
●
our assets might be subject to foreclosure if we default on our secured debt (see “—We have outstanding debt that is collateralized by a general security interest in all of our assets, including our intellectual property. If we were to fail to repay the debt when due, the holders would have the right to foreclose on these assets.”);
●
our vendors or employees may, and some have, instituted proceedings to collect on amounts owed them;
●
we have to use a substantial portion of our cash flows from operations to repay our indebtedness, including ordinary course accounts payable and accrued payroll liabilities, which reduces the amount of money we have for future operations, working capital, inventory, expansion, or general corporate or other business activities; and
●
we may be unable to refinance our indebtedness on terms acceptable to us, or at all.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable, to refinance all or part of our existing debt, sell assets, borrow money or raise equity on terms acceptable to us, if at all.

We have outstanding debt that is collateralized by a general security interest in all of our assets, including our intellectual property. If we were to fail to repay the debt when due, the holders would have the right to foreclose on these assets.

At March 6, 2017, we had notes outstanding that are collateralized by a security interest in our current and future inventory and accounts receivable. We also had a note outstanding that is collateralized by a security interest in all of our assets, including our intellectual property. When the debt is repaid, the holders’ security interests on our assets will be extinguished. However, if an event of default occurs under the notes prior to their repayment, the holders may exercise their rights to foreclose on these secured assets for the payment of these obligations. Under “cross-default” provisions in each of the notes, an event of default under one note is automatically an event of default under the other notes. Any such default and resulting foreclosure would have a material adverse effect on our business, financial condition and results of operations.

We are subject to restrictive covenants under the terms of our outstanding secured debt. If we were to default under the terms of these covenants, the holders would have the right to foreclose on the assets that secure the debt.

The instruments governing our outstanding secured debt contain restrictive covenants. For example, our senior secured convertible note prohibits us from incurring additional indebtedness for borrowed money, repurchasing any outstanding shares of our common stock, or paying any dividends on our capital stock, in each case without the note holder's prior written consent, If we were to breach any of these covenants, the holder could declare an event of default on the note, and exercise its rights to foreclose on the assets securing the note.

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

Our directors, executive officers and entities affiliated with them controlled approximately 2% of the voting power of our outstanding common stock as of March 6, 2017. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

Certain provisions of our certificate of incorporation that authorize the issuance of additional shares of preferred stock may make it more difficult for a third party to effect a change in control.

Our certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of preferred stock. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Risks Related to Our Common Stock

On November 7, 2016, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. There are risks associated with a reverse stock split.

On November 7, 2016, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

There are certain risks associated with the reverse stock split, including the following:

●
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
●
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

The number of shares of our common stock issuable upon the conversion of our outstanding convertible debt and preferred stock or exercise of outstanding warrants and options is substantial.

As of March 6, 2017, our outstanding convertible debt was convertible into an aggregate of 6,208,961 shares of our common stock, and the outstanding shares of our Series C and Series C1 preferred stock were convertible into an aggregate of 12,419,959 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 4,597,401 shares, contractual obligations to issue 2,132 shares, and outstanding options to purchase 125 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 96.0% of the total number of shares of common stock then issued and outstanding.

Further, under the terms of our convertible debt and preferred stock, as well as certain of our outstanding warrants, the conversion price or exercise price, as the case may be, could be adjusted downward, causing substantial dilution. See “—Adjustments to the conversion price for our convertible debt and preferred stock, and the exercise price for certain of our warrants, will dilute the ownership interests of our existing stockholders.”

Adjustments to the conversion price of our convertible debt and preferred stock, and the exercise price for certain of our warrants, will dilute the ownership interests of our existing stockholders.

Under the terms of a portion of our convertible debt, the conversion price fluctuates with the market price of our common stock. Additionally, under the terms of our Series C preferred stock, any dividends we choose to pay in shares of our common stock will be calculated based on the then-current market price of our common stock. Accordingly, if the market price of our common stock decreases, the number of shares of our common stock issuable upon conversion of the convertible debt or upon payment of dividends on our outstanding Series C preferred stock will increase, and may result in the issuance of a significant number of additional shares of our common stock.

Under the terms of our preferred stock and certain of our convertible notes and outstanding warrants, the conversion price or exercise price will be lowered if we issue common stock at a per share price below the then-conversion price or then-exercise price for those securities. Reductions in the conversion price or exercise price would result in the issuance of a significant number of additional shares of our common stock upon conversion or exercise, which would result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are dually quoted on the OTCBB and the OTCQB. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:
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

Not applicable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at March 6, 2017 was 210.

A 1:800 reverse stock split of all of our issued and outstanding common stock was implemented on November 7, 2016. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

The high and low sales prices for the first quarter of 2017 and calendar years 2016 and 2015, as reported by the OTCBB, are as set forth in the following table. All share prices set forth in the table have been retroactively adjusted to reflect the reverse stock split (as discussed above) for all periods presented.

	2017		2016		2015
	High	Low	High	Low	High	Low
First Quarter*	$2.13	$0.31	$1,352.00	$85.60	$18,400.00	$11,200.00
Second Quarter			$140.00	$3.28	$20,000.00	$6,400.00
Third Quarter			$7.84	$0.80	$9,600.00	$4,000.00
Fourth Quarter			$1.35	$0.02	$4,800.00	$800.00

*Through March 6, 2017.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2016:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	125	$37,920	-
Equity compensation plans not approved by security holders	-	-	-
TOTAL	125	$37,920	-

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2016 we have an accumulated deficit of approximately $127.6 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2017 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2016, the majority of our revenues were from the sale of LuViva devices and disposables, as well as some revenue from grants from the NIH and licensing agreement fees received. We expect that the majority of our revenue in 2017 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our customers, we expect to generate purchase orders for approximately $3 million to $4 million in LuViva devices and disposables in 2017, and expect those purchase orders to result in actual sales of $750,000 to $1 million in 2017, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the customers or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame, and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Recent Developments

Convertible Promissory Note. On February 13, 2017, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, we issued the note to Auctus. Pursuant to the purchase agreement, we also issued to Auctus a warrant exercisable to purchase an aggregate of 200,000 shares of our common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.77 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. We may prepay the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of our common stock, at a conversion price equal to the lower of the price offered in our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, we agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $0.40 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance).

SMI License Agreement. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In exchange for the license, SMI will pay a $1.0 million licensing fee, payable in five installments through October 2017, as well as a royalty on each disposable sold in the territories. SMI will also underwrite the cost of securing approval of LuViva with the Chinese Food and Drug Administration, or CFDA. Pursuant to the SMI agreement, SMI must become capable of manufacturing LuViva in accordance with ISO 13485 for medical devices by the second anniversary of the SMI agreement, or else forfeit the license. During 2017, SMI must purchase no fewer than ten devices (with up to four devices pushed to 2018 if there is a delay in obtaining approval from the CFDA). In the three years following CFDA approval, SMI must purchase a minimum of 3,500 devices (500 in the first year, 1,000 in the second, and 2,000 in the third) or else forfeit the license. As manufacturer of the devices and disposables, SMI will be obligated to sell each to us at costs no higher than our current costs. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we agreed to issue $1.0 million in shares of our common stock to SMI, in five installments through October 2017, at a price per share equal to the lesser of the average closing price for the five days prior to issuance and $1.25.

In order to facilitate the SMI agreement, immediately prior to its execution we entered into an agreement with Shenghuo Medical, LLC, regarding our previous license to Shenghuo (see “—Liquidity and Capital Resources”). Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement. As consideration, we have agreed to split with Shenghuo the licensing fees and net royalties from SMI that we will receive under the SMI agreement. Should the SMI agreement be terminated, we have agreed to re-issue the original license to Shenghuo under the original terms. Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and another director, Richard Blumberg, is a managing member of Shenghuo.

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

Reverse Stock Split: On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2016. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

Results of Operations

Comparison of 2016 and 2015

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for 2016 and 2015 were approximately $605,000 and $564,000, respectively. Revenues in 2016 were approximately, $41,000 or 7% higher when compared to the same period in 2015, due to increased sales in new territories. Related costs of sales and valuation allowances on the net realizable values were approximately $493,000 and $537,000 in 2016 and 2015, respectively. Costs of sales in 2016, were approximately, $44,000 or 8% lower when compared to the same period in 2015, due to reduction in material costs. This resulted in a gross profit of approximately $112,000 on the sales of devices and disposables for 2016 compared with a gross profit of approximately $27,000 for 2015.

Research and Development Expenses: Research and development expenses for 2016, decreased to approximately $733,000, from approximately $1,477,000 in 2015. The decrease of $744,000, or 50%, was primarily due to reduction in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for 2016, decreased to approximately $393,000, compared to $718,000 in 2015. The decrease, of approximately $325,000, or 45% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for 2016, decreased to approximately $2,806,000, compared to $4,101,000 for the same period in 2015. The decrease of approximately $1,295,000, or 32%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income was approximately $68,000 in 2016, compared to $74,000 in 2015.

Interest Expense: Interest expense for 2016 increased to approximately $1,895,000, compared to $1,317,000 for the same period in 2015. The increase of approximately $578,000, or 44%, was primarily related to amortization expense of debt issuance cost and penalty on event default of convertible debt that were higher than the same period in 2015.

Fair Value of Warrants Expense: Fair value of warrants recovery for 2016, increased to approximately $1,677,000 compared to $568,000 for the same period in 2015. The increase of approximately $1,109,000, or 195% was primarily due to the significant changes in warrant conversion prices, in the fiscal year ended December 31, 2015.

Net Loss: Net loss attributable to common stockholders deceased to approximately $4,995,000, or $24.62 per share, in 2016, from $9,503,000, or $5,939.38 per share, in 2015. The decrease in the net loss of $4,508,000, or 47% was for reasons outlined above.

There was no income tax benefit recorded for 2016 or 2015, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At December 31, 2016, we had cash of approximately $14,000 and a negative working capital of approximately $8.3 million.

Our major cash flows for the year ended December 31, 2016 consisted of cash out-flows of $1.8 million from operations, including approximately $4.0 million of net loss, and a net change from financing activities of $1.8 million, which primarily represented the proceeds received from issuance of common stock and warrants, proceeds from debt financing, as well as exercise of outstanding warrants and options.

On March 16, 2015 and March 19, 2015, we entered into subscription agreements with certain accredited investors, pursuant to which we agreed to sell an aggregate of 50 shares of our common stock and three-year warrants to purchase an additional 25 shares with an exercise price per share of $20,400, for an aggregate purchase price of $720,000.

On June 29, 2015, we entered into a securities purchase agreement with certain accredited investors (including John Imhoff and Mark Faupel, two of our directors), amended on September 3, 2015, for the issuance and sale of shares of an aggregate of 7,903 shares of our Series C preferred stock, at a purchase price of $750 per share and an initial conversion price of $76.00 per share, and five-year warrants exercisable to purchase an aggregate of approximately 156,000 shares of our common stock at an initial exercise price of $76.00 per share, subject to certain customary adjustments and anti-dilution provisions.

On February 11, 2016, we consented to an assignment of our outstanding secured promissory note to two accredited investors, Aquarius Opportunity Fund and GPB Debt Holdings II LLC. In connection with the assignment, the holders waived an ongoing event of default under the notes related to our minimum market capitalization, and agreed to eliminate the requirement going forward. On March 7, 2016, we further amended the notes to eliminate the volume limitations on sales of common stock issued or issuable upon conversion of the notes. GPB subsequently sold the note to GHS.

On February 11, 2016, we entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount). The note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. Subject to certain restrictions, it is convertible at any time, in whole or in part, at the holder’s option, into shares of our common stock, at an initial conversion price equal to $640.00 per share, subject to certain customary adjustments and anti-dilution provisions. In addition, the investor received a five-year warrant exercisable to purchase an aggregate of approximately 2,247 shares of our common stock with an initial exercise price of $640.00 per share, subject to certain customary adjustments and anti-dilution provisions. As of March 6, 2017, as a result of the operation of the anti-dilution provisions, the conversion price of the note and the exercise price of the warrants were $0.3293 per share. On March 18, 2016, our placement agent received a warrant with similar terms exercisable for 108 shares. In connection with the transaction, on February 12, 2016, we and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to us in exchange for a royalty payment, payable quarterly, equal to 3.5% of our revenues from the sale of products.

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

Between April 27, 2016 and May 3, 2016, we entered into various agreements with certain holders of our Series C preferred stock, including John Imhoff and Mark Faupel, two of our directors, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of our newly created Series C1 preferred stock and 12 shares of our common stock. In connection with these exchanges, each holder also agreed to exchange the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock for new securities that we separately issue in the next qualifying financing we undertake on a dollar-for-dollar basis. In total, for 1,916 shares of Series C preferred stock surrendered, we issued 4,311 shares of Series C1 preferred stock and 22,996 shares of common stock. The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments.” Separately, on April 27, 2016, we entered into a rollover and amendment agreement with a prior holder of Series C preferred stock, Aquarius Opportunity Fund, pursuant to which Aquarius agreed to exchange any shares of Series C preferred stock (stated value plus make-whole dividend), as well as any remaining principal and accrued interest on our secured promissory note Aquarius holds, for new securities that we issue in our next financing, all on a dollar-for-dollar basis, as long as the next financing involves at least $1 million in cash from investors unaffiliated with Aquarius. Aquarius sold all of its shares of Series C preferred stock and its portion of our secured promissory note to GHS. Aquarius also agreed to return to us for cancelation warrants exercisable for 903 shares of our common stock that it held. Except in the event of an additional $50,000 cash investment by Aquarius in the qualifying financing, Aquarius has agreed to execute a customary “lockup” agreement in connection with the financing. Finally, Aquarius, as the holder of a majority of the outstanding Series C preferred stock, agreed to amend the Series C stock purchase agreement to eliminate any participation rights held by the Series C shareholders and to waive operation of certain anti-dilution provisions of the Series C that would otherwise have been triggered.

On May 4, 2016, May 26, 2016, and June 22, 2016, Aquarius Opportunity Fund advanced us a total of $107,500 for 2% simple interest notes due the earlier of December 31, 2016 or consummation of our next public offering. Also on May 26, 2016, GPB Debt Holdings II LLC, holder of our outstanding senior secured convertible note, advanced as an additional $87,500, on the same terms as their note. We intend to offer Aquarius the opportunity to participate in our next public offering at least up to the extent of the outstanding principal and interest on its cash advances, by extinguishing all or a portion of the debt on a dollar-for-dollar basis.

On June 5, 2016, we entered into a license agreement with Shenghuo Medical, LLC pursuant to which we granted Shenghuo an exclusive license to manufacture, sell and distribute LuViva in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo was already our exclusive distributor in China, Macau and Hong Kong, and the license extended to manufacturing in those countries as well. Under the terms of the license agreement, once Shenghuo was capable of manufacturing LuViva in accordance with ISO 13485 for medical devices, Shenghuo would pay us a royalty equal to $2.00 or 20% of the distributor price (subject to a discount under certain circumstances), whichever is higher, per disposable distributed within Shenghuo’s exclusive territories. In connection with the license grant, Shenghuo would underwrite the cost of securing approval of LuViva with Chinese Food and Drug Administration. At its option, Shenghuo also would provide up to $1.0 million in furtherance of our efforts to secure regulatory approval for LuViva from the U.S. Food and Drug Administration, in exchange for the right to receive payments equal to 2% of our future sales in the United States, up to an aggregate of $4.0 million. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to our board of directors (and Richard Blumberg is that designee). As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we have agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by us with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of our common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. We will also issue Shenghuo a five-year warrant exercisable immediately for approximately 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. On January 22, 2017, we entered into a license agreement with SMI, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In order to facilitate the SMI agreement, immediately prior to its execution we entered into an agreement with Shenghuo, regarding the previous license to Shenghuo. Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement. See “—Recent Developments.”

Between June 13, 2016 and June 14, 2016, we entered into various agreements with holders of certain warrants (including John Imhoff, one of our directors) originally issued in May 2013, and with GPB Debt Holdings II LLC, holder of a warrant issued February 12, 2016, pursuant to which each holder separately agreed to exchange warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. As a result of the exchanges, we effectively eliminate any potential exponential increase in the number of underlying shares issuable upon exercise of our outstanding warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,814,598 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), we issued or are obligated to issue 16,898 shares of common stock and new warrants that, if exercised as of June 14, 2016, would have been exercisable for an aggregate of 3,608,835 shares of common stock. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), we and the holder further agreed that we will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of our next public offering. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the offering, subject to customary “downside price protection” for as long as our common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

On September 6, 2016, we entered into a royalty agreement with one of our directors, John Imhoff, and another stockholder, Dolores Maloof, pursuant to which we sold to them a royalty of future sales of single-use cervical guides for LuViva. Under the terms of the royalty agreement, and for consideration of $50,000, we will pay them an aggregate perpetual royalty initially equal to $0.10, and from and after October 2, 2016, equal to $0.20, for each disposable that we sell (or that is sold by a third party pursuant to a licensing arrangement with us).

On November 2, 2016, we entered into a lockup and exchange agreement with GHS Investments, LLC, holder of approximately $221,000 in outstanding principal amount of our secured promissory note and all of the outstanding shares of our Series C preferred stock. Pursuant to the agreement, upon the effectiveness of the 1:800 reverse stock split and continuing for 45 days after, GHS and its affiliates were prohibited from converting any portion of the secured promissory note or any of the shares of Series C preferred stock or selling any of our securities that they beneficially owned. We agreed that, upon consummation of our next financing, we would use $260,000 of net cash proceeds first, to repay GHS’s portion of the secured promissory note and second, with any remaining amount from the $260,000, to repurchase a portion of GHS’s shares of Series C preferred stock. In addition, GHS has agreed to exchange the stated value per share (plus any accrued but unpaid dividends) of its remaining shares of Series C preferred stock for new securities of the same type that we separately issue in the next qualifying financing we undertake, on a dollar-for-dollar basis in a private placement exchange.

A 1:800 reverse stock split of all of our issued and outstanding common stock was implemented on November 7, 2016. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

On December 7, 2016, we entered into an exchange agreement with GPB Debt Holdings II LLC with regard to the $1,525,000 in outstanding principal amount of senior secured convertible note originally issued to GPB on February 11, 2016, and the $306,863 in outstanding principal amount of our secured promissory note that GPB holds. Pursuant to the exchange agreement, upon completion of the next financing resulting in at least $1 million in cash proceeds, GPB will exchange both securities for a new convertible note in principal amount of $1,831,863. The new convertible note will mature on the second anniversary of issuance and will accrue interest at a rate of 19% per year. We will pay monthly interest coupons and, beginning one year after issuance, will pay amortized quarterly principal payments. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of our common stock, the new convertible note will be convertible at any time, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to the price offered in the qualifying financing that triggers the exchange, subject to certain customary adjustments and anti-dilution provisions contained in the new convertible note. The new convertible note will include customary event of default provisions and a default interest rate of the lesser of 21% or the maximum amount permitted by law. Upon the occurrence of an event of default, GPB will be entitled to require us to redeem the new convertible note at 120% of the outstanding principal balance. The new convertible note will be secured by a lien on all of our assets, including our intellectual property, pursuant to the security agreement entered into by us and GPB in connection with the issuance of the original senior secured convertible note. As an inducement to GPB to enter into these transactions, we agreed to increase the royalty payable to GPB pursuant to its consulting agreement with us from 3.5% to 3.85% of revenues from the sales of our products.

On December 28, 2016, we entered into a securities purchase agreement with RedDiamond Partners LLC for the issuance and sale to RedDiamond of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, we issued to RedDiamond a note in the principal amount of $222,000, for a purchase price of $200,000. At our option, at any time within 60 days from that issuance, we may issue another note in the principal amount of $110,000, for a purchase price of $100,000, subject to customary conditions contained in the purchase agreement. The notes mature six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. We may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if we fail to repay all principal and interest due under the notes at the maturity date), RedDiamond may convert the notes, at any time, in whole or in part, into shares of our common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the notes.

See “—Recent Developments” for information regarding capital-raising activities since December 31, 2016.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through the second quarter of 2017. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our customers, we expect to generate purchase orders for approximately $3 million to $4 million in LuViva devices and disposables in 2017, and expect those purchase orders to result in actual sales of $750,000 to $1 million in 2017, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the customers or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame, and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. We currently do not have cash on hand sufficient to build the inventory required to fill these orders, and material delays in product deliveries could result in canceled orders.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2016.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Guided Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guided Therapeutics, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
UHY LLP
Sterling Heights, Michigan
March 21, 2017

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
AS OF DECEMBER 31,

ASSETS	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$14	$35
Accounts receivable, net of allowance for doubtful accounts of $279 and $95 at December 31, 2016 and 2015, respectively	-	190
Inventory, net of reserves of $278 and $118 at December 31, 2016 and 2015, respectively	773	1,119
Other current assets	259	780
Total current assets	1,046	2,124

Property and equipment, net	126	318
Other assets	320	73
Total noncurrent assets	446	391

TOTAL ASSETS	1,492	2,515

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, including related parties	1,008	133
Short-term note payable	197	704
Convertible note in default	2,361	-
Short-term convertible notes payable, net	468	686
Accounts payable	2,600	1,824
Accrued liabilities	2,670	1,907
Deferred revenue	34	217
Total current liabilities	9,338	5,471

Warrants, at fair value	1,420	2,606

TOTAL LIABILITIES	10,758	8,077

COMMITMENTS & CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 1.6 and 5.6 shares issued and outstanding as of December 31, 2016 and 2015, respectively. (Liquidation preference of $1,643 and $5,555 at December 31, 2016 and 2015, respectively).	601	2,052
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 4.3 shares and none issued and outstanding as of December 31, 2016 and 2015, respectively. (Liquidation preference of $4,312 and none at December 31, 2016 and 2015, respectively).	701	-
Common stock, $.001 par value; 1,000,000 shares authorized, 669 and 3 shares issued and outstanding as of December 31, 2016 and 2015, respectively	742	236
Additional paid-in capital	116,380	114,845
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(127,558)	(122,563)

TOTAL STOCKHOLDERS’ DEFICIT	(9,266)	(5,562)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,492	$2,515

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
FOR THE YEARS ENDED DECEMBER 31,

	2016	2015
REVENUE:
Sales – devices and disposables, net	$605	$564
Cost of goods sold	493	537
Gross profit	112	27

Contract and grant revenue	-	42

OPERATING EXPENSES:

Research and development	733	1,477
Sales and marketing	393	718
General and administrative	2,806	4,101
Total operating expenses	3,932	6,296

Operating loss	(3,820)	(6,227)

OTHER INCOME (EXPENSES):
Other income	68	74
Interest expense	(1,895)	(1,317)
Change in fair value of warrants	1,677	568
Total other income (expenses)	(150)	(675)

LOSS FROM OPERATIONS	(3,970)	(6,902)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(3,970)	(6,902)

DEEMED DIVIDENDS	-	(1,263)

PREFERRED STOCK DIVIDENDS	(1,025)	(1,338)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,995)	$(9,503)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(24.62)	$(5,939.38)

WEIGHTED AVERAGE SHARES OUTSTANDING	203	2

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2015	-	$-	-	$- -	1	$97	$107,952	$(132)	$(113,060)	$(4,465)
Preferred dividends	-	-	-	-	-	-	-	-	(352)	(352)
Conversion of Series C preferred stock to common stock	(2)	(840)	-	-	1	99	1,727	-	(986)	-
Issuance of common stock and warrants	-	-	-	-	-	11	1,327	-	-	1,338
Exercise of warrants and options for common stock	-	-	-	-	-	11	132	-	-	143
Conversion of debt into common stock	-	-	-	-	-	15	999	-	-	1,014
December 2014 public offering warrants exchange and common shares issuance	-	-	-	-	-	3	1,368	-	(1,049)	322
Series B, Tranche A, warrant price adjustment	-	-	-	-	-	-	64	-	(64)	-
Series B preferred stock exchange	-	-	-	-	-	-	-	-	(1)	(678)
Series C preferred stock and warrant issuance	8	2,892	-	-	-	-	268	-	(150)	3,010
Stock-based compensation	-	-	-	-	-	-	1,008	-	-	1,008
Net Loss	-	-	-	-	-	-	-	-	(6,902)	(6,902)
BALANCE, December 31, 2015	6	$2,052	-	$-	3	$236	$114,845	$(132)	$(122,563)	$(5,562)

Preferred dividends	-	-	-	-	-	-	-	-	(191)	(191)
Issuance of common stock from accrued dividends	-	-	-	-	-	-	54	-	-	54
Conversion of Series C preferred stock to common stock	(2)	(750)	-	-	531	456	1,128	-	(834)	-
Conversion of debt into common stock	-	-	-	-	53	20	238	-	-	258
Issuance of common stock due to Series B, Tranche B warrants exchanged for shares and rights to shares	-	-	-	-	19	12	(12)	-	-	-
Series C preferred stock exchanged for Series C1 preferred stock	(2)	(751)	4	701	23	18	(18)	-	-	-
Issuance of common stock for cash	-	-	-	-	40	-	50	-	-	50
Stock-based compensation					-	-	95	-	-	95
Net Loss					-	-	-	-	(3,970)	(3,970)
BALANCE, December 31, 2016	2	$601	4	$701	669	$742	$116,380	$(132)	$(127,558)	$(9,266)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,970)	$(6,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	221	19
Depreciation and Amortization	1,223	1,054
Stock-based compensation	95	1,008
Non-employee stock based compensation	-	400
Change in fair value of warrants	(1,677)	(568)
Changes in operating assets and liabilities:
Accounts receivable	(31)	61
Inventory	345	129
Other current assets	519	(681)
Other assets	(247)	28
Accounts payable	775	91
Deferred revenue	(183)	193
Accrued liabilities	1,128	1,125
Total adjustments	2,168	2,859

Net cash used in operating activities	(1,802)	(4,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	-	(8)

Net cash used in investing activities	-	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock and warrants, net	-	3,698
Net proceed from issuance of common stock and warrants	50	720
Proceeds from debt financing, net of discount and debt issuance costs	1,958	377
Payments on notes	(227)	(1,014)
Proceeds from options and warrants exercised	-	143

Net cash provided by financing activities	1,781	3,924

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21)	(127)

CASH AND CASH EQUIVALENTS, beginning of year	35	162

CASH AND CASH EQUIVALENTS, end of year	$14	$35

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$-	$76
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$258	$1,014
Dividends on preferred stock	$1,025	$1,338
Deemed dividend on December 2014 public offering warrants	$-	$1,049
Term changes on Series B preferred stock and December 2014 public offering warrants resulting in transfer to equity	$-	$324
Repayment of deferred compensation via issuance of preferred stock	$-	$100
Deemed dividend on beneficial conversion features of Series C Preferred stock	$-	$150
Deemed dividend on price changes for Series B preferred stock warrants	$-	$64
The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on November 7, 2016. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2016. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2016, it had an accumulated deficit of approximately $127.6 million. Through December 31, 2016, the Company has devoted substantial resources to research and development efforts. The Company first generated revenue from product sales in 1998, but does not have significant experience in manufacturing, marketing or selling its products. The Company’s development efforts may not result in commercially viable products and it may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained. The Company’s products may not ever gain market acceptance and the Company may not ever achieve levels of revenue to sustain further development costs and support ongoing operations or achieve profitability. The development and continued commercialization of the Company’s products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2016, the Company had a negative working capital of approximately $8.3 million, accumulated deficit of $127.6 million, and incurred a net loss of $4.0 million for the year then ended. Stockholders’ deficit totaled approximately $9.3 million at December 31, 2016, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the second quarter of 2017, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 4.3 million shares of its common stock outstanding at December 31, 2016, with exercise prices ranging between $0.35 and $84,000 per share. Exercises of these warrants would generate a total of approximately $6.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Accounting Standard Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”). The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU 2014-12 is effective for the reporting periods beginning after December 15, 2015. Early adoption is permitted. The effective date of this policy was the first quarter of fiscal year 2016.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern for a one year period subsequent to the date of issuance of its financial statements. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company is evaluating the impact that adoption of this guidance will have on the determination or reporting of its financial results.

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

In April 2015, the FASB issued ASU 2015-03, “Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years with early adoption permitted. ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each period presented should be adjusted to reflect the effects of adoption. The effective date of this policy was the first quarter of fiscal year 2016.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company believes that adoption of this new standard will not be material to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e., a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. ASU 2016-09 could result in increased volatility of the Company’s provision for income taxes and earnings per share, depending on the Company’s share price at exercise or vesting of share-based awards compared to grant date. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company believes that adoption of this new standard will not be material to its consolidated financial statements; however, the impact on future effective tax rates could be significant.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” (“ASU 2016-13”). ASU 2016-13 sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The guidance in this new standard replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The effective date will be the first quarter of fiscal year 2020. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues. The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment. The effective date will be the first quarter of fiscal year 2020, with early adoption permitted in 2017. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

Inventory Valuation

All inventories are stated at lower of cost or market, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased. At December 31, 2016 and December 31, 2015, our inventories were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Raw materials	$795	$686
Work in process	115	186
Finished goods	141	365
Inventory reserve	(278)	(118)
Total	$773	$1,119

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are depreciated at the shorter of the useful life of the asset or the remaining lease term. Depreciation expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Equipment	$1,378	$1,377
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,441	2,440
Less accumulated depreciation	(2,315)	(2,122)
Total	$126	$318

Debt Issuance Costs

Debt issuance costs are capitalized as described in ASU 2015-03 and adopted retrospectively.

Other Assets

Other assets primarily consist of short, and long-term deposits for various tooling inventory that are being constructed for the Company and deferred financing costs.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $23,000 and $47,000 in 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Accrued compensation	$1,656	$1,235
Accrued professional fees	161	154
Deferred rent	13	36
Accrued warranty	58	82
Accrued vacation	175	177
Accrued dividends	296	167
Other accrued expenses	311	56
Total	$2,670	$1,907

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight-line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

Significant Customers

In 2016 and 2015, the majority of the Company’s revenues were from three and four customers, respectively. Revenue from these customers totaled approximately $534,000 or 73% and approximately $280,000 or 73% of gross revenue for the year ended December 31, 2016 and 2015, respectively. Accounts receivable due from those customers represents 43% and 62% of unreserved accounts receivable as of December 31, 2016 and 2015, respectively.

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

The Company is current with its federal and applicable state tax returns filings. Although we have been experiencing recurring losses, its is obligated to file tax returns for compliance with Internal Revenue Service (“IRS”) regulations and that of applicable state jurisdictions. At December 31, 2016, the Company has approximately $33 million of net operating loss as compared to $28 million for the same period in 2015. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

None of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2016 and 2015 there were no uncertain tax positions.

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

For the years ended December 31, 2016 and 2015, share-based compensation for options attributable to employees, officers and Board members were approximately $95,000 and $1,008,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2016, the Company had $132,667 of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately three years.

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

●
Level 1 – Quoted market prices in active markets for identical assets and liabilities;
●
Level 2 – Inputs, other than level 1 inputs, either directly or indirectly observable; and
●
Level 3 – Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2016. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2016 and 2015:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:
	Fair Value at December 31, 2016

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Senior Secured Debt	-	-	(1,306)	(1,306)
Total long-term liabilities at fair value	$-	$-	$(1,420)	$(1,420)

	Fair Value at December 31, 2015

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with the issuance of Series C preferred stock	$—	$—	$(1,145)	$(1,145)
Warrants issued in connection with the issuance of Series B preferred stock	—	—	(1,461)	(1,461)
Total long-term liabilities at fair value	$—	$—	$(2,606)	$(2,606)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Series C Warrants	Series B Warrants	Senior Secured Debt	Distributor Debt	Total
Balance, December 31, 2015	$(1,145)	$(1,461)	$-	$-	$(2,606)
Warrants issued during the period	-	-	(377)	(114)	(491)
Change in fair value during the period	1,145	1,461	(929)	-	1,677
Balance, December 31, 2016	$-	$-	$1,306	$(114)	$(1,420)

As of December 31, 2016, the fair value of warrants was approximately $1.4 million. A net change of approximately $1.7 million has been recorded to the accompanying statement of operations for the year ended.

4. STOCKHOLDER’S DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 668,651 were issued and outstanding as of December 31, 2016. For the year ended December 31, 2015, there were 1,000,000,000 authorized shares of common stock, of which 2,964 were issued and outstanding.

A 1:800 reverse stock split of all of our issued and outstanding common stock was implemented on November 7, 2016. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock. The number of the authorized shares did not change.

For the year ended December 31, 2016, the Company issued 665,687 shares of common stock as listed below:

Series C Preferred Stock Conversions	341,110
Series C Preferred Stock Dividends	190,107
Common Stock Issued as Payment for Accrued Dividends	38
Convertible Debt Conversions	53,080
Series C Exchanges	22,996
Series B Tranche B Warrants Exchanges	14,766
Issuance of shares due to rounding	3,590
Issuance of shares in Transit due to Shandong agreement	40,000
Total	665,687

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding; 33,000 shares of preferred stock as Series B Preferred Stock, none of which remained outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 1,643 and 5,555 were issued and outstanding at December 31, 2016 and 2015, respectively, and 20,250 shares of Series C1 Convertible Preferred Stock, of which 4,312 and none were issued and outstanding at December 31, 2016 and 2015, respectively.

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

Holders of the Series B Preferred Stock were entitled to quarterly dividends at an annual rate of 10.0%, payable in cash or, subject to certain conditions, common stock, at the Company’s option. Preferred dividends totaled approximately none and $352,000 for 2016 and 2015, respectively. Dividends were paid via issuance of common stock.

The Series B Preferred Stock were issued with Tranche A warrants to purchase 24 shares of common stock and Tranche B warrants purchasing 7,539 shares of common stock, at an exercise price of $8,364 and $75 per share, respectively.

At December 31, 2015, as a result of the operation of certain anti-dilution provisions, the Tranche B warrants were convertible into 1 shares of common stock. These warrants are re-measured based upon their fair value each reporting period and classified as a liability on the Balance Sheet.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2016, there were 1,643 shares outstanding with a conversion price of $1.119 per share, such that each share of Series C preferred stock would convert into approximately 893 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the amount of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2016, the “make-whole payment” for a converted share of Series C preferred stock would convert to 747 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 150 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At December 31, 2016, the exercise price per share was $640.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 22,996 shares of common stock. At December 31, 2016, there were 4,312 shares outstanding with a conversion price of $1.119 per share, such that each share of Series C preferred stock would convert into approximately 893 shares of the Company’s common stock

The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments” and, while it has the same anti-dilution protections afforded the Series C preferred stock, it does not automatically reset in connection with a reverse stock split or conversion of our outstanding convertible debt.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2016:

Warrants (Underlying Shares)
Outstanding, January 1, 2016	3,503
Issuances	4,334,898
To be issued	21,549
Canceled / Expired	(10,188)
Outstanding, December 31, 2016	4,349,762

The Company had the following shares reserved for the warrants as of December 31, 2016:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
24	(1)	$8,368.00 per share	May 23, 2018
7,542	(2)	$75.00 per share	June 14, 2021
3	(3)	$40,000.00 per share	April 23, 2019
8	(4)	$36,000.00 per share	May 22, 2019
3	(5)	$30,400.00 per share	September 10, 2019
5	(6)	$36,864.80 per share	September 27, 2019
10	(7)	$22,504.00 per share	December 2, 2019
105	(8)	$7,200.00 per share	December 2, 2020
105	(9)	$8,800.00 per share	December 2, 2020
25	(11)	$20,400.00 per share	March 30, 2018
22	(12)	$9,504.00 per share	June 29, 2020
659	(10)	$640.00 per share	June 29, 2020
343	(11)	$640.00 per share	September 4, 2020
363	(12)	$640.00 per share	September 21, 2020
7	(13)	$9,504.00 per share	September 4, 2020
198	(14)	$640.00 per share	October 23, 2020
7	(15)	$9,504.00 per share	October 23, 2020
4,120,977	(16)	$0.3488 per share	June 14, 2021
197,807	(17)	$0.3488 per share	February 21, 2021
21,549	(18)	$13.92 per share	June 6, 2021
4,349,762

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(2)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(3)	Issued to a placement agent in conjunction with an April 2014 private placement.
(4)	Issued to a placement agent in conjunction with a September 2014 private placement.
(5)	Issued as part of a September 2014 Regulation S offering.
(6)	Issued to a placement agent in conjunction with a 2014 public offering.
(7)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(8)	Issued as part of a March 2015 private placement.
(9)	Issued to a placement agent in conjunction with a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued to a placement agent in conjunction with a June 2015 private placement.
(14)	Issued as part of a June 2015 private placement.
(15)	Issued to a placement agent in conjunction with a June 2015 private placement.
(16)	Issued as part of a February 2016 private placement.
(17)	Issued to a placement agent in conjunction with a February 2016 private placement.
(18)	Contractually obligated to be issued pursuant to a strategic license agreement.

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (9). In addition, warrants subject to footnotes (2) and (10)-(12), (14), and (16) – (18) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (2), (16) and (17) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

The warrants subject to footnote (2) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of an approvable letter from the FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1,040.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $129,600.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (2) in the table above.

The warrants subject to footnote (5) in the table above are also subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations; to require the exercise of such warrants should the average trading price of its common stock over any 30 consecutive day trading period exceed $92.16.

The warrants subject to footnote (7) in the table above are also subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of 50% of the then-outstanding warrants if the trading price of its common stock is at least two times the initial warrant exercise price for any 20-day trading period. Further, in the event that the trading price of the Company’s common stock is at least 2.5 times the initial warrant exercise price for any 20-day trading period, the Company will have the right to require the immediate exercise of 50% of the then-outstanding warrants. Any warrants not exercised within the prescribed time periods will be canceled to the extent of the number of shares subject to mandatory exercise.

The holders of the warrants subject to footnote (2) in the table above have agreed to surrender the warrants, upon consummation of a qualified public financing, for new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants.

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,185,357 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 16,897 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 216,707 shares of common stock. As of December 31, 2016, the Company had issued 14,766 shares of common stock and rights to common stock shares for 2,131. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

5. INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2016, the company had NOL carryforwards available through 2035 of approximately $79.3 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The company has not recorded deferred tax assets due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL.

Components of deferred taxes are as follow at December 31 (in thousands):

	2016	2015
Deferred tax assets	$795	$626
Net operating loss carry forwards	27,958	28,201
Deferred tax liabilities: intangible assets and other	-	-
	28,753	28,827
Valuation allowance	(28,753)	(28,827)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2016	2015
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(38)	(38)
	0%	0%

6. STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at December 31, 2016 and 2015. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

As of December 31, 2016, the Company has issued and outstanding options to purchase a total of 125 shares of common stock pursuant to the Plan, at a weighted average exercise price of $37,920 per share.

The fair value of stock options granted in the period ended December 31, 2015 were estimated using the Black-Scholes option pricing model. No options were issued during the period ended December 31, 2016.

Stock option activity for December 31, 2016 and 2015 as follows:

	2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	87	$36,000
Options granted	52	$9,600
Options exercised	(2)	$38,400
Options expired/forfeited	(5)	$34,400
Outstanding at end of year	132	$36,000
Options available for issue	-

	2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	132	$36,000
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(7)	$74,160
Outstanding at end of year	125	$37,920
Options available for issue	-

		Weighted Average
	Shares	Exercise Price
Options Vested as of December 31, 2015	113	$39,200
Options vested in 2016	4	$22,860
Options vested as of December 31, 2016	117	$38,640

		Weighted Average
	Shares	Exercise Price
Options Unvested as of December 31, 2015	19	$39,200
Options vested in 2016	(4)	$22,860
Options expired/forfeited in 2016	(7)	$74,160
Options Unvested as of December 31, 2016	8

7.   LITIGATION AND CLAIMS

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

As of December 31, 2016 and 2015, there was no accrual recorded for any potential losses related to pending litigation.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092. The Company leases approximately 23,000 square feet under a lease that expires in June 2017. The fixed monthly lease expense is approximately $15,000 plus common charges. The Company also leases office and equipment under operating lease agreements with monthly payments of approximately $2,000. These leases expire at various dates through April 2016. Future minimum rental payments at December 31, 2016 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2017	98

Related Party Contracts

On June 5, 2016, the Company entered into a license agreement with Shenghuo Medical, LLC pursuant to which the Company granted Shenghuo an exclusive license to manufacture, sell and distribute LuViva in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo was already the Company’s exclusive distributor in China, Macau and Hong Kong, and the license extended to manufacturing in those countries as well. Under the terms of the license agreement, once Shenghuo was capable of manufacturing LuViva in accordance with ISO 13485 for medical devices, Shenghuo would pay the Company a royalty equal to $2.00 or 20% of the distributor price (subject to a discount under certain circumstances), whichever is higher, per disposable distributed within Shenghuo’s exclusive territories. In connection with the license grant, Shenghuo was to underwrite the cost of securing approval of LuViva with Chinese Food and Drug Administration. At its option, Shenghuo also would provide up to $1.0 million in furtherance of the Company’s efforts to secure regulatory approval for LuViva from the U.S. Food and Drug Administration, in exchange for the right to receive payments equal to 2% of the Company’s future sales in the United States, up to an aggregate of $4.0 million. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to the Company’s board of directors (director Richard Blumberg is that designee). As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by the Company with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue Shenghuo a five-year warrant exercisable immediately for approximately 21,549 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In order to facilitate the SMI agreement, immediately prior to its execution the Company entered into an agreement with Shenghuo Medical, LLC, regarding its previous license to Shenghuo. Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement. See Note 13, Subsequent Events.

On September 6, 2016, the Company entered into a royalty agreement with one of its directors, John Imhoff, and another stockholder, Dolores Maloof, pursuant to which the Company sold to them a royalty of future sales of single-use cervical guides for LuViva. Under the terms of the royalty agreement, and for consideration of $50,000, the Company will pay them an aggregate perpetual royalty initially equal to $0.10, and from and after October 2, 2016, equal to $0.20, for each disposable that the Company sells (or that is sold by a third party pursuant to a licensing arrangement with the Company).

9.   NOTES PAYABLE

Notes Payable in Default

At December 31, 2016 and 2015, the Company maintained notes payable and accrued interest to both related and non-related parties totaling $1,539,000 and $133,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10% and have default rates as high a 16.5%.

Short Term Notes Payable

At December 31, 2016 and 2015, the Company maintained short term notes payable and accrued interest to both related and non-related parties totaling $127,000 and $634,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10%.

In June 2016, the Company entered into a premium finance agreement to finance its insurance policies totaling $193,862. The note requires monthly payments of $17,622, including interest at 4.87% and matures in April 2017. The balance due on this note totaled $70,000 at December 31, 2016.

In June 2015, the Company entered into a similar short-term note payable for the financing of its insurance policies. This note required monthly payments of $17,614, including interest at 5.2% and matured in April 2016. The balance due on this note totaled $70,000 at December 31, 2015.

10.  SHORT-TERM CONVERTIBLE DEBT

Related Party Convertible Note Payable – Short-Term

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of December 31, 2016 the Company had a note due of $300,000. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On December 28, 2016, the Company entered into a securities purchase agreement with an investor for the issuance and sale to investor of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, the Company issued to the investor a note in the principal amount of $222,000, for a purchase price of $200,000. The note matures six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. The Company may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if the Company fails to repay all principal and interest due under the notes at the maturity date), the investor may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the note.

As of December 31, 2016, the Company had debt issue costs of $30,000, net of debt of $168,000.

11.  CONVERTIBLE DEBT IN DEFAULT

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

The balance due on the note was $530,691 and $685,864 at December 31, 2016 and 2015, respectively. The balance was reduced by $306,863 as part of a debt restructuring completed with an accredited investor on December 7, 2016 (see Note 11).

Total debt issuance costs as originally capitalized were approximately $130,000. This amount was amortized over nine months and was fully amortized as of December 31, 2015. Total amortized expense for the years ended December 31, 2015 was approximately $49,000. For the year ended December 31, 2015, the Company recorded amortization of approximately $213,000 on the discount. The original issue discount of $560,000 was fully amortized as of December 31, 2015.

On November 2, 2016, the Company entered into a lockup and exchange agreement with GHS Investments, LLC, holder of approximately $221,000 in outstanding principal amount of the Company’s secured promissory note and all of the outstanding shares of the its Series C preferred stock. Pursuant to the agreement, upon the effectiveness of the 1:800 reverse stock split and continuing for 45 days after, GHS and its affiliates were prohibited from converting any portion of the secured promissory note or any of the shares of Series C preferred stock or selling any of the Company’s securities that they beneficially owned. The Company agreed that, upon consummation of its next financing, the Company would use $260,000 of net cash proceeds first, to repay GHS’s portion of the secured promissory note and second, with any remaining amount from the $260,000, to repurchase a portion of GHS’s shares of Series C preferred stock. In addition, GHS has agreed to exchange the stated value per share (plus any accrued but unpaid dividends) of its remaining shares of Series C preferred stock for new securities of the same type that the Company separately issue in the next qualifying financing it undertakes, on a dollar-for-dollar basis in a private placement exchange.

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, the investor received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from the holder to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $78,500 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of December 31, 2016, had not done so). As of December 31, 2016, the balance due on the convertible debt was $1,830,000 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and the accredited investor with the transaction holder.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of December 31, 2016, the exercise price had been adjusted to $0.35 and the number of common stock shares exchangeable for was 4,120,978. As of December 31, 2016, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of December 31, 2016 the investor had earned approximately $23,000 of royalties.

Debt Restructuring.

On December 7, 2016, the Company entered into an exchange agreement with GPB Debt Holdings II LLC with regard to the $1,525,000 in outstanding principal amount of senior secured convertible note originally issued to GPB on February 11, 2016, and the $306,863 in outstanding principal amount of the Company’s secured promissory note that GPB holds (see “—Secured Promissory Note”). Pursuant to the exchange agreement, upon completion of the next financing resulting in at least $1 million in cash proceeds, GPB will exchange both securities for a new convertible note in principal amount of $1,831,863. The new convertible note will mature on the second anniversary of issuance and will accrue interest at a rate of 19% per year. The Company will pay monthly interest coupons and, beginning one year after issuance, will pay amortized quarterly principal payments. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the new convertible note will be convertible at any time, in whole or in part, at the holder’s option, into shares of common stock, at a conversion price equal to the price offered in the qualifying financing that triggers the exchange, subject to certain customary adjustments and anti-dilution provisions contained in the new convertible note. The new convertible note will include customary event of default provisions and a default interest rate of the lesser of 21% or the maximum amount permitted by law. Upon the occurrence of an event of default, GPB will be entitled to require the Company to redeem the new convertible note at 120% of the outstanding principal balance. The new convertible note will be secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to the security agreement entered into by the Company and GPB in connection with the issuance of the original senior secured convertible note. As an inducement to GPB to enter into these transactions, the Company agreed to increase the royalty payable to GPB pursuant to its consulting agreement with us from 3.5% to 3.85% of revenues from the sales of the Company’s products.

12.  INCOME (LOSS) PER COMMON SHARE

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

Diluted net loss per common share is the same as basic net loss per common share since the Company was operating in a loss position for 2016 and 2015.

13.  SUBSEQUENT EVENTS

On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In exchange for the license, SMI will pay a $1.0 million licensing fee, payable in five installments through October 2017, as well as a royalty on each disposable sold in the territories. SMI will also underwrite the cost of securing approval of LuViva with the Chinese Food and Drug Administration, or CFDA. Pursuant to the SMI agreement, SMI must become capable of manufacturing LuViva in accordance with ISO 13485 for medical devices by the second anniversary of the SMI agreement, or else forfeit the license. During 2017, SMI must purchase no fewer than ten devices (with up to two devices pushed to 2018 if there is a delay in obtaining approval from the CFDA). In the three years following CFDA approval, SMI must purchase a minimum of 3,500 devices (500 in the first year, 1,000 in the second, and 2,000 in the third) or else forfeit the license. As manufacturer of the devices and disposables, SMI will be obligated to sell each to us at costs no higher than our current costs. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue $1.0 million in shares of its common stock to SMI, in five installments through October 2017, at a price per share equal to the lesser of the average closing price for the five days prior to issuance and $1.25.

In order to facilitate the SMI agreement, immediately prior to its execution the Company entered into an agreement with Shenghuo Medical, LLC, regarding its previous license to Shenghuo (see Note 8, Commitments and Contingencies). Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement. As consideration, the Company agreed to split with Shenghuo the licensing fees and net royalties from SMI that the Company will receive under the SMI agreement. Should the SMI agreement be terminated, the Company have agreed to re-issue the original license to Shenghuo under the original terms. The Company’s COO and director, Mark Faupel, is a shareholder of Shenghuo, and another director, Richard Blumberg, is a managing member of Shenghuo.

On February 13, 2017, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 200,000 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.77 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. The Company may prepay the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, the Company agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $0.40 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2016, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 version of the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2016, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	62	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Mark Faupel, Ph.D.	61	Chief Operating Officer and Director
Richard L. Fowler	60	Senior Vice President of Engineering
Richard P. Blumberg	60	Director
John E. Imhoff, M.D.	67	Director
Michael C. James	58	Chairman and Director

Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

Gene S. Cartwright, Ph.D. joined us in January 2014 as the President, Chief Executive Officer and Acting Chief Financial Officer. He was elected as a director on January 11, 2014. His most recent position was with Omnyx, LLC, a Joint Venture between GE Healthcare and the University of Pittsburgh Medical Center, where, as CEO for over four years he founded and managed the successful development of products for the field of Digital Pathology. Prior to his work with Omnyx, LLC, he was President of Molecular Diagnostics for GE Healthcare. Prior to GE, Dr. Cartwright was Divisional Vice President/General Manager for Abbott Diagnostics’ Molecular Diagnostics business. In his 24 year career at Abbott, he also served as Divisional Vice President for U.S. Marketing for five years. He received a Masters of Management degree from Northwestern’s Kellogg School of Management and also holds a Ph.D. in chemistry from Stanford University and an AB from Dartmouth College.

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

Mark Faupel, Ph.D., rejoined us as Chief Operating Officer and director on December 8, 2016. He previously served on our board of directors through 2013 and has more than 30 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel was one of our co-founders and also served as our Chief Executive Officer from May 2007 through 2013. Prior thereto was our Chief Technical Officer from April 2001 to May 2007. Dr. Faupel has served as a National Institutes of Health reviewer, is the inventor on 26 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia. Dr. Faupel is also a shareholder of Shenghuo Medical, LLC. See Item 13, Certain Relationships and Related Transactions and Director Independence

Rick Fowler, Senior Vice President of Engineering is an accomplished Executive with significant experience in the management of businesses that sell, market, produce and develop sophisticated medical devices and instrumentation. Mr. Fowler’s 25 plus years of experience includes assembling and managing teams, leading businesses and negotiating contracts, conducting litigation, and developing ISO, CE, FDA QSR, GMP and GCP compliant processes and products. He is adept at providing product life cycle management through effective process definition and communication - from requirements gathering, R&D feasibility, product development, product launch, production startup and support. Mr. Fowler combines outstanding analytical, out-of-the-box, and strategic thinking with strong leadership, technical, and communication skills and he excels in dynamic, demanding environments while remaining pragmatic and focused. He is able to deliver high risk projects on time and under budget as well as enhance operational effectiveness through outstanding cross-functional team leadership (R&D, marketing, product development, operations, quality assurance, sales, service, and finance). In addition, Mr. Fowler is well versed in global medical device regulatory and product compliance requirements.

Richard P. Blumberg was appointed to the Board of Directors on November 10, 2016. Mr. Blumberg has been a long-time investor in the Company. Since 1978, Mr. Blumberg has been a Principal at Webster, Mrak & Blumberg, a medical-legal and class action labor litigation firm. He is also currently the Managing Member of Elysian Medical, LLC, a company with world-wide rights for certain breast cancer detection technology. He served from 2004 to 2007 as Chief Executive Officer of Energy Logics, a wind power company that developed projects in Alberta, Canada and Montana. Mr. Blumberg holds a B.S. in Electrical Engineering and Computer Science from the University of Illinois and received a J. D. from Stanford University. He also brings extensive experience as a venture capitalist specializing in high-tech and life science companies. Mr. Blumberg is also a Managing Member of Shenghuo Medical, LLC. See Item 13, Certain Relationships and Related Transactions and Director Independence.

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

Michael C. James has served as a member of our Board of Directors since March 2007 and as Chairman of the Board since October 2013. Mr. James is also the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, Chief Executive Officer and the Chief Financial Officer of Inergetics, Inc., a nutraceutical supplements company and also the Chief Financial Officer of Terra Tech Corporation, which is a hydroponic and agricultural company. He also holds the position of Managing Director of Kuekenhof Equity Fund, L.P. and Kuekenhof Partners, L.P. Mr. James currently sits on the Board of Directors of Inergetics; Inc. Mr. James was Chief Executive Officer of Nestor, Inc. from January 2009 to September 2009 and served on their Board of Directors from July 2006 to June 2009. He was employed by Moore Capital Management, Inc., a private investment management company from 1995 to 1999 and held position of Partner. He was employed by Buffalo Partners, L.P., a private investment management company from 1991 to 1994 and held the position of Chief Financial and Administrative Officer. He began his career in 1980 as a staff accountant with Eisner LLP. Mr. James received a B.S. degree in Accounting from Farleigh Dickinson University in 1980.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2016, our officers, directors were in compliance with all applicable filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2016 and 2015 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2016:

2016 and 2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gene S. Cartwright, Ph.D.	2016	104,990	150,000	-	254,990
President, CEO, Acting CFO and Director (2)	2015	300,000	150,000	-	450,000
Mark Faupel, Ph.D.	2016	132,557	-	-	132,557
COO and Director(3)	2015	198,073	-	30,400	228,473
Richard Fowler,	2016	129,995	-	-	129,995
Senior Vice President of Engineering	2015	243,000	-	30,880	273,880

(1)
See Note 4 to the audited consolidated financial statements that accompany this prospectus.
(2)
All amounts reported as accrued. Dr. Cartwright has elected to get paid partial salary, due to our cash position.
(3)
In 2016, Dr. Faupel was not employed by us, but instead provided consulting services to us on an as-needed basis. On December 8, 2016, the board of directors appointed Dr. Faupel as our new COO and director.

On March 2016, Dr. Cartwright agreed to reduce his base salary compensation to $75,000 from $300,000. The board-granted performance bonus remained the same at $150,000 for all both years, and he received usual customary company benefits. During 2015, he also received 20,000 performance-based restricted shares of common stock, which will vest as follows: (1) seven shares will vest if the stock price closes at or above $1,200 for 30 consecutive trading days, and an additional seven will vest on the first anniversary of such vesting date, in each case subject to continuous employment through the applicable vesting date; and (2) seven shares will vest if the stock price closes at or above $200,000 for 30 consecutive trading days, and an additional seven will vest on the first anniversary of such vesting date, in each case subject to continuous employment through the applicable vesting date. As of December 31, 2016, Dr. Cartwright’s deferred salary plus interest was $361,526 and his deferred bonus was $450,000.

Dr. Faupel’s 2016 and 2015 compensation consisted of a base salary of $132,557 and $198,073, respectively, plus usual and customary company benefits. He received no bonus in the years ended December 31, 2016 and 2015. In 2015, he received options to purchase 1,900 shares of common stock, which vest over 48 months. As of December 31, 2016, Dr. Faupel’s remaining deferred salary plus interest and bonus was $166,426. He also holds a promissory note of $290,704 for past un-paid salary.

On March 2016, Mr. Fowler began working half-time and agreed to reduce his base salary compensation to $107,500 from $243,000 in 2015. For both years he received the usual and customary company benefits. He received no bonus in the years ended December 31, 2016 and 2015. In 2015, he received options to purchase 1,930 shares of common stock, which vest over 48 months. As of December 31, 2016, Mr. Fowler’s total deferred salary plus interest was approximately $320,042.

Outstanding Equity Awards to Officers at December 31, 2016

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under-lying Unexercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director	2	-	3	21,600.00	12/31/2024
Mark Faupel, Ph.D. COO and Director	32	-	3	57,600.00	12/31/2024
Richard Fowler Senior Vice President of Engineering	11	-	3	47,200.00	12/31/2024
(1)
Represents fully vested options.
(2)
Based on all outstanding options.

Outstanding Equity Awards to Directors at December 31, 2016

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Hart, Ph.D., Director (resigned as of December 11, 2015)	18	17,600.00
John E. Imhoff, M.D., Director	16	26,400.00
Michael C. James, Chairman and Director	13	16,000.00
Jonathan Niloff, M.D., former Director	14	17,600.00
Linda Rosenstock, M.D., former Director	14	16,800.00

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our equity securities as of March 6, 2017 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite D, Norcross, Georgia 30092.

	Common Stock (2)		Series C Preferred Stock (3)		Series C1 Preferred Stock (4)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (5)	4,249,082	79.55%	-	-	2,400.75	55.67%
Lynne Imhoff (6)	1,194,239	52.02%	-	-	675.00	15.65%
Michael C. James/Kuekenhof Equity Fund, LLP (7)	28	*	-	-	-	-
Gene Cartwright (8)	38	*	-	-	-	-
Richard L. Fowler (9)	16	*	-	-	-	-
Richard P. Blumberg (10)	37	*	-	-	-	-
Mark Faupel (11)	529,773	32.44%			300.00	6.96%
All directors and executive officers as a group (4 persons) (12)	4,249,164	79.55%	-	-	2,700.75	62.63%

(*)	Less than 1%.
(1)
Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)
Percentage ownership is based on 1,015,012 shares of common stock outstanding as of March 6, 2017. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet”  or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	As of March 6, 2017, there were 1,497 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 1,762 shares of common stock.
(4)	As of March 6, 2017, there were 4,312.50 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 1,762 shares of common stock.
(5)
Shares of common stock consist of 12,952 shares of common stock directly held, 4,912 shares issuable upon exercise of warrants, 16 shares subject to options, and 4,231,202 shares issuable upon conversion of 2,400.75 shares of Series C1 preferred stock. Dr. Imhoff is on the board of directors.

(6)
Shares of common stock consist of 3,612 shares of common stock directly held, 973 shares issuable upon exercise of warrants, and 1,189,654 shares issuable upon conversion of 675.00 shares of Series C1 preferred stock.

(7)	Shares of commons stock consist of 10 shares of common stock directly held, 4 shares issuable upon exercise of warrants, and 14 shares subject to options. Mr. James is on the board of directors.
(8)
Shares of commons stock consist of 29 shares of common stock directly held, 4 shares issuable upon exercise of warrants, and 5 shares subject to options.  Dr. Cartwright is the CEO and on the board of directors.

(9)	Shares of commons stock consist of 2 shares of common stock directly held and 14 shares subject to options.
(10)	Shares of common stock consist of 23 shares of common stock directly held and 14 shares issuable upon exercise of warrants.
(11)
Shares of common stock consist of 1,600 shares of common stock directly held, 46 shares issuable upon exercise of warrants, 27 shares subject to options, and 528,100 shares issuable upon conversion of 300.00 shares of Series C1 preferred stock. Dr. Faupel is the COO and on the board of directors.

(12)
Shares of commons stock consists of 12,993 shares of common stock directly held, 4,920 shares issuable upon exercise of warrants, 49 shares subject to options, and 4,231,202 shares issuable upon conversion of 2,700.75 shares of Series C1 preferred stock.

See Item 5 of this report for information regarding Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our board recognizes that related person transactions present a heightened risk of conflicts of interest. The audit committee has the authority to review and approve all related party transactions involving our directors or executive officers.

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
Based on the definition of independence of the NASDAQ Stock Market, the board has determined that Mr. James and Dr. Imhoff are independent directors.

John E. Imhoff is one of our directors. In June 2015, Dr. Imhoff agreed to exchange certain of his warrants, originally issued in December 2014 and exercisable for 1 share of our common stock, for two new warrants that, unlike the original warrant, do not contain any price or share reset provisions. Each new warrant is exercisable for the same number of shares of our common stock as the original warrant, at any time until December 2, 2020. The exercise price of the first new warrant is $72 per share and the second new warrant is $88 per share but, aside from the exercise price, the new warrants are identical in terms to each other. As additional consideration, we issued Dr. Imhoff an additional 1 share of common stock. Dr. Imhoff participated on terms equal to those of other holders of the December 2014 warrants. As a result of these transactions, Dr. Imhoff’s beneficial ownership of our common stock increased from approximately 11.7% immediately prior to the exchange, to approximately 11.8% immediately afterward.

In September 2015, Dr. Imhoff participated in our Series C preferred stock issuance by exchanging all of his shares of Series B preferred stock and investing $300,000 in cash, for a total of 1,067 shares of Series C preferred stock and warrants to purchase 211 shares of common stock. Dr. Imhoff participated on terms equal to those of other Series C investors. As a result of these transactions, Dr. Imhoff’s beneficial ownership of our common stock increased from approximately 14% immediately prior to his first acquisition of shares of Series C preferred stock, to 25% immediately afterward.

On March 11, 2016, Dr. Imhoff received 24 shares of common stock as a dividend on his Series B preferred stock (previously accrued but unpaid), in accordance with the terms of the Series B preferred stock.

In April 2016, Dr. Imhoff exchanged his shares of Series C preferred stock for a total of 2,400.75 shares of Series C1 preferred stock and 12,804 shares of common stock. Dr. Imhoff participated on terms equal to those of other Series C1 investors. As a result of this transaction, Dr. Imhoff’s beneficial ownership of our common stock increased from approximately 25% immediately prior to the transaction, to 77% immediately afterward.

In June 2016, Dr. Imhoff agreed to exchange certain of his warrants, exercisable for 4,560 shares of our common stock and subject to certain anti-dilution provisions, in exchange for new warrants, exercisable for 9,120 shares of our common stock, but without those anti-dilution provisions. Dr. Imhoff will be required to surrender his old warrants upon consummation of our next financing resulting in net cash proceeds to us of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as our common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

On September 6, 2016, we entered into a royalty agreement with Dr. Imhoff and another party. Pursuant to the royalty agreement, in exchange for a payment of $50,000 by Dr. Imhoff and the other party, we granted them a royalty on future sales of our single-use cervical guides. The royalty rate was initially $0.10 per disposable, until October 2, 2016, at which point the royalty rate increased to $0.20 per disposable. Any royalty payments will be split evenly between Dr. Imhoff and the other party.

Lynne Imhoff (no relation) currently beneficially owns in excess of 10% of our outstanding common stock. In September 2015, Ms. Imhoff participated in our Series C preferred stock issuance by exchanging all of her shares of Series B preferred stock and investing $125,000 in cash, for a total of 300 shares of Series C preferred stock and warrants to purchase 592 shares of common stock. Ms. Imhoff participated on terms equal to those of other Series C investors. As a result of these transactions, Ms. Imhoff’s beneficial ownership of our common stock increased from approximately 2% immediately prior to her first acquisition of shares of Series C preferred stock, to 4% immediately afterward.

In April 2016, Ms. Imhoff exchanged her shares of Series C preferred stock for a total of 675 shares of Series C1 preferred stock and 3,600 shares of common stock. Ms. Imhoff participated on terms equal to those of other Series C1 investors. As a result of this transaction, Ms. Imhoff’s beneficial ownership of our common stock increased from approximately 4% immediately prior to the transaction, to 45% immediately afterward.

In June 2016, Ms. Imhoff agreed to exchange certain of her warrants, exercisable for 912 shares of our common stock and subject to certain anti-dilution provisions, in exchange for new warrants, exercisable for 1,824 shares of our common stock, but without those anti-dilution provisions. Ms. Imhoff will be required to surrender her old warrants upon consummation of our next financing resulting in net cash proceeds to us of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as our common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

Mark Faupel is one of our directors and our Chief Operating Officer, and Richard Blumberg is another one of our directors. Dr. Faupel is a shareholder of Shenghuo, and Mr. Blumberg, is a managing member of Shenghuo. We entered into a license agreement with Shenghuo pursuant to which we granted Shenghuo an exclusive license to manufacture, sell and distribute our LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo has been our exclusive distributor in China, Macau and Hong Kong, and the license extends to manufacturing in those countries as well. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to our board of directors. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by us with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of our common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. We will also issue Shenghuo a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

In September 2015, Dr. Faupel participated in our Series C preferred stock issuance by investing $100,000 in cash, for a total of 133 shares of Series C preferred stock and warrants to purchase 46 shares of common stock. Dr. Faupel participated on terms equal to those of other Series C investors. In April 2016, Dr. Faupel exchanged his shares of Series C preferred stock for a total of 300 shares of Series C1 preferred stock and 1,600 shares of common stock. Dr. Faupel participated on terms equal to those of other Series C1 investors.

Item 14. Principal Accountant Fees and Services

UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

We were billed by UHY LLP $176,000 and $192,000 during the fiscal years ended December 31, 2016 and 2015, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2016	2015
Audit fees	$154,000	$166,000
Audit related fees	15,000	15,000
Tax fees	7,000	11,000
Total Fees	$176,000	$192,000

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429) filed April 24, 1997)
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed September 10, 2014)
4.3	Amendment #1 to Secured Promissory Note, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015)
4.4	Amendment #2 to Secured Promissory Note, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
4.5	Amendment #3 to Secured Promissory Note, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
4.6	Amendment #4 to Secured Promissory Note, dated June 16, 2015 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
4.7	Amendment #5 to Secured Promissory Note, dated June 29, 2015 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
4.8	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
4.9	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
4.10	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
4.11	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 12, 2016)
4.12	Form of Exchange Note (GPB) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 7, 2016)
4.13	10% OID Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 30, 2016)
4.14	Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 16, 2017)
4.15	Form of Warrant (Standard Form) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010)
4.16	Form of Warrant (InterScan) (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
4.17	Form of Warrant (November 2011 Private Placement) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011)
4.18	Form of Warrant (Series B-Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.19	Form of Warrant (Series B-Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.20	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014)
4.21	Form of Warrant (2014 Public Offering Placement Agent) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)

4.22	Form of Warrant (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.23	Form of Warrant (Series C) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
4.24	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)
4.25	Form of Warrant (Series B-Tranche B Exchanges; GPB Exchange) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 14, 2016)
4.26	Common Stock Purchase Warrant (Convertible Promissory Note) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed February 16, 2017)
10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the current report on Form 8-K, filed September 2, 2011)
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
10.28
Rollover and Amendment Agreement, dated April 27, 2016, by and between the Company and Aquarius Opportunity Fund (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 3, 2016)

10.29	Form of Letter Agreement (Series C Exchanges) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 3, 2016)
10.30	License Agreement, dated June 5, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 8, 2016)
10.31	Form of Warrant Exchange Agreement (Warrant-for-Shares) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 14, 2016)
10.32	Form of Warrant Exchange Agreement (Warrant-for-Warrant) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed June 14, 2016)
10.33	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
10.34	Lockup and Exchange Agreement, dated November 2, 2016, by the Company and GHS Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 2, 2016)
10.35	Exchange Agreement, dated December 7, 2016, between the Company and GPB Debt Holdings II LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 7, 2016)
10.36
Amendment to Consulting Agreement, dated December 7, 2016, between the Company and GPB Debt Holdings II LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed December 7, 2016)

10.37	Securities Purchase Agreement, dated December 28, 2016, between the Company and RedDiamond (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 30, 2016)
10.38
Agreement between Shandong Yaohua Medical Instrument Corporation and Guided Therapeutics, Inc., Confidential, Final 22 January 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2017)

10.39	Guided Therapeutics-Shenghuo Medical Agreement, 22 Jan 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed January 26, 2017)
10.40
Securities Purchase Agreement, dated as of February 13, 2017, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2017)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP
101.1*	Interactive Data File
*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

Date:	March 21, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

March 20, 2017	/s/ Gene S. Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Gene S. Cartwright

March 20, 2017	/s/ Micbael C. James	Chairman of the Board and Director
Michael C. James

March 20, 2017	/s/ John E. Imhoff	Director
John E. Imhoff

March 20, 2017	/s/ Richard P. Blumberg	Director
Richard P. Blumberg

March 20, 2017	/s/ Mark Faupel	Chief Operating Officer and Director
Mark Faupel