Form 10-Q
period 2017-06-30
GUIDED THERAPEUTICS INC
filed 2017-08-18
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

As of August 7, 2017, the registrant had 3,596,732 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in Thousands)
ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$8	$14
Accounts receivable, net of allowance for doubtful accounts of $248 and $279 at June 30, 2017 and December 31, 2016, respectively	4	-
Inventory, net of reserves of $262 and $278, at June 30, 2017 and December 31, 2016, respectively	756	773
Other current assets	356	259
Total current assets	1,124	1,046

Property and equipment, net	65	126
Other assets	319	320
Total noncurrent assets	384	446

TOTAL ASSETS	$1,508	$1,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, including related parties	$670	$1,008
Short-term note payable, including related parties	609	197
Accounts payable	2,888	2,600
Convertible notes in default	2,667	2,361
Convertible notes payable	585	468
Accrued liabilities	3,271	2,670
Deferred revenue	93	34
Total current liabilities	10,783	9,338

Warrants at fair value	1,072	1,420

TOTAL LIABILITIES	11,855	10,758

COMMITMENTS & CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 1.2 and 1.6 shares issued and outstanding as of June 30, 2017 and December 31, 2016, (Liquidation preference of $1,248 and $1,643 at June 30, 2017 and December 31, 2016, respectively)	461	601
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 4.3 shares issued and outstanding as of June 30, 2017 and December 31, 2016 (Liquidation preference of $4,312 at June 30, 2017 and December 31, 2016)	701	701
Common stock, $.001 Par value; 1,000,000 shares authorized, 2,538 and 669 shares issued and outstanding as of June, 30 2017 and December 31, 2016, respectively	744	742
Additional paid-in capital	116,782	116,380
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(128,903)	(127,558)

TOTAL STOCKHOLDERS’ DEFICIT	(10,347)	(9,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,508	$1,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
REVENUE:
Sales – devices and disposables	$87	$129	$104	$391
Cost of goods sold	82	33	98	101
Gross profit	5	96	6	290

OPERATING EXPENSES:
Research and development	89	148	183	438
Sales and marketing	67	86	149	203
General and administrative	382	760	726	1,677
Total operating expenses	538	994	1,058	2,318

Operating loss	(533)	(898)	(1,052)	(2,028)

OTHER INCOME (EXPENSES):
Other income	13	21	15	44
Interest expense	(325)	(1,213)	(546)	(1,371)
Change in fair value of warrants	(226)	211	403	1,606
Total other income (expenses)	(538)	(981)	(128)	279

LOSS BEFORE INCOME TAXES	(1,071)	(1,879)	(1,180)	(1,749)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,071)	$(1,879)	$(1,180)	$(1,749)

PREFERRED STOCK DIVIDENDS	(66)	(292)	(165)	(762)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,137)	$(2,171)	$(1,345)	$(2,511)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.59)	$(52.95)	$(0.94)	$(114.14)
DILUTED	$(0.59)	$(52.95)	$(0.94)	$(114.14)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	1,916	41	1,434	22
DILUTED	1,916	41	1,434	22

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,180)	$(1,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(35)	20
Depreciation	60	102
Amortization of debt issuance costs and discounts	128	816
Stock based compensation	32	53
Change in fair value of warrants	(403)	(1,606)
Changes in operating assets and liabilities:
Inventory	17	(120)
Accounts receivable	31	(119)
Other current assets	(97)	280
Other assets	1	27
Accounts payable	288	384
Deferred revenue	59	(176)
Accrued liabilities	822	549
Total adjustments	903	210

Net cash used in operating activities	(277)	(1,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	396	1,618
Payments made on notes payable	(125)	(92)

Net cash provided by financing activities	271	1,526

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6)	(13)
CASH AND CASH EQUIVALENTS, beginning of year	14	35
CASH AND CASH EQUIVALENTS, end of period	$8	$22
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$1	$1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$35	$225
Dividends on preferred stock	$165	$762

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

Organization and Background

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on November 7, 2016. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of June 30, 2017. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2017, it had an accumulated deficit of approximately $128.9 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue through at least the end of 2017 as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

At June 30, 2017, the Company had a negative working capital of approximately $9.7 million, accumulated deficit of $128.9 million, and incurred a net loss of $1,071,000 for the quarter then ended. Stockholders’ deficit totaled approximately $10.3 million at June 30, 2017, primarily due to recurring net losses from operations and deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the third quarter of 2017, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 11.0 million shares of its common stock outstanding at June 30, 2017, with exercise prices ranging between $0.14 and $40,000 per share. Exercises of these warrants would generate a total of approximately $6.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2016 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes, Monte Carlo simulations and binomial calculations. The Company uses the Monte Carlo simulations and binomial calculations in the calculation of the fair value of the warrant liabilities and the valuation of embedded conversion options and freestanding warrants.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company has adopted this guidance during the quarter ended June 30, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2017.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e., a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted this guidance during the quarter ended June 30, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2017.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted this guidance during the quarter ended June 30, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. ASU 2016-09 could result in increased volatility of the Company’s provision for income taxes and earnings per share, depending on the Company’s share price at exercise or vesting of share-based awards compared to grant date. The effective date will be the first quarter of fiscal year 2017, with early adoption permitted. The Company has adopted this guidance during the quarter ended June 30, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2017.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting)” (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

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

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its customers. The Company recognizes revenue from contracts on a straight-line basis, over the terms of the contract. The Company recognizes revenue from grants based on the grant agreement, at the time the expenses are incurred.

Significant Customers

During the six months ended June 30, 2017 and 2016, all of the Company’s revenues were from three and two customers, respectively. Revenue from these customers totaled $103,750 and $283,000 for the six months ended June 30, 2017 and 2016, respectively. Accounts receivable due from these customers represents 0% at June 30, 2017.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At June 30, 2017 and December 31, 2016, our inventories were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$795	$795
Work in process	115	115
Finished goods	108	141
Inventory reserve	(262)	(278)
Total	$756	$773

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Equipment	$1,378	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,441	2,441
Less accumulated depreciation and amortization	(2,376)	(2,315)
Total	$65	$126

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the that debt liability consistent with the debt discount.

Other Assets

Other assets primarily consist of short- and long-term deposits for various tooling inventory that are being constructed for the Company and deferred financing costs.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $9,000 and $9,100 for the six months ended June 30, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation	$1,887	$1,656
Accrued professional fees	73	161
Deferred rent	-	13
Accrued warranty	51	58
Accrued vacation	164	175
Accrued interest	223	-
Accrued dividends	300	296
Other accrued expenses	573	311
Total	$3,271	$2,670

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

The Company is currently delinquent with its federal and applicable state tax returns filings. Some of the federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). None of the Company’s state income tax returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At June 30, 2017 and December 31, 2016, the Company has approximately $34 and $33 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

Uncertain Tax Positions

The Company assesses each income tax position using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more-likely-than-not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2017 and December 31, 2016 there were no uncertain tax positions.

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

For the six months ended June 30, 2017 and 2016 share-based compensation for options attributable to employees, officers and Board members were approximately $32,000 and $53,000. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of June 30, 2017, the Company had approximately $76,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately three years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of June 30, 2017. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:
	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$-	$-	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt	-	-	(958)	(958)
Total long-term liabilities at fair value	$-	$-	$(1,072)	$(1,072)

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt	—	—	(1,306)	(1,306)

Total long-term liabilities at fair value	$—	$—	$(1,420)	$(1,420)

The following is a summary of changes to Level 3 instruments during the three months ended June 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Series C Warrants	Series B Warrants	Senior Secured Debt	Distributor Debt	Total

Balance, December 31, 2016	$-	$-	$(1,306)	$(114)	$(1,420)
Warrants issued during the period	-	-	(55)	-	(55)
Change in fair value during the period	-	-	403	-	403

Balance, June 30, 2017	$-	$-	$(958)	$(114)	$(1,072)

As of June 30, 2017, the fair value of warrants was approximately $1,072,000. A net change of approximately $403,000 has been recorded to the accompanying statement of operations for the six months ended June 30, 2017.

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 2,537,944 were issued and outstanding as of June 30, 2017. As of December 31, 2016, there were 1,000,000,000 authorized shares of common stock, of which 668,651 were issued and outstanding.

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

For the six months ended June 30, 2017, the Company issued 1,869,293 shares of common stock as listed below:

Series C Preferred Stock Conversions	1,116,708
Series C Preferred Stock Dividends	551,735
Issuance of shares due to commitment in Debt agreement	50,000
Convertible Debt Conversions	150,850
Total	1,869,293

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 1,248 and 1,643 were issued and outstanding at June 30, 2017 and December 31, 2016, respectively, and 20,250 shares of preferred stock as Series C1 Convertible Preferred Stock, of which 4,312 shares were issued and outstanding at June 30, 2017 and December 31, 2016.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2017, there were 1,248 shares outstanding with a conversion price of $0.1504 per share, such that each share of Series C preferred stock would convert into approximately 6,649 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the amount of unpaid dividends through the Dividend End Date on the converted shares. At June 30, 2017, the “make-whole payment” for a converted share of Series C preferred stock would convert to 3,657 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 150 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At June 30, 2017, the exercise price per share was $640.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 22,996 shares of common stock. At June 30, 2017, there were 4,312 shares outstanding with a conversion price of $0.1504 per share, such that each share of Series C preferred stock would convert into approximately 6,649 shares of the Company’s common stock

The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments” and, while it has the same anti-dilution protections afforded the Series C preferred stock, it does not automatically reset in connection with a reverse stock split or conversion of our outstanding convertible debt.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the quarter ended June 30, 2017:

Warrants (Underlying Shares)
Outstanding, January 1, 2017	5,124,007
Issuances	5,887,065
Canceled / Expired	-
Exercised	-
Outstanding, June 30, 2017	11,011,072

The Company had the following shares reserved for the warrants as of June 30, 2017:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
24	(1)	$8,368.00 per share	May 23, 2018
7,542	(2)	$75.00 per share	June 14, 2021
3	(3)	$40,000.00 per share	April 23, 2019
8	(4)	$36,000.00 per share	May 22, 2019
3	(5)	$30,400.00 per share	September 10, 2019
5	(6)	$36,864.80 per share	September 27, 2019
10	(7)	$22,504.00 per share	December 2, 2019
105	(8)	$7,200.00 per share	December 2, 2020
105	(9)	$8,800.00 per share	December 2, 2020
25	(11)	$20,400.00 per share	March 30, 2018
22	(12)	$9,504.00 per share	June 29, 2020
659	(10)	$640.00 per share	June 29, 2020
343	(11)	$640.00 per share	September 4, 2020
362	(12)	$640.00 per share	September 21, 2020
7	(13)	$9,504.00 per share	September 4, 2020
198	(14)	$640.00 per share	October 23, 2020
7	(15)	$9,504.00 per share	October 23, 2020
10,271,379	(16)	$0.14 per share	June 14, 2021
493,026	(17)	$0.14 per share	February 21, 2021
17,239	(18)	$13.92 per share	June 6, 2021
200,000	(19)	$0.67 per share	February 13, 2022
20,000	(20)	$0.18 per share	May 16, 2022
11,011,072

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(2)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(3)	Issued to a placement agent in conjunction with an April 2014 private placement.
(4)	Issued to a placement agent in conjunction with a September 2014 private placement.
(5)	Issued as part of a September 2014 Regulation S offering.
(6)	Issued to a placement agent in conjunction with a 2014 public offering.
(7)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(8)	Issued as part of a March 2015 private placement.
(9)	Issued to a placement agent in conjunction with a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued to a placement agent in conjunction with a June 2015 private placement.
(14)	Issued as part of a June 2015 private placement.
(15)	Issued to a placement agent in conjunction with a June 2015 private placement.
(16)	Issued as part of a February 2016 private placement.
(17)	Issued to a placement agent in conjunction with a February 2016 private placement.
(18) (19)	Issued pursuant to a strategic license agreement. Issued as part of a February 2017 private placement.
(20)	Issued as part of a May 2017 private placement.

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (9). In addition, warrants subject to footnotes (2) and (10)-(12), (14), and (16) – (19) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (2), (16) and (17) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

The warrants subject to footnote (2) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of an approvable letter from the U.S. FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1,040.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $129,600.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (2) in the table above.

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

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,185,357 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 16,897 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 216,707 shares of common stock. As of June 30, 2017, the Company had issued 14,766 shares of common stock and rights to common stock shares for 2,131. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at June 30, 2017. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable after four years and expire ten years from the date of grant.

As of June 30, 2017, the Company has issued and outstanding options to purchase a total of 119 shares of common stock pursuant to the Plan, at a weighted average exercise price of $37,920 per share.

The fair value of stock options are estimated using the Black-Scholes option pricing model. No options were issued during the period ended June 30, 2017.

Stock option activity for June 30, 2017 as follows:
	2017
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	$125 37,920
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(6)	$55,200
Outstanding at end of the period	119	$37,920

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

As of June 30, 2017 and December 31, 2016, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 23,000 square feet under a lease that expired in June 2017. The Company occupies the space on a month to month rental basis. The fixed monthly lease expense is approximately $15,000 plus common charges. The Company also leases office and equipment under operating lease agreements with monthly payments of approximately $2,000. These leases expire at various dates through June 2017.

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

8.   NOTES PAYABLE

Notes Payable in Default

At June 30, 2017 and December 31, 2016, the Company maintained notes payable and accrued interest to both related and non-related parties totaling $670,000. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10% and have default rates as high a 16.5%.

Short Term Notes Payable

At June 30, 2017 and December 31, 2016, the Company maintained short term notes payable and accrued interest to both related and non-related parties totaling $609,000 and $127,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10%.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of June 30, 2017, the Company had a note due of $374,358. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On February 13, 2017, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 200,000 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.77 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. The Company may prepay the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, the Company agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $0.40 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance). The Company allocated proceeds of $90,000 to the warrants and common stock issued in connection with the financing. As of June 30, 2017, the Company has net debt of $93,000, including unamortized original issue discount of $7,000, unamortized debt issuance costs of $21,000 and unamortized discount related to common stock and warrants of $49,000.

On May 17, 2017, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note will initially be paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle is required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of June 30, 2017, the Company has net debt of $32,500, including unamortized original issue discount of $3,500, unamortized and debt issuance costs of $8,000.

On May 17, 2017, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note will initially be paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar is required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of June 30, 2017, the Company has net debt of $32,500, including unamortized original issue discount of $3,500, unamortized and debt issuance costs of $8,000.

On May 18, 2017, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of June 30, 2017, the Company has net debt of $53,000, including unamortized original issue discount of $5,000, unamortized and debt issuance costs of $8,000.

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

The balance due on the note was $199,869 and $530,691 at June 30, 2017 and December 31, 2016, respectively. The balance was reduced by $306,863 as part of a debt restructuring on December 7, 2016.

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

As of June 30, 2017, the Company has fully amortized debt issuance costs $30,000 and original issue discount of $22,000 and recorded a 50% penalty totaling $110,000 for a total balance due of $330,000.

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, GPB received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from GPB to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $117,000 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of June 30, 2017, had not done so). As of June 30, 2017, the balance due on the convertible debt was $2,136,863 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. In addition, the Company has accrued $229,205 of interest expense. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of June 30, 2017, the exercise price had been adjusted to $0.14 and the number of common stock shares exchangeable for was 13,089,223. As of June 30, 2017, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of June 30, 2017, GPB had earned approximately $27,000 in royalties.

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

On August 7, 2017, the Company entered into a forbearance agreement with GPB with regard to the senior secured convertible note. See Note 12, Subsequent Events.

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

12. SUBSEQUENT EVENTS

On August 7, 2017, the Company entered into a forbearance agreement with GPB Debt Holdings II LLC, with regard to a senior secured convertible note in original principal amount of $1,437,500, issued February 12, 2016. See Note 10, Convertible Debt in Default. Under the forbearance agreement, GPB has agreed to forbear from exercising certain of its rights and remedies (but not waive such rights and remedies), arising as a result of the Company’s failure to pay the monthly interest due and owing on the note. In consideration for the forbearance, the Company agreed to waive, release, and discharge GPB from all claims against GPB based on facts existing on or before the date of the forbearance agreement in connection with the note, or the dealings between the Company and GPB, or the Company’s equity holders and GPB, in connection with the note. Pursuant to the forbearance agreement, the Company has reaffirmed its obligations under the note and related documents and executed a confession of judgment regarding the amount due under the note, which GPB may file upon any future event of default by the Company. During the forbearance period, the Company must continue to comply will all the terms, covenants, and provisions of the note and related documents.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2016 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

●	access to sufficient debt or equity capital to meet our operating and financial needs;
●	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
●	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
●	whether our products in development will prove safe, feasible and effective;
●	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
●	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
●	the lack of immediate alternate sources of supply for some critical components of our products;
●	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
●	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
●	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
●	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception and, as of June 30, 2017, we had an accumulated deficit of approximately $128.9 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2017 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2016, the majority of our revenues were from the sale of LuViva devices and disposables. We expect that the majority of our revenue in 2017 will be derived from revenue from the sale of LuViva devices and disposables.

Reverse Stock Split: On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of June 30, 2017. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

RECENT DEVELOPMENTS

On August 7, 2017, we entered into a forbearance agreement with GPB Debt Holdings II LLC, with regard to a senior secured convertible note in original principal amount of $1,437,500, issued February 12, 2016. Under the forbearance agreement, GPB has agreed to forbear from exercising certain of its rights and remedies (but not waive such rights and remedies), arising as a result of our failure to pay the monthly interest due and owing on the note. In consideration for the forbearance, we agreed to waive, release, and discharge GPB from all claims against GPB based on facts existing on or before the date of the forbearance agreement in connection with the note, or the dealings between us and GPB, or our equity holders and GPB, in connection with the note. Pursuant to the forbearance agreement, we have reaffirmed our obligations under the note and related documents and executed a confession of judgment regarding the amount due under the note, which GPB may file upon any future event of default. During the forbearance period, we must continue to comply will all the terms, covenants, and provisions of the note and related documents.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the three months ended June 30, 2017 and 2016 were $87,000 and $129,000, respectively. Revenues decreased by approximately $42,000, or 33% from the same period in 2016. The decrease was due to less activity in sales orders being shipped in 2017 and lack of funding to support sales and marketing efforts. Related costs of sales were approximately $82,000 and $33,000 for the three months ended June 30, 2017 and 2016, respectively. This resulted in a gross profit of approximately $5,000 on the sales of devices and disposables for the three months ended June 30, 2017, compared with a gross profit of approximately $96,000 for the same period in 2016.

Research and Development Expenses:  Research and development expenses for the three months ended June 30, 2017 decreased to approximately $89,000, from approximately $148,000 for the same period in 2016.  The decrease, of approximately $59,000, or 40%, was primarily due to decreases in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses for the three months ended June 30, 2017 decreased to approximately $67,000, from approximately $86,000 for the same period in 2016.  The decrease, of approximately $19,000, or 22%, was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses for the three months ended June 30, 2017 decreased to approximately $382,000, from approximately $760,000 for the same period in 2016.  The decrease, of approximately $378,000, or 50%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the three months ended June 30, 2017 was approximately $13,000, compared to $21,000 for the same period in 2016, a decrease of approximately $8,000 or 38%.

Interest Expense:  Interest expense for the three months ended June 30, 2017 decreased to approximately $325,000, compared to $1,213,000 for the same period in 2016. The decrease of approximately $888,000, or 73%, was primarily due to amortization of debt discount, debt issuance costs and penalty on event default of convertible loan that were lower compared to the same period in 2016.

Fair Value of Warrants Expense: Fair value of warrants recovery for the three months ended June 30, 2017 decreased to approximately a negative $226,000, compared to $211,000 for the same period in 2016. The increase of approximately $437,000, or 207%, was primarily due to the significant changes in warrant conversion prices.

Net loss: Net loss attributable to common stockholders was approximately $1,137,000, or $0.59 per share, for the three months ended June 30, 2017, compared to $2,172,000, or $52.95 per share, for the same period in 2016. The decrease of $1,035,000, or 48%, was for reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the six months ended June 30, 2017 and 2016 were $104,000 and $391,000, respectively. Revenues decreased by approximately $287,000, or 73%, from the same period in 2016. The decrease was due to less activity in sales orders being shipped in 2017 and lack of funding to support sales and marketing efforts. Related costs of sales were approximately $98,000 and $101,000 for the six months ended June 30, 2017 and 2016, respectively. Costs of sales for the six months ended June 30, 2017 were approximately $3,000, or 3% lower than the same period in 2016. This resulted in a gross profit of approximately $6,000 on the sales of devices and disposables for the six months ended June 30, 2017, compared with a gross profit of approximately $290,000 for the same period in 2016.

Research and Development Expenses:  Research and development expenses for the six months ended June 30, 2017 decreased to approximately $183,000, from approximately $438,000 for the same period in 2016.  The decrease, of approximately $255,000, or 58%, was primarily due to decreases in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses for the six months ended June 30, 2017 decreased to approximately $149,000, from approximately $203,000 for the same period in 2016.  The decrease, of approximately $54,000, or 27%, was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses for the six months ended June 30, 2017 decreased to approximately $726,000, from approximately $1,677,000 for the same period in 2016.  The decrease, of approximately $951,000, or 57%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the six months ended June 30, 2017 was approximately $15,000, compared to $44,000 for the same period in 2016, a decrease of $29,000 or 66%.

Interest Expense:  Interest expense for the six months ended June 30, 2017 decreased to approximately $546,000, compared to $1,371,000 for the same period in 2016. The decrease of approximately $825,000, or 60%, was primarily due to amortization of debt discount, debt issuance costs and penalty on event default of convertible loan that were lower for same period in 2016.

Fair Value of Warrants Expense: Fair value of warrants recovery for the six months ended June 30, 2017 decreased to approximately $403,000, compared to $1,606,000 for the same period in 2016. The decrease of approximately $1,203,000, or 75%, was primarily due to the significant changes in warrant conversion prices.

Net loss: Net loss attributable to common stockholders was approximately $1,345,000, or $0.94 per share, for the six months ended June 30, 2017, compared to $2,511,000, or $114.14 per share, for the same period in 2016. The decrease of $1,166,000, or 46%, was for reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At June 30, 2017, we had cash of approximately $8,000 and a negative working capital of approximately $9.7 million.

Our major cash flows for the quarter ended June 30, 2017 consisted of cash out-flows of $277,000 from operations, including approximately $1,180,000 of net loss, and a net change from financing activities of $271,000, which primarily represented the proceeds received from proceeds from debt financing.

On May 17, 2017, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which we received $40,000 of net proceeds (net of a 10% original issue discount). The second note will initially be paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle is required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note we issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable.

On May 17, 2017, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which we received $40,000 of net proceeds (net of a 10% original issue discount). The second note will initially be paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar is required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note we issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable.

On May 18, 2017, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through the third quarter of 2017. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2017. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies have resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2017 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description

4.15	8% Convertible Redeemable Note (First Eagle Note) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed May 23, 2017)
4.16	8% Convertible Redeemable Note (Second Eagle Note) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed May 23, 2017)
4.17	8% Convertible Redeemable Note (First Adar Note) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed May 23, 2017)
4.18	8% Convertible Redeemable Note (Second Adar Note) (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K filed May 23, 2017)
4.19	Convertible Promissory Note (GHS Note) (incorporated by reference to Exhibit 4.5 to the current report on Form 8-K filed May 23, 2017)
10.42	Securities Purchase Agreement, dated May 17, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 23, 2017)
10.43	Collateralized Secured Promissory Note, dated May 17, 2017 (From Eagle) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 23, 2017)
10.44	Securities Purchase Agreement, dated May 17, 2017, between the Company and Adar Bays, LLC (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed May 23, 2017)
10.45	Collateralized Secured Promissory Note, dated May 17, 2017 (From Adar) (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed May 23, 2017)
10.46	Securities Purchase Agreement, dated May 18, 2017, between the Company and GHS Investments, LLC (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed May 23, 2017)
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*
XBRL

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 18, 2017