Form 10-K
period 2017-12-31
GUIDED THERAPEUTICS INC
filed 2018-04-17
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 0-22179

GUIDED THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite B Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $300,000 as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of April 8, 2018, the registrant had 49,904,111 shares of common stock outstanding.

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

As noted by the WHO, in developed countries, programs are in place that enable women to get screened, making most pre-cancerous lesions identifiable at stages when they can easily be treated. Early treatment prevents up to 80% of cervical cancers in these countries. In developing countries, however, limited access to effective screening means that the disease is often not identified until it is further advanced and symptoms develop. In addition, prospects for treatment of such late-stage disease may be poor, resulting in a higher rate of death from cervical cancer in these countries.

We believe that the greatest need and market opportunity for LuViva lies in screening for cervical cancer in developing countries where the infrastructure for traditional screening may be limited or non-existent.

We are actively working with distributors in the following countries to implement government-sponsored screening programs: Turkey, Indonesia, and Nigeria. The number of screening candidates in those countries is approximately 131 million and Indonesia and Nigeria represent 2 of the 10 most populous countries in the world.

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

To date, thousands of women in multiple international clinical settings have been tested with LuViva. As a result, more than 25 papers and presentations have been published regarding LuViva in a clinical setting, including at the International Federation of Gynecology and Obstetrics Congress in London in 2015 and at the Indonesian National Obstetrics and Gynecology (POGI) Meeting in Solo in 2016.
Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have formal distribution agreements in place covering 54 countries and plan on adding additional countries in 2018.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya and the Singapore Health Sciences Authority. We currently are seeking regulatory approval to market LuViva in the United States, but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2017, we have sold 138 LuViva devices and approximately 71,000 single-use-disposable cervical guides to international distributors.

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

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred about $7.5 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.3 and $0.7 million in 2017 and 2016, respectively.

Since 2013, we have focused our research and development and our engineering resources almost exclusively on development of our biophotonic technology, with only limited support of other programs funded through government contracts or third-party funding. Because our research and clinical development programs for other cancers are at a very early stage, substantial additional research and development and clinical trials will be necessary before we can produce commercial prototypes of other cancer detection products.

Several of the components used in LuViva currently are available from only one supplier, and substitutes for these components could not be obtained easily or would require substantial modifications to our products.

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2017, we have 24 granted U.S. patents relating to our biophotonic cancer detection technology and six pending U.S. patent applications. We also have three granted patents that apply to our interstitial fluid analysis system.

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

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. During 2017 we were unable to pay the annual registration fees to maintain our ISO 13485:2003 certification and our CE Mark. Once our financing is completed, we will make the required payments and reobtain both certifications.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. These studies will not be completed in 2018, although we intend to pursue FDA approval and start studies in 2018 once funds are available. We remain committed to obtaining U.S. FDA approval, but we are focused on international sales growth, where we believe the commercial opportunities are larger and the clinical need is more significant.

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

Although our marketing and distribution partners around the world assist in the regulatory approval process, ultimately, we are be responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

Employees and Consultants

As of December 31, 2017, we had nine regular employees and one consultant to provide services to us on a full- or part-time basis. Of the ten-people employed or engaged by us, 2 are engaged in engineering, manufacturing and development, 4 are engaged in sales and marketing activities, 1 is engaged in clinical testing and regulatory affairs, and 3 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Our principal executive and operations facility is located at 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092, and our telephone number is (770) 242-8723.

Item 1A. Risk Factors

In addition to the other information in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us.

Risks Related to Our Business

Although we will be required to raise additional funds in 2018, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2017, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $138.1 million at December 31, 2017 summarized as follows:

Accumulated deficit, from inception to 12/31/2015	$122.6 million
Preferred dividends	$ 1.0 million
Net Loss for fiscal year 2016, ended 12/31/2016	$ 4.0 million
Accumulated deficit, from inception to 12/31/2016	$127.6 million
Preferred dividends	$ 0.2 million
Net Loss for year to date ended 12/31/2017	$ 10.2 million
Accumulated deficit, from inception to 12/31/2017	$138.1 million

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $138.5 million at December 31, 2017.

We are currently delinquent with our federal and applicable state tax returns filings. Some of the federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). Therefore, we may incur additional taxes and costs. At this time, we are not yet able to determine whether or not such additional taxes or costs would have a material adverse effect on the company or our net operating losses, as discussed below.

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2017 and 2016, we have approximately $82.9 and $84.4 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level, but the use of such net operating losses may be subject to restrictions under applicable tax law. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, in 2018 we must undergo an inspection and re-file for ISO 13485:2003 and the CE Mark, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

We depend on a limited number of distributors and any reduction, delay or cancellation of an order from these distributors or the loss of any of these distributors could cause our revenue to decline.

Each year we have had one or a few distributors that have accounted for substantially all of our limited revenues. As a result, the termination of a purchase order with any one of these distributors may result in the loss of substantially all of our revenues. We are constantly working to develop new relationships with existing or new distributors, but despite these efforts we may not be successful at generating new orders to maintain similar revenues as current purchase orders are filled. In addition, since a significant portion of our revenues is derived from a relatively few distributors, any financial difficulties experienced by any one of these distributors, or any delay in receiving payments from any one of these distributors, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

To successfully market and sell our products internationally, we must address many issues with which we have limited experience.

All of our sales of LuViva to date have been to distributors outside of the United States. We expect that substantially all of our business will continue to come from sales in foreign markets, through increased penetration in countries where we currently sell LuViva, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

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

We currently depend almost exclusively on third-party distributors to sell and service LuViva internationally and to train our international distributors, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell LuViva. Distributors may not commit the necessary resources to market, sell and service LuViva to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected

Our success largely depends on our ability to maintain and protect the proprietary information on which we base our products.

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

As of December 31, 2017, we have been issued, or have rights to, 24 U.S. patents (including those under license). In addition, we have filed for, or have rights to, six U.S. patents (including those under license) that are still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which is considered ordinary course payables and accrued payroll liabilities, was $5.3 million at December 31, 2017.

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

At April 8, 2018, we had notes outstanding that are collateralized by a security interest in our current and future inventory and accounts receivable. We also had a note outstanding that is collateralized by a security interest in all of our assets, including our intellectual property. When the debt is repaid, the holders’ security interests on our assets will be extinguished. However, if an event of default occurs under the notes prior to their repayment, the holders may exercise their rights to foreclose on these secured assets for the payment of these obligations. Under “cross-default” provisions in each of the notes, an event of default under one note is automatically an event of default under the other notes. Any such default and resulting foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

Our directors, executive officers and entities affiliated with them controlled approximately 2% of the voting power of our outstanding common stock as of April 8, 2018.

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

As of April 8, 2018, our outstanding convertible debt was convertible into an aggregate of 521,494,858 shares of our common stock, and the outstanding shares of our Series C and Series C1 preferred stock were convertible into an aggregate of 310,719,909 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 294,090,053 shares, contractual obligations to issue 2,132 shares, and outstanding options to purchase 116 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 96.0% of the total number of shares of common stock then issued and outstanding. However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

Our common stock is subject to the Securities and Exchange Commission’s “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established distributors or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our stockholders to sell their securities in any market that might develop.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located at 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092, where we lease approximately 12,800 square feet under a lease that expires in March 2021.

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

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at April 8, 2018 was 210.

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

The high and low common stock share prices for the second quarter of 2018 and calendar years 2017 and 2016, as reported by the OTCBB, are as set forth in the following table. All share prices set forth in the table have been retroactively adjusted to reflect the reverse stock split (as discussed above) for all periods presented.

	2018		2017		2016
	High	Low	High	Low	High	Low
First Quarter	$0.032	$0.006	$2.13	$0.31	$1,352.00	$85.60
Second Quarter*	$0.016	$0.0105	$0.40	$0.13	$140.00	$3.28
Third Quarter			$0.18	$0.03	$7.84	$0.80
Fourth Quarter			$0.055	$0.013	$1.35	$0.02
*Through April 8, 2018.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	116	$37,090	-
Equity compensation plans not approved by security holders	-	-	-
TOTAL	116	$37,090	-

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2017 we have an accumulated deficit of approximately $138.5 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2017, the majority of our revenues were from the sale of LuViva devices and disposables. We expect that the majority of our revenue in 2018 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we expect to generate purchase orders for approximately $2 million in LuViva devices and disposables in 2018, and expect those purchase orders to result in actual sales of $1.5 million in 2018, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame, and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Recent Developments

On April 2, 2018 we signed a definitive, multiyear license agreement with its Turkish distribution partner ITEM Medical Technologies Group for the manufacture of patented single-patient-use Cervical Guides in Turkey. The production of Cervical Guides in Turkey exclusively for the Turkish market was recommended by the Turkish Ministry of Health to speed adoption of the technology in Turkey.

In return for the license and manufacturing rights for Cervical Guides in Turkey, the agreement calls for us to receive fees totaling $1,100,000 in 2018, with the first payment of $100,000 due by April 15. In addition, according to the contract, ITEM will pay us a royalty for each Cervical Guide made and sold exclusively in Turkey and ITEM will be obligated to purchase 540 LuViva Advanced Cervical Scans and produce 3,450,000 Cervical Guides for the Turkish market over the next twelve years. The expected minimum revenues for us over the twelve-year length of the contract will be approximately $19.4 million, roughly half of which will be product sales and the other half royalty payments, according to the agreement.

We received Regulatory Approval from the Indian Ministry of Health & Family Welfare to allow commercialization of the LuViva device and disposables. The Ministry concluded that the LuViva device is “Non Invasive” and as such is “not regulated under the Drugs and Cosmetics Act 1940 and Medical Device Rules 2017 thereunder.” As a result, LuViva can now be commercialized in India.

Critical Accounting Policies

Our material accounting policies, which we believe are the most critical to investors understanding of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. As we begin to generate increased revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

Revenue Recognition: We recognize revenue from contracts on a straight-line basis, over the terms of the contract. We recognize revenue from grants based on the grant agreement, at the time the expenses are incurred. Revenue from the sale of the Company’s products is recognized upon shipment of such products to its distributors.

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

Allowance for Accounts Receivable: We estimate losses from the inability of our distributors to make required payments and periodically review the payment history of each of our distributors, as well as their financial condition, and revise our reserves as a result.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

Reverse Stock Split: On November 7, 2016, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2017. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

Results of Operations

Comparison of 2017 and 2016

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for 2017 and 2016 were approximately $244,000 and $605,000, respectively. Revenues in 2017 were approximately, $361,000 or 60% lower when compared to the same period in 2016, due to lack of funding to support sales and marketing efforts. In addition, revenues were lower for 2017 and 2016 due to the repurchase of inventory in the amount of $83,000 and $92,000, respectively. Related costs of sales were approximately $530,000 and $493,000 in 2017 and 2016, respectively. Costs of sales in 2017, were approximately, $37,000 or 8% higher when compared to the same period in 2016, due to an increase in the inventory allowance. This resulted in a gross loss of approximately $286,000 on the sales of devices and disposables for 2017 compared with a gross profit of approximately $112,000 for the same period in 2016.

Research and Development Expenses: Research and development expenses for 2017, decreased to approximately $334,000, from approximately $733,000 in 2016. The decrease of $399,000, or 54%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for 2017, decreased to approximately $245,000, compared to $393,000 in 2016. The decrease, of approximately $148,000, or 38% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for 2017, decreased to approximately $2,256,000, compared to $2,806,000 for the same period in 2016. The decrease of approximately $550,000, or 20%, was primarily related to lower compensation and option expenses incurred during the same period. For 2017, general and administrative expenses consisted primarily of professional fees, insurance, allowance for doubtful accounts, and paid and accrued compensation costs.

Other Income: Other income was approximately $18,000 in 2017, compared to $68,000 in the same period in 2016, a decrease of $50,000 or 73%.

Interest Expense: Interest expense for 2017 decreased to approximately $1,106,000, compared to $1,895,000 for the same period in 2016. The decrease of approximately $789,000, or 42%, was primarily related to amortization expense of debt issuance cost and penalty on event default of convertible debt that were higher in 2016.

Fair Value of Warrants Expense: Fair value of warrants expense for 2017, increased to approximately $6,487,000 compared to fair value of warrants recovery of $1,677,000 for the same period in 2016. The increase of approximately $8,164,000, or 487% was primarily due to the significant changes in warrant conversion prices, in the fiscal year ended December 31, 2017.

Net Loss: Net loss attributable to common stockholders increased to approximately $10,974,000, or $1.29 per share, in 2017, from $4,995,000, or $24.62 per share, in 2016. The increase in the net loss of $5,979,000, or 120% was for reasons outlined above.

There was no income tax benefit recorded for 2017 or 2016, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At December 31, 2017, we had cash of approximately $1,000 and a negative working capital of approximately $11.6 million.

Our major cash flows for the year ended December 31, 2017 consisted of cash out-flows of $1.1 million from operations, including approximately $10.7 million of net loss, and a net change from financing activities of $1.1 million, which primarily represented the proceeds received from issuance of common stock and warrants, proceeds from debt financing, as well as exercise of outstanding warrants and options.

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

On February 11, 2016, we entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount). The note matured on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. Subject to certain restrictions, it is convertible at any time, in whole or in part, at the holder’s option, into shares of our common stock, at an initial conversion price equal to $640.00 per share, subject to certain customary adjustments and anti-dilution provisions. In addition, the investor received a five-year warrant exercisable to purchase an aggregate of approximately 2,247 shares of our common stock with an initial exercise price of $640.00 per share, subject to certain customary adjustments and anti-dilution provisions. As of April 8, 2018, as a result of the operation of the anti-dilution provisions, the conversion price of the note and the exercise price of the warrants were $0.00514 per share. On March 18, 2016, our placement agent received a warrant with similar terms exercisable for 108 shares. In connection with the transaction, on February 12, 2016, we and the investor entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to us in exchange for a royalty payment, payable quarterly, equal to 3.5% of our revenues from the sale of products.

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

On May 4, 2016, May 26, 2016, and June 22, 2016, Aquarius Opportunity Fund advanced us a total of $107,500 for 2% simple interest notes due the earlier of December 31, 2017 or consummation of our next public offering. Also on May 26, 2016, GPB Debt Holdings II LLC, holder of our outstanding senior secured convertible note, advanced as an additional $87,500, on the same terms as their note. We intend to offer Aquarius the opportunity to participate in our next public offering at least up to the extent of the outstanding principal and interest on its cash advances, by extinguishing all or a portion of the debt on a dollar-for-dollar basis.

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

On December 7, 2016, we entered into an exchange agreement with GPB Debt Holdings II LLC with regard to the $1,525,000 in outstanding principal amount of senior secured convertible note originally issued to GPB on February 11, 2016, and the $306,863 in outstanding principal amount of our secured promissory note that GPB holds. Pursuant to the exchange agreement, upon completion of the next financing resulting in at least $1 million in cash proceeds, GPB will exchange both securities for a new convertible note in principal amount of $1,831,863. The new convertible note will mature on the second anniversary of issuance and will accrue interest at a rate of 19% per year. We will pay monthly interest coupons and, beginning one year after issuance, will pay amortized quarterly principal payments. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of our common stock, the new convertible note will be convertible at any time, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to the price offered in the qualifying financing that triggers the exchange, subject to certain customary adjustments and anti-dilution provisions contained in the new convertible note. The new convertible note will include customary event of default provisions and a default interest rate of the lesser of 21% or the maximum amount permitted by law. Upon the occurrence of an event of default, GPB will be entitled to require us to redeem the new convertible note at 120% of the outstanding principal balance. The new convertible note will be secured by a lien on all of our assets, including our intellectual property, pursuant to the security agreement entered into by us and GPB in connection with the issuance of the original senior secured convertible note. We further agreed to amend the warrant issued with the original senior secured convertible note, to adjust the number of shares issuable upon exercise of the warrant to equal the number of shares that will initially be issuable upon conversion of the new convertible note (without giving effect to any beneficial ownership limitations set forth in the terms of the new convertible note). As an inducement to GPB to enter into these transactions, we agreed to increase the royalty payable to GPB pursuant to its consulting agreement with us from 3.5% to 3.85% of revenues from the sales of our products.

On December 28, 2016, we entered into a securities purchase agreement with an investor for the issuance and sale to investor of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, we issued to the investor a note in the principal amount of $222,000, for a purchase price of $200,000. The note matures six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. We may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if we fails to repay all principal and interest due under the notes at the maturity date), the investor may convert the notes, at any time, in whole or in part, into shares of we’s common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the note. As of December 31, 2017, we has fully amortized debt issuance costs $30,000 and original issue discount of $22,000. As of December 31, 2017, the balance due to the investor for the December 28, 2016 note, is zero.

On February 13, 2017, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, we issued the note to Auctus. Pursuant to the purchase agreement, we also issued to Auctus a warrant exercisable to purchase an aggregate of 200,000 shares of we’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.00514 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matured nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of we’s common stock, at a conversion price equal to the lower of the price offered in we’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require we to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, we agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $0.40 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance). We allocated proceeds of $90,000 to the warrants and common stock issued in connection with the financing. As of December 31, 2017, we has net debt of $76,664.

On May 17, 2017, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which we received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note we issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2017, we has net debt of $41,322, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160.

On May 17, 2017, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which we received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note we issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of December 31, 2017, we has net debt of $42,216, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160.

On May 18, 2017, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2017, we has net debt of $66,000.

On August 18, 2017, we entered into a securities purchase agreement with Power Up Lending Group Ltd., providing for the purchase by Power Up from we of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on May 19, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2017, we has a net debt of $46,405, including unamortized debt issuance costs of $6,595.

On October 12, 2017, we entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from we of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2017, we has a net debt of $47,288, including unamortized debt issuance costs of $5,722.

On December 11, 2017, we entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from we of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2017, we has a net debt of $45,565, including unamortized debt issuance costs of $7,435.

On August 7, 2017, we entered into a forbearance agreement with GPB, with regard to the senior secured convertible note. Under the forbearance agreement, GPB has agreed to forbear from exercising certain of its rights and remedies (but not waive such rights and remedies), arising as a result of we’s failure to pay the monthly interest due and owing on the note. In consideration for the forbearance, we agreed to waive, release, and discharge GPB from all claims against GPB based on facts existing on or before the date of the forbearance agreement in connection with the note, or the dealings between we and GPB, or we’s equity holders and GPB, in connection with the note. Pursuant to the forbearance agreement, we has reaffirmed its obligations under the note and related documents and executed a confession of judgment regarding the amount due under the note, which GPB may file upon any future event of default by we. During the forbearance period, we must continue to comply will all the terms, covenants, and provisions of the note and related documents.

The “Forbearance Period” shall mean the period beginning on the date hereof and ending on the earliest to occur of: (i) the date on which Lender delivers to Company a written notice terminating the Forbearance Period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as hereinafter defined), and (ii) the date Company repudiates or asserts any defense to any Obligation or other liability under or in respect of this Agreement or the Transaction Documents or applicable law, or makes or pursues any claim or cause of action against Lender; (the occurrence of any of the foregoing clauses (i) and (ii), a “Termination Event”). As used herein, the term “Forbearance Default” shall mean: (A) the occurrence of any Default or Event of Default other than the Specified Default; (B) the failure of Company to timely comply with any material term, condition, or covenant set forth in this Agreement; (C) the failure of any representation or warranty made by Company under or in connection with this Agreement to be true and complete in all material respects as of the date when made; or (D) Lender’s reasonable belief that Company: (1) has ceased or is not actively pursuing mutually acceptable restructuring or foreclosure alternatives with Lender; or (2) is not negotiating such alternatives in good faith. Any Forbearance Default will not be effective until one (1) Business Day after receipt by Company of written notice from Lender of such Forbearance Default. Any effective Forbearance Default shall constitute an immediate Event of Default under the Transaction Documents.

See “—Recent Developments” for information regarding capital-raising activities since December 31, 2017.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2018. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our distributors, we expect to generate purchase orders for approximately $2 million in LuViva devices and disposables in 2018, and expect those purchase orders to result in actual sales of $1.5 million in 2018, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame, and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc., Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP
UHY LLP

We have served as the Company’s auditor since 2007.

Sterling Heights, Michigan
April 17, 2018

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
AS OF DECEMBER 31,

ASSETS	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$1	$14
Accounts receivable, net of allowance for doubtful accounts of $160 and $279 at December 31, 2017 and 2016, respectively	3	-
Inventory, net of reserves of $716 and $278 at December 31, 2017 and 2016, respectively	265	773
Other current assets	111	259
Total current assets	380	1,046

Property and equipment, net	49	126
Other assets	60	320
Total noncurrent assets	109	446

TOTAL ASSETS	489	1,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, including related parties	1,091	1,008
Short-term notes payable, including related parties	447	197
Convertible notes in default	2,321	2,361
Convertible notes payable, net	783	468
Accounts payable	3,019	2,600
Accrued liabilities	4,247	2,670
Deferred revenue	21	34
Total current liabilities	11,929	9,338

Warrants, at fair value	7,962	1,420

TOTAL LIABILITIES	19,891	10,758

COMMITMENTS & CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.9 and 1.6 shares issued and outstanding as of December 31, 2017 and 2016, respectively. (Liquidation preference of $970 and $1,643 at December 31, 2017 and 2016, respectively).	355	601
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 4.3 shares issued and outstanding as of December 31, 2017 and 2016, respectively. (Liquidation preference of $4,312 at December 31, 2017 and 2016, respectively).	701	701
Common stock, $.001 par value; 1,000,000 shares authorized, 49,563 and 669 shares issued and outstanding as of December 31, 2017 and 2016, respectively	791	742
Additional paid-in capital	117,416	116,380
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(138,533)	(127,558)

TOTAL STOCKHOLDERS’ DEFICIT	(19,402)	(9,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$489	$1,492

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
FOR THE YEARS ENDED DECEMBER 31,

	2017	2016
REVENUE:
Sales – devices and disposables, net	$244	$605
Cost of goods sold	530	493
Gross (loss) profit	(286)	112

OPERATING EXPENSES:

Research and development	334	733
Sales and marketing	245	393
General and administrative	2,256	2,806
Total operating expenses	2,835	3,932

Operating loss	(3,121)	(3,820)

OTHER INCOME (EXPENSES):
Other income	18	68
Interest expense	(1,106)	(1,895)
Change in fair value of warrants	(6,487)	1,677
Total other income (expenses)	(7,575)	(150)

LOSS FROM OPERATIONS	(10,696)	(3,970)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(10,696)	(3,970)

DEEMED DIVIDENDS	-	-

PREFERRED STOCK DIVIDENDS	(278)	(1,025)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,974)	$(4,995)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.29)	$(24.62)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,479	203

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2016	6	$2,052	-	$-	3	$236	$114,845	$(132)	$(122,563)	$(5,562)
Preferred dividends	-	-	-	-	-	-	-	-	(191)	(191)
Issuance of common stock and warrants	-	-	-	-	-	-	54	-	-	54
Conversion of Series C preferred stock to common stock	(2)	(750)	-	-	531	456	1,128	-	(834)	-
Conversion of debt into common stock	-	-	-	-	53	20	238	-	-	258
Issuance of common stock due to Series B, Tranche B warrants exchanged for shares and rights to shares	-	-	-	-	19	12	(12)	-	-	-
Series C preferred stock exchanged for Series C1 preferred stock	(2)	(751)	4	701	23	18	(18)	-	-	-
Issuance of common stock for cash	-	-	-	-	40	-	50	-	-	50
Stock-based compensation					-	-	95	-	-	95
Net Loss					-	-	-	-	(3,970)	(3,970)
BALANCE, December 31, 2016	2	$601	4	$701	669	$742	$116,380	$(132)	$(127,558)	$(9,266)

Preferred dividends	-	-	-	-	-	-	-	-	(2)	(2)
Conversion of Series C preferred stock to common stock	(1)	(246)	-	-	17,272	17	506	-	(277)	-
Conversion of debt into common stock	-	-	-	-	31,572	32	436	-	-	468
Issuance of common stock for note agreement	-	-	-	-	50	-	35	-	-	35
Stock-based compensation					-	-	59	-	-	59
Net Loss					-	-	-	-	(10,696)	(10,696)
BALANCE, December 31, 2017	1	$355	4	$701	49,563	$791	$117,416	$(132)	$(138,533)	$(19,402)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,696)	$(3,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	174	221
Depreciation and amortization	213	1,223
Stock-based compensation	59	95
Change in fair value of warrants	6,487	(1,677)
Changes in operating assets and liabilities:
Accounts receivable	(9)	(31)
Inventory	508	345
Other current assets	152	519
Other assets	260	(247)
Accounts payable	420	775
Deferred revenue	(13)	(183)
Accrued liabilities	1,301	1,128
Total adjustments	9,552	2,168

Net cash used in operating activities	(1,144)	(1,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	1,572	50
Proceeds from debt financing, net of discount and debt issuance costs	-	1,958
Payments on notes	(441)	(227)

Net cash provided by financing activities	1,131	1,781

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13)	(21)

CASH AND CASH EQUIVALENTS, beginning of year	14	35

CASH AND CASH EQUIVALENTS, end of year	$1	$14

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$46	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$468	$258
Dividends on preferred stock	$278	$1,025
The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on November 7, 2016. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock was converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2017. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2017, it had an accumulated deficit of approximately $138.5 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2017, the Company had a negative working capital of approximately $11.6 million, accumulated deficit of $138.5 million, and incurred a net loss of $10.7 million for the year then ended. Stockholders’ deficit totaled approximately $19.4 million at December 31, 2017, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during 2018, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 294.1 million shares of its common stock outstanding at December 31, 2017, with exercise prices ranging between $0.005 and $40,000 per share. Exercises of these warrants would generate a total of approximately $6.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available. However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

Accounting Standard Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Distributors (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with distributors and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to distributors in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Distributors (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Distributors (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Distributors (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Distributors,” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”). The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company has evaluated the adoption of this guidance and will take a modified retrospective approach to the presentation of revenue from contracts with distributors. The Company adopted this standard on January 1, 2018, using the modified retrospective method, with no impact on its 2017 financial statements. The cumulative effect of initially applying the new guidance had no impact on its financial statements in future periods. However, additional disclosures will be included in future reporting periods in accordance with requirements of the new guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. The Company has adopted this guidance during the year ended December 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” (“ASU 2016-05”). ASU 2016-05 provides guidance clarifying that novation of a derivative contract (i.e., a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The effective date was the first quarter of fiscal year 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815),” (“ASU 2016-06”). ASU 2016-06 simplifies the embedded derivative analysis for debt instruments containing contingent call or put options by clarifying that an exercise contingency does not need to be evaluated to determine whether it relates to interest rates and credit risk in an embedded derivative analysis. The effective date was the first quarter of fiscal year 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” (“ASU 2016-09”). ASU 2016-09 is intended to simplify several aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. ASU 2016-09 could result in increased volatility of the Company’s provision for income taxes and earnings per share, depending on the Company’s share price at exercise or vesting of share-based awards compared to grant date. The effective date was the first quarter of fiscal year 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2017 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2017.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues. The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2017.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the statement of cash flows. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2017.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting)” (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2017.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Accounts Receivable

The Company performs periodic credit evaluations of its distributors’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable.

Concentrations of Credit Risk

The Company, from time to time during the years covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

The Company performs periodic credit evaluations of its distributors’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At December 31, 2017 and 2016, our inventories were as follows (in thousands):

	Year Ended December 31,
	2017	2016
Raw materials	$789	$795
Work in process	82	115
Finished goods	27	141
Consigned inventory	83	-
Inventory reserve	(716)	(278)
Total	$265	$773

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Equipment	$1,378	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,441	2,441
Less accumulated depreciation	(2,392)	(2,315)
Total	$49	$126

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Other Assets

Other assets primarily consist of short- and long-term deposits for various tooling inventory that are being constructed for the Company.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $15,000 and $23,000 in 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Accrued compensation	$2,122	$1,656
Accrued professional fees	223	161
Accrued interest	511	109
Deferred rent	-	13
Accrued warranty	39	58
Accrued vacation	152	175
Accrued dividends	291	296
Stock subscription	276	-
Accrued expenses for licensee	429	-
Other accrued expenses	204	202
Total	$4,247	$2,670

Revenue Recognition

Revenue from the sale of the Company’s products is recognized upon shipment of such products to its distributors. The Company recognizes revenue from contracts on a straight-line basis, over the terms of the contracts. The Company recognizes revenue from grants based on the grant agreements, at the time the expenses are incurred.

Significant Distributors

In 2017 and 2016, the majority of the Company’s revenues were from one and three distributors, respectively. Revenue from these distributors totaled approximately $216,000 or 89% and approximately $534,000 or 73% of gross revenue for the year ended December 31, 2017 and 2016, respectively. Accounts receivable due from those distributors represents 43% of unreserved accounts receivable as of December 31, 2016. There were no amounts due from these distributors as of December 31, 2017.

Deferred Revenue

The Company defers payments received as revenue until earned based on the related contracts on a straight-line basis, over the terms of the contract. As of December 31, 2017 and 2016, the Company has received prepayments for devices and disposables and deferred revenue in the amount of $21,000 and $34,000, respectively.

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

The Company is currently delinquent with its federal and applicable state tax return filings, payments and certain Federal and State Unemployment Tax filings. Some of the federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2017 and 2016, the Company has approximately $82.9 and $84.4 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

Corporate tax rates in the U.S. have decreased from 34% to 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2017 and 2016 there were no uncertain tax positions.

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

For the years ended December 31, 2017 and 2016, share-based compensation for options attributable to employees, officers and Board members were approximately $59,000 and $95,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2017, the Company had approximately $50,000 of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately two years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2017. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2017 and 2016:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Short-Term Loans	-	-	(11)	(11)
Warrants issued in connection with Senior Secured Debt	-	-	(7,837)	(7,837)
Total long-term liabilities at fair value	$-	$-	$(7,962)	$(7,962)

	Fair Value at December 31, 2016

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt	—	—	(1,306)	(1,306)
Total long-term liabilities at fair value	$—	$—	$(1,420)	$(1,420)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Series C Warrants	Series B Warrants	Senior Secured Debt	Distributor Debt	Total
Balance, December 31, 2016	$-	$-	$(1,306)	$(114)	$(1,420)
Warrants issued during the year	-	-	(55)	-	(55)
Change in fair value during the year	-	-	(6,487)	-	(6,487)
Balance, December 31, 2017	$-	$-	$(7,848)	$(114)	$(7,962)

As of December 31, 2017, the fair value of warrants was approximately $8.0 million. A net change of approximately $6.5 million has been recorded to the accompanying statement of operations for the year ended.

4. STOCKHOLDER’S DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 49,562,810 were issued and outstanding as of December 31, 2017. For the year ended December 31, 2016, there were 1,000,000,000 authorized shares of common stock, of which 668,651 were issued and outstanding.

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

For the year ended December 31, 2017, the Company issued 48,894,159 shares of common stock as listed below:

Series C Preferred Stock Conversions	11,906,931
Series C Preferred Stock Dividends	5,365,298
Convertible Debt Conversions	31,571,930
Issuance of shares for note agreement	50,000
Total	48,894,159

On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In exchange for the license, SMI will pay a $1.0 million licensing fee, payable in five installments through November 2017, as well as a royalty on each disposable sold in the territories. As of December 31, 2017, SMI had paid $750,000. SMI will also underwrite the cost of securing approval of LuViva with the Chinese Food and Drug Administration, or CFDA. Pursuant to the SMI agreement, SMI must become capable of manufacturing LuViva in accordance with ISO 13485 for medical devices by the second anniversary of the SMI agreement, or else forfeit the license. Based on the agreement, SMI must purchase no fewer than ten devices (with up to two devices pushed to 2018 if there is a delay in obtaining approval from the CFDA). SMI purchased five devices in 2017 and have not purchased any in 2018. In the three years following CFDA approval, SMI must purchase a minimum of 3,500 devices (500 in the first year, 1,000 in the second, and 2,000 in the third) or else forfeit the license. As manufacturer of the devices and disposables, SMI will be obligated to sell each to us at costs no higher than our current costs. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue $1.0 million in shares of its common stock to SMI, in five installments through October 2017, at a price per share equal to the lesser of the average closing price for the five days prior to issuance and $1.25. These shares have not been issued as of December 31, 2017.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock as redeemable convertible preferred stock, none of which remain outstanding; 33,000 shares of preferred stock as Series B Preferred Stock, none of which remained outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 970 and 1,643 were issued and outstanding at December 31, 2017 and 2016, respectively, and 20,250 shares of Series C1 Convertible Preferred Stock, of which 4,312 were issued and outstanding at December 31, 2017 and 2016.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2017, there were 970 shares outstanding with a conversion price of $0.017 per share, such that each share of Series C preferred stock would convert into approximately 58,824 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the amount of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2017, the “make-whole payment” for a converted share of Series C preferred stock would convert to 24,706 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 150 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At December 31, 2017, the exercise price per share was $640.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 22,996 shares of common stock. At December 31, 2017, there were 4,312 shares outstanding with a conversion price of $0.017 per share, such that each share of Series C preferred stock would convert into approximately 58,824 shares of the Company’s common stock.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2017:

Warrants (Underlying Shares)
Outstanding, January 1, 2017	4,349,762
Issuances	289,739,376
Exercised	-
Canceled / Expired	-
Outstanding, December 31, 2017	294,089,138

The Company had the following shares reserved for the warrants as of December 31, 2017:

Warrants(Underlying Shares)		Exercise Price	Expiration Date
23	(1)	$8,368.00 per share	May 23, 2018
7,538	(2)	$75.00 per share	June 14, 2021
3	(3)	$40,000.00 per share	April 23, 2019
7	(4)	$36,000.00 per share	May 22, 2019
4	(5)	$30,400.00 per share	September 10, 2019
2	(6)	$36,864.80 per share	September 27, 2019
9	(7)	$22,504.00 per share	December 2, 2019
105	(8)	$7,200.00 per share	December 2, 2020
105	(9)	$8,800.00 per share	December 2, 2020
25	(11)	$20,400.00 per share	March 30, 2018
22	(12)	$9,504.00 per share	June 29, 2020
145	(10)	$640.00 per share	June 29, 2020
150	(11)	$640.00 per share	September 4, 2020
362	(12)	$640.00 per share	September 21, 2020
6	(13)	$9,504.00 per share	September 4, 2020
1	(14)	$640.00 per share	October 23, 2020
6	(15)	$9,504.00 per share	October 23, 2020
279,669,261	(16)	$0.00514 per share	June 14, 2021
13,424,125	(17)	$0.00514 per share	February 21, 2021
17,239	(18)	$13.92 per share	June 6, 2021
200,000	(19)	$0.00514 per share	February 13, 2022
20,000	(20)	$0.18 per share	May 16, 2022
550,000	(21)	$0.019 per share	November 16, 2020
200,000	(22)	$0.029 per share	December 28, 2020
294,089,138*

* However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(2)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(3)	Issued to a placement agent in conjunction with an April 2014 private placement.
(4)	Issued to a placement agent in conjunction with a September 2014 private placement.
(5)	Issued as part of a September 2014 Regulation S offering.
(6)	Issued to a placement agent in conjunction with a 2014 public offering.
(7)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(8)	Issued as part of a March 2015 private placement.
(9)	Issued to a placement agent in conjunction with a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued as part of a June 2015 private placement.
(13)	Issued to a placement agent in conjunction with a June 2015 private placement.
(14)	Issued as part of a June 2015 private placement.
(15)	Issued to a placement agent in conjunction with a June 2015 private placement.
(16)	Issued as part of a February 2016 private placement.
(17)	Issued to a placement agent in conjunction with a February 2016 private placement.
(18) (19)	Issued pursuant to a strategic license agreement. Issued as part of a February 2017 private placement.
(20)	Issued as part of a May 2017 private placement.
(21)	Issued to investors for a loan in November 2017.
(22)	Issued to investors for a loan in December 2017.

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (9). In addition, warrants subject to footnotes (2) and (10)-(12), (14), and (16) – (22) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (2), (16) and (17) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

For the warrants to footnote (16), the Company further agreed to amend the warrant issued with the original senior secured convertible note, to adjust the number of shares issuable upon exercise of the warrant to equal the number of shares that will initially be issuable upon conversion of the new convertible note (without giving effect to any beneficial ownership limitations set forth in the terms of the new convertible note).

The warrants subject to footnote (2) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of an approvable letter from the U.S. FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1,040.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $129,600 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (2) in the table above.

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

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,185,357 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 16,897 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 216,707 shares of common stock. As of December 31, 2017, the Company had issued 14,766 shares of common stock and rights to common stock shares for 2,131. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

5. INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2017, the company had NOL carryforwards available through 2036 of approximately $82.9 million to offset its future income tax liability. The NOL carryforwards began to expire in 2008. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL.

Components of deferred taxes are as follow at December 31 (in thousands):

	2017	2016
Deferred tax assets:
Warrant liability	$1,990	$697
Accrued executive compensation	447	540
Reserves and other	301	255
Net operating loss carryforwards	20,726	27,958
	23,464	29,450
Valuation allowance	(23,464)	(29,450)
	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2017	2016
Statutory federal tax rate	34%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(38)	(38)
	0%	0%

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. Among other things, the TCJA (1) reduces the U.S. statutory corporate income tax rate from 34% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) eliminates the Section 199 deduction (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018. The Company has recorded a provisional decrease in its deferred tax assets and liabilities for the year ended December 31, 2017. While the Company may be able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the TCJA.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2017.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations.

The provision for income taxes as of the dates indicated consisted of the following (in thousands) December 31:

	2017	2016
Current	$-	$-
Deferred	-	-
Deferred provision	-	-
Impact of change in enacted tax rates	12,139	-
Change in valuation allowance	(12,139)	-
Total provision for income taxes	$-	$-

In 2017, our effective tax rate differed from the U.S. federal statutory rate primarily due to re-measuring deferred income taxes at the new statutory tax rate and the related change of the valuation allowance over our deferred tax assets. At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future. The re-measurement reduced our net deferred tax assets by $12,139,043.

6. STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at December 31, 2017 and 2016. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

As of December 31, 2017, the Company has issued and outstanding options to purchase a total of 116 shares of common stock pursuant to the Plan, at a weighted average exercise price of $37,090 per share.

The fair value of stock options granted in the year ended December 31, 2017 were estimated using the Black-Scholes option pricing model. No options were issued during the year ended December 31, 2017.

Stock option activity for December 31, 2017 and 2016 as follows:

	2016
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	132	$36,000
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(7)	$74,160
Outstanding at end of year	125	$37,920
Options available for issue	-

	2017
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	125	$37,920
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(7)	$48,613
Outstanding at end of year	118	$37,090
Options available for issue	-

		Weighted Average
	Shares	Exercise Price
Options Vested as of December 31, 2016	117	$38,640
Options vested in 2017	-	$-
Options vested as of December 31, 2017	117	$38,640

		Weighted Average
	Shares	Exercise Price
Options Unvested as of December 31, 2016	8	$39,200
Options vested in 2017	(-)	$-
Options expired/forfeited in 2017	(7)	$48,613
Options Unvested as of December 31, 2017	1

7.   LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the dispositions of these matters, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular year.

As of December 31, 2017 and 2016, there was no accrual recorded for any potential losses related to pending litigation.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092. The Company leased approximately 23,000 square feet under a lease that expired in June 2017. In July 2017, the Company leased the offices on a month to month basis. On February 23, 2018, the Company modified its lease to reduce its occupancy to 12,835 square feet. The fixed monthly lease expense will be: $13,859 each month for the period beginning January 1, 2018 and ending March 31, 2018; $8,022 each month for the period beginning April 1, 2018 and ending March 31, 2019; $8,268 each month for the period beginning April 1, 2019 and ending March 31, 2020; and $8,514 each month for the period beginning April 1, 2020 and ending March 31, 2021. The company recognizes the rent expense on a straight-line basis over the estimated lease term. Future minimum rental payments at December 31, 2017 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2018	114
2019	98
2020	101
2021	26

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

9.   NOTES PAYABLE

Notes Payable in Default

At December 31, 2017 and 2016, the Company maintained notes payable and accrued interest to both related and non-related parties totaling $1,091,000 and $1,008,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10% and have default rates as high a 16.5%. The Company is accruing interest at the default rate of 16.5%.

Short Term Notes Payable

At December 31, 2017 and 2016, the Company maintained short term notes payable and accrued interest to both related and non-related parties totaling $354,000 and $127,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10%.

In July 2017, the Company entered into a premium finance agreement to finance its insurance policies totaling $206,293. The note requires monthly payments of $18,766, including interest at 4.89% and matures in May 2018. The balance due on this note totaled $93,000 at December 31, 2017.

In June 2016, the Company entered into a premium finance agreement to finance its insurance policies totaling $193,862. The note required monthly payments of $17,622, including interest at 4.87% and matured in April 2017.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of December 31, 2017, the Company had a note due of $417,160. The note accrues interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On February 13, 2017, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 200,000 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.00514 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matured nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, the Company agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $0.40 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance). The Company allocated proceeds of $90,000 to the warrants and common stock issued in connection with the financing. As of December 31, 2017, the Company has net debt of $76,664.

On May 17, 2017, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2017, the Company has net debt of $41,322, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160.

On May 17, 2017, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of December 31, 2017, the Company has net debt of $42,216, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160.

On May 18, 2017, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2017, the Company has net debt of $66,000.

On August 18, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on May 19, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2017, the Company has a net debt of $46,405, including unamortized debt issuance costs of $6,595.

On October 12, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2017, the Company has a net debt of $47,288, including unamortized debt issuance costs of $5,722.

On December 11, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2017, the Company has a net debt of $45,565, including unamortized debt issuance costs of $7,435.

On December 28, 2016, the Company entered into a securities purchase agreement with an investor for the issuance and sale to investor of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, the Company issued to the investor a note in the principal amount of $222,000, for a purchase price of $200,000. The note matures six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. The Company may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if the Company fails to repay all principal and interest due under the notes at the maturity date), the investor may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the note. As of December 31, 2017, the Company has fully amortized debt issuance costs $30,000 and original issue discount of $22,000. As of December 31, 2017, the balance due to the investor for the December 28, 2016 note, is zero.

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

The balance due on the note was $184,245 and $530,691 at December 31, 2017 and December 31, 2016, respectively. The balance was reduced by $306,863 as part of a debt restructuring on December 7, 2016.

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

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, GPB received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from GPB to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $117,000 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of December 31, 2017, had not done so). As of December 31, 2017, the balance due on the convertible debt was $2,136,863 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. In addition, the Company has accrued $424,011 of interest expense. The convertible note is secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of December 31, 2017, the exercise price had been adjusted to $0.00514 and the number of common stock shares exchangeable for was 279,669,261. As of December 31, 2017, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of December 31, 2017, GPB had earned approximately $29,000 in royalties.

Debt Restructuring

On December 7, 2016, the Company entered into an exchange agreement with GPB with regard to the $1,525,000 in outstanding principal amount of senior secured convertible note originally issued to GPB on February 11, 2016, and the $306,863 in outstanding principal amount of the Company’s secured promissory note that GPB holds (see “—Secured Promissory Note”). Pursuant to the exchange agreement, upon completion of the next financing resulting in at least $1 million in cash proceeds, GPB will exchange both securities for a new convertible note in principal amount of $1,831,863. The new convertible note will mature on the second anniversary of issuance and will accrue interest at a rate of 19% per year. The Company will pay monthly interest coupons and, beginning one year after issuance, will pay amortized quarterly principal payments. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the new convertible note will be convertible at any time, in whole or in part, at the holder’s option, into shares of common stock, at a conversion price equal to the price offered in the qualifying financing that triggers the exchange, subject to certain customary adjustments and anti-dilution provisions contained in the new convertible note. The new convertible note will include customary event of default provisions and a default interest rate of the lesser of 21% or the maximum amount permitted by law. Upon the occurrence of an event of default, GPB will be entitled to require the Company to redeem the new convertible note at 120% of the outstanding principal balance. The new convertible note will be secured by a lien on all of the Company’s assets, including its intellectual property, pursuant to the security agreement entered into by the Company and GPB in connection with the issuance of the original senior secured convertible note. Additionally, the Company further agreed to amend the warrant issued with the original senior secured convertible note, to adjust the number of shares issuable upon exercise of the warrant to equal the number of shares that will initially be issuable upon conversion of the new convertible note (without giving effect to any beneficial ownership limitations set forth in the terms of the new convertible note). As an inducement to GPB to enter into these transactions, the Company agreed to increase the royalty payable to GPB pursuant to its consulting agreement with us from 3.5% to 3.85% of revenues from the sales of the Company’s products.

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

The “Forbearance Period” shall mean the period beginning on the date hereof and ending on the earliest to occur of: (i) the date on which Lender delivers to Company a written notice terminating the Forbearance Period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as hereinafter defined), and (ii) the date Company repudiates or asserts any defense to any Obligation or other liability under or in respect of this Agreement or the Transaction Documents or applicable law, or makes or pursues any claim or cause of action against Lender; (the occurrence of any of the foregoing clauses (i) and (ii), a “Termination Event”). As used herein, the term “Forbearance Default” shall mean: (A) the occurrence of any Default or Event of Default other than the Specified Default; (B) the failure of Company to timely comply with any material term, condition, or covenant set forth in this Agreement; (C) the failure of any representation or warranty made by Company under or in connection with this Agreement to be true and complete in all material respects as of the date when made; or (D) Lender’s reasonable belief that Company: (1) has ceased or is not actively pursuing mutually acceptable restructuring or foreclosure alternatives with Lender; or (2) is not negotiating such alternatives in good faith. Any Forbearance Default will not be effective until one (1) Business Day after receipt by Company of written notice from Lender of such Forbearance Default. Any effective Forbearance Default shall constitute an immediate Event of Default under the Transaction Documents.

12.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C convertible preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

Diluted net loss per common share is the same as basic net loss per common share since the Company was operating in a loss position for 2017 and 2016.

13.  SUBSEQUENT EVENTS

During February and March 2018, the Company entered into short-term convertible notes similar to those detailed in Note 10 - Short-Term Convertible Debt. The notes with Adar, Power-Up, Eagle and Auctus were for $87,000, $53,000, $66,000 and $150,000, respectively. Additionally, John Imhoff loaned the Company $150,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2017, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2017, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	63	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Mark Faupel, Ph.D.	62	Chief Operating Officer and Director
Richard L. Fowler	61	Senior Vice President of Engineering
Richard P. Blumberg	61	Director
John E. Imhoff, M.D.	68	Director
Michael C. James	59	Chairman and Director

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

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. To obtain a copy without charge, contact our Corporate Secretary, Guided Therapeutics, Inc., 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092. If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.guidedinc.com, under the “Investor Relations” tab under the tab “About Us.” Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

Material Changes to Security Holders Nomination Procedure

There has been no material change to the procedures by which security holders may recommend nominees to the registrant’s board of directors, since the last disclosure.

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2017 and 2016 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2016:

2017 and 2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director (2)	2017 2016	- 104,990	150,000 150,000	- -	- 254,990
Mark Faupel, Ph.D. COO and Director(3)	2017 2016	- 132,557	- -	- -	- 132,557
Richard Fowler, Senior Vice President of Engineering	2017 2016	107,500 129,995	- -	- -	107,500 129,995

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

For 2017, Dr. Cartwright did not receive salary compensation. While in 2016, Dr. Cartwright agreed to reduce his base salary compensation to $75,000 from $300,000. The board-granted performance bonus remained the same at $150,000 for both years, and he received usual customary company benefits. During 2015, he also received 20,000 performance-based restricted shares of common stock, which will vest as follows: (1) seven shares will vest if the stock price closes at or above $1,200 for 30 consecutive trading days, and an additional seven will vest on the first anniversary of such vesting date, in each case subject to continuous employment through the applicable vesting date; and (2) seven shares will vest if the stock price closes at or above $200,000 for 30 consecutive trading days, and an additional seven will vest on the first anniversary of such vesting date, in each case subject to continuous employment through the applicable vesting date. As of December 31, 2017, Dr. Cartwright’s deferred salary plus interest was $383,039 and his deferred bonus was $600,000.

Dr. Faupel’s 2017 and 2016 compensation consisted of a base salary of zero and $132,577, respectively, plus usual and customary company benefits. He received no bonus in the years ended December 31, 2017 and 2016. In 2015, he received options to purchase 1,900 shares of common stock, which vest over 48 months. As of December 31, 2017, Dr. Faupel’s remaining deferred salary plus interest and bonus was $178,035. He also holds a promissory note of $346,960 for past un-paid salary.

For 2017, Mr. Fowler accrued base salary of $88,894. On March 2016, Mr. Fowler began working half-time and agreed to reduce his base salary compensation to $107,500 from $243,000 in 2015. For both years he received the usual and customary company benefits. He received no bonus in the years ended December 31, 2017 and 2016. In 2015, he received options to purchase 1,930 shares of common stock, which vest over 48 months. As of December 31, 2017, Mr. Fowler’s total deferred salary plus interest was approximately $429,053.

Outstanding Equity Awards to Officers at December 31, 2017

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

Outstanding Equity Awards to Directors at December 31, 2017

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our equity securities as of April 8, 2018 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092.

	Common Stock (2)		Series C Preferred Stock (3)		Series C1 Preferred Stock (4)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (5)	333,455,380	69.85%	-	-	2,400.75	55.67%
Lynne Imhoff (6)	93,754,585	39.45%	-	-	675.00	15.65%
Michael C. James/Kuekenhof Equity Fund, LLP (7)	28	*	-	-	-	-
Gene Cartwright (8)	38	*	-	-	-	-
Richard L. Fowler (9)	16	*	-	-	-	-
Richard P. Blumberg (10)	37	*	-	-	-	-
Mark Faupel (11)	41,667,705	22.45%			300.00	6.96%
All directors and executive officers as a group (4 persons) (12)	375,123,204	72.28%	-	-	2,700.75	62.63%

(*)	Less than 1%.
(1)
Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)
Percentage ownership is based on 143,912,938 shares of common stock outstanding as of April 8, 2018. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet”  or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	As of April 8, 2018, there were 970 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 138,889 shares of common stock.
(4)	As of April 8, 2018, there were 4,312.50 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 138,889 shares of common stock.
(5)
Shares of common stock consist of 12,952 shares of common stock directly held, 4,912 shares issuable upon exercise of warrants, 16 shares subject to options, and 333,437,500 shares issuable upon conversion of 2,400.75 shares of Series C1 preferred stock. Dr. Imhoff is on the board of directors.

(6)
Shares of common stock consist of 3,612 shares of common stock directly held, 973 shares issuable upon exercise of warrants, and 93,750,000 shares issuable upon conversion of 675.00 shares of Series C1 preferred stock.

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
(11)
Shares of common stock consist of 1,600 shares of common stock directly held, 46 shares issuable upon exercise of warrants, 27 shares subject to options, and 41,666,032 shares issuable upon conversion of 300.00 shares of Series C1 preferred stock. Dr. Faupel is the COO and on the board of directors.

(12)
Shares of commons stock consists of 14,616 shares of common stock directly held, 4,920 shares issuable upon exercise of warrants, 49 shares subject to options, and 375,103,532 shares issuable upon conversion of 2,700.75 shares of Series C1 preferred stock.

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

We were billed by UHY LLP $147,000 and $176,000 during the fiscal years ended December 31, 2017 and 2016, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2017	2016
Audit fees	$116,000	$154,000
Audit related fees	24,000	15,000
Tax fees	7,000	7,000
Total Fees	$147,000	$176,000

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429) filed April 24, 1997)
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed September 10, 2014)
4.3	Amendment #1 to Secured Promissory Note, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015)
4.4	Amendment #2 to Secured Promissory Note, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
4.5	Amendment #3 to Secured Promissory Note, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
4.6	Amendment #4 to Secured Promissory Note, dated June 16, 2015 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
4.7	Amendment #5 to Secured Promissory Note, dated June 29, 2015 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
4.8	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
4.9	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
4.10	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
4.11	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 16, 2016)
4.12	Form of Exchange Note (GPB) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 7, 2016)
4.13	10% OID Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 30, 2016)
4.14	Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 16, 2017)
4.15	Form of Warrant (Standard Form) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010)
4.16	Form of Warrant (InterScan) (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
4.17	Form of Warrant (November 2011 Private Placement) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011)
4.18	Form of Warrant (Series B-Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.19	Form of Warrant (Series B-Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.20	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014)
4.21	Form of Warrant (2014 Public Offering Placement Agent) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)

4.22	Form of Warrant (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.23	Form of Warrant (Series C) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
4.24	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)
4.25	Form of Warrant (Series B-Tranche B Exchanges; GPB Exchange) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 14, 2016)
4.26	Common Stock Purchase Warrant (Convertible Promissory Note) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed February 16, 2017)
10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Agreement and Release, dated August 30, 2011 (incorporated by reference to 10.2 to the current report on Form 8-K, filed September 2, 2011)
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

10.12
Standstill Agreement (Magna Note), dated as of November 6, 2014, by and between the Company and Magna Equities II, LLC (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-1 (No. 333-198733) filed November 10, 2014)

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

10.29	Form of Letter Agreement (Series C Exchanges) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 3, 2016)
10.30	License Agreement, dated June 5, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 8, 2016)
10.31	Form of Warrant Exchange Agreement (Warrant-for-Shares) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 14, 2016)
10.32	Form of Warrant Exchange Agreement (Warrant-for-Warrant) (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed June 14, 2016)
10.33	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
10.34	Lockup and Exchange Agreement, dated November 2, 2016, by the Company and GHS Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed November 4, 2016)
10.35	Exchange Agreement, dated December 7, 2016, between the Company and GPB Debt Holdings II LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed December 7, 2016)
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
10.40
Securities Purchase Agreement, dated as of February 13, 2017, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2017)

10.41
Securities Purchase Agreement, dated as of March 17, 2017, by and between Guided Therapeutics, Inc. and Eagle Equities LLC and Adar Bays LLC and on May 18, 2017 with GHS Investments LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 24, 2017)

10.42
Forbearance Agreement, dated as of August 8, 2017, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed August 14, 2017)

10.43
Securities Purchase Agreement, dated as of August 18, 2017, by and between Guided Therapeutics, Inc. and Power Up Lending Group LTD (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed August 24, 2017)

10.44
Securities Purchase Agreement, dated as of October 12, 2017, by and between Guided Therapeutics, Inc. and Power Up Lending Group LTD (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed October 25, 2017)

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
Date: April 17, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

April 17, 2018	/s/ Gene S. Cartwright	President, Chief Executive Officer, Acting Chief Financial
	Gene S. Cartwright	Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

April 17, 2018	/s/ Michael C. James	Chairman of the Board and Director
Michael C. James

April 17, 2018	/s/ John E. Imhoff	Director
John E. Imhoff

April 17, 2018	/s/ Richard P. Blumberg	Director
Richard P. Blumberg

April 17, 2018	/s/ Mark Faupel	Chief Operating Officer and Director
Mark Faupel