Form 10-K/A
period 2017-12-31
GUIDED THERAPEUTICS INC
filed 2018-04-20
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of April 8, 2018, the registrant had 143,912,938 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None.

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of correcting the number of shares of common stock outstanding as of April 8, 2018 on the cover page to 143,912,938. Except for this correction, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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