Form 10-Q
period 2018-06-30
GUIDED THERAPEUTICS INC
filed 2018-08-14
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2018
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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ]  No [X]

As of August 1, 2018, the registrant had 295,165,100 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

 PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in Thousands)

ASSETS	June 30, 2018	December 31, 2017
CURRENT ASSETS:
Cash and cash equivalents	$41	$1
Accounts receivable, net of allowance for doubtful accounts of $161 and $160 at June 30, 2018 and December 31, 2017, respectively	6	3
Inventory, net of reserves of $716, at June 30, 2018 and December 31, 2017	280	265
Other current assets	41	111
Total current assets	368	380

Property and equipment, net	32	49
Other assets	18	60
Total noncurrent assets	50	109

TOTAL ASSETS	$418	$489

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, including related parties	$1,137	$1,091
Short-term note payable, including related parties	690	447
Convertible notes in default	2,347	2,321
Convertible notes payable, net	973	783
Accounts payable	2,961	3,019
Accrued liabilities	4,435	4,247
Deferred revenue	17	21
Total current liabilities	12,560	11,929

Warrants at fair value	2,076	7,962

TOTAL LIABILITIES	14,636	19,891

COMMITMENTS & CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 and 0.9 shares issued and outstanding as of June 30, 2018 and December 31, 2017, (Liquidation preference of $327 and $970 at June 30, 2018 and December 31, 2017, respectively)	120	355
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 4.3 shares issued and outstanding as of June 30, 2018 and December 31, 2017 (Liquidation preference of $4,312 at June 30, 2018 and December 31, 2017)	701	701
Common stock, $.001 Par value; 1,000,000 shares authorized, 268,180 and 49,563 shares issued and outstanding as of June, 30 2018 and December 31, 2017, respectively	1,009	791
Additional paid-in capital	118,213	117,416
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(134,129)	(138,533)

TOTAL STOCKHOLDERS’ DEFICIT	(14,218)	(19,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$418	$489

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
REVENUE:
Sales – devices and disposables	$8	$87	$13	$104
Cost of goods sold	1	82	3	98
Gross profit	7	5	10	6

OPERATING EXPENSES:
Research and development	62	89	132	183
Sales and marketing	55	67	117	149
General and administrative	381	382	626	726
Total operating expenses	498	538	875	1,058

Operating loss	(491)	(533)	(865)	(1,052)

OTHER INCOME (EXPENSES):
Other income	9	13	36	15
Interest expense	(296)	(325)	(556)	(546)
Change in fair value of warrants	4,198	(226)	5,886	403
Total other income (expenses)	3,911	(538)	5,366	(128)

INCOME(LOSS) BEFORE INCOME TAXES	3,420	(1,071)	4,501	(1,180)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$3,420	$(1,071)	$4,501	$(1,180)
PREFERRED STOCK DIVIDENDS	(42)	(66)	(97)	(165)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,378	$(1,137)	$4,404	$(1,345)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$0.0170	$(0.59)	$0.0310	$(0.94)
DILUTED	$0.0016	$(0.59)	$0.0019	$(0.94)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	197,117	1,916	143,137	1,434
DILUTED	2,172,856	1,916	2,399,442	1,434

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,501	$(1,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	1	(35)
Depreciation	17	60
Amortization of debt issuance costs and discounts	96	128
Stock based compensation	27	32
Change in fair value of warrants	(5,886)	(403)
Changes in operating assets and liabilities:
Inventory	(14)	17
Accounts receivable	(3)	31
Other current assets	69	(97)
Other assets	42	1
Accounts payable	(60)	288
Deferred revenue	(4)	59
Accrued liabilities	577	822
Total adjustments	(5,138)	903

Net cash used in operating activities	(637)	(277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	707	396
Proceeds for future issuance of stock	84	-
Payments made on notes payable	(114)	(125)

Net cash provided by financing activities	677	271

NET CHANGE IN CASH AND CASH EQUIVALENTS	40	(6)
CASH AND CASH EQUIVALENTS, beginning of year	1	14
CASH AND CASH EQUIVALENTS, end of period	$41	$8
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$115	$1
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$463	$35
Dividends on preferred stock	$97	$165

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

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2018, it had an accumulated deficit of approximately $134.1 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. These statements reflect adjustments, all of which are of a normal, recurring nature, and which are, in the opinion of management, necessary to present fairly the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for a full fiscal year. Preparing financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

At June 30, 2018, the Company had a negative working capital of approximately $12.2 million, accumulated deficit of $134.1 million, and recognized net income of $3.4 million (due to the gain in the change in the fair value of warrants) for the quarter then ended. Stockholders’ deficit totaled approximately $14.2 million at June 30, 2018, primarily due to recurring net losses from operations and deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing. If sufficient capital cannot be raised during the third quarter of 2018, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels, and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 759.9 million shares of its common stock outstanding at June 30, 2018, with exercise prices ranging between $0.001 and $40,000 per share. Exercises of these warrants would generate a total of approximately $5.7 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available. However, please refer to Footnote 10 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues. The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted. The Company adopted this guidance on January 1, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the statement of cash flows. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting)” (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the period ended June 30, 2018.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing guidance regarding employees will apply to share-based transactions with non-employees, as long as the transaction is not effectively a form of financing, with the exception of specific guidance related to the attribution of compensation cost. The cost of non-employee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The Company is evaluating the impact adoption of this guidance will have on determination or reporting of its financial results.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the ASU. The Company does not expect this ASU to have a material impact on its financial statements.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At June 30, 2018 and December 31, 2017, our inventories were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$790	$789
Work in process	81	82
Finished goods	27	27
Consigned inventory	98	83
Inventory reserve	(716)	(716)
Total	$280	$265

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Equipment	$1,378	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,441	2,441
Less accumulated depreciation and amortization	(2,409)	(2,392)
Total	$32	$49

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

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $7,000 and $9,000 for the six months ended June 30, 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation	$2,331	$2,122
Accrued professional fees	150	223
Accrued interest	604	511
Accrued warranty	23	39
Accrued vacation	163	152
Accrued dividends	118	291
Stock subscription	360	276
Accrued expenses for licensee	538	429
Other accrued expenses	148	204
Total	$4,435	$4,247

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

The Company adopted a new revenue standard on January 1, 2018, using the modified retrospective method with no impact on our financial statements. The cumulative effect of initially adopting the new guidance had no impact on the opening balance of retained earnings as of January 1, 2018. There was no material impact on the condensed consolidated balance sheets as of June 30, 2018 or on the condensed consolidated statements of operations for the three and six months ended June 30, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Significant Distributors

During the six months ended June 30, 2018, all the Company’s revenues were from three distributors and for extended warranty. Revenue from these distributors totaled $13,000 for the period ended June 30, 2018. Accounts receivable due from these distributors represents 100% of the balance for the period ended June 30, 2018. During the six months ended June 30, 2017, there were revenues from three distributors, that totaled approximately $104,000.

Deferred Revenue

The Company defers payments received as revenue until earned based on the related contracts. As of June 30, 2018, and December 31, 2017, the Company has received prepayments for devices and disposables recorded as deferred revenue in the amount of $17,000 and $21,000, respectively.

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

The Company is currently delinquent with its federal and applicable state tax return filings, payments and certain Federal and State Unemployment Tax filings. Some of the federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The Company has entered an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2017, the Company has approximately $82.9 million of net operating losses. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

In 2018, Corporate tax rates in the U.S. have decreased from 34% to 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2018 and December 31, 2017, there were no uncertain tax positions.

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

For the six months ended June 30, 2018 and 2017 share-based compensation for options attributable to employees, officers and Board members were approximately $27,000 and $32,000. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of June 30, 2018, the Company had approximately $23,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately two years.

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

The Company records its derivative activities at fair value, which consisted of warrants as of June 30, 2018. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2018 and December 31, 2017:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt			(1,959)	(1,959)
Warrants issued in connection with Short-Term Loans	—	—	(3)	(3)

Total long-term liabilities at fair value	$—	$—	$(2,076)	$(2,076)

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt			(7,837)	(7,837)
Warrants issued in connection with Short-Term Loans	—	—	(11)	(11)

Total long-term liabilities at fair value	$—	$—	$(7,962)	$(7,962)

The following is a summary of changes to Level 3 instruments during the three months ended June 30, 2018:

	Distributor Debt	Short-Term Loan	Senior Secured Debt	Total

Balance, December 31, 2017	$(114)	$(11)	$(7,837)	$(7,962)
Change in fair value during the period	-	8	5,878	5,886

Balance, June 30, 2018	$(114)	$(3)	$(1,959)	$(2,076)

As of June 30, 2018, the fair value of warrants was approximately $2.1 million. A net change of approximately $5.9 million has been recorded to the accompanying statement of operations for the six months ended June 30, 2018.

4.  STOCKHOLDERS’ DEFICIT

 Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 268,179,697 were issued and outstanding as of June 30, 2018. As of December 31, 2017, there were 1,000,000,000 authorized shares of common stock, of which 49,562,810 were issued and outstanding.

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

For the six months ended June 30, 2018, the Company issued 218,616,887 shares of common stock as listed below:

Series C Preferred Stock Conversions	78,290,065
Series C Preferred Stock Dividends	35,623,923
Convertible Debt Conversions	104,702,899
Total	218,616,887

On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In exchange for the license, SMI will pay a $1.0 million licensing fee, payable in five installments through November 2017, as well as a royalty on each disposable sold in the territories. As of June 30, 2018, SMI had paid $750,000. SMI will also underwrite the cost of securing approval of LuViva with the Chinese Food and Drug Administration, or CFDA. Pursuant to the SMI agreement, SMI must become capable of manufacturing LuViva in accordance with ISO 13485 for medical devices by the second anniversary of the SMI agreement, or else forfeit the license. Based on the agreement, SMI must purchase no fewer than ten devices (with up to two devices pushed to 2018 if there is a delay in obtaining approval from the CFDA). SMI purchased five devices in 2017 and have not purchased any in 2018. In the three years following CFDA approval, SMI must purchase a minimum of 3,500 devices (500 in the first year, 1,000 in the second, and 2,000 in the third) or else forfeit the license. As manufacturer of the devices and disposables, SMI will be obligated to sell each to us at costs no higher than our current costs. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue $1.0 million in shares of its common stock to SMI, in five installments through October 2017, at a price per share equal to the lesser of the average closing price for the five days prior to issuance and $1.25. These shares have not been issued as of June 30, 2018.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, of which 327 and 970 were issued and outstanding at June 30, 2018 and December 31, 2017, respectively, and 20,250 shares of preferred stock as Series C1 Convertible Preferred Stock, of which 4,312 shares were issued and outstanding at June 30, 2018 and December 31, 2017.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time, and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2018, there were 327 shares outstanding with a conversion price of $0.006032 per share, such that each share of Series C preferred stock would convert into approximately 165,782 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the amount of unpaid dividends through the Dividend End Date on the converted shares. At June 30, 2018, the “make-whole payment” for a converted share of Series C preferred stock would convert to 69,629 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 150 shares of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At June 30, 2018, the exercise price per share was $640.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 preferred stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 preferred stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 preferred stock and 22,996 shares of common stock. At June 30, 2018, there were 4,312 shares outstanding with a conversion price of $0.006032 per share, such that each share of Series C preferred stock would convert into approximately 165,782 shares of the Company’s common stock.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2018:

Warrants (Underlying Shares)
Outstanding, January 1, 2018	294,089,138
Issuances	465,776,619
Canceled / Expired	(49)
Exercised	-
Outstanding, June 30, 2018	759,865,708

The Company had the following shares reserved for the warrants as of June 30, 2018:

Warrants(Underlying Shares)		Exercise Price	Expiration Date
7,542	(1)	$75.00 per share	June 14, 2021
3	(2)	$40,000.00 per share	April 23, 2019
8	(3)	$36,000.00 per share	May 22, 2019
3	(4)	$30,400.00 per share	September 10, 2019
5	(5)	$36,864.80 per share	September 27, 2019
10	(6)	$22,504.00 per share	December 2, 2019
105	(7)	$7,200.00 per share	December 2, 2020
105	(8)	$8,800.00 per share	December 2, 2020
22	(9)	$9,504.00 per share	June 29, 2020
659	(10)	$640.00 per share	June 29, 2020
343	(11)	$640.00 per share	September 4, 2020
362	(9)	$640.00 per share	September 21, 2020
7	(12)	$9,504.00 per share	September 4, 2020
198	(13)	$640.00 per share	October 23, 2020
7	(14)	$9,504.00 per share	October 23, 2020
718,750,000	(15)	$0.002 per share	June 14, 2021
34,500,000	(16)	$0.002 per share	February 21, 2021
17,239	(17)	$13.92 per share	June 6, 2021
200,000	(18)	$0.00228 per share	February 13, 2022
20,000	(19)	$0.18 per share	May 16, 2022
550,000	(20)	$0.019 per share	November 16, 2020
200,000	(21)	$0.029 per share	December 28, 2020
1,500,000	(22)	$0.0201 per share	January 10, 2021
60,000	(23)	$0.011 per share	March 19, 2021
3,409,090	(24)	$0.00228 per share	March 20, 2021
50,000	(25)	$0.06 per share	April 30, 2021
400,000	(26)	$0.06 per share	May 17, 2021
100,000	(27)	$0.06 per share	May 25, 2021
100,000	(28)	$0.06 per share	June 1, 2021
759,865,708	*

* However, please refer to Footnote 10 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(2)	Issued to a placement agent in conjunction with an April 2014 private placement.
(3)	Issued to a placement agent in conjunction with a September 2014 private placement.
(4)	Issued as part of a September 2014 Regulation S offering.
(5)	Issued to a placement agent in conjunction with a 2014 public offering.
(6)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(7)	Issued as part of a March 2015 private placement.
(8)	Issued to a placement agent in conjunction with a June 2015 private placement.
(9)	Issued as part of a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued to a placement agent in conjunction with a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a February 2016 private placement.
(16)	Issued to a placement agent in conjunction with a February 2016 private placement.
(17) (18)	Issued pursuant to a strategic license agreement. Issued as part of a February 2017 private placement.
(19)	Issued as part of a May 2017 private placement.
(20)	Issued to investors for a loan in November 2017.
(21)	Issued to investors for a loan in December 2017.
(22)	Issued to investors for a loan in January 2018.
(23)	Issued to investors for a loan in March 2018.
(24)	Issued to investors for a loan in March 2018.
(25)	Issued to investors for a loan in April 2018.
(26)	Issued to investors for a loan in May 2018.
(27)	Issued to investors for a loan in May 2018.
(28)	Issued to investors for a loan in June 2018

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (8). In addition, warrants subject to footnotes (1) and (9)-(11), (13), and (15) – (28) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (1), (15) and (16) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

For the warrants to footnote (15), the Company further agreed to amend the warrant issued with the original senior secured convertible note, to adjust the number of shares issuable upon exercise of the warrant to equal the number of shares that will initially be issuable upon conversion of the new convertible note (without giving effect to any beneficial ownership limitations set forth in the terms of the new convertible note).

The warrants subject to footnote (1) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of an approvable letter from the U.S. FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $1,040.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $129,600.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (1) in the table above.

The warrants subject to footnote (4) in the table above are also subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations; to require the exercise of such warrants should the average trading price of its common stock over any 30-consecutive day trading period exceed $92.16.

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

The holders of the warrants subject to footnote (1) in the table above have agreed to surrender the warrants, upon consummation of a qualified public financing, for new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants.

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,185,357 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 16,897 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 216,707 shares of common stock. As of June 30, 2018, the Company had issued 14,766 shares of common stock and rights to common stock shares for 2,131. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at June 30, 2018. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable after four years and expire ten years from the date of grant.

As of June 30, 2018, the Company has issued and outstanding options to purchase a total of 116 shares of common stock pursuant to the Plan, at a weighted average exercise price of $37,090 per share.

The fair value of stock options is estimated using the Black-Scholes option pricing model. No options were issued during the period ended June 30, 2018.

Stock option activity for June 30, 2018 as follows:

	2018
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	118	$37,090
Options granted	-	$-
Options exercised	-	$-
Options expired/forfeited	(2)	$37,090
Outstanding at end of the period	116	$37,090

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

As of June 30, 2018, and December 31, 2017, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092. The Company leased approximately 23,000 square feet under a lease that expired in June 2017. In July 2017, the Company leased the offices on a month to month basis. On February 23, 2018, the Company modified its lease to reduce its occupancy to 12,835 square feet. The fixed monthly lease expense will be: $13,859 each month for the period beginning January 1, 2018 and ending June 30, 2018; $8,022 each month for the period beginning April 1, 2018 and ending March 31, 2019; $8,268 each month for the period beginning April 1, 2019 and ending March 31, 2020; and $8,514 each month for the period beginning April 1, 2020 and ending March 31, 2021. The Company recognizes rent expense on a straight-line basis over the estimated lease term. Future minimum rental payments at June 30, 2018 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2018	55
2019	98
2020	101
2021	26

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

8.   NOTES PAYABLE

Notes Payable in Default

At June 30, 2018 and December 31, 2017, the Company maintained notes payable and accrued interest to both related and non-related parties totaling $1,137,000 and $1,091,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10% and have default rates as high a 18.0%. The Company is accruing interest at the default rate of 18.0% on two of the loans.

Short Term Notes Payable

At June 30, 2018 and December 31, 2017, the Company maintained short term notes payable and accrued interest to both related and non-related parties totaling $690,000 and $354,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 18%.

In July 2017, the Company entered into a premium finance agreement to finance its insurance policies totaling $206,293. The note requires monthly payments of $18,766, including interest at 4.89% and matured in May 2018. The balance due on this note totaled $93,000 at December 31, 2017 and was paid in full at June 30, 2018.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of June 30, 2018, the Company had a note due of $397,413 compared to a note due of $417,160 for the period ended December 31, 2017. The note accrues interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $13.92, subject to customary anti-dilution adjustment. The note is unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 17,239 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On February 13, 2017, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 200,000 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.00228 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matured nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus converted the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus required the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, the Company agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $0.40 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance). The Company allocated proceeds of $90,000 to the warrants and common stock issued in connection with the financing. As of June 30, 2018, the notes had been converted and no balance remained outstanding as compared to net debt and accrued interest of $76,664 for the period ended December 31, 2017.

On March 20, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 3,409,090 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.00228 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of June 30, 2018, the Company has net debt of $117,135 including unamortized debt issuance costs of $20,523 as well as a reduction related to the allocated value of the warrants of $12,324.

On May 17, 2017, the Company entered into a securities purchase agreement with Eagle Equities, LLC (“Eagle”), providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and were due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes was equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company received a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of June 30, 2018, the notes had been converted and no balance remained outstanding, as compared to net debt of $41,322, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160 for the period ended December 31, 2017.

On March 12, 2018, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which the Company received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8%, and are due and payable on May 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of June 30, 2018, the outstanding balance was $55,721, including unamortized debt issuance costs of $6,288, and unamortized discount of $4,658.

On May 17, 2017, the Company entered into a securities purchase agreement with Adar Bays, LLC(“Adar”), providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and were due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of June 30, 2018, the notes had been converted and no balance remained outstanding, as compared to net debt of $42,216, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160 for the period ended December 31, 2017.

On February 12, 2018, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of three convertible redeemable notes in the aggregate principal amount of $285,863, with the first note being in the amount of $95,288, and the second and third note being in the same amount. The first note was fully funded on February 13, 2018, upon which the Company received $75,000 of net proceeds (net of a 10% original issue discount). The notes bear an interest rate of 8%, and are due and payable on October 12, 2018. The notes may be converted by Adar at any time after eight months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of June 30, 2018, the Company has a net debt of $86,569, including unamortized debt issuance costs of $4,996, and unamortized discount of $3,723.

On May 18, 2017, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of June 30, 2018, the Company has net debt of $66,000 and accrued interest of $10,298 as compared to net debt of $66,000 for the period ended December 31, 2017.

On May 17, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matures on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of June 30, 2018, the Company has net debt of $7,694, including unamortized debt issuance costs of $889, and unamortized discount of $667.

On June 22, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matures on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of June 30, 2018, the Company has net debt of $55,285, including unamortized debt costs of $12,715.

On August 18, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on May 19, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of June 30, 2018, the notes had been converted and no balance remained outstanding as compared to a net debt of $46,405, including unamortized debt issuance costs of $6,595 of December 31, 2017.

On October 12, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of June 30, 2018, the note had been converted and no balance remained outstanding, as compared to net debt of $47,288, including unamortized debt issuance costs of $5,722 for the period ended December 31, 2017.

On December 11, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of June 30, 2018, the note had been converted and no balance remained outstanding, as compared to net debt of $45,565, including unamortized debt issuance costs of $7,435 for the period ended December 31, 2017.

On February 22, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on November 30, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of June 30, 2018, the Company has net debt of $48,644, including unamortized debt issuance cost of $4,325.

On April 30, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $103,000. The note bears an interest rate of 12% and is due and payable on February 15, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of June 30, 2018, the Company has net debt of $92,725, including unamortized debt issuance cost of $10,275.

On June 7, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on March 30, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of June 30, 2018, the Company has net debt of $45,622, including unamortized debt issuance cost of $7,378.

On December 28, 2016, the Company entered into a securities purchase agreement with an investor for the issuance and sale to investor of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, the Company issued to the investor a note in the principal amount of $222,000, for a purchase price of $200,000. The note matures six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. The Company may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if the Company fails to repay all principal and interest due under the notes at the maturity date), the investor may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the note. As of June 30, 2018, the Company has fully amortized debt issuance costs $30,000 and original issue discount of $22,000. As of June 30, 2018, the balance due to the investor for the December 28, 2016 note, is $396,589.

The total amount attributed to short-term convertible debt is $973,000 and $783,000, for the periods ended June 30, 2018 and December 31, 2017.

10.  CONVERTIBLE DEBT IN DEFAULT

Secured Promissory Note.

On September 10, 2014, the Company sold a secured promissory note to an accredited investor with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, June 29, 2015, January 21, 2016, January 29, 2016, and February 12, 2016 the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. On February 11, 2016, the Company consented to an assignment of the note to two accredited investors. In connection with the assignment, the holders waived an ongoing event of default under the notes related to the Company’s minimum market capitalization and agreed to eliminate the requirement going forward. Pursuant to the terms of the amended note, the holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to the lower of (1) $25.0 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $15.00, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. On March 7, 2016, the Company further amended the note to eliminate the volume limitations on sales of common stock issued or issuable upon conversion. On July 13, 2016, the Company consented to the assignment by one of the accredited investors of its portion of the note of to a third accredited investor.

The balance due on the note was $148,712 and $184,245 at June 30, 2018 and December 31, 2017, respectively. The balance was reduced by $306,863 as part of a debt restructuring on December 7, 2016.

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

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, GPB received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.80 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from GPB to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $117,000 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of June 30, 2018, had not done so). As of June 30, 2018, the balance due on the convertible debt was $2,198,236 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $366,373. In addition, the Company has accrued $498,910 of interest expense. As of December 31, 2017, the balance due on the convertible debt was $2,136,863 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. In addition, the Company has accrued $424,011 of interest expense. The convertible note is secured by a lien on all the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of June 30, 2018, the exercise price had been adjusted to $0.002 and the number of common stock shares exchangeable for was 718,750,000. As of June 30, 2018, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of June 30, 2018 and December 31, 2017, GPB had earned approximately $29,000 in royalties.

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

The total amount attributed to convertible debt in default is $2,347,000 and $2,321,000, for the periods ended June 30, 2018 and December 31, 2017.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

	Six months ended June 30,
	2018	2017

Net Income (loss)	$4,501	$(1,345)
Basic weighted average number of shares outstanding	143,137	1,434
Net income (loss) per share (basic)	$0.0310	$(0.94)
Diluted weighted average number of shares outstanding	2,399,442	-
Net income (loss) per share (diluted)	0.0019	-

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	294,598	-
Convertible debt	1,363,075	-
Warrants	598,631
Total Dilutive instruments	2,256,304	-

12. SUBSEQUENT EVENTS

On July 10, 2018, the Company’s Equity Financing Agreement with GHS became effective with the SEC. The Equity Financing Agreement allows the Investor to invest up to Ten Million Dollars ($10,000,000) (the "Commitment Amount"), from time to time over the course of twenty-four (24) months after the effective registration of the underlying shares (the “Contract Period”) to purchase the Company’s common stock par value $0.001 per share (the “Common Stock”). The purchase price shall be established and the number of Put Shares shall be delivered for a particular Put. In the event that (i) the lowest volume-weighted average price (the “VWAP”) of the Company’s Common Stock for any given trading day during the ten (10) trading days following a Put Notice (the “Trading Period”) is less than 75% of the Market Price used to determine the Purchase Price in connection with the Put and (ii) as of the end of such Trading Period, the Investor holds Shares issued pursuant to such Put Notice (the “Trading Period Shares”), then the Company shall issue such additional Shares, on the Trading Day immediately following the Trading Period, as may be necessary to adjust the Purchase Price for that portion of the Put represented by the Trading Period Shares, to equal the lowest VWAP during the Trading Period. The Closing of a Put shall occur upon the first Trading Day following the receipt and approval (before 9:30am Eastern Standard Time) by Investor's broker of the Put Shares, whereby the Company shall have caused the Transfer Agent to electronically transmit, prior to the applicable Closing Date, the applicable Put Shares by crediting the account of the Investor's broker with DTC through its Deposit Withdrawal Agent Commission ("DWAC") system, and the Investor shall deliver the Investment Amount specified in the Put Notice by wire transfer of immediately available funds to an account designated by the Company ("Closing Date" or "Closing"). In addition, on or prior to such Closing Date, each of the Company and Investor shall deliver to each other all documents, instruments and writings required to be delivered or reasonably requested by either of them pursuant to this Agreement in order to implement and effect the transactions contemplated herein. Notwithstanding anything to the contrary in this Agreement, in no event shall the Investor be entitled to purchase that number of Shares, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the 1934 Act), by the Investor, would exceed 9.99% of the number of shares of Common Stock outstanding on the Closing Date, as determined in accordance with Rule 13d-1(j) of the 1934 Act.

On July 1, 2018, the Company under the Equity Financing Agreement issued 12,600,000 common stock shares (at an exercise price of $0.002480), for $31,248.

During July 2018, the Company entered into a convertible loan agreement with Auctus for $85,000.

On July 20, 2018, the Company entered into an agreement with Gene Cartwright (its Chief Executive Officer) whereby Dr. Cartwright, forgave $609,069 of $928,273 of accrued salary, interest and loans in exchange for a three year note of $319,204 at 6% and 100,000 stock options at $0.003. In addition, Dr. Cartwright will receive reimbursement for expenses of $60,979, if said expenses are paid within one year then interest of 6% will not accrue.

On July 24, 2018, the Company entered into an agreement with Mark Faupel (its Chief Operating Officer) whereby Dr. Faupel, forgave $395,185 of $602,296 of accrued salary, vacation, interest and loans in exchange for a three year note of $207,111 at 6% and 75,000 stock options at current market price. In addition, Dr. Faupel will receive reimbursement for expenses of $79,274, if said expenses are paid within one year then interest of 6% will not accrue. Also, Dr. Faupel, as managing member in K2 Medical, will receive 448,374 stock options with an exercise price of $0.25 or market price. If stock options are not granted Company shall owe Dr. Faupel $113,000 with similar note terms as described above.

In July we also entered into a financing agreement for the payment of the renewal of the Company’s insurance policies.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced net losses since our inception and, as of June 30, 2018 we had an accumulated deficit of approximately $134.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue through at least the end of 2018 as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2017, the majority of our revenues were from the sale of LuViva devices and disposables. We expect that the majority of our revenue in 2018 will be derived from revenue from the sale of LuViva devices and disposables.

Reverse Stock Split: On November 7, 2016, the Company implemented a 1:800 reverse stock split of all our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 453,694,400 shares of Common Stock to 570,707 shares as of that date. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of June 30, 2018. On February 24, 2016, the Company had also implemented a 1:100 reverse stock split of its issued and outstanding common stock.

RECENT DEVELOPMENTS

On July 10, 2018, our Equity Financing Agreement with GHS became effective with the SEC. The Equity Financing Agreement allows the Investor to invest up to Ten Million Dollars ($10,000,000) (the "Commitment Amount"), from time to time over the course of twenty-four (24) months after the effective registration of the underlying shares (the “Contract Period”) to purchase our common stock par value $0.001 per share (the “Common Stock”).

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the three months ended June 30, 2018 and 2017 were $8,000 and 87,000, respectively. Revenues decreased by approximately $79,000, or 90% from the same period in 2017. The decrease was due to less activity in sales orders being shipped in 2018 and lack of funding to support sales and marketing efforts. Related costs of sales were approximately $1,000 and $82,000 for the three months ended June 30, 2018 and 2017, respectively. Costs of sales for the three months ended June 30, 2018 were approximately $81,000, or 99% lower than the same period in 2017. This resulted in a gross profit of approximately $7,000 on the sales of devices and disposables for the three months ended June 30, 2018, compared with a gross profit of approximately $5,000 for the same period in 2017.

Research and Development Expenses:  Research and development expenses for the three months ended June 30, 2018 decreased to approximately $62,000, from approximately $89,000 for the same period in 2017.  The decrease, of approximately $27,000, or 30%, was primarily due to decreases in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses for the three months ended June 30, 2018 decreased to approximately $55,000, from approximately $67,000 for the same period in 2017.  The decrease, of approximately $12,000, or 18%, was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses for the three months ended June 30, 2018 decreased to approximately $381,000, from approximately $382,000 for the same period in 2017.  The decrease, of approximately $1,000, or 1%, did not produce any material difference from last year.

Other Income: Other income for the three months ended June 30, 2018 decreased to approximately $9,000, compared to $13,000 for the same period in 2017. The decrease of approximately $4,000, or 31%, was primarily related to a refund for utility deposits.

Interest Expense:  Interest expense for the three months ended June 30, 2018 decreased to approximately $296,000, compared to $325,000 for the same period in 2017. The decrease of approximately $29,000, or 9%, was primarily due to less debt issuance costs than those incurred during the same period.

Fair Value of Warrants Expense: Fair value of warrants recovery for the three months ended June 30, 2018 increased to approximately $4,198,000, compared to an expense of $226,000 for the same period in 2017. The increase of approximately $4,424,000, or 1,958%, was primarily due to the significant changes in warrant conversion prices.

Net Income (loss): Net Income attributable to common stockholders was approximately $3,378,000, or $0.031 per share, for the three months ended June 30, 2018, compared to a net loss of $1,137,000, or $0.59 per share, for the same period in 2017. The increase of $4,515,000, or 397%, was for reasons outlined above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the six months ended June 30, 2018 and 2017 were $13,000 and $104,000, respectively. Revenues decreased by approximately $91,000, or 87% from the same period in 2017. The decrease was due to less activity in sales orders being shipped in 2018 and lack of funding to support sales and marketing efforts. Related costs of sales were approximately $3,000 and $98,000 for the six months ended June 30, 2018 and 2017, respectively. Costs of sales for the six months ended June 30, 2018 were approximately $95,000, or 97% lower than the same period in 2017. This resulted in a gross profit of approximately $10,000 on the sales of devices and disposables for the six months ended June 30, 2018, compared with a gross profit of approximately $6,000 for the same period in 2017.

Research and Development Expenses:  Research and development expenses for the six months ended June 30, 2018 decreased to approximately $132,000, from approximately $183,000 for the same period in 2017.  The decrease, of approximately $51,000, or 28%, was primarily due to decreases in payroll expenses.

Sales and Marketing Expenses:  Sales and marketing expenses for the six months ended June 30, 2018 decreased to approximately 117,000, from approximately $149,000 for the same period in 2017.  The decrease, of approximately $32,000, or 21%, was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expenses:  General and administrative expenses for the six months ended June 30, 2018 decreased to approximately $626,000, from approximately $726,000 for the same period in 2017.  The decrease, of approximately $100,000, or 14%, was primarily related to lower compensation and option expenses incurred during the same period.

Other Income: Other income for the six months ended June 30, 2018 increased to approximately $36,000, compared to $15,000 for the same period in 2017. The increase of approximately $21,000, or 140%, was primarily related to a refund from a commercial insurance policy.

Interest Expense:  Interest expense for the six months ended June 30, 2018 increased to approximately $556,000, compared to $546,000 for the same period in 2017. The decrease of approximately $10,000, or 2%, was primarily due to less debt issuance costs than those incurred during the same period.

Fair Value of Warrants Expense: Fair value of warrants recovery for the six months ended June 30, 2018 increased to approximately $5,886,000, compared to $403,000 for the same period in 2017. The increase of approximately $5,483,000, or 1,360%, was primarily due to the significant changes in warrant conversion prices.

Net Income (loss): Net Income attributable to common stockholders was approximately $4,404,000, or $0.017 per share, for the six months ended June 30, 2018, compared to a net loss of $1,345,000, or $0.94 per share, for the same period in 2017. The increase of $5,749,000, or 427%, was for reasons outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At June 30, 2018, we had cash of approximately $41,000 and a negative working capital of approximately $12.2 million.

Our major cash flows for the six months ended June 30, 2018 consisted of cash out-flows of $637,000 from operations, including approximately $4,501,000 of net income, ($5,886,000 from a gain for the change in the fair value of warrants), and a net change from financing activities of $677,000, which primarily represented the proceeds received from debt financing.

Our cash flows from convertible debt is described in more detail in NOTE 9 – SHORT-TERM CONVERTIBLE DEBT.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies has resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2018 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2017, for information regarding factors that could affect our results of operations, financial condition and liquidity.

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

GUIDED THERAPEUTICS, INC.

Date: August 14, 2018	By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer