Form 10-K
period 2018-12-31
GUIDED THERAPEUTICS INC
filed 2019-05-08
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $800,000 as of December 31, 2018 (the last business day of the registrant’s most recently completed fiscal quarter).

As of April 15, 2019, the registrant had 3,319,486 shares of common stock outstanding. The registrant completed a 1:800 reverse split on March 29, 2018.

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

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 570,000 new cases in 2018, an increase of 40,000 cases from 2012. For women living in less developed regions, however, cervical cancer is the second most common cancer, and 9 out of 10 women who die from cervical cancer reside in low- and middle-income countries. In 2012, the most recent year reported for global cervical cancer mortality rates, approximately 270,000 women died from cervical cancer, with more than 85% of these deaths occurring in low- and middle-income countries.

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

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have executed formal distribution agreements covering 54 countries and still have active contracts in place for countries that cover roughly half of the world’s population, including China and Southeast Asia (including Indonesia), Eastern Europe and Russia as well as the Middle East (including Turkey). In 2019, we intend to focus on other large markets such as India, Western Europe and certain Latin American countries, such as Mexico.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya and the Singapore Health Sciences Authority. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2018, we have sold 139 LuViva devices and approximately 76,640 single-use-disposable cervical guides to international distributors.

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

Manufacturing, Sales Marketing and Distribution
We manufacture LuViva at our Norcross, Georgia facility. Most of the components of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”) pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI will perform final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. This additional carve out has been agreed to by SMI.

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

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $7.7 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.2 and $0.3 million in 2018 and 2017, respectively.

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

Patents
We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2018, we have 16 granted U.S. patents relating to our biophotonic cancer detection technology that were developed in-house and are owned by the Company. Currently we do not own third party patents nor do we make any outside payments for patents.

Patent No.	Title	Ctry	Grant Date	Expiration Date
6,400,875	Method for Protecting A Fiber Optic Probe And The Resulting Fiber Optic Probe	US	06/04/2002	11/01/2019
6,577,391	Apparatus And Method For Determining Tissue Characteristics	US	06/10/2003	03/24/2020
6,590,651	Apparatus and Method for Determining Tissue Characteristics	US	07/08/2003	11/16/2020
6,792,982	Vacuum Source For Harvesting Substances	US	09/21/2004	07/23/2023
6,870,620	Apparatus And Method For Determining Tissue Characteristics	US	03/22/2005	03/24/2020
6,975,889	Multi-Modal Optical Cancer Diagnostic System	US	12/13/2005	03/09/2021
7,006,220	Apparatus and Method for Determining Tissue Characteristics	US	02/28/2006	11/16/2020
7,174,927	Vacuum Source For Harvesting Substances	US	02/13/2007	09/03/2024
7,301,629	Apparatus and Method for Determining Tissue Characteristics	US	11/27/2007	07/03/2023
7,335,166	System And Methods For Fluid Extractions And Monitoring	US	02/26/2008	05/22/2023
8,644,912	Method and Apparatus For Determining Tissue Characteristics	US	02/04/2014	11/16/2020
8,781,560	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	07/15/2014	07/14/2031
9,561,003	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	02/07/2017	07/14/2031
D714453	Mobile Cart and Hand Held Unit for Diagnostics of Measurement	US	09/30/2014	09/30/2028
D724199	Medical Diagnostic Stand Off Tube	US	03/10/2015	03/10/2029
D746475	Mobile Cart and Hand Held Unit for Diagnostics or Measurement	US	12/29/2015	12/29/2029

In addition to the patents listed above, the Company owns four additional corresponding foreign patents and has applied for an two additional US patents, although there is no assurance that these patents will be granted.  The Company’s strategy is to continue improving its products and filing new patents to protect those improvements.

In the United States, additional years of patent protection may be added (on a case by case basis) beyond the standard patent terms under the 1984 Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act.  The Hatch-Waxman act includes Section 156, which provides for the extension of the term of a granted patent (PTE) under certain circumstances. The intent behind Section 156 is to extend patent life to compensate patent holders for patent term lost while developing their product and awaiting FDA approval.  The Company’s patents qualify under Section 156 because LuViva has not yet been commercialized in the United States and it is being regulated by FDA as a Class III Medical Device.

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

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. During 2018 and 2017 we were unable to pay the annual registration fees to maintain our ISO 13485:2003 certification and our CE Mark. Once our financing is completed, we will make the required payments and reobtain both certifications. In addition, our December 21, 2018 agreement with Newmars, described above, will allow final assembly at their ISO 13485:2003 accredited facility.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. These studies will not be completed in 2019, although we intend to pursue FDA approval and start studies in 2019 once funds are available. We remain committed to obtaining U.S. FDA approval, but we are focused on international sales growth, where we believe the commercial opportunities are larger and the clinical need is more significant.

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

Employees and Consultants
As of December 31, 2018, we had nine regular employees and one consultant to provide services to us on a full- or part-time basis. Of the ten-people employed or engaged by us, 2 are engaged in engineering, manufacturing and development, 4 are engaged in sales and marketing activities, 1 is engaged in clinical testing and regulatory affairs, and 3 are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Risks Related to Our Business

Although we will be required to raise additional funds in 2019, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.
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
Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2018, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $137.6 million at December 31, 2018 summarized as follows:

Accumulated deficit, from inception to 12/31/2016	$127.6 million
Preferred dividends	$ 0.2 million
Net Loss for fiscal year 2017, ended 12/31/2017	$ 10.7 million
Accumulated deficit, from inception to 12/31/2017	$138.5 million
Preferred dividends	$ 0.1 million
Net Profit for year to date ended 12/31/2018	$ (1.0) million
Accumulated deficit, from inception to 12/31/2018	$137.6 million

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $137.6 million at December 31, 2018.

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

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2018 and 2017, we have approximately $77.2 and $82.9 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level, but the use of such net operating losses may be subject to restrictions under applicable tax law. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses.

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

We currently depend almost exclusively on third-party distributors to sell and service LuViva internationally and to train our international distributors, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell LuViva. Distributors may not commit the necessary resources to market, sell and service LuViva to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected

Risks Related to Our Intellectual Property

 Our success largely depends on our ability to maintain and protect the proprietary information on which we base our products.

Our success depends in large part upon our ability to maintain and protect the proprietary nature of our technology through the patent process, as well as our ability to license from other’s patents and patent applications necessary to develop our products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products was to be limited, our ability to continue to manufacture and market our products could be adversely affected. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.
As of December 31, 2018, we have been issued, or have rights to, 16 U.S. patents (including those under license). In addition, we have filed for, or have rights to, four U.S. patents (including those under license) that are still pending. We also have three granted patents that apply to our interstitial fluid analysis system as well as seven international patents that apply to our noninvasive technologies. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.

Our near and long-term prospects depend in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent or superior products and technology, possibly at lower prices. We could also incur substantial costs in litigation and suffer diversion of attention of technical and management personnel if we are required to defend ourselves in intellectual property infringement suits brought by third parties, with or without merit, or if we are required to initiate litigation against others to protect or assert our intellectual property rights. Moreover, any such litigation may not be resolved in our favor.

Although we and our licensors have filed various patent applications covering the uses of our product candidates, patents may not be issued from the patent applications already filed or from applications that we might file in the future. Moreover, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been the subject of much litigation. Any patents we own or license, now or in the future, may be challenged, invalidated or circumvented. To date, no consistent policy has been developed in the U.S. Patent and Trademark Office (the “PTO”) regarding the breadth of claims allowed in biotechnology patents.

In addition, because patent applications in the U.S. are maintained in secrecy until patent applications publish or patents issue, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we and our licensors are the first creators of inventions covered by any licensed patent applications or patents or that we or they are the first to file. The PTO may commence interference proceedings involving patents or patent applications, in which the question of first inventorship is contested. Accordingly, the patents owned or licensed to us may not be valid or may not afford us protection against competitors with similar technology, and the patent applications licensed to us may not result in the issuance of patents.

It is also possible that our owned and licensed technologies may infringe on patents or other rights owned by others, and licenses to which may not be available to us. We may be unable to obtain a license under such patent on terms favorable to us, if at all. We may have to alter our products or processes, pay licensing fees or cease activities altogether because of patent rights of third parties.

In addition to the products for which we have patents or have filed patent applications, we rely upon unpatented proprietary technology and may not be able to meaningfully protect our rights with regard to that unpatented proprietary technology. Furthermore, to the extent that consultants, key employees or other third parties apply technological information developed by them or by others to any of our proposed projects, disputes may arise as to the proprietary rights to this information, which may not be resolved in our favor.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

The pharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the PTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, PTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes might be settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and could include our paying large fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Also, a third party may assert that our patents are invalid and/or unenforceable. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in litigation could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

Interference proceedings brought before the PTO may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference proceeding may result in substantial costs and distraction to our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the price of our common stock could be adversely affected.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to: obtain licenses, which may not be available on commercially reasonable terms, if at all; abandon an infringing product candidate; redesign our products or processes to avoid infringement; stop using the subject matter claimed in the patents held by others; pay damages; and/or defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Risks Related to Our Sales Strategy

We may not be able to generate sufficient sales revenues to sustain our growth and strategy plans.

Our cervical cancer diagnostic activities have been financed to date through a combination of government grants, strategic partners and direct investment. Growing revenues for this product are the main focus of our business. In order to effectively market the cervical cancer detection product, additional capital will be needed.

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

The development, manufacture and sale of medical products entail significant risks of product liability claims. We currently have no product liability insurance coverage beyond that provided by our general liability insurance. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale of our products. A successful product liability claim, or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. In addition, product liability insurance is expensive and may not be available to us on acceptable terms, if at all.

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

Our outstanding indebtedness, which is considered ordinary course payables and accrued payroll liabilities, was $6.3 million at December 31, 2018.

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

At May 2, 2019, we had notes outstanding that are collateralized by a security interest in our current and future inventory and accounts receivable. We also had a note outstanding that is collateralized by a security interest in all of our assets, including our intellectual property. When the debt is repaid, the holders’ security interests on our assets will be extinguished. However, if an event of default occurs under the notes prior to their repayment, the holders may exercise their rights to foreclose on these secured assets for the payment of these obligations. Under “cross-default” provisions in each of the notes, an event of default under one note is automatically an event of default under the other notes. Any such default and resulting foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

On March 29, 2019, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. There are risks associated with a reverse stock split.

On March 29, 2019, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

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

As of May 2, 2019, our outstanding convertible debt was convertible into an aggregate of 43,360,044 shares of our common stock, and the outstanding shares of our Series C, Series C1 and Series C2 preferred stock were convertible into an aggregate of 2,324,214 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 23,589,630 shares, contractual obligations to issue 2,132 shares, and outstanding options to purchase 50 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 96.0% of the total number of shares of common stock then issued and outstanding. However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

Market for Common Stock; Holders

Our common stock is dually listed on the OTC Bulletin Board (OTCBB) and the OTCQB quotation systems under the ticker symbol “GTHP.” The number of record holders of our common stock at April 15, 2019 was 210.

A 1:800 reverse stock split of all of our issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

The high and low common stock share prices for the second quarter of 2019 and calendar years 2018 and 2017, as reported by the OTCBB, are as set forth in the following table. All share prices set forth in the table have been retroactively adjusted to reflect the reverse stock split (as discussed above) for all periods presented.

	2019		2018		2017
	High	Low	High	Low	High	Low
First Quarter	$1.45	$0.02	$26.00	$4.48	$1,700.00	$248.00
Second Quarter*	$0.24	$0.01	$12.80	$2.40	$320.00	$120.00
Third Quarter			$3.20	$0.64	$144.00	$23.64
Fourth Quarter			$3.04	$0.08	$44.00	$10.12
*Through April 15, 2019.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	50	$44,786,278	-
Equity compensation plans not approved by security holders	-	-	-
TOTAL	50	$44,786,278	-

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2018 we have an accumulated deficit of approximately $137.6 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2018, the majority of our revenues were from the sale of LuViva devices and disposables. We expect that the majority of our revenue in 2019 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we expect to generate purchase orders for approximately $1.5 to $2.0 million in LuViva devices and disposables in 2019 and expect those purchase orders to result in actual sales of $0.5 to $1.0 million in 2019, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Recent Developments

On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI will perform final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. The agreement enables Newmars to manufacture LuViva® Advance Cervical Scan devices in Hungary for distribution in the nine Central and Eastern European countries for which Newmars has distribution rights. Guided Therapeutics will manufacture sub-assemblies and sell these and other parts to Newmars and will receive an additional $2,000 royalty for each device sold in those countries, which include Russia, Ukraine, Poland, Romania, Hungary, Moldova, Kazakhstan, Belarus and Armenia, subject to certain minimum royalty payments and parts orders. The additional carve out for these territories has been agreed to by SMI. The Agreement with Newmars does not allow them to manufacture single use Cervical Guides, which the Company will continue to supply.

We received Regulatory Approval from the Indian Ministry of Health & Family Welfare to allow commercialization of the LuViva device and disposables. The Ministry concluded that the LuViva device is “Non Invasive” and as such is “not regulated under the Drugs and Cosmetics Act 1940 and Medical Device Rules 2017 thereunder.” As a result, LuViva can now be commercialized in India.

On August 31, 2018, we entered into agreements with certain holders of the our Series C1 preferred stock, par value $0.001 per share (the “Series C1 Preferred Stock”), including John Imhoff, the chairman of our board of directors, and Mark Faupel, the Chief Operating Officer and a director of our company (the “Exchange Agreements”), pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of our newly created Series C2 preferred stock, par value $0.001 per share (the “Series C2 Preferred Stock”). In total, for 3,262 shares of Series C1 Preferred Stock to be surrendered, we issued 3,262 shares of Series C2 Preferred Stock.

On October 19, 2018, we held our 2018 Annual Meeting of Stockholders (the “Annual Meeting”). As described in the our Definitive Proxy Statement on Schedule 14A, as amended, originally filed with the Securities and Exchange Commission on October 11, 2018, at the Annual Meeting, stockholders voted and approved the following proposals: (1) the election of the director-nominees (the “Directors”) of our board of directors (the “Board”), with the five Directors receiving the highest number of affirmative votes cast by holders of shares of common stock and holders of Series C2 Preferred Stock, voting as a single class; (2) the ratification of the appointment of UHY LLP as our independent registered public accounting firm by a majority of the votes cast by the holders of common stock and of Series C2 Preferred Stock, voting as a single class; (3) an amendment to the Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to enable a potential reverse split of the issued and outstanding shares of common stock at a ratio of between 1-for-25 and 1-for-800, with such ratio to be determined at the sole discretion of the Board and with such reverse split to be effected at such time and date on or before March 31, 2019, if at all, as determined by the Board in its sole discretion (the “Reverse Split Amendment”) by a majority of the issued and outstanding common stock and Series C2 Preferred Stock voting as a single class; (4) the adoption of an amendment to the Certificate of Incorporation, to, among other things, increase our authorized common stock from 1,000,000,000 shares to 3,000,000,000 shares; and (5) the adoption of our 2018 Stock Option Plan and the material terms thereunder (the “Plan”) by a majority of the votes cast by the holders of common stock and of Series C2 Preferred Stock, voting as a single class.

On November 7, 2018, we increased the number of common stock shares authorized from one billion to three billion.

A 1:800 reverse stock split of all of our issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change.

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

Revenue Recognition: ASC 606 Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and, the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

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

Beneficial Conversion Features of Convertible Securities: Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

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

Reverse Stock Split: On March 29, 2019, the Company implemented a 1:800 reverse stock split of all of our issued and outstanding common stock. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,135,478,405 shares of Common Stock to 2,669,348 shares as of that date.

Results of Operations
Comparison of 2018 and 2017

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for 2018 and 2017 were approximately $57,000 and $244,000, respectively. Revenues in 2018 were approximately, $187,000 or 77% lower when compared to the same period in 2017, due to lack of funding to support sales and marketing efforts. Related costs of sales were approximately $89,000 and $530,000 in 2018 and 2017, respectively. Costs of sales in 2018, were approximately, $441,000 or 83% lower when compared to the same period in 2017, due to increase in the inventory costs. This resulted in a gross loss of approximately $32,000 on the sales of devices and disposables for 2018 compared with a gross loss of approximately $286,000 for the same period in 2017.

Research and Development Expenses: Research and development expenses for 2018, decreased to approximately $244,000, from approximately $334,000 in 2017. The decrease of $90,000, or 27%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for 2018, decreased to approximately $195,000, compared to $245,000 in 2017. The decrease, of approximately $50,000, or 20% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for 2018, decreased to approximately $1,077,000, compared to $2,256,000 for the same period in 2017. The decrease of approximately $1,179,000, or 52%, was primarily related to lower compensation and option expenses incurred during the same period. For 2018, general and administrative expenses consisted primarily of professional fees, insurance, and paid and accrued compensation costs.

Other Income: Other income was approximately $54,000 in 2018, compared to $18,000 in the same period in 2017, an increase of $36,000 or 200%. Other income consists of refunds from prior years for insurance policies.

Interest Expense: Interest expense for 2018 increased to approximately $1,763,000, compared to $1,106,000 for the same period in 2017. The increase of approximately $657,000, or 59%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Fair Value of Warrants Recovery and Expense: Fair value of warrants recovery for 2018, increased to approximately $3,234,000 compared to fair value of warrants expense of $6,487,000 for the same period in 2017. The increase of approximately $9,721,000, or 150% was primarily due to the favorable significant changes in warrant conversion prices and decrease in stock price, in the fiscal year ended December 31, 2018.

Gain from extinguishment of debt: Gain from the restructuring and exchange of debt due to officers for 2018 increased to approximately $1,039,000, compared to nil for the same period in 2017.

Net Profit / Loss: Net profit attributable to common stockholders increased to approximately $900,000, or $1.95 per share, in 2018, from a net loss of $10,974,000, or $997.64 per share, in 2017. The decrease in the net loss of $11,874,000, or 108% was for reasons outlined above. As stated previously, our net profit for the year ended December 31, 2018 was primarily realized due to a $3.2 million gain in the fair value of warrants recorded in 2018 and a $1.0 million gain from extinguishment of debt.

There was no income tax benefit recorded for 2018 or 2017, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At December 31, 2018, we had cash of less than $1,000 and a negative working capital of approximately $10,530,000.

Our major cash flows for the year ended December 31, 2018 consisted of cash out-flows of $1.4 million from operations, including approximately $1.0 million of net profit, and a net change from financing activities of $1.4 million, which primarily represented the proceeds received from issuance of common stock and warrants, and proceeds from debt financing. Our net profit for the year ended December 31, 2018 was primarily realized due to a $3.2 million gain in the fair value of warrants recorded in 2018.

On June 5, 2016, we entered into a license agreement with Shenghuo Medical, LLC pursuant to which we granted Shenghuo an exclusive license to manufacture, sell and distribute LuViva in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo was already our exclusive distributor in China, Macau and Hong Kong, and the license extended to manufacturing in those countries as well. Under the terms of the license agreement, once Shenghuo was capable of manufacturing LuViva in accordance with ISO 13485 for medical devices, Shenghuo would pay us a royalty equal to $2.00 or 20% of the distributor price (subject to a discount under certain circumstances), whichever is higher, per disposable distributed within Shenghuo’s exclusive territories. In connection with the license grant, Shenghuo would underwrite the cost of securing approval of LuViva with Chinese Food and Drug Administration. At its option, Shenghuo also would provide up to $1.0 million in furtherance of our efforts to secure regulatory approval for LuViva from the U.S. Food and Drug Administration, in exchange for the right to receive payments equal to 2% of our future sales in the United States, up to an aggregate of $4.0 million. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to our board of directors (and Richard Blumberg is that designee). As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we have agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by us with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of our common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. We will also issue Shenghuo a five-year warrant exercisable immediately for approximately 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. On January 22, 2017, we entered into a license agreement with SMI, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In order to facilitate the SMI agreement, immediately prior to its execution we entered into an agreement with Shenghuo, regarding the previous license to Shenghuo. Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement. See “—Recent Developments.”

Between June 13, 2016 and June 14, 2016, we entered into various agreements with holders of certain warrants (including John Imhoff, one of our directors) originally issued in May 2013, and with GPB Debt Holdings II LLC, holder of a warrant issued February 12, 2016, pursuant to which each holder separately agreed to exchange warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. As a result of the exchanges, we effectively eliminate any potential exponential increase in the number of underlying shares issuable upon exercise of our outstanding warrants. In total, for surrendered warrants then-exercisable for an aggregate of 22,460,938 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), we issued or are obligated to issue 21 shares of common stock and new warrants that, if exercised as of June 14, 2016, would have been exercisable for an aggregate of 4,511 shares of common stock. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), we and the holder further agreed that we will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of our next public offering. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the offering, subject to customary “downside price protection” for as long as our common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

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

On December 28, 2016, we entered into a securities purchase agreement with an investor for the issuance and sale to investor of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, we issued to the investor a note in the principal amount of $222,000, for a purchase price of $200,000. The note matures six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. We may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if we fails to repay all principal and interest due under the notes at the maturity date), the investor may convert the notes, at any time, in whole or in part, into shares of our common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the note. As of December 31, 2018, we have fully amortized debt issuance costs $30,000 and original issue discount of $22,000. As of December 31, 2018, the balance due to the investor for the December 28, 2016 note, is zero.

On February 13, 2017, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, we issued the note to Auctus. Pursuant to the purchase agreement, we also issued to Auctus a warrant exercisable to purchase an aggregate of 250 shares of our common stock. The warrant is exercisable at any time, at an exercise price per share equal to $4.11 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matured nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of our common stock, at a conversion price equal to the lower of the price offered in our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, we agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $320 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance). We allocated proceeds of $90,000 to the warrants and common stock issued in connection with the financing. As of December 31, 2018, we have net debt of $76,664.

On May 17, 2017, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which we received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note we issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2018, we have net debt of $41,322, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160.

On May 17, 2017, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which we received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note we issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of December 31, 2018, we have net debt of $42,216, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160.

On May 18, 2017, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2018. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2018, we have net debt of $66,000.

On August 18, 2017, we entered into a securities purchase agreement with Power Up Lending Group Ltd., providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on May 19, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, we have a net debt of $46,405, including unamortized debt issuance costs of $6,595.

On October 12, 2017, we entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, we have a net debt of $47,288, including unamortized debt issuance costs of $5,722.

On December 11, 2017, we entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, we have a net debt of $45,565, including unamortized debt issuance costs of $7,435.

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

2018 Items

On August 29, 2018, we issued a promissory note to an investor for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by us from a financing of at least $2,000,000, or at the option of the investor, to be included in our financing under the same terms as the new investors with the most favorable terms making a cash investment. If we do not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2018, we had not repaid the note and therefore the accrued interest rate increased to 12%.

On September 19, 2018, we issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received from a financing of at least $2,000,000, or at the option of the investor, to be included in the our financing under the same terms as the new investors with the most favorable terms making a cash investment. If we do not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2018, we had not repaid the note and therefore the accrued interest rate increased to 12%.

On July 20, 2018, we entered into an exchange agreement and promissory note with Dr. Cartwright. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Cartwright. In the exchange agreement Dr. Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,204 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Cartwright will receive 125 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. As a result of the exchange agreement, we recorded a gain for extinguishment of debt of $840,391 and a capital contribution of $431,519. As of December 31, 2018, Dr. Cartwright’s total undiscounted cash flow amount due was approximately $349,590 including interest. The schedule below summarizes the detail of the outstanding amounts:

For Dr. Cartwright:
2018
Salary	$337
Bonus	675
Vacation	-
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding	$1,621
Amount forgiven	1,302
Promissory note issued in exchange	319

On July 24, 2018, we entered into an exchange agreement and promissory note with Dr. Faupel. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Faupel. In the exchange agreement Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for $207,111 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Faupel will receive 94 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr. Faupel will also receive 560 options at $200.00 or market price, whichever is less; contingent on shareholder vote and board approval. If the options are not granted, we shall owe Dr. Faupel $113,000. As a result of the exchange agreement, we recorded a gain for extinguishment of debt of $199,079 and a capital contribution of $234,990. As of December 31, 2018, Dr. Faupel’s total undiscounted cash flow amount due was approximately $256,825 including interest. The schedule below summarizes the detail of the outstanding amounts:

For Dr. Faupel:
2018
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding	$661
Amount forgiven	454
Promissory note issued in exchange	207

On February 12, 2018, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of three convertible redeemable notes in the aggregate principal amount of $285,863, with the first note being in the amount of $95,288, and the second and third note being in the same amount. The first note was fully funded on February 13, 2018, upon which we received $75,000 of net proceeds (net of a 10% original issue discount). The notes bear an interest rate of 8% and were due and payable on October 12, 2018. The notes may be converted by Adar at any time after eight months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of December 31, 2018, the note had been converted and no balance remained outstanding, as compared we had a net debt of $69,761, including unamortized debt issuance costs of $576, and unamortized discount of $430 and accrued interest of $3,617.

On February 22, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on November 30, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, the note had been converted and no balance remained outstanding.

On March 12, 2018, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which we received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2018, the outstanding balance was $3,312, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177.

On March 20, 2018, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, we issued the note to Auctus. Pursuant to the purchase agreement, we also issued to Auctus a warrant exercisable to purchase an aggregate of 4,262 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $1.82 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lower of the price offered in the our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of December 31, 2018, we had a net debt of $133,870 and accrued interest of $635.

On March 30, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $15,000. The note matures on November 30, 2018. The note accrues interest at a rate of 10% per year. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note. As of December 31, 2018, we had a net debt of $15,000 and accrued interest of $1,262.

On April 30, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $103,000. The note bears an interest rate of 12% and is due and payable on February 15, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, the note had been converted and no balance remained outstanding.

On May 17, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matures on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2018, we had a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $424, unamortized discount of $318 and accrued interest of $1,135.

On June 7, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on March 30, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, the note had been fully converted.

On June 22, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matures on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2018, we had a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $3,318, unamortized discount of $2,844 and accrued interest of $8,263.

On July 3, 2018, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $89,250 in aggregate principal amount of a 12% convertible promissory note. On July 3, 2018, we issued the note to Auctus. The note matures on April 3, 2019 and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lower of the price offered in the our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of December 31, 2018, we had a net debt of $81,528, including unamortized original issue discount of $1,443, unamortized debt issuance costs of $6,279 and accrued interest of $5,385.

See “—Recent Developments” for information regarding capital-raising activities since December 31, 2018.

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2019. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our distributors, we expect to generate purchase orders for approximately $2 million in LuViva devices and disposables in 2019 and expect those purchase orders to result in actual sales of $1.5 million in 2019, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

UHY LLP
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc., Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively, the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2007.

Uhy LLP

UHY LLP
Sterling Heights, Michigan
May 8, 2019

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
AS OF DECEMBER 31,

ASSETS	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$-	$1
Accounts receivable, net of allowance for doubtful accounts of $157 and $160 at December 31, 2018 and 2017, respectively	13	3
Inventory, net of reserves of $767 and $716 at December 31, 2018 and 2017, respectively	114	182
Other current assets	69	111
Total current assets	196	297

Property and equipment, net	21	49
Other assets	19	60
Total noncurrent assets	40	109

TOTAL ASSETS	236	406

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, including related parties	700	1,091
Short-term notes payable, including related parties	899	447
Convertible notes in default	2,778	2,321
Convertible notes payable, net	380	783
Accounts payable	3,013	3,019
Accrued liabilities	3,156	4,164
Customer deposits	66	21
Total current liabilities	10,992	11,846

Warrants, at fair value	4,728	7,962
Long-term debt-related parties	340	-
Total long-term debt	5,068	7,962

TOTAL LIABILITIES	16,060	19,808

COMMITMENTS & CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 and 0.9 shares issued and outstanding as of December 31, 2018 and 2017, respectively. (Liquidation preference of $286 and $970 at December 31, 2018 and 2017, respectively).	105	355
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 and 4.3 shares issued and outstanding as of December 31, 2018 and 2017, respectively. (Liquidation preference of $1,049 and $4,312 at December 31, 2018 and 2017, respectively).	170	701
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 and nil shares issued and outstanding as of December 31, 2018 and 2017, respectively. (Liquidation preference of $3,263 and nil at December 31, 2018 and 2017, respectively).	531	-
Common stock, $.001 par value; 1,000,000 shares authorized, 2,669 and 62 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,877	791
Additional paid-in capital	118,259	117,416
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(137,634)	(138,533)

TOTAL STOCKHOLDERS’ DEFICIT	(15,824)	(19,402)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	236	$406

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
FOR THE YEARS ENDED DECEMBER 31,

	2018	2017
REVENUE:
Sales – devices and disposables, net	$57	$244
Cost of goods sold	89	530
Gross loss	(32)	(286)

OPERATING EXPENSES:

Research and development	244	334
Sales and marketing	195	245
General and administrative	1,077	2,256
Total operating expenses	1,516	2,835

Operating loss	(1,548)	(3,121)

OTHER INCOME (EXPENSES):
Other income	54	18
Interest expense	(1,763)	(1,106)
Gain from extinguishment of debt	1,039	-
Change in fair value of warrants	3,234	(6,487)
Total other income (expenses)	2,564	(7,575)

INCOME (LOSS) BEFORE INCOME TAXES	1,016	(10,696)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	1,016	(10,696)

DEEMED DIVIDENDS	-	-

PREFERRED STOCK DIVIDENDS	(116)	(278)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$900	$(10,974)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC
BASIC	$1.95	$997.64
DILUTED	$0.0138	$997.64

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	462	11
DILUTED	65,227	11

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2017	2	$601	4	$701	-	$-	1	$742	$116,380	$(132)	$(127,558)	$(9,266)
Preferred dividends	-	-	-	-			-	-	-	-	(2)	(2)
Conversion of Series C preferred stock to common stock	(1)	(246)	-	-			22	17	506	-	(277)	-
Conversion of debt into common stock	-	-	-	-			39	32	436	-	-	468
Issuance of common stock for note agreement	-	-	-	-			-	-	35	-	-	35
Stock-based compensation							-	-	59	-	-	59
Net loss							-	-	-	-	(10,696)	(10,696)
BALANCE, December 31, 2017	1	$355	4	$701	-	$-	62	$791	$117,416	$(132)	$(138,533)	$(19,402)

Issuance of warrants with debt	-	-	-	-			-	-	20	-	-	20
Conversion of Series C preferred stock to common stock	(1)	(250)	-	-			160	128	409	-	(117)	170
Conversion of debt into common stock	-	-	-	-			2,359	1,888	(963)	-	-	925
Issuance of common stock	-	-	-	-			88	70	(23)	-	-	47
Exchange of Series C1 for C2 preferred stock	-	-	(3)	(531)	3	531	-	-	-	-	-	-
Beneficial conversion feature for convertible debt							-	-	44	-	-	44
Stock-based compensation							-	-	689	-	-	689
Forgiveness of debt							-	-	667	-	-	667
Net income							-	-	-	-	1,016	1,016
BALANCE, December 31, 2018	-	$105	1	$170	3	$531	2,669	$2,877	$118,259	$(132)	$(137,634)	$(15,824)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,016	$(10,696)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	1	174
Depreciation	27	213
Amortization of debt issuance costs and discounts	190	-
Amortization of beneficial conversion feature	645	-
Stock based compensation	44	59
Change in fair value of warrants	(3,234)	6,487
Gain on extinguishment of debt	(1,039)	-
Changes in operating assets and liabilities:
Accounts receivable	(10)	(9)
Inventory	151	508
Other current assets	42	152
Other assets	41	260
Accounts payable	(6)	420
Deferred revenue	45	(13)
Accrued liabilities	722	1,301
Total adjustments	(2,382)	9,552

Net cash used in operating activities	(1,365)	(1,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	1,386	-
Payments made on notes and loans payable	(192)	(441)
Proceeds for future issuance of common stock	126	-
Net proceeds from issuance of common stock and warrants	44	1,572

Net cash provided by financing activities	1,364	1,131

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1)	(13)

CASH AND CASH EQUIVALENTS, beginning of year	1	14

CASH AND CASH EQUIVALENTS, end of year	$-	$1

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$116	$46
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$925	$468
Dividends on preferred stock	$116	$278

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

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
A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2018.
The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2018, it had an accumulated deficit of approximately $137.6 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2018, the Company had a negative working capital of approximately $10.8 million, accumulated deficit of $137.6 million, and incurred a net profit of $1.0 million for the year then ended (the net profit for the year ended December 31, 2018 was primarily realized due to a $3.2 million gain in the fair value of warrants recorded in 2018 and a $1.0 million gain on the forgiveness of debt from officers). Stockholders’ deficit totaled approximately $15.8 million at December 31, 2018, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing and the Company has taken the following steps to increase the likelihood of a successful financing: 1) Debt has been significantly reduced and additional agreements are in place, contingent on a successful financing, to reduce debt even further either by forgiveness of debt and/or exchanges of debt for equity 2) Monthly operating expenses have been reduced by nearly 50% since the beginning of 2017 and 3) Variable rate loans for the most part have either been paid off or converted to equity. If sufficient capital cannot be raised during 2019, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 23.6 million shares of its common stock outstanding at December 31, 2018, with exercise prices ranging between $0.06 and $32.0 million per share. Exercises of these warrants would generate a total of approximately $6.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available. However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

Accounting Standard Updates

Implemented

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Distributors (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with distributors and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model requires revenue recognition to depict the transfer of promised goods or services to distributors in an amount that reflects the consideration a company expects to receive. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which amends ASU 2014-09. As a result, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU 2016-08, “Revenue from Contracts with Distributors (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (“ASU 2016-08”); ASU 2016-10, “Revenue from Contracts with Distributors (Topic 606), Identifying Performance Obligations and Licensing,” (“ASU 2016-10”); ASU 2016-12, “Revenue from Contracts with Distributors (Topic 606) Narrow-Scope Improvements and Practical Expedients,” (“ASU 2016-12”); and ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Distributors,” (“ASU 2016-20”), which are intended to provide additional guidance and clarity to ASU 2014-09. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 along with ASU 2014-09 (collectively, the “New Revenue Standards”). The New Revenue Standards may be applied using one of two retrospective application methods: (1) a full retrospective approach for all periods presented, or (2) a modified retrospective approach that presents a cumulative effect as of the adoption date and additional required disclosures. The Company has evaluated the adoption of this guidance and has taken a modified retrospective approach to the presentation of revenue from contracts with distributors. The Company adopted this standard on January 1, 2018, using the modified retrospective method, with no impact on its 2018 financial statements. The cumulative effect of initially applying the new guidance had no impact on its financial statements in future periods.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting by clarifying existing principles in ASC 230, “Statement of Cash Flows,” and provides specific guidance on certain cash flow classification issues. The effective date for ASU 2016-15 will be the first quarter of fiscal year 2018, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). ASU 2016-18 requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the statement of cash flows. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting)” (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2018 on a prospective basis. The adoption of this guidance did not have a significant impact on the operating results for the year ended December 31, 2018.

In March 2018, the FASB issued ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The amendment of ASU 2018-04adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment of ASU 2018-05 adds various paragraphs that contain SEC guidance in ASC 740, Income Taxes and SEC Staff Accounting Bulletin No. 118. The amendments in this update were effective upon issuance in March 2018. The adoption of this new standard did not have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted ASU 2018-07 effective January 1, 2018. The adoption of this new standard did not have a material impact on its consolidated financial statements.

In July 2018, FASB issued ASU 2018-09, “Codification Improvements.” This guidance affects a wide variety of topics in the codification and represents changes to clarify, correct errors in, or make minor improvements to the codification. The amendments make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments apply to all reporting entities within the scope of the affected accounting guidance. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Not Implemented

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment of ASU 2018-02 states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new standard modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including removals of, modification to, and additional disclosure requirements from Topic 820. The amendment of ASU 2018-13 removes disclosure requirements from Topic 820 in the areas of (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Except for certain amendments related to Level 3 fair value measurements, all the other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of the ASU 2018-13. The Company believes that the adoption of this new standard will have no material impact on its consolidated financial position or results of operations and has not elected to early adopt the amendment.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (or ASU 2018-15). ASU 2018-15 requires a customer that is a party to a cloud computing service contract to follow the internal-use software guidance in Subtopic 350-40 to determine which implementation costs to capitalize and which costs to expense. The amendments in this update are effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company believes that the adoption of this new standard will have no material impact on its consolidated financial position or results of operations and has not elected to early adopt the amendment.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At December 31, 2018 and 2017, our inventories were as follows (in thousands):
	Year Ended December 31,
	2018	2017
Raw materials	$783	$789
Work in process	81	82
Finished goods	17	27
Inventory reserve	(767)	(716)
Total	$114	$182

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Equipment	$1,378	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,441	2,441
Less accumulated depreciation	(2,420)	(2,392)
Total	$21	$49

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

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $11,000 and $15,000 in 2018 and 2017, respectively.

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Compensation	$1,030	$2,122
Professional fees	203	223
Interest	892	511
Warranty	2	39
Vacation	53	152
Preferred dividends	120	291
Stock subscription for licenses	692	705
Other accrued expenses	164	121
Total	$3,156	$4,164

Revenue Recognition

The Company follows, ASC 606 Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps: Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled. Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract. Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties. Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and, the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted. Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

Revenue by product line:
	Year Ended December 31,
	2018	2017
Devices	$17	$177
Disposables	32	54
Other	1	3
Warranty	7	10
Total	$57	$244

Revenue by geographic location:
	Year Ended December 31,
	2018	2017*
Asia	$49	$288
Africa	8	(15)
Europe	-	(14)
North America	-	(5)
South America	-	(10)
Total	$57	$244

*During 2017, the Company had a buyback program on devices sold in prior years that totaled $54,000.

Significant Distributors

In 2018 and 2017, the majority of the Company’s revenues were from one and two distributors, respectively. Revenue from these distributors totaled approximately $40,750 or 82% and approximately $277,625 or 88% of gross revenue for the year ended December 31, 2018 and 2017, respectively. There were no amounts due from these distributors as of December 31, 2018 and 2017.

Deferred revenue
The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of December 31, 2018, and 2017, the Company did not have deferred revenue, respectively.

Customer deposits
The Company follows the same principal as explained in Revenue Recognition and ASC 606. As of December 31, 2018, and 2017, the Company has received prepayments for devices and disposables and recorded this as customer deposits in the amount of $66,000 and $21,000, respectively.

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

The Company is currently delinquent with its federal and applicable state tax return filings, payments and certain Federal and State Unemployment Tax filings. Some of the federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2018 and 2017, the Company has approximately $77.2 and $82.9 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

Corporate tax rates in the U.S. have decreased from 34% to 21%.

Uncertain Tax Positions
The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2018 and 2017 there were no uncertain tax positions.

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

For the years ended December 31, 2018 and 2017, share-based compensation for options attributable to employees, officers and Board members were approximately $44,000 and $59,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2018, the Company had approximately $7,000 of unrecognized compensation costs related to granted stock options to be recognized over the remaining vesting period of approximately one year.

Beneficial Conversion Features of Convertible Securities

Conversion options that are not bifurcated as a derivative pursuant to ASC 815 and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether they are beneficial to the investor at inception (a beneficial conversion feature) or may become beneficial in the future due to potential adjustments. The beneficial conversion feature guidance in ASC 470-20 applies to convertible stock as well as convertible debt which are outside the scope of ASC 815. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as a dividend over either the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the dividend must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

Derivatives

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2018. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2018 and 2017:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Senior Secured Debt	-	-	(4,614	(4,614)
Total long-term liabilities at fair value	$-	$-	$(4,728	$(4,728)

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Short-Term Loans	-	-	(11)	(114)
Warrants issued in connection with Senior Secured Debt	-	-	(7837)	(7,837)
Total long-term liabilities at fair value	$-	$-	(7,962)	$(7,962)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short Term Loans	Senior Secured Debt	Distributor Debt	Total

Balance, December 31, 2017	$(11)	$(7,837)	$(114)	$(7,962)
Warrants issued during the year	-	-	-	-
Change in fair value during the year	11	3,223	-	3,234
Balance, December 31, 2018	$-	$(4,614)	$(114)	$(4,728)

As of December 31, 2018, the fair value of warrants was approximately $4.7 million. A net change of approximately $3.2 million has been recorded to the accompanying statement of operations for the year ended.

4. STOCKHOLDER’S DEFICIT

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with $0.001 par value, of which 2,669,348 were issued and outstanding as of December 31, 2018. For the year ended December 31, 2017, there were 1,000,000,000 authorized shares of common stock, of which 61,954 were issued and outstanding.

For the year ended December 31, 2018, the Company issued 2,607,394 shares of common stock as listed below:

Series C Preferred Stock Conversions	107,974
Series C Preferred Stock Dividends	52,450
Equity Financing Conversions	87,500
Convertible Debt Conversions	2,359,470
Total	2,607,394

Balance at December 31, 2017	61,954
Issued in 2018	2,607,394
Balance at December 31, 2018	2,669,348

On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In exchange for the license, SMI will pay a $1.0 million licensing fee, payable in five installments through November 2017, as well as a royalty on each disposable sold in the territories. As of December 31, 2018, SMI had paid $750,000. SMI will also underwrite the cost of securing approval of LuViva with the Chinese Food and Drug Administration, or CFDA. Pursuant to the SMI agreement, SMI must become capable of manufacturing LuViva in accordance with ISO 13485 for medical devices by the second anniversary of the SMI agreement, or else forfeit the license. Based on the agreement, SMI must purchase no fewer than ten devices (with up to two devices pushed to 2018 if there is a delay in obtaining approval from the CFDA). SMI purchased five devices in 2017 and have not purchased any in 2018. In the three years following CFDA approval, SMI must purchase a minimum of 3,500 devices (500 in the first year, 1,000 in the second, and 2,000 in the third) or else forfeit the license. As manufacturer of the devices and disposables, SMI will be obligated to sell each to us at costs no higher than our current costs. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue $1.0 million in shares of its common stock to SMI, in five installments through October 2017, at a price per share equal to the lesser of the average closing price for the five days prior to issuance and $1.25. These shares have not been issued as of December 31, 2018.

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

During 2018, the Company had exercised its rights under the $10,000,000 GHS Equity Financing Agreement entered into on March 1, 2018, to exercise puts of $47,320 for the issuance of 87,500 common stock shares. Pursuant to the agreement a put maybe executed for a price that is 80% of the “market price” which is the average of the two lowest volume weighted average prices of the Company’s common stock for 15 consecutive trading days preceding the put date.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C1 Preferred Stock”), of which 286 and 970 were issued and outstanding at December 31, 2018 and 2017, respectively, and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 and 4,312 shares were issued and outstanding at December 31, 2018 and 2017, respectively.

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

Series C Convertible Preferred Stock

On June 29, 2015, the Company entered into a securities purchase agreement with certain accredited investors, including John Imhoff and Mark Faupel, members of the Board, for the issuance, exchange and sale of an aggregate of 6,737 shares of Series C convertible preferred stock, at a purchase price of $750 per share and a stated value of $1,000 per share. Additionally, during October 2015 the Company entered into an interim agreement amending the securities purchase agreement to provide for certain of the investors to purchase an additional aggregate of 1,166 shares. For a total of Series C convertible preferred stock issued of 7,903 shares. Of the 7,903 Series C convertible preferred stock issued, 1,835 were issued in exchange of Series B convertible preferred stock. Therefore 6,068 Series C preferred stock were issued at a purchase price of $750 for gross proceeds of $4,551,000. The Company received net cash proceeds of $3,698,000, after cash and non-cash expenses of $853,000.

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2018, there were 286 shares outstanding with a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2018, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At December 31, 2018, the exercise price per share was $512,000.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 Preferred Stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 Preferred Stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 Preferred Stock and 29 shares of common stock. At December 31, 2018, there were 1,050 shares outstanding with a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 381,098 shares of the Company’s common stock.

On August 31, 2018, 3,262.25 shares of Series C1 Preferred Stock were surrendered, and the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2018, shares of Series C2 had a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2018:

Warrants (Underlying Shares)
Outstanding, January 1, 2018	367,611
Issuances	23,184,246
Exercised	-
Canceled / Expired	-
Outstanding, December 31, 2018	23,551,857

The Company had the following shares reserved for the warrants as of December 31, 2018:

Warrants(Underlying Shares)		Exercise Price	Expiration Date
13	(1)	$60,000.00 per share	June 14, 2021
3	(2)	$32,000,000.00 per share	April 23, 2019
7	(3)	$28,800,000.00 per share	May 22, 2019
3	(4)	$24,320,000.00 per share	September 10, 2019
1	(5)	$29,491,840.00 per share	September 27, 2019
4	(6)	$18,003,200.00 per share	December 2, 2019
2	(7)	$5,760,000.00 per share	December 2, 2020
2	(8)	$7,040,000.00 per share	December 2, 2020
1	(9)	$7,603,200.00 per share	June 29, 2020
13	(9)	$512,000.00 per share	September 21, 2020
24	(10)	$512,000.00 per share	June 29, 2020
12	(11)	$512,000.00 per share	September 4, 2020
1	(12)	$7,603,200.00 per share	September 4, 2020
1	(13)	$512,000.00 per share	October 23, 2020
1	(14)	$7,603,200.00 per share	October 23, 2020
22,460,938	(15)	$0.06 per share	June 14, 2021
1,078,125	(16)	$0.06 per share	February 21, 2021
22	(17)	$11,137.28 per share	June 6, 2021
250	(18)	$1.82 per share	February 13, 2022
25	(19)	$144.00 per share	May 16, 2022
688	(20)	$15.20 per share	November 16, 2020
250	(21)	$15.20 per share	December 28, 2020
75	(22)	$16.08 per share	January 10, 2021
4,262	(23)	$1.82 per share	March 19, 2021
1,875	(24)	$16.08 per share	March 20, 2021
63	(25)	$48.00 per share	April 30, 2021
125	(26)	$48.00 per share	May 17, 2021
125	(27)	$48.00 per share	May 25, 2021
500	(28)	$48.00 per share	June 1, 2021
1,875	(29)	$200.00 per share	August 22, 2021
625	(30)	$200.00 per share	September 18, 2021
1,250	(31)	$1.12 per share	October 23, 2021
19	(32)	$0.64 per share	November 20, 2021
375	(33)	$0.32 per share	December 5, 2021
100	(34)	$0.16 per share	December 19, 2021
188	(35)	$0.24 per share	December 23, 2021
14	(36)	$0.24 per share	December 27, 2021
23,551,857*

* However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(2)	Issued to a placement agent in conjunction with an April 2014 private placement.
(3)	Issued to a placement agent in conjunction with a September 2014 private placement.
(4)	Issued as part of a September 2014 Regulation S offering.
(5)	Issued to a placement agent in conjunction with a 2014 public offering.
(6)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(7)	Issued as part of a March 2015 private placement.

(8)	Issued to a placement agent in conjunction with a June 2015 private placement.
(9)	Issued as part of a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued to a placement agent in conjunction with a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a February 2016 private placement.
(16)	Issued to a placement agent in conjunction with a February 2016 private placement.
(17) (18)	Issued pursuant to a strategic license agreement. Issued as part of a February 2017 private placement.
(19)	Issued as part of a May 2017 private placement.
(20)	Issued to investors for a loan in November 2017.
(21)	Issued to investors for a loan in December 2017.
(22)	Issued to investors for a loan in January 2018.
(23)	Issued to investors for a loan in March 2018.
(24)	Issued to investors for a loan in March 2018.
(25)	Issued to investors for a loan in April 2018.
(26)	Issued to investors for a loan in May 2018.
(27)	Issued to investors for a loan in May 2018.
(28)	Issued to investors for a loan in June 2018
(29)	Issued to investors for a loan in August 2018
(30)	Issued to investors for a loan in September 2018
(31)	Issued to investors for a loan in October 2018
(32)	Issued to investors for a loan in November 2018
(33)	Issued to investors for a loan in December 2018
(34)	Issued to investors for a loan in December 2018
(35)	Issued to investors for a loan in December 2018
(36)	Issued to investors for a loan in December 2018

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (8). In addition, warrants subject to footnotes (1) and (9)-(11), (13), and (15) – (36) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (1), (15) and (16) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

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

The warrants subject to footnote (1) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of an approvable letter from the U.S. FDA for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $832,000.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $103,680,000.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (1) in the table above. The holders of the warrants subject to footnote (1) in the table above have agreed to surrender the warrants, upon consummation of a qualified public financing, for new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants.

The warrants subject to footnote (4) in the table above are also subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations; to require the exercise of such warrants should the average trading price of its common stock over any 30-consecutive day trading period exceed $73,728.00.

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

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,482 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 21 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 271 shares of common stock. As of December 31, 2018, the Company had issued 18 shares of common stock and rights to common stock shares for 3. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange and will expire five years from the date of issuance.

5. INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2018, the company had NOL carryforwards available through 2037 of approximately $77.2 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. Components of deferred taxes are as follow at December 31 (in thousands):

	2018	2017
Deferred tax assets:
Warrant liability	$1,182	$1,990
Accrued executive compensation	498	447
Reserves and other	488	301
Net operating loss carryforwards	19,297	20,726
	21,465	23,464
Valuation allowance	(21,465)	(23,464)
Net deferred tax assets	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2018	2017
Statutory federal tax rate	21%	34%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(25)	(38)
Effective tax rate	0%	0%

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. Among other things, the TCJA (1) reduces the U.S. statutory corporate income tax rate from 34% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) eliminates the Section 199 deduction (4) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2018.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2018, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2018.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations.

The provision for income taxes as of the dates indicated consisted of the following (in thousands) December 31:

	2018	2017
Current	$-	$-
Deferred	-	-
Deferred provision	-	-
Impact of change in enacted tax rates	-	12,139
Change in valuation allowance	-	(12,139)
Total provision for income taxes	$-	$-

In 2018, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

In 2017, our effective tax rate differed from the U.S. federal statutory rate primarily due to re-measuring deferred income taxes at the new statutory tax rate and the related change of the valuation allowance over our deferred tax assets. At the date of enactment of the Tax Cuts and Jobs Act, we re-measured our deferred tax assets and liabilities using a rate of 21%, which is the rate expected to be in place when such deferred assets and liabilities are expected to reverse in the future. The re-measurement reduced our net deferred tax assets by $12,139,043. The remeasurement was offset by a change in our valuation allowance, resulting in there being no impact on our deferred tax assets.

6. STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at December 31, 2018 and 2017. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

Due to the 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. This resulted in the number of stock options outstanding to be zero.

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

As of December 31, 2018, and 2017, there was no accrual recorded for any potential losses related to pending litigation.

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092. The Company leased approximately 23,000 square feet under a lease that expired in June 2017. In July 2017, the Company leased the offices on a month to month basis. On February 23, 2018, the Company modified its lease to reduce its occupancy to 12,835 square feet. The fixed monthly lease expense will be: $13,859 each month for the period beginning January 1, 2018 and ending March 31, 2018; $8,022 each month for the period beginning April 1, 2018 and ending March 31, 2019; $8,268 each month for the period beginning April 1, 2019 and ending March 31, 2020; and $8,514 each month for the period beginning April 1, 2020 and ending March 31, 2021. The Company recognizes rent expense on a straight-line basis over the estimated lease term. Future minimum rental payments at December 31, 2018 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2019	98
2020	101
2021	26

Related Party Contracts

On June 5, 2016, the Company entered into a license agreement with Shenghuo Medical, LLC pursuant to which the Company granted Shenghuo an exclusive license to manufacture, sell and distribute LuViva in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo was already the Company’s exclusive distributor in China, Macau and Hong Kong, and the license extended to manufacturing in those countries as well. Under the terms of the license agreement, once Shenghuo was capable of manufacturing LuViva in accordance with ISO 13485 for medical devices, Shenghuo would pay the Company a royalty equal to $2.00 or 20% of the distributor price (subject to a discount under certain circumstances), whichever is higher, per disposable distributed within Shenghuo’s exclusive territories. In connection with the license grant, Shenghuo was to underwrite the cost of securing approval of LuViva with Chinese Food and Drug Administration. At its option, Shenghuo also would provide up to $1.0 million in furtherance of the Company’s efforts to secure regulatory approval for LuViva from the U.S. Food and Drug Administration, in exchange for the right to receive payments equal to 2% of the Company’s future sales in the United States, up to an aggregate of $4.0 million. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to the Company’s board of directors (director Richard Blumberg is that designee). As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by the Company with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. The Company will also issue Shenghuo a five-year warrant exercisable immediately for approximately 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In order to facilitate the SMI agreement, immediately prior to its execution the Company entered into an agreement with Shenghuo Medical, LLC, regarding its previous license to Shenghuo. Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement.

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

9.   NOTES PAYABLE

As of December 31, 2018, there have been no principal or interest payments; however, Dr. Faupel and Dr. Cartwright did forgive debt. In the July 24, 2018 exchange agreement, Dr Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for a $207,111 promissory note. In the July 20, 2018 exchange agreement, Dr, Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,204 promissory note. Debt due to officers has been allocated to short-term and long-term debt, of which $266,286 and $353,957 was allocated to short-term debt, for December 31, 2018 and 2017, respectively. At December 31, 2018, $340,129 was allocated to long-term debt and nil for December 31, 2017. At December 31, 2018 the total undiscounted cash flow amount due was $349,590 for Dr. Cartwright and $256,825 for Dr. Faupel. The schedule below summarizes the detail of the outstanding amounts:

For Dr. Cartwright:
2018
Salary	$337
Bonus	675
Vacation	-
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding	$1,621
Amount forgiven	1,302
Promissory note issued in exchange	319
Unpaid interest on promissory note	10
Allocated to short-term debt	143
Allocated to long-term debt	206

For Dr. Faupel:
2018
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding	$661
Amount forgiven	454
Promissory note issued in exchange	207
Unpaid interest on promissory note	5
Allocated to short-term debt	123
Allocated to long-term debt	134

Notes Payable in Default

At December 31, 2018 and 2017, the Company maintained notes payable to both related and non-related parties totaling $700,000 and $1,091,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high a 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans.

On March 30, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a promissory note in the aggregate principal amount of $15,000. The note matured on November 30, 2018. The note accrues interest at a rate of 10% per year. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note. As of December 31, 2018, the Company has net debt of $15,000 and accrued interest of $1,262. In addition, at December 31, 2018, the Company recorded a $6,429 beneficial conversion feature which was fully amortized at year end.

The following table summarizes the Notes payable in default, including related parties:

	Year Ended December 31,
	2018	2017
Dr. Imhoff	$199	$49
Dr. Cartwright	2	327
Dr. Faupel	-	304
Ms. Rosenstock	50	50
Mr. Fowler	26	26
Mr. Mermelstein	211	180
GHS	15	-
GPB	17	17
Aquarius	108	107
Mr. Blumberg	70	30
Mr. James	2	1
Notes payable in default, including related parties	$700	$1,091

Short Term Notes Payable

At December 31, 2018 and 2017, the Company maintained short term notes payable to both related and non-related parties totaling $649,000 and $447,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10%.

In July 2018, the Company entered into a premium finance agreement to finance its insurance policies totaling $112,094. The note requires monthly payments of $12,711, including interest at 4.91% and matures in May 2019. As of December 31, 2018, a balance of $50,535 remained. The balance due on insurance policies totaled $93,000 at December 31, 2017.

On August 22, 2018, the Company issued a promissory note to an investor for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2018, the Company had not repaid the note and therefore the accrued interest rate increased to 12%.

On September 19, 2018, the Company issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2018, the Company had not repaid the note and therefore the accrued interest rate increased to 12%.

On July 20, 2018, the Company entered into an exchange agreement and promissory note with Dr. Cartwright. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Cartwright. In the exchange agreement Dr. Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for $319,204 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Cartwright will receive 125 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $840,391 and a capital contribution of $431,519. As of December 31, 2018, Dr. Cartwright’s total undiscounted cash flow amount due was approximately $349,590 including interest.

On July 24, 2018, the Company entered into an exchange agreement and promissory note with Dr. Faupel. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Faupel. In the exchange agreement Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for $207,111 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Faupel will receive 94 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr. Faupel will also receive 560 options at $200.00 or market price, whichever is less; contingent on shareholder vote and board approval. If the options are not granted, the Company shall owe Dr. Faupel $113,000. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $199,079 and a capital contribution of $234,990. As of December 31, 2018, Dr. Faupel’s total undiscounted cash flow amount due was approximately $256,825 including interest.

The following table summarizes the Short-term notes payable, including related parties:

	Year Ended December 31,
	2018	2017
Dr. Imhoff	$135	$33
Dr. Cartwright	144	296
Dr. Faupel	123	-
Mr. Maloof	25	25
Mr. Case	150	-
Mr. Gould	50	-
K2	177	-
Premium Finance (insurance)	50	93
Mr. Blumberg	45	-
Short-term notes payable, including related parties	$899	$447

The following table summarizes the Long-term notes payable, including related parties:

	Year Ended December 31,
	2018	2017
Dr. Cartwright	206	-
Dr. Faupel	134	-
Long-term notes payable, including related parties	$340	$296

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of December 31, 2018, the Company had a note due of $432,000. The note accrues interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $11,137.28, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On December 28, 2016, the Company entered into a securities purchase agreement with an investor for the issuance and sale to investor of up to $330,000 in aggregate principal amount of 10% original issuance discount convertible promissory notes, for an aggregate purchase price of $300,000. On that date, the Company issued to the investor a note in the principal amount of $222,000, for a purchase price of $200,000. The note matures six months from their date of issuance and, in addition to the 10% original issue discount, accrue interest at a rate of 10% per year. The Company may prepay the notes, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance until immediately prior to the maturity date. After six months from the date of issuance (i.e., if the Company fails to repay all principal and interest due under the notes at the maturity date), the investor may convert the notes, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to 60% of the lowest volume weighted average price of our common stock during the 20 trading days prior to conversion, subject to certain customary adjustments and anti-dilution provisions contained in the note. The convertible promissory note was paid off during 2017. As of December 31, 2018, and 2017 the note had been converted and no balance remained outstanding.

On February 13, 2017, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $170,000 in aggregate principal amount of a 12% convertible promissory note for an aggregate purchase price of $156,400 (representing a $13,600 original issue discount). On February 13, 2017, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 250 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $4.11 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matured nine months from the date of issuance and, in addition to the original issue discount, accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After six months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. In connection with the transaction, the Company agreed to reimburse Auctus for $30,000 in legal and diligence fees, of which we paid $10,000 in cash and $20,000 in restricted shares of common stock, valued at $320.00 per share (a 42.86% discount to the closing price of the common stock on the day prior to issuance). The Company allocated proceeds of $90,000 to the warrants and common stock issued in connection with the financing. As of December 31, 2018, the notes had been converted and no balance remained outstanding as compared to net debt and accrued interest of $76,664 for the period ended December 31, 2017.

On May 17, 2017, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Eagle. Eagle was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2018, the notes had been converted and no balance remained outstanding, as compared to net debt of $41,322, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160 for the period ended December 31, 2017. In addition, at December 31, 2018, the Company recorded a $29,333 beneficial conversion feature which was fully amortized at year end.

On May 17, 2017, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of two convertible redeemable notes in the aggregate principal amount of $88,000, with the first note being in the amount of $44,000, and the second note being in the amount of $44,000. The first note was fully funded on May 19, 2017, upon which the Company received $40,000 of net proceeds (net of a 10% original issue discount). The second note was issued on December 21, 2017 and was initially paid for by the issuance of an offsetting $40,000 secured note issued by Adar. Adar was required to pay the principal amount of its secured note in cash and in full prior to executing any conversions under the second note the Company issued. The notes bear an interest rate of 8%, and are due and payable on May 17, 2018. The notes may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC, and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of December 31, 2018, the notes had been converted and no balance remained outstanding, as compared to net debt of $42,216, including unamortized original issue discount of $5,214, unamortized and debt issuance costs of $11,160 for the period ended December 31, 2017. In addition, at December 31, 2018, the Company recorded a $29,333 beneficial conversion feature which was fully amortized at year end.

On August 18, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd., providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on May 19, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, the notes had been converted and no balance remained outstanding as compared to a net debt of $46,405, including unamortized debt issuance costs of $6,595 at December 31, 2017. In addition, at December 31, 2018, the Company recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On October 12, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on July 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, the note had been converted and no balance remained outstanding, as compared to net debt of $47,288, including unamortized debt issuance costs of $5,722 for the period ended December 31, 2017. In addition, at December 31, 2018, the Company recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On December 11, 2017, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12%, and is due and payable on September 20, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, the note had been converted and no balance remained outstanding, as compared to net debt of $45,565, including unamortized debt issuance costs of $7,435 for the period ended December 31, 2017.

On February 12, 2018, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of three convertible redeemable notes in the aggregate principal amount of $285,863, with the first note being in the amount of $95,288, and the second and third note being in the same amount. The first note was fully funded on February 13, 2018, upon which the Company received $75,000 of net proceeds (net of a 10% original issue discount). The notes bear an interest rate of 8% and were due and payable on October 12, 2018. The notes may be converted by Adar at any time after eight months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of December 31, 2018, the note had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $63,525 beneficial conversion feature which was fully amortized at year end.

On February 22, 2018, the Company entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on November 30, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, the note had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On March 12, 2018, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which the Company received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2018, the outstanding balance was $3,095, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177. In addition, at December 31, 2018, the Company recorded a $44,444 beneficial conversion feature which $35,701 was amortized leaving and unamortized balance of $8,743.

On April 30, 2018, the Company entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $103,000. The note bears an interest rate of 12% and is due and payable on February 15, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, the note had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $74,586 beneficial conversion feature which was fully amortized at year end.

On June 7, 2018, the Company entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on March 30, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of December 31, 2018, the note had been fully converted. In addition, at December 31, 2018, the Company recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

The following table summarizes the Convertible notes payable:

	Year Ended December 31,
	2018	2017
Shenghuo	$432	$357
Eagle	3	88
Auctus	-	91
Debt Discount to be amortized	(10)	-
Debt Discount related to Beneficial Conversion	(45)	-
Power Up	-	159
Adar	-	88
Convertible notes payable	$380	$783

11.  CONVERTIBLE NOTES IN DEFAULT

Secured Promissory Note.
On September 10, 2014, the Company sold a secured promissory note to an accredited investor with an initial principal amount of $1,275,000, for a purchase price of $700,000 (an original issue discount of $560,000). The Company may prepay the note at any time. The note is secured by the Company’s current and future accounts receivable and inventory, pursuant to a security agreement entered into in connection with the sale. On March 10, 2015, May 4, 2015, June 1, 2015, June 16, 2015, June 29, 2015, January 21, 2016, January 29, 2016, and February 12, 2016 the Company amended the terms of the note to extend the maturity ultimately until August 31, 2016. During the extension, interest accrues on the note at a rate of the lesser of 18% per year or the maximum rate permitted by applicable law. On February 11, 2016, the Company consented to an assignment of the note to two accredited investors. In connection with the assignment, the holders waived an ongoing event of default under the notes related to the Company’s minimum market capitalization and agreed to eliminate the requirement going forward. Pursuant to the terms of the amended note, the holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to the lower of (1) $20,000.00 or (2) 75% of the lowest daily volume weighted average price of the common stock during the five days prior to conversion. If the conversion price at the time of any conversion is lower than $12,000.00, the Company has the option of delivering the conversion amount in cash in lieu of shares of common stock. On March 7, 2016, the Company further amended the note to eliminate the volume limitations on sales of common stock issued or issuable upon conversion. On July 13, 2016, the Company consented to the assignment by one of the accredited investors of its portion of the note of to a third accredited investor.

The balance due on the note was $151,974 and $184,245 at December 31, 2018 and December 31, 2017, respectively. The balance was reduced by $306,863 as part of a debt restructuring on December 7, 2016.
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

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, GPB received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $640.00 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from GPB to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $117,000 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of December 31, 2018, had not done so). As of December 31, 2018, the balance due on the convertible debt was $2,198,236 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $366,373. In addition, the Company has accrued $699,743 of interest expense for the year ended December 31, 2018. As of December 31, 2017, the balance due on the convertible debt was $2,136,863 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $305,000. In addition, the Company has accrued $498,91043 of interest expense for the year ended December 31, 2017. The convertible note is secured by a lien on all the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of December 31, 2018, the exercise price had been adjusted to $0.06 and the number of common stock shares exchangeable for was 22,460,938. As of December 31, 2018, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of December 31, 2018, and December 31, 2017, GPB had earned approximately $31,000 and $29,000 in royalties, respectively.

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

On August 8, 2017, the Company entered into a forbearance agreement with GPB, with regard to the senior secured convertible note. Under the forbearance agreement, GPB has agreed to forbear from exercising certain of its rights and remedies (but not waive such rights and remedies), arising as a result of the Company’s failure to pay the monthly interest due and owing on the note. In consideration for the forbearance, the Company agreed to waive, release, and discharge GPB from all claims against GPB based on facts existing on or before the date of the forbearance agreement in connection with the note, or the dealings between the Company and GPB, or the Company’s equity holders and GPB, in connection with the note. Pursuant to the forbearance agreement, the Company has reaffirmed its obligations under the note and related documents and executed a confession of judgment regarding the amount due under the note, which GPB may file upon any future event of default by the Company. During the forbearance period, the Company must continue to comply will all the terms, covenants, and provisions of the note and related documents.

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

Other Convertible Debt in Default

On May 18, 2017, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2018, the Company’s total outstanding amount was $94,411, (which includes $37,926 for a default penalty) and accrued interest of $517. GHS converted $29,642 of principal and accrued interest payable. This was compared to net debt of $66,000 for the period ended December 31, 2017.

On March 20, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 4,262 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $1.82 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of December 31, 2018, the Company has net debt of $133,870 and accrued interest of $635. In addition, at December 31, 2018, the Company recorded a $97,685 beneficial conversion feature which was fully amortized at year end. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of May 6, 2019.

On May 17, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matures on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2018, the Company has net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $424, unamortized discount of $318 and accrued interest of $1,135. In addition, at December 31, 2018, the Company recorded a $3,964 beneficial conversion feature which $2,280 was amortized leaving and unamortized balance of $1,685.

On June 22, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matures on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of December 31, 2018, the Company has net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $3,318, unamortized discount of $2,844 and accrued interest of $8,263. In addition, at December 31, 2018, the Company recorded a $29,143 beneficial conversion feature which $15,288 was amortized leaving and unamortized balance of $13,855.

On July 3, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $89,250 in aggregate principal amount of a 12% convertible promissory note. On July 3, 2018, the Company issued the note to Auctus. The note matures on April 3, 2019 and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of December 31, 2018, the Company has net debt of $81,528, including unamortized original issue discount of $1,443, unamortized debt issuance costs of $6,279 and accrued interest of $5,385. In addition, at December 31, 2018, the Company recorded a $59,500 beneficial conversion feature which $39,233 was amortized leaving and unamortized balance of $20,267. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of May 6, 2019.

The following table summarizes the Convertible notes in default:

	Year Ended December 31,
	2018	2017
GPB	$2,198	$2,137
GHS	364	184
Auctus	223	-
Debt Discount to be amortized	(7)	-
Convertible notes in default	$2,778	$2,321

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	December 31,
	2018	2017

Net income (loss)	$900	$(10,974)
Basic weighted average number of shares outstanding	462	11
Net income (loss) per share (basic)	$1.95	$997.64
Diluted weighted average number of shares outstanding	65,227	-
Net income (loss) per share (diluted)	$0.0138	-

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	-	-
Convertible debt	42,226	-
Warrants	22,530	-
Total Dilutive instruments	65,227	-

13.  SUBSEQUENT EVENTS

On January 7, 2019 the Company entered into a promissory note for $25,000 with Richard Blumberg. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Blumberg, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to the Mr. Blumberg and shall accrue 6% annual interest from the date thereof if not paid in full. In addition, Mr. Blumberg shall be granted ten common stock warrants for each dollar loaned to the Company under this Promissory Note, representing 313 warrants. The warrants shall vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at market price as defined by the five-day volume adjusted weighted price (VWAP), or alternatively the same as for warrants granted to investors as part of any $1 million dollar or more financing of the Company.

On January 17, 2019 the Company entered into a promissory note for $15,000 with Bryan Mamula. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Mamula, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to Mr. Mamula and shall accrue 6% annual interest from the date thereof if not paid in full. In addition, Mr. Mamula shall be granted ten common stock warrants for each dollar loaned to the Company under this Promissory Note, representing 188 warrants. The warrants shall vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at market price as defined by the five-day volume adjusted weighted price (VWAP), or alternatively the same as for warrants granted to investors as part of any $1 million dollar or more financing of the Company.

On January 30, 2019 the Company entered into a promissory note for $35,000 with Richard Blumberg. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Blumberg, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to Mr. Blumberg and shall accrue 6% annual interest from the date thereof if not paid in full. In addition, Mr. Blumberg shall be granted ten common stock warrants for each dollar loaned to the Company under this Promissory Note, representing 438 warrants. The warrants shall vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at market price as defined by the five-day volume adjusted weighted price (VWAP), or alternatively the same as for warrants granted to investors as part of any $1 million dollar or more financing of the Company.

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in bank costs for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.”

On February 8, 2019, a note payable in default as reported in Footnote 9: Notes payable – Note payable in default, was exchanged for a note with a convertible option. The note amount was for $145,544. At the sole discretion of the Company, rather than paying the holder in cash, the note can be exchanged for equity in the new financing of at least $1,000,000. The debt will be exchanged for C3 preferred shares. If the Company elects to pay the balance in cash, the note shall accrue simple interest of 6% per annum commencing on the date of the new financing of at least $1,000,000.

On February 15, 2019 the Company entered into a promissory note for $50,000 with John Gould. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Gould, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to the Mr. Gould and shall accrue 6% annual interest from the date thereof if not paid in full. In addition, Mr. Gould shall be granted ten common stock warrants for each dollar loaned to the Company under this Promissory Note, representing 625 warrants. The warrants shall vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at market price as defined by the five-day volume adjusted weighted price (VWAP), or alternatively the same as for warrants granted to investors as part of any $1 million dollar or more financing of the Company.

During March 2019, the Company entered into promissory notes for $46,000 with Richard Blumberg. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Blumberg, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to the Mr. Gould and shall accrue 6% annual interest from the date thereof if not paid in full.

On March 29, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $65,000 in aggregate principal amount of a 12% convertible promissory note. On March 29, 2019, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 325,000 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.176 (110% of the closing price of the common stock on the day prior to issuance), subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest.

On April 16, 2019, the Company entered into a promissory note for $20,000 with Richard Blumberg. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Blumberg, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to the Mr. Blumberg and shall accrue 6% annual interest from the date thereof if not paid in full.

On April 26, 2019, the Company entered into a promissory note for $50,000 with Fred Grimm. The entire unpaid principal balance due on this Promissory Note (this "Note"), together with all accrued and unpaid interest and fees, if any, at the choice of Mr. Grimm, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000 or to be included as part of the Company's financing. Should the Company not complete a financing of at least $1,000,000 within 90 days of the execution of this Promissory Note, any unpaid amounts shall be due in full to the Mr. Grimm and shall accrue 6% annual interest from the date thereof if not paid in full. If upon financing Mr. Grimm decides to exchange any amount remaining under this promissory note into equity as part of the Company’s financing, Mr. Grimm shall receive a minimum of two common shares of the Company’s common stock and warrants to purchase two additional common stock shares of the Company’s common stock. In addition, Mr. Grimm shall be granted four common stock shares and four common stock warrants for each dollar loaned to the Company under this Promissory Note, representing 200,000 warrants. The warrants shall vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at market price as defined by the five-day volume adjusted weighted price (VWAP), or alternatively the same as for warrants granted to investors as part of any $1 million dollar or more financing of the Company.

The Company was not able to meet its filing date deadline for the 10K due to financial issues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2018, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2018, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	64	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Mark Faupel, Ph.D.	63	Chief Operating Officer and Director
Richard L. Fowler	62	Senior Vice President of Engineering
Richard P. Blumberg	62	Director
John E. Imhoff, M.D.	69	Director
Michael C. James	60	Chairman and Director

Except as set forth below, all of the executive officers have been associated with us in their present or other capacities for more than the past five years. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships among any of our executive officers and directors.

Gene S. Cartwright, Ph.D. joined us in January 2014 as the President, Chief Executive Officer and Acting Chief Financial Officer. He was elected as a director on January 11, 2014. His most recent position was with Omnyx, LLC, a Joint Venture between GE Healthcare and the University of Pittsburgh Medical Center, where, as CEO for over four years he founded and managed the successful development of products for the field of Digital Pathology. Prior to his work with Omnyx, LLC, he was President of Molecular Diagnostics for GE Healthcare. Prior to GE, Dr. Cartwright was Divisional Vice President/General Manager for Abbott Diagnostics’ Molecular Diagnostics business. In his 24-year career at Abbott, he also served as Divisional Vice President for U.S. Marketing for five years. He received a Master of Management degree from Northwestern’s Kellogg School of Management and also holds a Ph.D. in chemistry from Stanford University and an AB from Dartmouth College.

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

Richard P. Blumberg was appointed to the Board of Directors on November 10, 2016 and resigned on March 27, 2019. Mr. Blumberg has been a long-time investor in the Company. Since 1978, Mr. Blumberg has been a Principal at Webster, Mrak & Blumberg, a medical-legal and class action labor litigation firm. He is also currently the Managing Member of Elysian Medical, LLC, a company with world-wide rights for certain breast cancer detection technology. He served from 2004 to 2007 as Chief Executive Officer of Energy Logics, a wind power company that developed projects in Alberta, Canada and Montana. Mr. Blumberg holds a B.S. in Electrical Engineering and Computer Science from the University of Illinois and received a J. D. from Stanford University. He also brings extensive experience as a venture capitalist specializing in high-tech and life science companies. Mr. Blumberg is also a Managing Member of Shenghuo Medical, LLC. See Item 13, Certain Relationships and Related Transactions and Director Independence.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2018, our officers, directors were in compliance with all applicable filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2018 and 2017 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2018:

2018 and 2017 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director (2)	2018 2017	- -	- -	- -	- -
Mark Faupel, Ph.D. COO and Director(3)	2018 2017	- -	- -	- -	- -
Richard Fowler, Senior Vice President of Engineering	2018 2017	62,019 107,500	- -	- -	62,019 107,500

(1)
See Note 4 to the audited consolidated financial statements that accompany this prospectus.
(2)
All amounts reported as accrued. Dr. Cartwright has elected to get paid partial salary, due to our cash position.
(3)
On December 8, 2016, the board of directors appointed Dr. Faupel as our new COO and director.

For 2018 and 2017, Dr. Cartwright did not receive salary compensation. As previously disclosed, on July 20, 2018, the Company entered into an exchange agreement and promissory note with Dr. Cartwright. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Cartwright. In the exchange agreement Dr. Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for $319,204 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Cartwright will receive 125 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $840,391 and a capital contribution of $431,519. As of December 31, 2018, Dr. Cartwright’s total undiscounted cash flow amount due was approximately $349,590 including interest. The schedule below summarizes the detail of outstanding amounts:

For Dr. Cartwright:
2018
Salary	$337
Bonus	675
Vacation	-
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding	$1,621
Amount forgiven	1,302
Promissory note issued in exchange	319

Dr. Faupel’s 2018 and 2017 compensation consisted of a base salary of zero and $132,577, respectively, plus usual and customary company benefits. He received no bonus in the years ended December 31, 2018 and 2017. As previously disclosed, on July 24, 2018, the Company entered into an exchange agreement and promissory note with Dr. Faupel. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Faupel. In the exchange agreement Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for $207,111 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Faupel will receive 94 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr. Faupel will also receive 560 options at $200.00 shall owe Dr. Faupel $113,000. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $199,079 and a capital contribution of $234,990. As of December 31, 2018, Dr. Faupel’s total undiscounted cash flow amount due was approximately $256,825 including interest. The schedule below summarizes the detail of outstanding amounts:

For Dr. Faupel:
2018
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding	$661
Amount forgiven	454
Promissory note issued in exchange	207

For 2018, Mr. Fowler accrued base salary of $62,019. On March 2016, Mr. Fowler began working half-time and agreed to reduce his base salary compensation to $107,500 from $215,000 in 2015. For both years he received the usual and customary company benefits. He received no bonus in the years ended December 31, 2018 and 2017. In 2015, he received options to purchase 2 shares of common stock, which vest over 48 months. As of December 31, 2018, Mr. Fowler’s total deferred salary plus interest was approximately $496,631.

Outstanding Equity Awards to Officers at December 31, 2018

	Option Awards
Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Under- lying Unexercised Unearned Options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director	2	-	2	22,688,000	12/31/2024
Mark Faupel, Ph.D. COO and Director	12	-	2	48,581,000	12/31/2024
Richard Fowler Senior Vice President of Engineering	5	-	2	39,987,000	12/31/2024

(1)
Represents fully vested options.
(2)
Based on all outstanding options.

Outstanding Equity Awards to Directors at December 31, 2018

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Hart, Ph.D., Director (resigned as of December 11, 2015)	6	45,013,000
John E. Imhoff, M.D., Director	7	45,714,000
Michael C. James, Chairman and Director	6	45,013,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our equity securities as of April 15, 2019 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092.

	Common Stock (2)		Series C Preferred Stock (3)		Series C1 Preferred Stock (4)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (6)	1,177,187	26.18%	-	-	-	-	2,400.75	73.57%
Lynne Imhoff (7)	321,562	8.83%	-	-	675.00	64.33%	-	-
Michael C. James/Kuekenhof Equity Fund, LLP (8)	12	*	-	-	-	-	-	-
Gene Cartwright (9)	93	*	-	-	-	-	-	-
Richard L. Fowler (10)	5	*	-	-	-	-	-	-
Richard P. Blumberg (11)	2,771	*	-	-	-	-	-	-
Mark L. Faupel (12)	141,950	4.10%			-	-	300.00	9.19%
All directors and executive officers as a group (4 persons) (13)	1,322,025	28.48%	-	-	-	-	2,700.75	82.77%

(*)	Less than 1%.
(1)
Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)
Percentage ownership is based on 3,319,486 shares of common stock outstanding as of April 15, 2019. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	As of April 15, 2019, there were 286 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 476 shares of common stock.
(4)
As of April 15, 2019, there were 1,049.25 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 476 shares of common stock. Three shareholders elected to convert 3,263.00 of their Series C1 preferred stock for Series C2 preferred stock.

(5)	As of April 15, 2019, there were 3,262.25 shares of Series C2 preferred stock outstanding, and each such share was convertible into approximately 476 shares of common stock.
(6)
Shares of common stock consist of 17 shares of common stock directly held, 33,513 shares issuable upon exercise of warrants, 7 shares subject to options, and 1,143,650 shares issuable upon conversion of 2,400.75 shares of Series C2 preferred stock. Dr. Imhoff is on the board of directors.

(7)
Shares of common stock consist of 5 shares of common stock directly held, 6 shares issuable upon exercise of warrants, and 321,551 shares issuable upon conversion of 675.00 shares of Series C1 preferred stock.

(8)	Shares of commons stock consist of 1 shares of common stock directly held, 5 shares issuable upon exercise of warrants, and 6 shares subject to options. Mr. James is on the board of directors.
(9)
Shares of commons stock consist of 1 shares of common stock directly held, 90 shares issuable upon exercise of warrants, and 2 shares subject to options.  Dr. Cartwright is the CEO and on the board of directors.

(10)	Shares of commons stock consist of 1 shares of common stock directly held and 4 shares subject to options.
(11)	Shares of common stock consist of 2 shares of common stock directly held and 2,769 shares issuable upon exercise of warrants. Mr. Blumberg was on the board of directors.
(12)
Shares of common stock consist of 2 shares of common stock directly held, 17 shares issuable upon exercise of warrants, 12 shares subject to options, and 141,919 shares issuable upon conversion of 300.00 shares of Series C2 preferred stock. Dr. Faupel is the COO and on the board of directors.

(13)
Shares of commons stock consists of 24 shares of common stock directly held, 36,381 shares issuable upon exercise of warrants, 31 shares subject to options, and 1,285,569 shares issuable upon conversion of 2,700.75 shares of Series C2 preferred stock.

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

John E. Imhoff is one of our directors. In June 2015, Dr. Imhoff agreed to exchange certain of his warrants, originally issued in December 2014 and exercisable for 1 share of our common stock, for two new warrants that, unlike the original warrant, do not contain any price or share reset provisions. Each new warrant is exercisable for the same number of shares of our common stock as the original warrant, at any time until December 2, 2020. The exercise price of the first new warrant is $57,600 per share and the second new warrant is $70,400 per share but, aside from the exercise price, the new warrants are identical in terms to each other. As additional consideration, we issued Dr. Imhoff an additional 1 share of common stock. Dr. Imhoff participated on terms equal to those of other holders of the December 2014 warrants. As a result of these transactions, Dr. Imhoff’s beneficial ownership of our common stock increased from approximately 11.7% immediately prior to the exchange, to approximately 11.8% immediately afterward.

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

On March 11, 2016, Dr. Imhoff received 1 share of common stock as a dividend on his Series B preferred stock (previously accrued but unpaid), in accordance with the terms of the Series B preferred stock.

In April 2016, Dr. Imhoff exchanged his shares of Series C preferred stock for a total of 2,400.75 shares of Series C1 preferred stock and 16 shares of common stock. Dr. Imhoff participated on terms equal to those of other Series C1 investors. As a result of this transaction, Dr. Imhoff’s beneficial ownership of our common stock increased from approximately 25% immediately prior to the transaction, to 77% immediately afterward.

In June 2016, Dr. Imhoff agreed to exchange certain of his warrants, exercisable for 6 shares of our common stock and subject to certain anti-dilution provisions, in exchange for new warrants, exercisable for 11 shares of our common stock, but without those anti-dilution provisions. Dr. Imhoff will be required to surrender his old warrants upon consummation of our next financing resulting in net cash proceeds to us of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as our common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

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

Lynne Imhoff (no relation) currently beneficially owns in excess of 10% of our outstanding common stock. In September 2015, Ms. Imhoff participated in our Series C preferred stock issuance by exchanging all of her shares of Series B preferred stock and investing $125,000 in cash, for a total of 300 shares of Series C preferred stock and warrants to purchase 1 shares of common stock. Ms. Imhoff participated on terms equal to those of other Series C investors. As a result of these transactions, Ms. Imhoff’s beneficial ownership of our common stock increased from approximately 2% immediately prior to her first acquisition of shares of Series C preferred stock, to 4% immediately afterward.

In April 2016, Ms. Imhoff exchanged her shares of Series C preferred stock for a total of 675 shares of Series C1 preferred stock and 5 shares of common stock. Ms. Imhoff participated on terms equal to those of other Series C1 investors. As a result of this transaction, Ms. Imhoff’s beneficial ownership of our common stock increased from approximately 4% immediately prior to the transaction, to 45% immediately afterward.

In June 2016, Ms. Imhoff agreed to exchange certain of her warrants, exercisable for 1 share of our common stock and subject to certain anti-dilution provisions, in exchange for new warrants, exercisable for 2 shares of our common stock, but without those anti-dilution provisions. Ms. Imhoff will be required to surrender her old warrants upon consummation of our next financing resulting in net cash proceeds to us of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as our common stock is not listed on a national securities exchange, and will expire five years from the date of issuance.

Mark Faupel is one of our directors and our Chief Operating Officer, and Richard Blumberg is another one of our directors. Dr. Faupel is a shareholder of Shenghuo, and Mr. Blumberg, is a managing member of Shenghuo. We entered into a license agreement with Shenghuo pursuant to which we granted Shenghuo an exclusive license to manufacture, sell and distribute our LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo has been our exclusive distributor in China, Macau and Hong Kong, and the license extends to manufacturing in those countries as well. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to our board of directors. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by us with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of our common stock at a conversion price per share of $11,136, subject to customary anti-dilution adjustment. The note will be unsecured, and is expected to provide for customary events of default. We will also issue Shenghuo a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. As of December 31, 2018, the balance was $432,000.

In September 2015, Dr. Faupel participated in our Series C preferred stock issuance by investing $100,000 in cash, for a total of 133 shares of Series C preferred stock and warrants to purchase 1 share of common stock. Dr. Faupel participated on terms equal to those of other Series C investors. In April 2016, Dr. Faupel exchanged his shares of Series C preferred stock for a total of 300 shares of Series C1 preferred stock and 2 shares of common stock. Dr. Faupel participated on terms equal to those of other Series C1 investors.

Item 14. Principal Accountant Fees and Services

UHY LLP is our current independent registered public accounting firm. Representatives of UHY LLP are expected to attend the annual meeting of stockholders, will have the opportunity to make a statement if they desire, and will be available to respond to appropriate questions.

We were billed by UHY LLP $168,405 and $147,000 during the fiscal years ended December 31, 2018 and 2017, respectively, for professional services, which include fees associated with the annual audit of financial statements and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2018	2017
Audit fees	$150,000	$116,000
Audit related fees	12,500	24,000
Tax fees	5,905	7,000
Total Fees	$168,405	$147,000

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

10.11
Registration Rights Agreement (Magna Note), dated April 23, 2014, by and between the Company and Hanover Holdings I, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed April 24, 2014)

10.12
Standstill Agreement (Magna Note), dated as of November 6, 2014, by and between the Company and Magna Equities II, LLC (incorporated by reference to Exhibit 19 to the registration statement on Form S-1 (No. 333-198733) filed November 10, 2014)

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
10.40
Securities Purchase Agreement, dated as of February 13, 2017, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2017)

10.41
Securities Purchase Agreement, dated as of March 17, 2017, by and between Guided Therapeutics, Inc. and Eagle Equities LLC and Adar Bays LLC and on May 18, 2017 with GHS Investments LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed May 24, 2017)

10.42
Forbearance Agreement, dated as of August 8, 2017, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed August 14, 2017)

10.43
Securities Purchase Agreement, dated as of August 18, 2017, by and between Guided Therapeutics, Inc. and Power Up Lending Group LTD (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed August 24, 2017)

10.44
Securities Purchase Agreement, dated as of October 12, 2017, by and between Guided Therapeutics, Inc. and Power Up Lending Group LTD (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed October 25, 2017)

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

GUIDED THERAPEUTICS, INC.

Date: May 8, 2019	By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

May 8, 2019	/s/ Gene S. Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Gene S. Cartwright

May 8, 2019	/s/ Michael C. James	Chairman of the Board and Director
Michael C. James

May 8, 2019	/s/ John E. Imhoff	Director
John E. Imhoff

May 8, 2019	/s/ Mark Faupel	Chief Operating Officer and Director
Mark Faupel