Form 10-Q
period 2019-03-31
GUIDED THERAPEUTICS INC
filed 2019-07-11
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2019

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

Large Accelerated filer [ ]	Accelerated filer [ ]
Smaller reporting company [X]
Non-accelerated filer [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13 (a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [   ]  No [X]

As of July 11, 2019, the registrant had 3,319,486 shares of common Stock, $0.001 par value per share, outstanding.

1

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in Thousands)
ASSETS	March 31, 2019	December 31, 2018
CURRENT ASSETS:
Cash and cash equivalents	$6	$—
Accounts receivable, net of allowance for doubtful accounts of $157 at March 31, 2019 and December 31, 2018, respectively	13	13
Inventory, net of reserves of $767, at March 31, 2019 and December 31, 2018, respectively	112	114
Other current assets	36	69
Total current assets	167	196

Property and equipment, net	16	21
Lease asset-right	202	—
Other assets	19	19
Total noncurrent assets	237	40

TOTAL ASSETS	$404	$236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, including related parties	$706	$700
Short-term notes payable, including related parties	1,117	899
Convertible notes in default	2,815	2,778
Convertible notes payable, net	445	380
Accounts payable	3,004	3,013
Accrued liabilities	3,397	3,156
Current portion of lease liability	105	—
Customer deposits	100	66
Total current liabilities	11,689	10,992

Warrants, at fair value	4,319	4,728
Lease liability	97	—
Long-term debt-related parties	308	340
Total long-term debt	4,724	5,068

TOTAL LIABILITIES	16,413	16,060

COMMITMENTS & CONTINGENCIES (Note 7) STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2019 and December 31, 2018, (Liquidation preference of $286 at March 31, 2019 and December 31, 2018, respectively)	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (Liquidation preference of $1,049 at March 31, 2019 and December 31, 2018, respectively)	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (Liquidation preference of $3,263 at March 31, 2019 and December 31, 2018, respectively)	531	531
Common stock, $.001 Par value; 3,000,000 shares authorized, 3,319 and 2,669 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,393	2,877
Additional paid-in capital	117,780	118,259
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(137,856)	(137,634)

TOTAL STOCKHOLDERS’ DEFICIT	(16,009)	(15,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$404	$236

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018
REVENUE:
Sales – devices and disposables	$18	$4
Cost of goods sold	1	3
Gross profit	17	1

OPERATING EXPENSES:
Research and development	47	69
Sales and marketing	45	62
General and administrative	182	246
Total operating expenses	274	377

Operating loss	(257)	(376)

OTHER (EXPENSE) INCOME:
Other income	4	14
Interest expense	(371)	(244)
Change in fair value of warrants	409	1,688
Total other income	42	1,082

(LOSS) INCOME BEFORE INCOME TAXES	(215)	1,082

PROVISION FOR INCOME TAXES	—	—

NET (LOSS) INCOME	(215)	1,082
PREFERRED STOCK DIVIDENDS	(9)	(55)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(224)	$1,027

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.069)	$0.012
DILUTED	$(0.069)	$0.001

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	3,248	111
DILUTED	3,248	2,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(215)	$1,082
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt (recovery) expense	—	1
Depreciation	5	6
Amortization of debt issuance costs and discounts	14	52
Amortization of beneficial conversion feature	37	—
Share-based compensation	5	13
Change in fair value of warrants	(409)	(1,688)
Changes in operating assets and liabilities:
Inventory	2	(30)
Accounts receivable	—	(2)
Other current assets	33	54
Other assets	—	9
Accounts payable	(9)	(45)
Deferred revenue	34	7
Accrued liabilities	317	146
Total adjustments	29	(1,477)

Net cash used in operating activities	(186)	(395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	230	432
Payments made on notes payable	(38)	—
Proceeds from the issuance of common stock	—	38
Net cash provided by financing activities	192	470

NET CHANGE IN CASH AND CASH EQUIVALENTS	6	75
CASH AND CASH EQUIVALENTS, beginning of year	—	1
CASH AND CASH EQUIVALENTS, end of period	$6	$76
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$—	$69
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$33	$286
Dividends on preferred stock	$9	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of March 31, 2019.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2019, it had an accumulated deficit of approximately $137.9 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At March 31, 2019, the Company had a negative working capital of approximately $11.5 million, accumulated deficit of $137.9 million, and incurred a net loss of $0.2 million for the three months then ended. Stockholders’ deficit totaled approximately $16.0 million at March 31, 2019, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

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

The Company had warrants exercisable for approximately 37.7 million shares of its common stock outstanding at March 31, 2019 with exercise prices ranging between $0.04 and $32.0 million per share. The Company estimates that only a portion of these warrants would be exercisable given the high exercise prices and would generate a total of approximately $1.5 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available. However, please refer to Footnote 10 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

2.   SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were set forth in the audited financial statements and notes thereto for the year ended December 31, 2018 included in its annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”).

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

Accounting Standard Updates

Implemented

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” that requires lessees to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. The update is effective for reporting periods beginning after December 15, 2018. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendment of ASU 2018-02 states an entity may elect to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) on items within accumulated other comprehensive income to retained earnings. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The adoption did not have a material effect on the Company’s consolidated financial statements.

Not Implemented

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At March 31, 2019 and December 31, 2018, our inventories were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$781	$783
Work in process	81	81
Finished goods	17	17
Inventory reserve	(767)	(767)
Total	$112	$114

The Company maintains reserves for excess and obsolete inventories to reflect inventory at stated at lower of cost or net realizable value. The Company’s estimate for excess and obsolete inventory is based upon the assumptions about future demand and market conditions. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If the Company was able to sell such inventory any related reserves would be reversed in the period of sale.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Equipment	$1,363	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	199	199
	2,426	2,441
Less accumulated depreciation and amortization	(2,410)	(2,420)
Total	$16	$21

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Other Assets

Other assets primarily consist of a deposit for the corporate office.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $7,000 and $6,000 for the three months ended March 31, 2019 and 2018, respectively.

Leases

With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease asset-right and a lease liability. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. The Company analyzed the lease at its effective date and calculated an initial lease payment amount of $267,380 with a present value of $213,000 using a 20% discount. As of March 31, 2019, the balance of the lease asset – right and lease liability was $202,000.

The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings, The Company does not expect the guidance to have a material impact on its consolidated net earnings in future periods. The Company elected the Practical expedients permitted under the transition guidance within the new standards, which allowed the Company to carry forward the historical lease classification.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Compensation	$1,018	$1,030
Professional fees	241	203
Interest	1,101	892
Warranty	2	2
Vacation	54	53
Preferred dividends	129	120
Stock subscription for licenses	692	692
Other accrued expenses	160	204
Total	$3,397	$3,156

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

Revenue by product line (in thousands):

	Three Months Ended March 31,
	2019	2018
Devices	$—	$—
Disposables	2	—
Other	15	4
Warranty	1	—
Total	$18	$4

Revenue by geographic location (in thousands):

	Three Months Ended March 31,
	2019	2018
Asia	$3	$—
Africa	—	—
Europe	15	4
North America	—	—
South America	—	—
Total	$18	$4

Significant Distributors

During the three months ended March 31, 2019, all the Company’s revenues were from two distributors and for extended warranties. Revenue from these distributors totaled $18,000 for the period ended March 31, 2019. Accounts receivable were from one distributor and represents 100% of the balance for the period ended March 31, 2019. During the three months ended March 31, 2018, revenues were from two distributors, that totaled approximately $4,000.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of March 31, 2019, and December 31, 2018, the Company did not have deferred revenue, respectively.

Customer deposits

The Company follows the same principal as explained in Revenue Recognition and ASC 606. As of March 31, 2019, and December 31, 2018, the Company has received prepayments for devices and disposables and recorded this as customer deposits in the amount of $100,000 and $66,000, respectively.

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

The Company is currently delinquent with its federal and applicable state tax return filings, payments and certain Federal and State Unemployment Tax filings. Some of the federal income tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2018, the Company has approximately $77.2 million of net operating losses. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

Corporate tax rates in the U.S. have decreased from 34% to 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2019 and December 31, 2018, there were no uncertain tax positions.

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

For the three months ended March 31, 2019 and 2018 share-based compensation for options attributable to employees, non-emplolyees, officers and Board members were approximately $5,000 and $13,000. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of March 31, 2019, the Company had approximately $2,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately one year.

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

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC 820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

•	Level 1 – Quoted market prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs, other than level 1 inputs, either directly or indirectly observable; and

•	Level 3 – Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflects those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of March 31, 2019. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of March 31, 2019 and December 31, 2018:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2019

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt	—	—	(4,204)	(4,204)
Warrants issued in connection with Short-Term Loans	—	—	(1)	(1)

Total long-term liabilities at fair value	$—	$—	$(4,319)	$(4,319)

	Fair Value at December 31, 2018

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt	—	—	(4,614)	(4,614)

Total long-term liabilities at fair value	$—	$—	$(4,728)	$(4,728)

The following is a summary of changes to Level 3 instruments during the three months ended March 31, 2019:

	Distributor Debt	Short-Term Loan	Senior Secured Debt	Total

Balance, December 31, 2018	$(114)	$—	$(4,614)	$(4,728)
Change in fair value during the period	—	(1)	410	409

Balance, March 31, 2019	$(114)	$(1)	$(4,204)	$(4,319)

As of March 31, 2019, the fair value of warrants was approximately $4.3 million. A net change of approximately $0.4 million has been recorded to the accompanying statement of operations for the three months ended March 31, 2019.

4.  STOCKHOLDERS’ DEFICIT

 Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 3,319,486 were issued and outstanding as of March 31, 2019. As of December 31, 2018, there were 1,000,000,000 authorized shares of common stock, of which 2,669,348 were issued and outstanding.

For the three months ended March 31, 2019, the Company issued 650,138 shares of common stock as listed below:

Convertible Debt Conversions	650,138

Summary table of common stock share transactions:

Balance at December 31, 2018	2,669,348
Issued in 2019	650,138
Balance at March 31, 2019	3,319,486

On January 22, 2017, the Company entered into a license agreement with Shandong Yaohua Medical Instrument Corporation, or SMI, pursuant to which the Company granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey) and exclusive distribution rights in the Peoples Republic of China, Macau, Hong Kong and Taiwan. In exchange for the license, SMI will pay a $1.0 million licensing fee, payable in five installments through November 2017, as well as a royalty on each disposable sold in the territories. As of March 31, 2019, SMI had paid $750,000. SMI will also underwrite the cost of securing approval of LuViva with the Chinese Food and Drug Administration, or CFDA. Pursuant to the SMI agreement, SMI must become capable of manufacturing LuViva in accordance with ISO 13485 for medical devices by the second anniversary of the SMI agreement, which would have caused the forfeiture of the license. The Company has granted an extension of the forfeiture expiration date and is currently negotiating the terms with SMI. Based on the agreement, SMI must purchase no fewer than ten devices (with up to two devices pushed to 2018 if there is a delay in obtaining approval from the CFDA). SMI purchased five devices in 2017 and have not purchased any in 2018. In the three years following CFDA approval, SMI must purchase a minimum of 3,500 devices (500 in the first year, 1,000 in the second, and 2,000 in the third) or else forfeit the license. As manufacturer of the devices and disposables, SMI will be obligated to sell each to us at costs no higher than our current costs. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue $1.0 million in shares of its common stock to SMI, in five installments through October 2017, at a price per share equal to the lesser of the average closing price for the five days prior to issuance or $1.25. These shares have not been issued as of March 31, 2019.

In order to facilitate the SMI agreement, immediately prior to its execution the Company entered into an agreement with Shenghuo Medical, LLC, regarding its previous license to Shenghuo (see Note 7, Commitments and Contingencies). Under the terms of the new agreement, Shenghuo agreed to relinquish its manufacturing license and its distribution rights in SMI’s territories, and to waive its rights under the original Shenghuo agreement, all for as long as SMI performs under the SMI agreement. As consideration, the Company agreed to split with Shenghuo the licensing fees and net royalties from SMI that the Company will receive under the SMI agreement. Should the SMI agreement be terminated, the Company have agreed to re-issue the original license to Shenghuo under the original terms. The Company’s COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”), of which 286 were issued and outstanding at March 31, 2019 and December 31, 2018, respectively and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at March 31, 2019 and December 31, 2018, respectively.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At March 31, 2019, there were 286 shares outstanding with a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At March 31, 2019, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At March 31, 2019, the exercise price per share was $512,000.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 Preferred Stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 Preferred Stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 Preferred Stock and 29 shares of common stock. At March 31, 2019, there were 1,050 shares outstanding with a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 381,098 shares of the Company’s common stock.

On August 31, 2018, 3,262.25 shares of Series C1 Preferred Stock were surrendered, and the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2019, shares of Series C2 had a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2019:

Warrants (Underlying Shares)
Outstanding, January 1, 2019	23,551,857
Issuances	14,125,000
Canceled / Expired	—
Exercised	—
Outstanding, March 31, 2019	37,676,857

The Company had the following shares reserved for the warrants as of March 31, 2019:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
13	(1)	$60,000.00 per share	June 14, 2021
3	(2)	$32,000,000.00 per share	April 23, 2019
7	(3)	$28,800,000.00 per share	May 22, 2019
3	(4)	$24,320,000.00 per share	September 10, 2019
1	(5)	$29,491,840.00 per share	September 27, 2019
4	(6)	$18,003,200.00 per share	December 2, 2019
2	(7)	$5,760,000.00 per share	December 2, 2020
2	(8)	$7,040,000.00 per share	December 2, 2020
1	(9)	$7,603,200.00 per share	June 29, 2020
13	(9)	$512,000.00 per share	September 21, 2020
24	(10)	$512,000.00 per share	June 29, 2020
12	(11)	$512,000.00 per share	September 4, 2020
1	(12)	$7,603,200.00 per share	September 4, 2020

1	(13)	$512,000.00 per share	October 23, 2020
1	(14)	$7,603,200.00 per share	October 23, 2020
35,937,500	(15)	$0.04 per share	June 14, 2021
1,725,000	(16)	$0.04 per share	February 21, 2021
22	(17)	$11,137.28 per share	June 6, 2021
250	(18)	$0.04 per share	February 13, 2022
25	(19)	$144.00 per share	May 16, 2022
688	(20)	$15.20 per share	November 16, 2020
250	(21)	$15.20 per share	December 28, 2020
75	(22)	$16.08 per share	January 10, 2021
4,262	(23)	$0.04 per share	March 19, 2021
1,875	(24)	$16.08 per share	March 20, 2021
63	(25)	$48.00 per share	April 30, 2021
125	(26)	$48.00 per share	May 17, 2021
125	(27)	$48.00 per share	May 25, 2021
500	(28)	$48.00 per share	June 1, 2021
1,875	(29)	$200.00 per share	August 22, 2021
625	(30)	$200.00 per share	September 18, 2021
1,250	(31)	$1.12 per share	October 23, 2021
19	(32)	$0.64 per share	November 20, 2021
375	(33)	$0.32 per share	December 5, 2021
100	(34)	$0.16 per share	December 19, 2021
188	(35)	$0.24 per share	December 23, 2021
14	(36)	$0.24 per share	December 27, 2021
313	(37)	$0.24 per share	January 7, 2021
188	(38)	$0.21 per share	January 17, 2021
438	(39)	$0.16 per share	January 30, 2021
625	(40)	$0.16 per share	February 15, 2021

37,676,857*

* However, please refer to Footnote 10 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(2)	Issued to a placement agent in conjunction with an April 2014 private placement.
(3)	Issued to a placement agent in conjunction with a September 2014 private placement.
(4)	Issued as part of a September 2014 Regulation S offering.
(5)	Issued to a placement agent in conjunction with a 2014 public offering.
(6)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(7)	Issued as part of a March 2015 private placement.
(8)	Issued to a placement agent in conjunction with a June 2015 private placement.
(9)	Issued as part of a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued to a placement agent in conjunction with a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a February 2016 private placement.
(16)	Issued to a placement agent in conjunction with a February 2016 private placement.
(17) (18)	Issued pursuant to a strategic license agreement. Issued as part of a February 2017 private placement.
(19)	Issued as part of a May 2017 private placement.
(20)	Issued to investors for a loan in November 2017.
(21)	Issued to investors for a loan in December 2017.
(22)	Issued to investors for a loan in January 2018.
(23)	Issued to investors for a loan in March 2018.
(24)	Issued to investors for a loan in March 2018.
(25)	Issued to investors for a loan in April 2018.
(26)	Issued to investors for a loan in May 2018.
(27)	Issued to investors for a loan in May 2018.
(28)	Issued to investors for a loan in June 2018
(29)	Issued to investors for a loan in August 2018

(30)	Issued to investors for a loan in September 2018
(31)	Issued to investors for a loan in October 2018
(32)	Issued to investors for a loan in November 2018
(33)	Issued to investors for a loan in December 2018
(34)	Issued to investors for a loan in December 2018
(35)	Issued to investors for a loan in December 2018
(36)	Issued to investors for a loan in December 2018
(37)	Issued to investors for a loan in January 2019
(38)	Issued to investors for a loan in January 2019
(39)	Issued to investors for a loan in January 2019
(40)	Issued to investors for a loan in February 2019

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (8). In addition, warrants subject to footnotes (1) and (9)-(11), (13), and (15) – (40) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (1), (15) and (16) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

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

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,482 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 21 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 271 shares of common stock. As of March 31, 2019, the Company had issued 18 shares of common stock and rights to common stock shares for 3. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange and will expire five years from the date of issuance.

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at March 31, 2019 and December 31, 2018. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

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

As of March 31, 2019, and December 31, 2018, there was no accrual recorded for any potential losses related to pending litigation.

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

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at March 31, 2019 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2019	88
2020	120
2021	30
Total	238
Less: Interest	37
Present value of lease liability	201

Related Party Contracts

On June 5, 2016, the Company entered into a license agreement with Shenghuo Medical, LLC pursuant to which the Company granted Shenghuo an exclusive license to manufacture, sell and distribute LuViva in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo was already the Company’s exclusive distributor in China, Macau and Hong Kong, and the license extended to manufacturing in those countries as well. Under the terms of the license agreement, once Shenghuo was capable of manufacturing LuViva in accordance with ISO 13485 for medical devices, Shenghuo would pay the Company a royalty equal to $2.00 or 20% of the distributor price (subject to a discount under certain circumstances), whichever is higher, per disposable distributed within Shenghuo’s exclusive territories. In connection with the license grant, Shenghuo was to underwrite the cost of securing approval of LuViva with Chinese Food and Drug Administration. At its option, Shenghuo also would provide up to $1.0 million in furtherance of the Company’s efforts to secure regulatory approval for LuViva from the U.S. Food and Drug Administration, in exchange for the right to receive payments equal to 2% of the Company’s future sales in the United States, up to an aggregate of $4.0 million. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to the Company’s board of directors (former director Richard Blumberg was the designee). As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by the Company with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. The Company will also issue Shenghuo a five-year warrant exercisable immediately for approximately 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

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

8.   NOTES PAYABLE

As of March 31, 2019, and December 31, 2018, there have been no principal or interest payments; however, Dr. Faupel and Dr. Cartwright did forgive debt. In the July 24, 2018 exchange agreement, Dr Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for a $207,111 promissory note. In the July 20, 2018 exchange agreement, Dr, Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,204 promissory note. Debt due to officers has been allocated to short-term and long-term debt, of which $298,088 and $266,286 was allocated to short-term debt, for March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, $308,327 and $340,129 was allocated to long-term debt, respectively. At March 31, 2019 and December 31, 2018, the total undiscounted cash flow amount due was $349,590 for Dr. Cartwright and $256,825 for Dr. Faupel. The use of the undiscounted cash flow method required the Company to recognize $30,386 for Dr. Cartwright and $51,714 for Dr. Faupel in interest. The schedule below summarizes the detail of the outstanding amounts:

For Dr. Cartwright:

Accumulated Balance March 31, 2019
Salary	$337
Bonus	675
Vacation	—
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding	$1,621
Amount forgiven	1,302
Promissory note issued in exchange	319
Allocated to short-term debt	162
Allocated to long-term debt	187

For Dr. Faupel:

Accumulated Balance March 31, 2019
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding	$661
Amount forgiven	454
Promissory note issued in exchange	207
Allocated to short-term debt	136
Allocated to long-term debt	121

Notes Payable in Default

At March 31, 2019 and December 31, 2018, the Company maintained notes payable to both related and non-related parties totaling $706,000 and $700,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high a 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans.

The following table summarizes the Notes payable in default, including related parties:

	March 31, 2019	December 31, 2018
Dr. Imhoff	$199	$199
Dr. Cartwright	2	2
Dr. Faupel	—	—
Ms. Rosenstock	50	50
Mr. Fowler	26	26
Mr. Mermelstein	218	211
GHS	15	15
GPB	17	17
Aquarius	108	108
Mr. Blumberg	70	70
Mr. James	2	2
Notes payable in default, including related parties	$706	$700

Short Term Notes Payable

In July 2018, the Company entered into a premium finance agreement to finance its insurance policies totaling $112,094. The note requires monthly payments of $12,711, including interest at 4.91% and matures in May 2019. As of March 31, 2019, a balance of $12,711 remained. The balance due on insurance policies totaled $50,535 at December 31, 2018.

On August 22, 2018, the Company issued a promissory note to an investor for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of March 31, 2019, and December 31, 2018, the Company had not repaid the note.

On September 19, 2018, the Company issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of March 31, 2019, and December 31, 2018, the Company had not repaid the note and therefore the accrued interest rate increased to 12%.

On February 15, 2019, the Company issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of March 31, 2019, and December 31, 2018, the Company had not repaid the note.

On July 20, 2018, the Company entered into an exchange agreement and promissory note with Dr. Cartwright. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Cartwright. In the exchange agreement Dr. Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for $319,204 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Cartwright will receive 125 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $840,391 and a capital contribution of $431,519 during the year ended December 31, 2018. As of March 31, 2019, and December 31, 2018, Dr. Cartwright’s total undiscounted cash flow amount due was approximately $349,590 including interest.

On July 24, 2018, the Company entered into an exchange agreement and promissory note with Dr. Faupel. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Faupel. In the exchange agreement Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for $207,111 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Faupel will receive 94 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr. Faupel will also receive 560 options at $200.00 or market price, whichever is less; contingent on shareholder vote and board approval. If the options are not granted, the Company shall owe Dr. Faupel $113,000. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $199,079 and a capital contribution of $234,990 during the year ended December 31, 2018. As of March 31, 2019, and December 31, 2018, Dr. Faupel’s total undiscounted cash flow amount due was approximately $256,825 including interest.

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 189%. As of March 31, 2019, $14,449 had been paid, leaving a balance of $42,013, as well as a discount of $12,038 and unamortized debt issuance costs of $956 remained.

At March 31, 2019 and December 31, 2018, the Company also maintained short term notes payable to both related and non-related parties totaling $506,000 and $382,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 10%.

The following table summarizes the Short-term notes payable, including related parties:

	March 31, 2019	December 31, 2018
Dr. Imhoff	$138	$135
Dr. Cartwright	169	144
Dr. Faupel	136	123
Mr. Maloof	25	25
Mr. Case	150	150
Mr. Mamula	15	—
Mr. Gould	100	50
K2 (Shenghuo)	177	177
Everest	42	—
Premium Finance (insurance)	14	50
Mr. Blumberg	151	45
Short-term notes payable, including related parties	$1,117	$899

The following table summarizes the Long-term notes payable, including related parties:

	March 31, 2019	December 31, 2018
Dr. Cartwright	$187	$206
Dr. Faupel	121	134
Long-term notes payable, including related parties	$308	$340

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of March 31, 2019, and December 31, 2018, the Company had a note due of $432,000 and $450,000, respectively. The note accrues interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $11,137.28, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On February 12, 2018, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of three convertible redeemable notes in the aggregate principal amount of $285,863, with the first note being in the amount of $95,288, and the second and third note being in the same amount. The first note was fully funded on February 13, 2018, upon which the Company received $75,000 of net proceeds (net of a 10% original issue discount). The notes bear an interest rate of 8% and were due and payable on October 12, 2018. The notes may be converted by Adar at any time after eight months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of March 31, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $63,525 beneficial conversion feature which was fully amortized at year end.

On February 22, 2018, the Company entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on November 30, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of March 31, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On March 12, 2018, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which the Company received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of March 31, 2019, the notes had been converted and no balance remained outstanding. At December 31, 2018, the outstanding balance was $3,095, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177. In addition, as of March 31, 2019 the beneficial conversion feature had been fully amortized. At December 31, 2018, the Company recorded a $44,444 beneficial conversion feature which $35,701 was amortized leaving and unamortized balance of $8,743.

On April 30, 2018, the Company entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $103,000. The note bears an interest rate of 12% and is due and payable on February 15, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of March 31, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $74,586 beneficial conversion feature which was fully amortized at year end.

On June 7, 2018, the Company entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up from the Company of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on March 30, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of Company’s common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if the Company is delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of March 31, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, the Company recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On February 8, 2019, a note payable in default as reported in the Company’s Form 10-K report - Footnote 9: Notes payable – Note payable in default, was exchanged for a note with a convertible option. The note amount was for $145,544. At the sole discretion of the Company, rather than paying the holder in cash, the note can be exchanged for equity in the new financing of at least $1,000,000. If the financing occurs the Company will then have the option to exchange the debt for C3 preferred shares. If the Company elects to pay the balance in cash, the note shall accrue simple interest of 6% per annum commencing on the date of the new financing of at least $1,000,000.

On March 29, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $65,000 in aggregate principal amount of a 12% convertible promissory note. However, funds were not received by the Company until April 5, 2019. The note matures on December 29, 2019 and accrues interest at a rate of 12% per year. The Company can prepay the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 135% of outstanding principal and interest at any time from 61 to 90 days from issuance and for 150% of outstanding principal and interest at any time from 91 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. After seven months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lesser of: (i) the lowest trading price during the previous 25 trading days period ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price shall mean 50% multiplied by the market price on the OTC Pink, OTCQB or applicable trading market, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest (unless the event default is due to an unfavorable OTC market designation or unavailability of Rule 144. As of March 31, 2019, the Company only recorded the debt of $65,000. In the following periods the Company will amortize $14,250 of debt issuance costs and $65,000 of a beneficial conversion feature.

The following table summarizes the Convertible notes payable:

	March 31, 2019	December 31, 2018
Shenghuo	$450	$432
Eagle	—	3
Debt credit amortized	3	(10)
Debt Discount related to Beneficial Conversion	(8)	(45)
Convertible notes payable	$445	$380

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

The balance due on the note was $158,813 and $151,974 at March 31, 2019 and December 31, 2018, respectively. The balance was reduced by $306,863 as part of a debt restructuring on December 7, 2016.

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

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, GPB received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $640.00 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from GPB to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $117,000 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of March 31, 2019, had not done so). As of March 31, 2019, the balance due on the convertible debt was $2,177,030 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $366,373. In addition, the Company has accrued $830,137 of interest expense for the year ended March 31, 2019. As of December 31, 2018, the balance due on the convertible debt was $2,198,236. In addition, the Company had accrued $699,743 of interest expense for the year ended December 31, 2018. The convertible note is secured by a lien on all the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of March 31, 2019, the exercise price had been adjusted to $0.04 and the number of common stock shares exchangeable for was 35,937,500. As of March 31, 2019, and December 31, 2018, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.5% of the Company’s revenues from the sale of products. As of March 31, 2019, and 2018, GPB had earned approximately $31,000 and $29,000 in royalties, respectively.

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

Other Convertible Debt in Default

On May 18, 2017, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After six months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of March 31, 2019, the Company’s total outstanding amount was $83,094, (which includes $37,926 for a default penalty) and accrued interest of $2,185. GHS converted $12,700 of principal and accrued interest payable for the three months ended March 31, 2019. This was compared with a total outstanding amount of $94,411, (which includes $37,926 for a default penalty) and accrued interest of $517 as of December 31, 2018. GHS converted $29,642 of principal and accrued interest payable for the period ended December 31, 2018.

On March 20, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 4,262 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.04, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of March 31, 2019, the Company has a net debt of $192,267 (which includes $70,931 for a default premium) and accrued interest of $10,380. Auctus converted $14,237 of principal and accrued interest payable for the three months ended March 31, 2019. As of December 31, 2018, the Company had a net debt of $133,870 and accrued interest of $635. Auctus converted $30,152 of principal and accrued interest payable for the period ended December 31, 2018. In addition, at December 31, 2018, the Company recorded a $97,685 beneficial conversion feature which was fully amortized at year end. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of the date of this Form 10-Q quarterly report.

On May 17, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matures on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of March 31, 2019, the Company has a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $197, unamortized discount of $148, and accrued interest of $1,835. As of December 31, 2018, the Company had a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $424, unamortized discount of $318 and accrued interest of $1,135. In addition, as of March 31, 2019 the beneficial conversion feature of $3,964 had an unamortized balance of $770. At December 31, 2018, $2,280 was amortized leaving and unamortized balance of $1,685.

On June 22, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matures on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of March 31, 2019, the Company has a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $1,592, unamortized discount of $1,364 and accrued interest of $13,356. As of December 31, 2018, the Company had a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $3,318, unamortized discount of $2,844 and accrued interest of $8,263. In addition, as of March 31, 2019 the beneficial conversion feature of $29,143 had an unamortized balance of $6,569. At December 31, 2018, $15,288 was amortized leaving an unamortized balance of $13,855.

On July 3, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $89,250 in aggregate principal amount of a 12% convertible promissory note. On July 3, 2018, the Company issued the note to Auctus. The note matures on April 3, 2019 and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of March 31, 2019, the Company has a net debt of $89,250, including unamortized original issue discount of $203, unamortized debt issuance costs of $47 and accrued interest of $8,062. As of December 31, 2018, the Company had a net debt of $81,528, including unamortized original issue discount of $1,443, unamortized debt issuance costs of $6,279 and accrued interest of $5,385. In addition, as of March 31, 2019 the beneficial conversion feature of $59,500 had an unamortized balance of $434. At December 31, 2018, $39,233 was amortized leaving and unamortized balance of $20,267. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of this Form 10-Q quarterly report.

The following table summarizes the Convertible notes in default:

	March 31, 2019	December 31, 2018
GPB	$2,177	$2,198
GHS	359	364
Auctus	282	223
Debt Discount to be amortized	(3)	(7)
Convertible notes in default	$2,815	$2,778

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	Three months ended March 31,
	2019	2018

Net (loss) income	$(224)	$1,027
Basic weighted average number of shares outstanding	3,248	111
Net (loss) income per share (basic)	$(0.069)	$0.012
Diluted weighted average number of shares outstanding	3,248	2,492
Net (loss) income per share (diluted)	$(0.069)	$0.001

Dilutive equity instruments (number of equivalent units):
Stock options	—	—
Preferred stock	—	513
Convertible debt	37,898	1,188
Warrants	30,582	680
Total Dilutive instruments	68,480	2,381

12. SUBSEQUENT EVENTS

On May 15, 2019, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Eagle at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receive a notice of conversion is received by the Company. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable.

On May 15, 2019, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Adar at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receive a notice of conversion is received by the Company. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable.

On July 1, 2019, the Company entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Rev of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500) . The note was fully funded on July 9, 2019 (net of a 8% original issue discount and other expenses). The note bears an interest rate of 16% and are due and payable on September 11, 2019. The Company could have prepaid the note, with three months of interest as a penalty. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. The Company will receive warrants to purchase one common share of the Company for each warrant held in the aggregate amount of 215,000 warrants at an exercise price of $0.25 per warrant, or alternatively, the same price as for warrants granted to investors as part of a financing of the Company subject to adjustment and exercisable within 3 years from issuance (the “Initial Warrants”). In the event that the common shares of the Issuer are not listed on the TSX Venture Exchange pursuant to the “Transaction” on or prior to September 1, 2019, an additional 100,000 warrants will be issued at an exercise price equal to the lesser of $0.25 or the price of the next issuance of common shares of the Issuer (the “Revised Exercise Price”). Further, the exercise price of the Initial Warrants will adjust to the Revised Exercise Price has stated herein.

In addition, after March 31, 2019, the Company entered into promissory notes with investors and related parties for a total of $117,750.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2018 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the extent to which certain debt holders may call the notes to be paid;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

RECENT DEVELOPMENTS

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of March 31, 2019.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the three months ended March 31, 2019 and 2018 were approximately $18,000 and $4,000, respectively. Revenues for the three months ended March 31, 2019 were approximately, $14,000 or 355% higher when compared to the same period in 2018, due to increased sales for parts. Related costs of sales were approximately $1,000 and $3,000 in the three months ended March 31, 2019 and 2018, respectively. Costs of sales for the three months ended March 31, 2019, were approximately, $2,000 or 67% lower when compared to the same period in 2018, due to lower part costs. This resulted in a gross profit of approximately $17,000 on the sales of devices and disposables for the three months ended March 31, 2019 compared with a gross profit of approximately $1,000 for the same period in 2018.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2019, decreased to approximately $47,000, from approximately $69,000 to the same period in 2018. The decrease of $22,000, or 32%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended March 31, 2019, decreased to approximately $45,000, compared to $62,000 for the same period in 2018. The decrease, of approximately $17,000, or 27% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2019, decreased to approximately $182,000, compared to $246,000 for the same period in 2018. The decrease of approximately $64,000, or 26%, was primarily related to lower compensation and option expenses incurred during the same period. For 2019, general and administrative expenses consisted primarily of professional fees, insurance, and paid and accrued compensation costs.

Other Income: Other income was approximately $4,000 for the three months ended March 31, 2019, compared to $14,000 for the same period in 2018, a decrease of $10,000 or 71%. Other income consists of refunds from prior years for insurance policies.

Interest Expense: Interest expense for the three months ended 2019 increased to approximately $371,000, compared to $244,000 for the same period in 2018. The increase of approximately $127,000, or 52%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Fair Value of Warrants Recovery/Expense: Fair value of warrants recovery for the three months ended March 31, 2019, decreased to approximately $409,000 compared to fair value of warrants recovery of $1,688,000 for the same period in 2018. The decrease of approximately $1,279,000, or 77% was primarily due to the favorable significant changes in warrant conversion prices and increase in stock price in the three months ended March 31, 2019.

Net Loss/Income: Net loss attributable to common stockholders increased to approximately $224,000, or $0.069 per share, for the three months ended March 31, 2019, from a net profit of $1,027,000, or $0.012 per share, for the same period in 2018. The decrease in the net income of $1,251,000, or 121% was for reasons outlined above. As stated previously, our net profit for the three months ended March 31, 2019, and 2018 was primarily realized due to an approximate $409,000 and $1,688,000 gain in the fair value of warrants recorded in the period, respectively.

There was no income tax benefit recorded for the three months ended March 31, 2019 or 2018, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At March 31, 2019, we had cash of less than $6,000 and a negative working capital of approximately $11,500,000.

Our major cash flows for the three months ended March 31, 2019 consisted of cash out-flows of $0.2 million from operations, including approximately $0.2. million of net loss, and a net change from financing activities of $0.2 million, which primarily represented the proceeds received from issuance of common stock and warrants, and proceeds from debt financing.

Capital resources for 2019

On February 14, 2019, we entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided us with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which we would have to repay $68,500. At a minimum we would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 189%. As of March 31, 2019, $14,449 had been paid, leaving a balance of $42,013, as well as a discount of $12,038 and unamortized debt issuance costs of $956 remained.

On March 29, 2019, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $65,000 in aggregate principal amount of a 12% convertible promissory note. The note matures on December 29, 2019 and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 135% of outstanding principal and interest at any time from 61 to 90 days from issuance and for 150% of outstanding principal and interest at any time from 91 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. After seven months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest trading price during the previous 25 trading days period ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price shall mean 50% multiplied by the market price on the OTC Pink, OTCQB or applicable trading market, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest (unless the event default is due to an unfavorable OTC market designation or unavailability of Rule 144. As of March 31, 2019, we only recorded the debt of $65,000. In the following periods we will amortize $14,250 of debt issuance costs and $65,000 of a beneficial conversion feature.

On May 15, 2019, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion is received by us. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable.

On May 15, 2019, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion is received by us. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable.

Capital resources for 2018

On August 22, 2018, the Company issued a promissory note to an investor for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of March 31, 2019, and December 31, 2018, the Company had not repaid the note and therefore the accrued interest rate increased to 12%.

On September 19, 2018, we issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received from a financing of at least $2,000,000, or at the option of the investor, to be included in the our financing under the same terms as the new investors with the most favorable terms making a cash investment. If we do not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of March 31, 2019, and December 31, 2018, we had not repaid the note and therefore the accrued interest rate increased to 12%.

On July 20, 2018, we entered into an exchange agreement and promissory note with Dr. Cartwright. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Cartwright. In the exchange agreement Dr. Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,204 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Cartwright will receive 125 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. As a result of the exchange agreement, we recorded a gain for extinguishment of debt of $840,391 and a capital contribution of $431,519. As of March 31, 2019, and December 31, 2018, Dr. Cartwright’s total undiscounted cash flow amount due was approximately $349,590 including interest. The schedule below summarizes the detail of the outstanding amounts:

For Dr. Cartwright:

2018
Salary	$337
Bonus	675
Vacation	—
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding	$1,621
Amount forgiven	1,302
Promissory note issued in exchange	319

On July 24, 2018, we entered into an exchange agreement and promissory note with Dr. Faupel. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Faupel. In the exchange agreement Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for $207,111 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Faupel will receive 94 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr. Faupel will also receive 560 options at $200.00 or market price, whichever is less; contingent on shareholder vote and board approval. If the options are not granted, we shall owe Dr. Faupel $113,000. As a result of the exchange agreement, we recorded a gain for extinguishment of debt of $199,079 and a capital contribution of $234,990. As of March 31, 2019, and December 31, 2018, Dr. Faupel’s total undiscounted cash flow amount due was approximately $256,825 including interest. The schedule below summarizes the detail of the outstanding amounts.

For Dr. Faupel:

2018
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding	$661
Amount forgiven	454
Promissory note issued in exchange	207

On February 12, 2018, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of three convertible redeemable notes in the aggregate principal amount of $285,863, with the first note being in the amount of $95,288, and the second and third note being in the same amount. The first note was fully funded on February 13, 2018, upon which we received $75,000 of net proceeds (net of a 10% original issue discount). The notes bear an interest rate of 8% and were due and payable on October 12, 2018. The notes may be converted by Adar at any time after eight months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Adar of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of March 31, 2019, and December 31, 2018, the note had been converted and no balance remained outstanding.

On February 22, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on November 30, 2018. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of March 31, 2019, and December 31, 2018, the note had been converted and no balance remained outstanding.

On March 12, 2018, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which we received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of March 31, 2019, the notes had been converted and no balance remained outstanding. At December 31, 2018, the outstanding balance was $3,095, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177. In addition, as of March 31, 2019 the beneficial conversion feature had been fully amortized. At December 31, 2018, we recorded a $44,444 beneficial conversion feature which $35,701 was amortized leaving and unamortized balance of $8,743.

On March 20, 2018, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, we issued the note to Auctus. Pursuant to the purchase agreement, we also issued to Auctus a warrant exercisable to purchase an aggregate of 4,262 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.04, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lower of the price offered in the our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest As of March 31, 2019, we have a net debt of $192,267 (which includes $70,931 for a default premium) and accrued interest of $10,380. Auctus converted $14,237 of principal and accrued interest payable for the three months ended March 31, 2019. As of December 31, 2018, we had a net debt of $133,870 and accrued interest of $635. Auctus converted $30,152 of principal and accrued interest payable for the period ended December 31, 2018. In addition, at December 31, 2018, we recorded a $97,685 beneficial conversion feature which was fully amortized at year end. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of the date of this Form 10-Q report.

On March 30, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $15,000. The note matures on November 30, 2018. The note accrues interest at a rate of 10% per year. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note. As of March 31, 2019, and December 31, 2018, we have net debt of $15,000 and accrued interest of $2,001 and $1,262, respectively. In addition, at December 31, 2018, the Company recorded a $6,429 beneficial conversion feature which was fully amortized at year end.

On April 30, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $103,000. The note bears an interest rate of 12% and is due and payable on February 15, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of March 31, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, we recorded a $74,586 beneficial conversion feature which was fully amortized at year end.

On May 17, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matures on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of March 31, 2019, we have a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $197, unamortized discount of $148, and accrued interest of $1,835. As of December 31, 2018, we had a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $424, unamortized discount of $318 and accrued interest of $1,135. In addition, as of March 31, 2019 the beneficial conversion feature of $3,964 had an unamortized balance of $770. At December 31, 2018, $2,280 was amortized leaving and unamortized balance of $1,685.

On June 7, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on March 30, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of March 31, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, we recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On June 22, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matures on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of March 31, 2019, we have a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $1,592, unamortized discount of $1,364 and accrued interest of $13,356. As of December 31, 2018, we had a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $3,318, unamortized discount of $2,844 and accrued interest of $8,263. In addition, as of March 31, 2019 the beneficial conversion feature of $29,143 had an unamortized balance of $6,569. At December 31, 2018, $15,288 was amortized leaving and unamortized balance of $13,855.

On July 3, 2018, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $89,250 in aggregate principal amount of a 12% convertible promissory note. On July 3, 2018, we issued the note to Auctus. The note matures on April 3, 2019 and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lower of the price offered in the our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of March 31, 2019, we have a net debt of $89,250, including unamortized original issue discount of $203, unamortized debt issuance costs of $47 and accrued interest of $8,062. As of December 31, 2018, we had a net debt of $81,528, including unamortized original issue discount of $1,443, unamortized debt issuance costs of $6,279 and accrued interest of $5,385. In addition, as of March 31, 2019 the beneficial conversion feature of $59,500 had an unamortized balance of $434. At December 31, 2018, $39,233 was amortized leaving and unamortized balance of $20,267. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of the date of this Form 10-Q report.

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

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our distributors, we expect to generate purchase orders for approximately $2.0 million in LuViva devices and disposables in 2019 and expect those purchase orders to result in actual sales of $1.5 million in 2019, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2019 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2018, for information regarding factors that could affect our results of operations, financial condition and liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	July 11, 2019

