Form 10-Q
period 2019-09-30
GUIDED THERAPEUTICS INC
filed 2020-03-09
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2019

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

Yes [   ]  No [X]

As of March 6, 2020, the registrant had 3,319,486 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited in Thousands)
ASSETS	September 30, 2019	December 31, 2018
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $123 and $157 at September 30, 2019 and December 31, 2018, respectively	14	13
Inventory, net of reserves of $831 and $767, at September 30, 2019 and December 31, 2018, respectively	48	114
Other current assets	106	69
Total current assets	168	196

Property and equipment, net	—	21
Lease asset-right, net of amortization	153	—
Other assets	18	19
Total noncurrent assets	171	40

TOTAL ASSETS	$339	$236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, related parties	$349	$334
Notes payable in default	431	366
Short-term notes payable	420	225
Short-term notes payable, related parties	639	674
Convertible notes in default	2,890	2,778
Short-term convertible notes payable, related parties	497	380
Short-term convertible notes payable	97	—
Accounts payable	2,957	3,013
Accounts payable, related parties	118	—
Accrued liabilities	3,044	3,156
Current portion of lease liability	88	—
Deferred revenue	98	66
Total current liabilities	11,628	10,992

Warrants, at fair value	6,103	4,728
Lease liability	66	—
Long-term debt-related parties	561	340
Total long-term debt	6,730	5,068

TOTAL LIABILITIES	18,358	16,060

COMMITMENTS & CONTINGENCIES (Note 7) STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2019 and December 31, 2018, (Liquidation preference of $286 at September 30, 2019 and December 31, 2018, respectively)	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (Liquidation preference of $1,049 at September 30, 2019 and December 31, 2018, respectively)	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (Liquidation preference of $3,263 at September 30, 2019 and December 31, 2018, respectively)	531	531
Common stock, $.001 Par value; 3,000,000 shares authorized, 3,319 and 2,669 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,393	2,877
Additional paid-in capital	118,552	118,259
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(140,638)	(137,634)

TOTAL STOCKHOLDERS’ DEFICIT	(18,019)	(15,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$339	$236

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in Thousands)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Sales – devices and disposables	$1	$2	$20	$15
Cost of goods sold	—	—	66	3
Gross profit (loss)	1	2	(46)	12

OPERATING EXPENSES:
Research and development	23	43	113	175
Sales and marketing	15	39	91	156
General and administrative	151	154	522	780
Total operating expenses	189	236	726	1,111

Operating loss	(188)	(234	(772)	(1,099)

OTHER INCOME (EXPENSES):
Other income	26	2	45	41
Interest expense	(376)	(239)	(1,010)	(795)
Gain from extinguishment of debt	—	1,039	—	1,039
Change in fair value of warrants	412	(1,314)	(1,267)	4,572
Total other (expenses) income	62	(512)	(2,232)	4,857

(LOSS) INCOME BEFORE INCOME TAXES	(126)	(746)	(3,004)	3,758

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS) INCOME	(126)	(746)	(3,004)	3,758
PREFERRED STOCK DIVIDENDS	—	(11)	—	(108)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(126)	$(757)	$(3,004)	$3,650

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.038)	$(1.60)	$(0.91)	$14.48
DILUTED	$(0.038)	$(1.60)	$(0.91)	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	3,319	394	3,296	252
DILUTED	3,319	394	3,296	13,736

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in Thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,004)	$3,758
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt (recovery) expense	—	1
Depreciation	21	22
Amortization of debt issuance costs and discounts	54	149
Amortization of beneficial conversion feature	73	—
Share-based compensation	8	35
Change in fair value of warrants	1,267	(4,572)
Gain on extinguishment of debt	—	(1,039)
Changes in operating assets and liabilities:
Inventory	66	1
Accounts receivable	(1)	(1)
Other current assets	(37)	3
Other assets	—	42
Accounts payable	62	(48)
Customer deposits	32	(14)
Accrued liabilities	857	581
Total adjustments	2,402	(4,812)

Net cash used in operating activities	(602)	(1,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	748	1,122
Payments made on notes payable	(146)	(154)
Proceeds for future issuance of common stock	—	126
Proceeds for future issuance of common stock	—	29
Net cash provided by financing activities	602	1,123

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	69
CASH AND CASH EQUIVALENTS, beginning of year	—	1
CASH AND CASH EQUIVALENTS, end of period	$—	$70
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$—	$116
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$33	$545
Dividends on preferred stock	$—	$108
Capital contributions in connection with debt forgiveness	$—	$667
Accrued expenses forgiven	$—	$1,388
Net debt forgiven	$—	$369

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of September 30, 2019.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2019, it had an accumulated deficit of approximately $140.6 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At September 30, 2019, the Company had a negative working capital of approximately $11.5 million, accumulated deficit of $140.6 million, and incurred a net loss of $3.0 million for the nine months then ended. Stockholders’ deficit totaled approximately $18.0 million at September 30, 2019, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company’s capital-raising efforts are ongoing and the Company has taken the following steps to increase the likelihood of a successful financing: 1) Debt will be significantly reduced and additional agreements will be executed, contingent on a successful financing, to reduce debt even further either by forgiveness of debt and/or exchanges of debt for equity 2) Monthly operating expenses have been reduced by nearly 50% since the beginning of 2017 and 3) Variable rate loans for the most part have either been paid off or converted to equity. The capital raising efforts are summarized in Footnote 12 - SUBSEQUENT EVENTS. However, if sufficient capital cannot be raised during 2020, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 38.5 million shares of its common stock outstanding at September 30, 2019 with exercise prices ranging between $0.04 and $60,000 per share. The Company estimates that only a portion of these warrants would be exercisable given the high exercise prices and would generate a total of approximately $1.6 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available. However, please refer to Footnote 10 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At September 30, 2019 and December 31, 2018, our inventories were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$781	$783
Work in process	81	81
Finished goods	17	17
Inventory reserve	(831)	(767)
Total	$48	$114

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the consolidated statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Equipment	$1,349	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	180	199
	2,393	2,441
Less accumulated depreciation and amortization	(2,393)	(2,420)
Total	$—	$21

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Other Assets

Other assets primarily consist of a deposit for the corporate office.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $14,000 and $11,000 for the nine months ended September 30, 2019 and 2018, respectively.

Leases

With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease asset-right and a lease liability. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. The Company analyzed the lease at its effective date and calculated an initial lease payment amount of $267,380 with a present value of $213,000 using a 20% discount. As of September 30, 2019, the balance of the lease asset – right and lease liability was approximately $154,000. Rent was unpaid as of September 30, 2019, and therefore the Company is including rent in accounts payable.

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

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Compensation	$1,088	$1,030
Professional fees	176	203
Interest	1,419	892
Warranty	2	2
Vacation	50	53
Preferred dividends	120	120
Stock subscription for licenses	—	692
Other accrued expenses	189	164
Total	$3,044	$3,156

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

Revenue by product line (in thousands):

	Nine Months Ended September 30,
	2019	2018
Devices	$—	$—
Disposables	2	10
Other	16	1
Warranty	2	4
Total	$20	$15

Revenue by geographic location (in thousands):

	Nine Months Ended September 30,
	2019	2018
Asia	$6	$—
Africa	—	11
Europe	14	4
North America	—	—
South America	—	—
Total	$20	$15

Significant Distributors

During the nine months ended September 30, 2019, all the Company’s revenues were from two distributors and for extended warranties. Revenue from these distributors totaled approximately $20,000 for the period ended September 30, 2019. Accounts receivable were from one distributor and represents 100% of the balance for the period ended September 30, 2019. During the nine months ended September 30, 2018, revenues were from two distributors, that totaled approximately $15,000.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of September 30, 2019, and December 31, 2018, the Company had $98,000 and $66,000 in deferred revenue, respectively.

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

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2019 and December 31, 2018, there were no uncertain tax positions.

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

For the nine months ended September 30, 2019 and 2018 share-based compensation for options attributable to employees, non-emplolyees, officers and Board members were approximately $8,000 and $35,000. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of September 30, 2019, the Company did not have any unrecognized compensation costs related to granted stock options that will be recognized.

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

The Company records its derivative activities at fair value, which consisted of warrants as of September 30, 2019. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2019

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt			(5,887)	(5,887)
Warrants issued in connection with Short-Term Loans	—	—	(102)	(102)
Total long-term liabilities at fair value	$—	$—	$(6,103)	$(6,103)

	Fair Value at December 31, 2018

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	$—	$—	$(114)	$(114)
Warrants issued in connection with Senior Secured Debt	—	—	(4,614)	(4,614)
Total long-term liabilities at fair value	$—	$—	$(4,728)	$(4,728)

The following is a summary of changes to Level 3 instruments during the nine months ended September 30, 2019:

	Distributor Debt	Short-Term Loans	Senior Secured Debt	Total

Balance, December 31, 2018	$(114)	$—	$(4,614)	$(4,728)
Warrants issued during the period	—	(108)	—	(108)
Change in fair value during the period	—	6	(1,273)	(1,267)

Balance, September 30, 2019	$(114)	$(102)	$(5,887)	$(6,103)

As of September 30, 2019, the fair value of warrants was approximately $6.1 million. A net change of approximately $1.3 million has been recorded to the accompanying consolidated statement of operations for the nine months ended September 30, 2019.

4.  STOCKHOLDERS’ DEFICIT

 Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 3,319,486 were issued and outstanding as of September 30, 2019. As of December 31, 2018, there were 3,000,000,000 authorized shares of common stock, of which 2,669,348 were issued and outstanding.

For the nine months ended September 30, 2019, the Company issued 650,138 shares of common stock as listed below:

Convertible Debt Conversions	650,138

Summary table of common stock share transactions:

Balance at December 31, 2018	2,669,348
Issued in 2019	650,138
Balance at September 30, 2019	3,319,486

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”), of which 286 were issued and outstanding at September 30, 2019 and December 31, 2018, respectively and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at September 30, 2019 and December 31, 2018, respectively.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At September 30, 2019, there were 286 shares outstanding with a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At September 30, 2019, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At September 30, 2019, the exercise price per share was $512,000.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 Preferred Stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 Preferred Stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 Preferred Stock and 29 shares of common stock. At September 30, 2019, there were 1,050 shares outstanding with a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock.

On August 31, 2018, 3,262.25 shares of Series C1 Preferred Stock were surrendered, and the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2019, shares of Series C2 had a conversion price of $2.099 per share, such that each share of Series C preferred stock would convert into approximately 476 shares of the Company’s common stock.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2019:

Warrants (Underlying Shares)
Outstanding, January 1, 2019	23,551,857
Issuances	14,965,000
Canceled / Expired	(14)
Exercised	—
Outstanding, September 30, 2019	38,516,843

The Company had the following shares reserved for the warrants as of September 30, 2019:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
13	(1)	$60,000.00 per share	June 14, 2021
3	(6)	$18,003,200.00 per share	December 2, 2019
2	(7)	$5,760,000.00 per share	December 2, 2020
2	(8)	$7,040,000.00 per share	December 2, 2020
1	(9)	$7,603,200.00 per share	June 29, 2020
13	(9)	$512,000.00 per share	September 21, 2020
24	(10)	$512,000.00 per share	June 29, 2020
12	(11)	$512,000.00 per share	September 4, 2020
1	(12)	$7,603,200.00 per share	September 4, 2020
1	(13)	$512,000.00 per share	October 23, 2020
1	(14)	$7,603,200.00 per share	October 23, 2020
35,937,500	(15)	$0.04 per share	June 14, 2021
1,725,000	(16)	$0.04 per share	February 21, 2021
22	(17)	$11,137.28 per share	June 6, 2021
250	(18)	$0.04 per share	February 13, 2022
25	(19)	$144.00 per share	May 16, 2022
688	(20)	$15.20 per share	November 16, 2020
250	(21)	$15.20 per share	December 28, 2020
75	(22)	$16.08 per share	January 10, 2021
4,262	(23)	$0.04 per share	March 19, 2021
1,875	(24)	$16.08 per share	March 20, 2021
63	(25)	$48.00 per share	April 30, 2021
125	(26)	$48.00 per share	May 17, 2021
125	(27)	$48.00 per share	May 25, 2021
500	(28)	$48.00 per share	June 1, 2021
1,875	(29)	$200.00 per share	August 22, 2021
625	(30)	$200.00 per share	September 18, 2021
1,250	(31)	$1.12 per share	October 23, 2021
19	(32)	$0.64 per share	November 20, 2021

375	(33)	$0.32 per share	December 5, 2021
100	(34)	$0.16 per share	December 19, 2021
188	(35)	$0.24 per share	December 23, 2021
14	(36)	$0.24 per share	December 27, 2021
313	(37)	$0.24 per share	January 7, 2021
188	(38)	$0.21 per share	January 17, 2021
438	(39)	$0.16 per share	January 30, 2021
625	(40)	$0.16 per share	February 15, 2021
325,000	(41)	$0.18 per share	April 4, 2022
200,000	(42)	$0.20 per share	April 25, 2022
215,000	(43)	$0.20 per share	July 1, 2022
100,000	(44)	$0.20 per share	September 1, 2022

38,516,843*

* However, please refer to Footnote 10 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)	Issued in June 2015 in exchange for warrants originally issued as part of a May 2013 private placement.
(6)	Issued in June 2015 in exchange for warrants originally issued as part of a 2014 public offering.
(7)	Issued as part of a March 2015 private placement.
(8)	Issued to a placement agent in conjunction with a June 2015 private placement.
(9)	Issued as part of a June 2015 private placement.
(10)	Issued as part of a June 2015 private placement.
(11)	Issued as part of a June 2015 private placement.
(12)	Issued to a placement agent in conjunction with a June 2015 private placement.
(13)	Issued as part of a June 2015 private placement.
(14)	Issued to a placement agent in conjunction with a June 2015 private placement.
(15)	Issued as part of a February 2016 private placement.
(16)	Issued to a placement agent in conjunction with a February 2016 private placement.
(17) (18)	Issued pursuant to a strategic license agreement. Issued as part of a February 2017 private placement.
(19)	Issued as part of a May 2017 private placement.
(20)	Issued to investors for a loan in November 2017.
(21)	Issued to investors for a loan in December 2017.
(22)	Issued to investors for a loan in January 2018.
(23)	Issued to investors for a loan in March 2018.
(24)	Issued to investors for a loan in March 2018.
(25)	Issued to investors for a loan in April 2018.
(26)	Issued to investors for a loan in May 2018.
(27)	Issued to investors for a loan in May 2018.
(28)	Issued to investors for a loan in June 2018
(29)	Issued to investors for a loan in August 2018
(30)	Issued to investors for a loan in September 2018
(31)	Issued to investors for a loan in October 2018
(32)	Issued to investors for a loan in November 2018
(33)	Issued to investors for a loan in December 2018
(34)	Issued to investors for a loan in December 2018
(35)	Issued to investors for a loan in December 2018
(36)	Issued to investors for a loan in December 2018
(37)	Issued to investors for a loan in January 2019
(38)	Issued to investors for a loan in January 2019
(39)	Issued to investors for a loan in January 2019
(40)	Issued to investors for a loan in February 2019
(41)	Issued to investors for a loan in April 2019
(42)	Issued to investors for a loan in April 2019
(43)	Issued to investors for a loan in July 2019
(44)	Issued to investors for a loan in September 2019

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (8). In addition, warrants subject to footnotes (1) and (9)-(11), (13), and (15) – (44) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (1), (15) and (16) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

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

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,482 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 21 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 271 shares of common stock. As of September 30, 2019, the Company had issued 18 shares of common stock and rights to common stock shares for 3. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange and will expire five years from the date of issuance.

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at September 30, 2019 and December 31, 2018. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

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

As of September 30, 2019, and December 31, 2018, there was no accrual recorded for any potential losses related to pending litigation.

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

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at September 30, 2019 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2019	29
2020	120
2021	30
Total	179
Less: Interest	25
Present value of lease liability	154

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

8.   NOTES PAYABLE

Long-term Debt – Related Parties

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the exchange agreement and to modify the terms of the original exchange agreement. Under this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement. The modification also included simple interest at a 6% rate, with the principal and accrued interest due in total at the date of maturity or September 4, 2021.

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven during the quarter ended September 30, 2018	(454)
Promissory note dated September 4, 2018	$207
Interest accrued through September 30, 2019	14
Balance outstanding at September 30, 2019	$221

For Dr. Cartwright:

Salary	$337
Bonus	675
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding prior to exchange	$1,621
Amount forgiven during the quarter ended September 30, 2018	(1,302)
Promissory note dated September 4, 2018	$319
Interest accrued through September 30, 2019	21
Balance outstanding at September 30, 2019	$340

Notes Payable in Default

At September 30, 2019 and December 31, 2018, the Company maintained notes payable to both related and non-related parties totaling approximately $780,000 and $700,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high a 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans.

On July 1, 2019, the Company entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Accilent of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500). The note was fully funded on July 9, 2019 (net of a 8% original issue discount and other expenses). The note bears an interest rate of 16% and are due and payable on September 11, 2019. The Company could have prepaid the note, with three months of interest as a penalty. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. The Company will issue warrants to purchase one common share of the Company for each warrant held in the aggregate amount of 215,000 warrants at an exercise price of $0.25 per warrant, or alternatively, the same price as for warrants granted to investors as part of a financing of the Company subject to adjustment and exercisable within 3 years from issuance (the “Initial Warrants”). In the event that the common shares of the Issuer are not listed on the TSX Venture Exchange pursuant to the “Transaction” on or prior to September 1, 2019, an additional 100,000 warrants will be issued at an exercise price equal to the lesser of $0.25 or the price of the next issuance of common shares of the Issuer (the “Revised Exercise Price”). Further, the exercise price of the Initial Warrants will adjust to the Revised Exercise Price has stated herein. As of September 30, 2019, $55,548 remained outstanding, which included a fee of $3,951 and interest of $2,207.

The following table summarizes the Notes payable in default, including related parties:

	September 30, 2019	December 31, 2018
Dr. Imhoff	$198	$199
Dr. Cartwright	2	2
Ms. Rosenstock	50	50
Mr. Fowler	26	26
Mr. Mermelstein	235	211
GHS	15	15
GPB	17	17
Aquarius	108	108
Accilent	56	—
Mr. Blumberg	70	70
Mr. James	2	2
Notes payable in default, including related parties	$780	$700

The notes payable in default to related parties was $349,000 of the $780,000 balance.

Short Term Notes Payable

In July 2019, the Company entered into a premium finance agreement to finance its insurance policies totaling $142,000. The note requires monthly payments of $14,000, including interest at 4.91% and matures in April 2020. As of September 30, 2019, the note for the premium finance agreement was $99,984. The balance due on insurance policies totaled $50,000 at December 31, 2018.

On August 22, 2018, the Company issued a promissory note to an investor for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of September 30, 2019, and December 31, 2018, the Company had not repaid the note.

On September 19, 2018, the Company issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of September 30, 2019, and December 31, 2018, the Company had not repaid the note and therefore the accrued interest rate increased to 12%.

On February 15, 2019, the Company issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $1,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $1,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of September 30, 2019, the Company had not repaid the note.

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

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of September 30, 2019, $51,838 had been paid, leaving a balance of $14,745.

At September 30, 2019 and December 31, 2018, the Company also maintained short term notes payable to both related and non-related parties totaling $1,059,000 and $899,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

The following table summarizes the Short-term notes payable, including related parties:

	September 30, 2019	December 31, 2018
Dr. Imhoff	$158	$135
Dr. Cartwright	36	144
Dr. Faupel	5	123
Ms. Maloof	25	25
Mr. Case	150	150
Mr. Mamula	15	—
Mr. Gould	100	50
K2 (Shenghuo)	203	177
Everest	15	—
Premium Finance (insurance)	100	50
Mr. Blumberg	212	45
Mr. Grimm	40	—
Short-term notes payable, including related parties	$1,059	$899

The short-term notes payable in default to related parties was $639,000 of the $1,059,000 balance.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of September 30, 2019, and December 31, 2018, the Company had a note due of $496,622 and $432,000, respectively. The note accrues interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On March 12, 2018, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which the Company received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of September 30, 2019, the notes had been converted and no balance remained outstanding. At December 31, 2018, the outstanding balance was $3,095, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177. In addition, as of September 30, 2019 the beneficial conversion feature had been fully amortized. At December 31, 2018, the Company recorded a $44,444 beneficial conversion feature which $35,701 was amortized leaving and unamortized balance of $8,743. As of September 30, 2019, the beneficial conversion feature was fully amortized.

On April 5, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $65,000 in aggregate principal amount of a 12% convertible promissory note. Funds were received by the Company on April 5, 2019. The note matures on December 29, 2019 and accrues interest at a rate of 12% per year. The Company can prepay the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 135% of outstanding principal and interest at any time from 61 to 90 days from issuance and for 150% of outstanding principal and interest at any time from 91 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. After seven months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lesser of: (i) the lowest trading price during the previous 25 trading days period ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price shall mean 50% multiplied by the market price on the OTC Pink, OTCQB or applicable trading market, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest (unless the event default is due to an unfavorable OTC market designation or unavailability of Rule 144. As of September 30, 2019, the outstanding note balance was $65,000, and the Company had recorded a $65,000 beneficial conversion feature and $14,250 of debt issuance costs. As of September 30, 2019, the Company had unamortized debt issuance cost of $4,785 and an unamortized balance of $65,000 of a beneficial conversion feature. In addition, $38,822 was allocated to a warrant liability, which had a balance, net of amortization, of $15,024 as of September 30, 2019.

On May 15, 2019, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and is due and payable on May 15, 2020. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Eagle at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receive a notice of conversion is received by the Company. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of September 30, 2019, the Company had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of September 30, 2019, the outstanding note was for $57,750, which consisted of unamortized balance of $24,063 of a beneficial conversion feature, unamortized original issue discount of $3,265 and unamortized debt issuance costs of $4,664.

On May 15, 2019, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Adar at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receive a notice of conversion is received by the Company. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of September 30, 2019, the Company had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of September 30, 2019, the outstanding note was for $57,750, which consisted of unamortized balance of $24,063 of a beneficial conversion feature, unamortized original issue discount of $3,265 and unamortized debt issuance costs of $4,664.

The following table summarizes the Convertible notes payable:

	September 30, 2019	December 31, 2018
Shenghuo	$497	$432
Eagle	58	3
Adar	58	—
Auctus	65	—
Debt discount and issuance costs to be amortized	(20)	(10)
Debt discount on warrants for loan agreements	(16)	—
Debt discount related to beneficial conversion	(48)	(45)
Convertible notes payable, including related parties	$594	$380

The convertible notes payable to related parties was $497,000 of the $594,000 balance.

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

The balance due on the note was $173,755 and $151,974 at September 30, 2019 and December 31, 2018, respectively. The balance was reduced by $306,863 as part of a debt restructuring on December 7, 2016.

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

Senior Secured Promissory Note

On February 11, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC for the issuance and sale on February 12, 2016 of $1.4375 million in aggregate principal amount of a senior secured convertible note for an aggregate purchase price of $1.15 million (a 20% original issue discount of $287,500) and a discount for debt issuance costs paid at closing of $121,000 for a total of $408,500. In addition, GPB received a warrant exercisable to purchase an aggregate of approximately 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance. This was recorded as an additional discount on the debt. The convertible note matures on the second anniversary of issuance and, in addition to the 20% original issue discount, accrues interest at a rate of 17% per year. The Company is required to pay monthly interest coupons and beginning nine months after issuance, the Company is required to pay amortized quarterly principal payments. If the Company does not receive, on or before the first anniversary after issuance, an aggregate of at least $3.0 million from future equity or debt financings or non-dilutive grants, then the holder will have the option of accelerating the maturity date to the first anniversary of issuance. The Company may prepay the convertible note, in whole or in part, without penalty, upon 20 days’ prior written notice. Subject to resale restrictions under Federal securities laws and the availability of sufficient authorized but unissued shares of the Company’s common stock, the convertible note is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock, at a conversion price equal to the lesser of $640.00 per share or 70% of the average closing price per share for the five trading days prior to issuance, subject to certain customary adjustments and anti-dilution provisions contained in the convertible note. On May 28, 2016, in exchange for an additional $87,500 in cash from GPB to the Company, the principal balance was increased by the same amount. The Company is currently in default as they are past due on the required monthly interest payments. In the event of default, the Company shall accrue interest at a rate the lesser of 22% or the maximum permitted by law. The Company has accrued $117,000 for past due interest payments at December 31, 2016. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance (but as of September 30, 2019, had not done so). As of September 30, 2019, the balance due on the convertible debt was $2,177,030 as the Company has fully amortized debt issuance costs of $47,675 and the debt discount of $768,055 and recorded a 20% penalty totaling $366,373. In addition, the Company has accrued $1,059,219 of interest expense for the period ended September 30, 2019. As of December 31, 2018, the balance due on the convertible debt was $2,198,236. In addition, the Company had accrued $699,743 of interest expense for the year ended December 31, 2018. The convertible note is secured by a lien on all the Company’s assets, including its intellectual property, pursuant to a security agreement entered into by the Company and GPB.

The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of September 30, 2019, the exercise price had been adjusted to $0.04 and the number of common stock shares exchangeable for was 35,937,500. As of September 30, 2019, and December 31, 2018, the effective interest rate considering debt costs was 29%.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of September 30, 2019, and 2018, GPB had earned approximately $32,000 and $31,000 in royalties, respectively.

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

Other Convertible Debt in Default

On May 18, 2017, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $66,000, for $60,000 in net proceeds (representing a 10% original issue discount). The transaction closed on May 19, 2017. The note matures upon the earlier of our receipt of $100,000 from revenues, loans, investments, or any other means (other than the Eagle and Adar bridge financings) and December 31, 2017. In addition to the 10% original issue discount, the note accrues interest at a rate of 8% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of September 30, 2019, the Company’s total outstanding amount was $83,094, (which includes $37,926 for a default penalty) and accrued interest of $11,610. GHS converted $12,700 of principal and accrued interest payable for the nine months ended September 30, 2019. This was compared with a total outstanding amount of $94,411, (which includes $37,926 for a default penalty) and accrued interest of $517 as of December 31, 2018. GHS converted $29,642 of principal and accrued interest payable for the period ended December 31, 2018.

On March 20, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, the Company issued the note to Auctus. Pursuant to the purchase agreement, the Company also issued to Auctus a warrant exercisable to purchase an aggregate of 4,262 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.04, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matures nine months from the date of issuance and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of September 30, 2019, the Company has a net debt of $192,267 (which includes $70,931 for a default premium) and accrued interest of $33,836. Auctus converted $14,237 of principal and accrued interest payable for the nine months ended September 30, 2019. As of December 31, 2018, the Company had a net debt of $204,801 and accrued interest of $471. Auctus converted $30,152 of principal and accrued interest payable for the period ended December 31, 2018. In addition, at December 31, 2018, the Company recorded a $97,685 beneficial conversion feature which was fully amortized at year end. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of the date of this Form 10-Q quarterly report.

On May 17, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matured on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of September 30, 2019, the Company has a net debt of $14,190 (which includes $4,937 for a default penalty), and accrued interest of $3,257. As of December 31, 2018, the Company had a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $424, unamortized discount of $318 and accrued interest of $1,135. In addition, as of September 30, 2019 the beneficial conversion feature of $3,964 had been fully amortized. At December 31, 2018, $2,280 was amortized leaving and unamortized balance of $1,684.

On June 22, 2018, the Company entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matured on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. The Company may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of September 30, 2019, the Company has a net debt of $103,285 (which includes $35,285 for a default penalty), and accrued interest of $23,713. As of December 31, 2018, the Company had a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $3,318, unamortized discount of $2,844 and accrued interest of $8,263. In addition, as of September 30, 2019 the beneficial conversion feature of $29,143 had been fully amortized. At December 31, 2018, $15,288 was amortized leaving an unamortized balance of $13,855.

On July 3, 2018, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $89,250 in aggregate principal amount of a 12% convertible promissory note. On July 3, 2018, the Company issued the note to Auctus. The note matured on April 3, 2019 and accrues interest at a rate of 12% per year. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the Company’s common stock, at a conversion price equal to the lower of the price offered in the Company’s next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year which went into effect on April 3, 2019. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of September 30, 2019, the Company has a net debt of $146,102 and accrued interest of $17,532. As of December 31, 2018, the Company had a net debt of $81,528, including unamortized original issue discount of $1,443, unamortized debt issuance costs of $6,279 and accrued interest of $5,385. In addition, as of September 30, 2019 the beneficial conversion feature of $59,000 was fully amortized. At December 31, 2018, $39,233 was amortized leaving and unamortized balance of $20,267. Upon the occurrence of an event of default, Auctus may require the Company to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of this Form 10-Q quarterly report.

Auctus

From the above described paragraphs, Auctus outstanding notes totaled $338,000 for the period ended September 30, 2019. As described in the Note 12. SUBSEQUENT EVENTS, these notes were converted into the new note for Auctus of $700,000.

The following table summarizes the Convertible notes in default:

	September 30, 2019	December 31, 2018
GPB	$2,177	$2,198
GHS	375	364
Auctus	338	223
Debt Discount to be amortized	—	(7)
Convertible notes in default	$2,890	$2,778

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	Nine months ended September 30,
	2019	2018

Net (loss) income	$(3,004)	$3,650
Basic weighted average number of shares outstanding	3,296	252
Net (loss) income per share (basic)	$(0.91)	$14.48
Diluted weighted average number of shares outstanding	3,296	13,736
Net (loss) income per share (diluted)	$(0.91)	$0.27

Dilutive equity instruments (number of equivalent units):
Stock options	—	—
Preferred stock	—	1,362
Convertible debt	38,855	8,310
Warrants	30,265	3,812
Total Dilutive instruments	69,120	13,484

12. SUBSEQUENT EVENTS

In addition, after September 30, 2019, the Company entered into promissory notes with investors and related parties for a total of $33,000.

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 has been received and will have a maturity date of December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% and the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In addition, Auctus will receive 7,500,000 five-year common stock purchase warrants, at an exercise price of $0.20, on the first tranche of $700,000. From the $700,000, the Company shall receive $570,000, $65,000 will go to attorney’s fees and Auctus Fund Management, and $65,000 will be paid for the partial payment of an $89,250 promissory note that was issued on July 3, 2018 to Auctus. At a future date, the second tranche of $400,000 will be received when the Company files its S-1 registration statement. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached.

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

On December 30, 2019, the Company entered into an exchange agreement with K2 Medical. Based on this agreement the Company will exchange $803,654 of debt outstanding for: 1,905,270 common stock shares; 496,602 warrants to purchase common stock shares at a strike price of $0.20; 704,334 warrants to purchase common stock shares at a strike price of $0.25; and 704,334 warrants to purchase common stock shares at a strike price of $0.75.

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

On December 30, 2019, the Company entered into an exchange agreement with Mr. Case. Based on this agreement the Company will exchange $179,291 of debt outstanding for: 896,456 common stock shares; and 896,455 warrants to purchase common stock shares at a strike price of $0.20.

On December 30, 2019, the Company entered into an exchange agreement with Mr. Grimm. Based on this agreement the Company will exchange $51,110 of debt outstanding for: 255,548 common stock shares; and 255,548 warrants to purchase common stock shares at a strike price of $0.20.

On December 30, 2019, the Company entered into an exchange agreement with Mr. Gould. Based on this agreement the Company will exchange $111,227 of debt outstanding for: 556,136 common stock shares; and 556,136 warrants to purchase common stock shares at a strike price of $0.20.

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

On December 30, 2019, the Company entered into an exchange agreement with Ms. Rosenstock. Based on this agreement the Company will exchange $78,986 of debt outstanding for: 100,000 common stock shares; and 50,000 warrants to purchase common stock shares at a strike price of $0.25; and 50,000 warrants to purchase common stock shares at a strike price of $0.75. Ms. Rosenstock, also forgave $28,986 in debt to the Company.

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

On January 16, 2020, the Company entered into an exchange agreement with GPB. Based on this agreement the Company will exchange $3,360,811 of debt outstanding as of December 12, 2019 for: cash of $1,500,000; 1,860,811 common stock shares; 7,185,000 warrants to purchase common stock shares at a strike price of $0.20 for existing 2016 warrants; 1,860,811 warrants to purchase common stock shares at a strike price of $0.25; 3,721,622 warrants to purchase common stock shares at a strike price of $0.75; and 2,791 series D preferred stock shares. If the Company is able to raise capital in excess of $4,000,000, the exchange amounts shall be adjusted. If the financing is between $4,000,000 and $4,900,000, for every $100,000 raised in excess of $4,000,000 the Company will pay an additional $50,000 to pay down debt. If between $5,000,000 and $6,000,000 is raised thru financings, the Company will pay an additional $1,000,000 to pay down debt. If the financing is in excess of $6,000,000 then the Company will pay the entire debt balance outstanding. In the event of alternative financings, the Company may elect to pay GPB a total of $1,500,000 in cash to GPB at which time GPB shall waive any security interest in the assets of the Company, and GPB shall exchange any remaining debt from the notes into the Series D unit offering. GPB shall have the right to convert the outstanding notes into equity, but not the obligation. A 9.99% blocker shall be in effect such that GPB agrees to restrict its holdings of the Company’s common stock shares to less than 9.99% of the total number of the Company’s outstanding common stock shares at any one point in time. All royalty payments owed to GPB pursuant thereto shall remain obligations of the Company to GPB and shall remain in full force and effect. The Company shall have 8 months from the execution date of this exchange agreement, subject to early termination as forth below (in “forbearance agreement”). The Company shall be entitled to extend the forbearance agreement for four additional months for a $50,000 per month payment. If after the financing is completed and in the event of future financings or significant collaborations with a partner generating sales greater than $1,000,000, the Company agrees to buy back $500,000 of the Series D preferred stock shares. The interest rate will revert to their original non default rates. Also, all existing warrants issued prior to exchange agreement will be canceled.

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

RECENT DEVELOPMENTS

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of September 30, 2019.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the three months ended September 30, 2019 and 2018 were approximately $1,000 and $2,000, respectively. Revenues for the three months ended September 30, 2019 were approximately, $1,000 or 50% lower when compared to the same period in 2018, due to decreased sales for parts. Related costs of sales were approximately nil for the three months ended September 30, 2019 and 2018, respectively. Costs of sales for the three months ended September 30, 2019, were approximately, the same when compared to the same period in 2018. This resulted in a gross profit of approximately $1,000 on the sales of devices and disposables for the three months ended September 30, 2019 compared with a gross profit of approximately $2,000 for the same period in 2018.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2019, decreased to approximately $23,000, from approximately $43,000 to the same period in 2018. The decrease of $20,000, or 47%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended September 30, 2019, decreased to approximately $15,000, compared to $39,000 for the same period in 2018. The decrease, of approximately $24,000, or 61% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2019, decreased to approximately $151,000, compared to $154,000 for the same period in 2018. The decrease of approximately $3,000, or 2%, was primarily related to decreased insurance expenses.

Other Income: Other income was approximately $26,000 for the three months ended September 30, 2019, compared to $2,000 for the same period in 2018, an increase of $24,000 or 1,221%. Other income consists of refunds from prior years for insurance policies and financing arrangements.

Interest Expense: Interest expense for the three months ended 2019 increased to approximately $376,000, compared to $239,000 for the same period in 2018. The increase of approximately $137,000, or 57%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Gain from extinguishment of debt: Gain from the restructuring and exchange of debt due to officers for the three months ended September 30, 2019 was nil, compared to $1,039,000, compared to the same period in 2018.

Fair Value of Warrants Recovery/Expense: Fair value of warrants recovery for the three months ended September 30, 2019, increased to approximately $412,000 compared to fair value of warrants expense of $1,314,000 for the same period in 2018. The increase of approximately $1,726,000, or 131% was primarily due to the favorable significant changes in warrant conversion prices and decrease in stock price in the three months ended September 30, 2019.

Net Loss/Income: Net loss attributable to common stockholders decreased to approximately $126,000, or $0.038 per share, for the three months ended September 30, 2019, from a net loss of $757,000, or $1.60 per share, for the same period in 2018. The decrease in the net loss of $631,000, or 83% was for reasons outlined above. As stated previously, our net loss for the three months ended September 30, 2019, and 2018 was primarily realized due to an approximate $412,000 gain in the fair value of warrants recorded and $1,314,000 expense in the fair value of warrants recorded in the period, respectively and a gain from the restructuring of debt for $1,039,000 recorded in the nine months ended September 30, 2018.

There was no income tax benefit recorded for the three months ended September 30, 2019 or 2018, due to recurring net operating losses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the nine months ended September 30, 2019 and 2018 were approximately $20,000 and $15,000, respectively. Revenues for the nine months ended September 30, 2019 were approximately, $5,000 or 30% higher when compared to the same period in 2018, due to increased sales for parts. Related costs of sales were approximately $66,000 and $3,000 in the nine months ended September 30, 2019 and 2018, respectively. Costs of sales for the nine months ended September 30, 2019, were approximately, $63,000 or 2,086% higher when compared to the same period in 2018, due to adjustments to the inventory valuation and write down due to obsolescence. This resulted in a gross loss of approximately $46,000 on the sales of devices and disposables for the nine months ended September 30, 2019 compared with a gross profit of approximately $12,000 for the same period in 2018.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2019, decreased to approximately $113,000, from approximately $175,000 to the same period in 2018. The decrease of $62,000, or 35%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the nine months ended September 30, 2019, decreased to approximately $91,000, compared to $156,000 for the same period in 2018. The decrease, of approximately $65,000, or 42% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2019, decreased to approximately $522,000, compared to $780,000 for the same period in 2018. The decrease of approximately $258,000, or 33%, was primarily related to lower compensation and option expenses incurred during the same period. For 2019, general and administrative expenses consisted primarily of professional fees, insurance, and paid and accrued compensation costs.

Other Income: Other income was approximately $45,000 for the nine months ended September 30, 2019, compared to $41,000 for the same period in 2018, a decrease of $4,000 or 11%. Other income consists of refunds from prior years for insurance policies.

Interest Expense: Interest expense for the nine months ended 2019 increased to approximately $1,010,000, compared to $795,000 for the same period in 2018. The increase of approximately $215,000, or 27%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Gain from extinguishment of debt: Gain from the restructuring and exchange of debt due to officers for the nine months ended September 30, 2019 was nil, compared to $1,039,000, for the same period in 2018.

Fair Value of Warrants Recovery/Expense: Fair value of warrants expense for the nine months ended September 30, 2019, increased to approximately $1,267,000 compared to fair value of warrants recovery of $4,572,000 for the same period in 2018. The increase of approximately $5,839,000, or 128% was primarily due to the unfavorable significant changes in warrant conversion prices and decrease in stock price in the nine months ended September 30, 2019.

Net Loss/Income: Net loss attributable to common stockholders increased to approximately $3,004,000, or $0.91 per share, for the nine months ended September 30, 2019, from a net profit of $3,650,000, or $14.48 per share, for the same period in 2018. The decrease in the net income of $6,654,000, or 182% was for reasons outlined above. As stated previously, our net loss for the nine months ended September 30, 2019, and 2018 was primarily realized due to an approximate $1,267,000 loss and $4,572,000 gain in the fair value of warrants recorded in the period, respectively and a gain from the restructuring of debt for $1,039,000 recorded in the nine months ended September 30, 2018.

There was no income tax benefit recorded for the nine months ended September 30, 2019 or 2018, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At September 30, 2019, we had cash of less than $1,000 and a negative working capital of approximately $11,457,000.

Our major cash flows for the nine months ended September 30, 2019 consisted of cash out-flows of $0.6 million from operations, including approximately $3.0 million of net loss, and a net change from financing activities of $0.6 million, which primarily represented the proceeds received from issuance of common stock and warrants, and proceeds from debt financing.

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

On January 16, 2020, we entered into an exchange agreement with GPB. Based on this agreement we will exchange $3,360,811 of debt outstanding as of December 12, 2019 for: cash of $1,500,000; 1,860,811 common stock shares; 7,185,000 warrants to purchase common stock shares at a strike price of $0.20 for the 2016 warrants issued; 1,860,811 warrants to purchase common stock shares at a strike price of $0.25; 3,721,622 warrants to purchase common stock shares at a strike price of $0.75; and 2,791 series D preferred stock shares. If we are able to raise capital in excess of $4,000,000, the exchange amounts shall be adjusted. If the financing is between $4,000,000 and $4,900,000, for every $100,000 raised in excess of $4,000,000 we will pay an additional $50,000 to pay down debt. If between $5,000,000 and $6,000,000 is raised thru financings, we will pay an additional $1,000,000 to pay down debt. If the financing is in excess of $6,000,000 then we will pay the entire debt balance outstanding. In the event of alternative financings, we may elect to pay GPB a total of $1,500,000 in cash to GPB at which time GPB shall waive any security interest in our assets, and GPB shall exchange any remaining debt from the notes into the Series D unit offering. GPB shall have the right to convert the outstanding notes into equity, but not the obligation. A 9.99% blocker shall be in effect such that GPB agrees to restrict its holdings of our common stock shares to less than 9.99% of the total number of our outstanding common stock shares at any one point in time. All royalty payments owed to GPB pursuant thereto shall remain our obligations to GPB and shall remain in full force and effect. We shall have 8 months from the execution date of this exchange agreement, subject to early termination as forth below (in “forbearance agreement”). We shall be entitled to extend the forbearance agreement for four additional months for a $50,000 per month payment. If after the financing is completed and in the event of future financings or significant collaborations with a partner generating sales greater than $1,000,000, we agree to buy back $500,000 of the Series D preferred stock shares. The interest rate will revert to their original non default rates. Also, all existing warrants issued prior to exchange agreement will be canceled.

Capital resources for 2019

On December 5, 2019, we entered into an exchange agreement with Aquarius. Based on this agreement we will exchange $145,544 of debt outstanding for: 291,088 common stock shares; 145,544 warrants to purchase common stock shares at a strike price of $0.25; and 145,544 warrants to purchase common stock shares at a strike price of $0.75.

On December 30, 2019, we entered into an exchange agreement with K2 Medical. Based on this agreement we will exchange $803,654 of debt outstanding for: 1,905,270 common stock shares; 496,602 warrants to purchase common stock shares at a strike price of $0.20; 704,334 warrants to purchase common stock shares at a strike price of $0.25; and 704,334 warrants to purchase common stock shares at a strike price of $0.75.

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

On December 30, 2019, we entered into an exchange agreement with Mr. Case. Based on this agreement we will exchange $179,291 of debt outstanding for: 896,455 common stock shares; and 896,456 warrants to purchase common stock shares at a strike price of $0.20.

On December 30, 2019, we entered into an exchange agreement with Mr. Grimm. Based on this agreement we will exchange $51,110 of debt outstanding for: 255,548 common stock shares; and 255,548 warrants to purchase common stock shares at a strike price of $0.20.

On December 30, 2019, we entered into an exchange agreement with Mr. Gould. Based on this agreement we will exchange $111,227 of debt outstanding for: 556,136 common stock shares; and 556,136 warrants to purchase common stock shares at a strike price of $0.20.

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

On December 30, 2019, we entered into an exchange agreement with Ms. Rosenstock. Based on this agreement we will exchange $78,986 of debt outstanding for: 100,000 common stock shares; and 50,000 warrants to purchase common stock shares at a strike price of $0.25; and 50,000 warrants to purchase common stock shares at a strike price of $0.75. Ms. Rosenstock, also forgave $28,986 in debt.

On July 1, 2019, we entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Rev of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500) . The note was fully funded on July 9, 2019 (net of a 8% original issue discount and other expenses). The note bears an interest rate of 16% and are due and payable on September 11, 2019. We could have prepaid the note, with three months of interest as a penalty. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. We will issue warrants to purchase one common share for each warrant held in the aggregate amount of 215,000 warrants at an exercise price of $0.25 per warrant, or alternatively, the same price as for warrants granted to investors as part of our financing subject to adjustment and exercisable within 3 years from issuance (the “Initial Warrants”). In the event that the common shares of the Issuer are not listed on the TSX Venture Exchange pursuant to the “Transaction” on or prior to September 1, 2019, an additional 100,000 warrants will be issued at an exercise price equal to the lesser of $0.25 or the price of the next issuance of common shares of the Issuer (the “Revised Exercise Price”). Further, the exercise price of the Initial Warrants will adjust to the Revised Exercise Price has stated herein. As of September 30, 2019, $55,548 remained outstanding, which included a fee of $3,951 and interest of $2,207.

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

On February 14, 2019, we entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided us with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which we would have to repay $68,500. At a minimum we would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of September 30, 2019, $48,700 had been paid, leaving a balance of $17,883, as well as a discount of $12,038 and unamortized debt issuance costs of $334 remained.

On April 5, 2019, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $65,000 in aggregate principal amount of a 12% convertible promissory note. The note matures on December 29, 2019 and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 135% of outstanding principal and interest at any time from 61 to 90 days from issuance and for 150% of outstanding principal and interest at any time from 91 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. After seven months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest trading price during the previous 25 trading days period ending on the latest complete trading day prior to the date of this note, and (ii) the variable conversion price shall mean 50% multiplied by the market price on the OTC Pink, OTCQB or applicable trading market, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest (unless the event default is due to an unfavorable OTC market designation or unavailability of Rule 144. As of September 30, 2019, we had recorded a $65,000 beneficial conversion feature and $14,250 of debt issuance costs. As of September 30, 2019, we had unamortized debt issuance cost of $4,785 and an unamortized balance of $65,000 of a beneficial conversion feature. In addition, $38,822 was allocated to a warrant liability.

On May 15, 2019, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion is received by us. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of September 30, 2019, the outstanding note was for $57,750, which consisted of unamortized balance of $24,063 of a beneficial conversion feature, unamortized original issue discount of $3,265 and unamortized debt issuance costs of $4,664.

On May 15, 2019, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion is received by us. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. As of September 30, 2019, we had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of September 30, 2019, the outstanding note was for $57,750, which consisted of unamortized balance of $24,063 of a beneficial conversion feature, unamortized original issue discount of $3,265 and unamortized debt issuance costs of $4,664.

Capital resources for 2018

On August 22, 2018, the Company issued a promissory note to an investor for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of September 30, 2019, and December 31, 2018, the Company had not repaid the note and therefore the accrued interest rate increased to 12%.

On September 19, 2018, we issued a promissory note to an investor for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received from a financing of at least $2,000,000, or at the option of the investor, to be included in the our financing under the same terms as the new investors with the most favorable terms making a cash investment. If we do not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of September 30, 2019, and December 31, 2018, we had not repaid the note and therefore the accrued interest rate increased to 12%.

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven during the quarter ended September 30, 2018	(454)
Promissory note dated September 4, 2018	$207
Interest accrued through September 30, 2019	14
Balance outstanding at September 30, 2019	$221

For Dr. Cartwright:

Salary	$337
Bonus	675
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding prior to exchange	$1,621
Amount forgiven during the quarter ended September 30, 2018	(1,302)
Promissory note dated September 4, 2018	$319
Interest accrued through September 30, 2019	21
Balance outstanding at September 30, 2019	$340

On March 12, 2018, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which we received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of September 30, 2019, the notes had been converted and no balance remained outstanding. At December 31, 2018, the outstanding balance was $3,095, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177. In addition, as of September 30, 2019 the beneficial conversion feature had been fully amortized. At December 31, 2018, we recorded a $44,444 beneficial conversion feature which $35,701 was amortized leaving and unamortized balance of $8,743.

On March 20, 2018, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $150,000 in aggregate principal amount of a 12% convertible promissory note. On March 20, 2018, we issued the note to Auctus. Pursuant to the purchase agreement, we also issued to Auctus a warrant exercisable to purchase an aggregate of 4,262 shares of the Company’s common stock. The warrant is exercisable at any time, at an exercise price per share equal to $0.04, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrant has a five-year term. The note matured nine months from the date of issuance and accrued interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lower of the price offered in the our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest As of September 30, 2019, the Company has a net debt of $192,267 (which includes $70,931 for a default premium) and accrued interest of $33,836. Auctus converted $14,237 of principal and accrued interest payable for the nine months ended September 30, 2019. As of December 31, 2018, we had a net debt of $204,801 and accrued interest of $471. Auctus converted $30,152 of principal and accrued interest payable for the period ended December 31, 2018. In addition, at December 31, 2018, we recorded a $97,685 beneficial conversion feature which was fully amortized at year end. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of the date of this Form 10-Q report.

On March 30, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $15,000. The note matured on November 30, 2018. The note accrued interest at a rate of 10% per year. The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note. As of September 30, 2019, and December 31, 2018, we have net debt of $15,000 and accrued interest of $3,506 and $1,262, respectively. In addition, at December 31, 2018, the Company recorded a $6,429 beneficial conversion feature which was fully amortized at year end.

On April 30, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $103,000. The note bears an interest rate of 12% and is due and payable on February 15, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of September 30, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, we recorded a $74,586 beneficial conversion feature which was fully amortized at year end.

On May 17, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $9,250 (with $750 representing a 10% original issue discount and $1,000 for transaction costs). The note matured on June 17, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of September 30, 2019, we had a net debt of $14,190 (which includes $4,937 for a default penalty), and accrued interest of $3,257. As of December 31, 2018, we had a net debt of $14,187 (which includes $4,937 for a default penalty), including unamortized debt issuance costs of $424, unamortized discount of $318 and accrued interest of $1,135. In addition, as of September 30, 2019 the beneficial conversion feature of $3,964 had been fully amortized. At December 31, 2018, $2,280 was amortized leaving and unamortized balance of $1,684.

On June 7, 2018, we entered into a securities purchase agreement with Power Up, providing for the purchase by Power Up of a convertible note in the aggregate principal amount of $53,000. The note bears an interest rate of 12% and is due and payable on March 30, 2019. The note may be converted by Power Up at any time after 180 days from issuance into shares of our common stock at a conversion price equal to 58% of the average of the lowest two-day trading prices of the common stock during the 15 trading days prior to conversion. The note may be prepaid in accordance with its terms, at premiums ranging from 15% to 40%, depending on the time of prepayment. The note contains certain representations, warranties, covenants and events of default, including if we are delinquent in its periodic report filings with the SEC, and provides for increases in principal and interest in the event of such defaults. As of September 30, 2019, and December 31, 2018, the notes had been converted and no balance remained outstanding. In addition, at December 31, 2018, we recorded a $38,379 beneficial conversion feature which was fully amortized at year end.

On June 22, 2018, we entered into a securities purchase agreement with GHS Investments, LLC, an existing investor, providing for the purchase by GHS of a convertible promissory note in the aggregate principal amount of $68,000 (with $6,000 representing a 10% original issue discount and $2,000 for transaction costs). The note matured on June 22, 2019. In addition to the 10% original issue discount, the note accrues interest at a rate of 10% per year. We may prepay the note, in whole or in part, for 110% of outstanding principal and interest until 30 days from issuance, for 120% of outstanding principal and interest at any time from 31 to 60 days from issuance and for 140% of outstanding principal and interest at any time from 61 days to 180 days from issuance. The note may not be prepaid after 180 days. After nine months from the date of issuance, the note will become convertible, at any time thereafter, in whole or in part, at the holder’s option, into shares of our common stock, at a conversion price equal to 30% of the lowest trading price during the 25 trading days prior to conversion (if note cannot be converted due to issues with DTC then rate increases to 40%). The note includes customary event of default provisions and a default interest rate of the lesser of 20% per year or the maximum amount permitted by law. Upon the occurrence of an event of default, the holder of the note may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance. As of September 30, 2019, we had a net debt of $103,285 (which includes $35,285 for a default penalty), and accrued interest of $23,713. As of December 31, 2018, we had a net debt of $103,285 (which includes $35,285 for a default penalty), including unamortized debt issuance costs of $3,318, unamortized discount of $2,844 and accrued interest of $8,263. In addition, as of September 30, 2019 the beneficial conversion feature of $29,143 had been fully amortized. At December 31, 2018, $15,288 was amortized leaving and unamortized balance of $13,855.

On July 3, 2018, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $89,250 in aggregate principal amount of a 12% convertible promissory note. On July 3, 2018, we issued the note to Auctus. The note matured on April 3, 2019 and accrues interest at a rate of 12% per year. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 125% of outstanding principal and interest at any time from 31 to 60 days from issuance, and for 130% of outstanding principal and interest at any time from 61 days from issuance to 180 days from issuance. After nine months from the date of issuance, Auctus may convert the note, at any time, in whole or in part, into shares of the our common stock, at a conversion price equal to the lower of the price offered in the our next public offering or a 40% discount to the average of the two lowest trading prices of the common stock during the 20 trading days prior to the conversion, subject to certain customary adjustments and price-protection provisions contained in the note. The note includes customary events of default provisions and a default interest rate of 24% per year. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest. As of September 30, 2019, we had a net debt of $146,102 and accrued interest of $17,532. As of December 31, 2018, we had a net debt of $89,250, including unamortized original issue discount of $1,443, unamortized debt issuance costs of $6,279 and accrued interest of $5,385. In addition, as of September 30, 2019 the beneficial conversion feature of $59,500 had been fully amortized. At December 31, 2018, $39,233 was fully amortized. Upon the occurrence of an event of default, Auctus may require us to redeem the note (or convert it into shares of common stock) at 150% of the outstanding principal balance plus accrued and unpaid interest, this has not occurred as of the date of this Form 10-Q report. As part of the Auctus agreement this note was paid and converted into the note for Auctus of $700,000.

Auctus

From the above described paragraphs, Auctus outstanding notes totaled $338,000 for the period ended September 30, 2019. As described in the Note 12. SUBSEQUENT EVENTS, these notes were converted into the new note for Auctus of $700,000.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies has resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2019 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	March 9, 2020

