Form 10-K
period 2019-12-31
GUIDED THERAPEUTICS INC
filed 2020-04-20
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019.
OR
☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 0-22179

GUIDED THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2029543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite B Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (770) 242-8723

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Act:
 Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $500,000 as of December 31, 2019 (the last business day of the registrant’s most recently completed fiscal quarter).

As of April 17, 2020, the registrant had 11,308,191 shares of common stock outstanding.

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

In the developed world, we believe LuViva offers a more accurate and ultimately cost-effective triage medical device, to be used once a traditional Pap test or HPV test indicates the possibility of cervical cancer. Due to the high number of false positive results from Pap tests, traditional follow-on tests entail increased medical treatment costs. We believe these costs can be minimized by utilizing LuViva as a triage to determine whether and to what degree follow-on tests are warranted.

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

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 570,000 new cases in 2018, an increase of 40,000 cases from 2012. For women living in less developed regions, however, cervical cancer is the second most common cancer, and 9 out of 10 women who die from cervical cancer reside in low- and middle-income countries. In 2018, GLOBOCAN, the international cancer tracking agency, estimated that approximately 311,000 women died from cervical cancer, with 85% to 90% of these deaths occurring in low- and middle-income countries.

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

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have executed formal distribution agreements covering 54 countries and still have active contracts in place for countries that cover roughly half of the world’s population, including China and Southeast Asia (including Indonesia), Eastern Europe and Russia as well as the Middle East (including Turkey). In 2020, we intend to focus on other large markets such as those in the European Union, India,and certain Latin American countries, such as Mexico.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya and the Singapore Health Sciences Authority. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2019, we have sold 140 LuViva devices and approximately 76,780 single-use-disposable cervical guides to international distributors.

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

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $7.8 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.1 and $0.2 million in 2019 and 2018, respectively.

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

Patents
We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2019, we have 16 granted U.S. patents relating to our biophotonic cancer detection technology that were developed in-house and are owned by the Company. Currently we do not own third party patents nor do we make any outside payments for patents.

As of April 14, 2020, patents 6,400,875, 6,577,391, and 6,870,620 had expired.

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

In addition to the patents listed above, the Company owns four additional corresponding foreign patents and has applied for two additional US patents, although there is no assurance that these patents will be granted.  The Company’s strategy is to continue improving its products and filing new patents to protect those improvements.

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

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. From 2017 through 2019, we were unable to pay the annual registration fees to maintain our ISO 13485:2003 certification and our CE Mark. Once our financing is completed, we will make the required payments and reobtain both certifications. In addition, our December 21, 2018 agreement with Newmars, described above, will allow final assembly at their ISO 13485:2016 accredited facility. Once all inspections have been passed for LuViva, this will allow an alternative path for obtaining the CE Mark.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. We held a follow up teleconference with FDA on January 28, 2020 and filed a pre-submission document to the Agency on February 17, 2020 that summarized the clinical protocol to be submitted for FDA review. These studies may not be completed in 2020, although we intend to pursue FDA approval and start studies in 2020 once funds are available. We remain committed to obtaining U.S. FDA approval, but at the same time we are focused on international sales growth, where we believe the commercial opportunities are larger and the clinical need is more significant.

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

Employees and Consultants
As of December 31, 2019, we had five regular employees and three consultants to provide services to us on a full- or part-time basis. Of the eight people employed or engaged by us, two are engaged in engineering, manufacturing and development, two are engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, and three are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Risks Related to Our Business

Although we will be required to raise additional funds in 2020, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.
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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2019, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $139.6 million at December 31, 2019 summarized as follows:

Accumulated deficit, from inception to 12/31/2017	$138.6 million
Preferred dividends	$ 0.1 million
Net Profit for fiscal year 2018, ended 12/31/2018	$ (1.0) million
Accumulated deficit, from inception to 12/31/2018	$137.7 million
Net Loss for year to date ended 12/31/2019	$ 1.9 million
Accumulated deficit, from inception to 12/31/2019	$139.6 million

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $139.6 million at December 31, 2019.

We file federal taxes that may be subject to audit and adjustments from time to time.

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. We have filed our 2018 federal and state corporate tax returns. At December 31, 2019 and 2018, we have approximately $75.8 and $77.2 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level, but the use of such net operating losses may be subject to restrictions under applicable tax law. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses.

We are currently delinquent with some of our federal payroll and unemployment taxes and applicable state payroll and unemployment tax filings

In prior years we have been delinquent in filing our payroll and unemployment taxes. We are currently working with both the IRS and the State of Georgia to establish a payment plan. We have been able to abate some of the penalties associated with the late filings. We will attempt to file on time and to make payments to federal state agencies on time, but we cannot guarantee that we will have adequate funds or the personnel necessary to make these payments and filings.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, in 2018 we or our assigns must undergo an inspection and re-file for ISO 13485:2016 and the CE Mark, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain ISO 13485:2016 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

We currently depend almost exclusively on third-party distributors to sell and service LuViva internationally and to train our international distributors, and if these distributors terminate their relationships with us or under-perform, we may be unable to maintain or increase our level of international revenue. We will also need to engage additional international distributors to grow our business and expand the territories in which we sell LuViva. Distributors may not commit the necessary resources to market, sell and service LuViva to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, our revenue from international operations will be adversely affected.

The coronavirus outbreak could adversely impact our business.

In December 2019, it was first reported that there had been an outbreak of a novel strain of coronavirus, SARS-CoV-2, in China. As the coronavirus continues to spread outside of China, including throughout the United States, we may experience disruptions that could severely impact our business and regulatory filings, including:

●
impact to the financial markets;
●
disruption in our ability to sell our product in foreign markets;
●
disruption on our ability to source materials;
●
disruption in our ability to manufacture our devices and disposables;
●
delays or difficulties in completing our regulatory work;
●
limitations on our employee resources ability to work, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●
additional repercussions on our ability to operate our business.

The global outbreak of coronavirus continues to rapidly evolve. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, travel restrictions imposed by countries we conduct our business, business closures or business disruption in the world, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact to us, if any, will depend on future developments, including actions taken to contain the coronavirus.

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

As of December 31, 2019, we have been issued, or have rights to, 16 U.S. patents (including those under license). In addition, we have filed for, or have rights to, two U.S. patents (including those under license) that are still pending. We also have three granted patents that apply to our interstitial fluid analysis system as well as seven international patents that apply to our noninvasive technologies. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which is considered ordinary course payables and accrued payroll liabilities, was $4.2 million at December 31, 2019.

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

At April 7, 2020, we had notes outstanding that are collateralized by a security interest in our current and future inventory and accounts receivable. We also had a note outstanding that is collateralized by a security interest in all of our assets, including our intellectual property. When the debt is repaid, the holders’ security interests on our assets will be extinguished. However, if an event of default occurs under the notes prior to their repayment, the holders may exercise their rights to foreclose on these secured assets for the payment of these obligations. Under “cross-default” provisions in each of the notes, an event of default under one note is automatically an event of default under the other notes. Any such default and resulting foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

As of April 14, 2020, our outstanding convertible debt was convertible into an aggregate of 108,900,837 shares of our common stock, and the outstanding shares of our Series C, Series C1 and Series C2 preferred stock were convertible into an aggregate of 9,267,770 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 66,615,856 shares, contractual obligations to issue 2,132 shares, and outstanding options to purchase 50 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 97.0% of the total number of shares of common stock then issued and outstanding. However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

The shares of our common stock are only quoted in the OTC pink sheet marketplace. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

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

In order to continue operations, we will need to raise additional capital. We may attempt to raise capital through the public or private sale of our common stock or securities convertible into or exercisable for our common stock. In addition, from time to time we have issued our common stock or warrants in lieu of cash payments. If we sell additional shares of our common stock or other equity securities or issue such securities in respect of other claims or indebtedness, such sales or issuances will further dilute the percentage of our equity that you own. Depending upon the price per share of securities that we sell or issue in the future, if any, your interest in us could be further diluted by any adjustments to the number of shares and the applicable exercise price required pursuant to the terms of the agreements under which we previously issued convertible securities.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is dually listed on the OTC pink sheets under the ticker symbol “GTHP.” The number of record holders of our common stock at April 7, 2020 was 215.

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

The high and low common stock share prices for the first and second quarter of 2020 and calendar years 2019 and 2018, as reported by the OTCBB, are as set forth in the following table. All share prices set forth in the table have been retroactively adjusted to reflect the reverse stock split (as discussed above) for all periods presented.

	2020		2019		2018
	High	Low	High	Low	High	Low
First Quarter	$0.23	$0.11	$1.45	$0.02	$26.00	$4.48
Second Quarter*	$0.16	$0.10	$0.26	$0.10	$12.80	$2.40
Third Quarter			$0.25	$0.16	$3.20	$0.64
Fourth Quarter			$0.24	$0.10	$3.04	$0.08
* Through April 14, 2020.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	47	$58,083	-
Equity compensation plans not approved by security holders	-	-	-
TOTAL	47	$58,083	-

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2019 we have an accumulated deficit of approximately $139.6 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2019, the majority of our revenues were from the sale of LuViva devices and disposables. We expect that the majority of our revenue in 2020 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva
Based on discussions with our distributors, we expect to generate purchase orders for approximately $1.0 to $2.0 million in LuViva devices and disposables in 2020 and expect those purchase orders to result in actual sales of $0.5 to $1.0 million in 2020, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

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

Results of Operations

Comparison of 2019 and 2018

Sales Revenue, Cost of Sales and Gross Loss from Devices and Disposables: Revenues from the sale of LuViva devices for 2019 and 2018 were approximately $36,000 and $57,000, respectively. Revenues in 2019 were approximately, $21,000 or 37% lower when compared to the same period in 2018, due to lack of funding to support sales and marketing efforts. Related costs of sales were approximately $70,000 and $89,000 in 2019 and 2018, respectively. Costs of sales in 2019, were approximately, $19,000 or 21% lower when compared to the same period in 2018, due to lower sales and cost of sales in the same period. This resulted in a gross loss of approximately $34,000 on the sales of devices and disposables for 2019 compared with a gross loss of approximately $32,000 for the same period in 2018.

Research and Development Expenses: Research and development expenses for 2019, decreased to approximately $122,000, from approximately $244,000 in 2018. The decrease of $122,000, or 50%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for 2019, decreased to approximately $87,000, compared to $195,000 in 2018. The decrease, of approximately $108,000, or 55% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for 2019, decreased to approximately $694,000, compared to $1,077,000 for the same period in 2018. The decrease of approximately $383,000, or 36%, was primarily related to lower compensation and option expenses incurred during the same period. For 2019, general and administrative expenses consisted primarily of professional fees, insurance, and paid and accrued compensation costs.

Other Income: Other income was approximately $48,000 in 2019, compared to $54,000 in the same period in 2018, a decrease of $6,000 or 11%. Other income consists of refunds from prior years for insurance policies.

Interest Expense: Interest expense for 2019 decreased to approximately $1,412,000, compared to $1,763,000 for the same period in 2018. The decrease of approximately $351,000, or 20%, was primarily related to a decrease in the amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Fair Value of Warrants Recovery and Expense: Fair value of warrants recovery for 2019, decreased to approximately $380,000 compared to $3,234,000 for the same period in 2018. The decrease of approximately $2,854,000, or 88% was primarily due to the less favorable significant changes in warrant conversion prices and decrease in stock price, in the fiscal year ended December 31, 2019.

Gain from extinguishment of debt: Gain from the restructuring and exchange of debt due to officers for 2019, decreased to approximately nil compared to $1,039,000 for the same period in 2018. The decrease of approximately $1,039,000 or 100% was primarily due to having no exchanges of debt for equity in 2019 than in the same period in 2018.

Net loss / profit: Net loss attributable to common stockholders increased to approximately $1,921,000, or $0.58 per share, in 2019, from a net profit of $900,000, or $1.95 per share, in 2018. The increase in the net loss of $2,821,000, or 313% was for reasons outlined above. As stated previously, our net loss for the year ended December 31, 2019 was primarily realized due $1.4 million, of amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs and the other items as described above. Our net profit for the year ended December 31, 2018 was primarily realized due to a $3.2 million gain in the fair value of warrants recorded in 2018 and a $1.0 million gain from extinguishment of debt.

There was no income tax benefit recorded for 2019 or 2018, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At December 31, 2019, we had cash of approximately $899,000 and a negative working capital of approximately $11,381,000.

Our major cash flows for the year ended December 31, 2019 consisted of cash out-flows of $0.8 million from operations, including approximately $1.9 million of net loss, and a net change from financing activities of $1.7 million, which primarily represented the proceeds received from future issuance of common stock and warrants, and proceeds from debt financing. Our net loss for the year ended December 31, 2019 was primarily realized due to $1.4 million, of interest expense and of amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

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

On January 16, 2020, we entered into an exchange agreement with GPB. This exchange agreement which has not been completed will call for the exchange of $3,360,811 of debt outstanding as of December 12, 2019 for: cash of $1,500,000; 1,860,811 common stock shares; 7,185,000 warrants to purchase common stock shares at a strike price of $0.20 for the 2016 warrants issued; 1,860,811 warrants to purchase common stock shares at a strike price of $0.25; 3,721,622 warrants to purchase common stock shares at a strike price of $0.75; and 2,791 series D preferred stock shares (each Series D preferred stock share converts into 3,000 shares of the Company’s common stock shares). If we are able to raise capital in excess of $4,000,000, the exchange amounts shall be adjusted. If the financing is between $4,000,000 and $4,900,000, for every $100,000 raised in excess of $4,000,000 we will pay an additional $50,000 to pay down debt. If between $5,000,000 and $6,000,000 is raised thru financings, we will pay an additional $1,000,000 to pay down debt. If the financing is in excess of $6,000,000 then we will pay the entire debt balance outstanding. In the event of alternative financings, we may elect to pay GPB a total of $1,500,000 in cash to GPB at which time GPB shall waive any security interest in our assets, and GPB shall exchange any remaining debt from the notes into the Series D unit offering. GPB shall have the right to convert the outstanding notes into equity, but not the obligation. A 9.99% blocker shall be in effect such that GPB agrees to restrict its holdings of our common stock shares to less than 9.99% of the total number of our outstanding common stock shares at any one point in time. All royalty payments owed to GPB pursuant thereto shall remain our obligations to GPB and shall remain in full force and effect. We shall have 8 months from the execution date of this exchange agreement, subject to early termination as forth below (in “forbearance agreement”). We shall be entitled to extend the forbearance agreement for four additional months for a $50,000 per month payment. If after the financing is completed and in the event of future financings or significant collaborations with a partner generating sales greater than $1,000,000, we agree to buy back $500,000 of the Series D preferred stock shares. The interest rate will revert to their original non default rates. Also, all existing warrants issued prior to exchange agreement will be canceled.

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matures on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be made converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the latest complete trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year.

Capital resources for 2019

On December 5, 2019, we entered into an exchange agreement with Aquarius. Based on this agreement we will exchange $145,544 of debt outstanding for: 291,088 common stock shares; 145,544 warrants to purchase common stock shares at a strike price of $0.25; and 145,544 warrants to purchase common stock shares at a strike price of $0.75.

On December 30, 2019, we entered into an exchange agreement with K2 Medical. Based on this agreement we will exchange $790,544 of debt outstanding for: 1,905,270 common stock shares; 496,602 warrants to purchase common stock shares at a strike price of $0.20; 704,334 warrants to purchase common stock shares at a strike price of $0.25; and 704,334 warrants to purchase common stock shares at a strike price of $0.75.

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

On December 30, 2019, we entered into an exchange agreement with Ms. Rosenstock. Based on this agreement we will exchange $78,986 of debt outstanding for: 100,000 common stock shares; and 50,000 warrants to purchase common stock shares at a strike price of $0.25; and 50,000 warrants to purchase common stock shares at a strike price of $0.75. Ms. Rosenstock also forgave $28,986 in debt.

On July 1, 2019, we entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Rev of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500). The note was fully funded on July 9, 2019 (net of a 8% original issue discount and other expenses). The note bears an interest rate of 16% and was due and payable on September 11, 2019. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. We will issue warrants to purchase one common share for each warrant held in the aggregate amount of 215,000 warrants at an exercise price of $0.25 per warrant, or alternatively, the same price as for warrants granted to investors as part of our financing subject to adjustment and exercisable within 3 years from issuance (the “Initial Warrants”). In the event that the common shares of the Issuer were not listed on the TSX Venture Exchange pursuant to the “Transaction” on or prior to September 1, 2019, an additional 100,000 warrants will be issued at an exercise price equal to the lesser of $0.25 or the price of the next issuance of common shares of the Issuer (the “Revised Exercise Price”). Further, the exercise price of the Initial Warrants will adjust to the Revised Exercise Price has stated herein. As of December 31, 2019, $57,946 remained outstanding, which included a fee of $3,951 and accrued interest of $4,606.

Auctus Note

On December 17, 2019, we entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 has been received and will have a maturity date of December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% and the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In addition, Auctus will receive 7,500,000 five-year common stock purchase warrants, at an exercise price of $0.20, on the first tranche of $700,000. From the $700,000, received $570,000, $65,000 went to attorney’s fees and Auctus Fund Management, and $65,000 was paid for the partial payment of an $89,250 promissory note that was issued on July 3, 2018 to Auctus. At a future date, the second tranche of $400,000 will be received when we register the underlying shares. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached. As of December 31, 2019, $700,000 remained outstanding and accrued interest of $2,722.

In the event (i) the we make a public announcement of certain merger or consolidation or sale of substantially all of its assets or (ii) any person (including our company) publicly announces a tender offer to purchase 50% or more of the outstanding Common Stock, then the Conversion Price shall equal the lower of (x) the Conversion Price which would have been applicable before the date of such announcement and (y) the Conversion Price that would otherwise be in effect until the transaction is consummated or abandoned.

We shall include on each registration statement it files with the Securities and Exchange Commission (the “SEC”) all the shares of Common Stock issuable upon conversion of the Auctus Note and exercise of the Auctus Warrant (the “Auctus Registrable Securities”). We will be subject to liquidated damages of 25% of the outstanding principal balance of the Auctus Note, but not less than $15,000, if it fails to comply with the registration requirement.

Six months following the date of the Auctus Note, Auctus shall have the right to redeem all or a portion of the Auctus Note, up to the maximum monthly redemption amount as set forth in the Auctus Note. Payments for such redemption maybe made either in cash or shares or a combination of both.

The Auctus Warrant entitles its holder to purchase 7,500,000 shares of the Common Stock at an exercise price of $0.2 per share (the “Exercise Price”), subject to certain adjustments as provided in the Auctus Warrant. If we at any time while the Auctus Warrant is outstanding, sells any Common Stock or securities entitling any person to acquire shares of Common Stock at an effective price per share less than the then Exercise Price (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”), then the Exercise Price shall be reduced at the option of the holder and only reduced to equal the Base Share Price, and the number of Warrant Shares issuable hereunder shall be increased proportionately. The Auctus Warrant may be exercised cashlessly if there is no effective registration statement covering the Common Stock issuable upon exercise of the Auctus Warrant. The Auctus Warrant contains a 4.99% beneficial ownership blocker.

Pursuant to a Security Agreement between Auctus (the “Auctus Security Agreement”) and us dated December 17, 2019, all our obligations under the Auctus Note are secured by our assets and personal properties, subordinate only to the our obligations to GPB Debt Holdings II LLC and senior to all other obligations.

On December 17, 2019, we also entered into a Registration Rights Agreement (the “Auctus Registration Rights Agreement”) with Actus pursuant to which, we agreed to file with the SEC a registration statement covering the maximum number of the Auctus Registrable Securities within 90 days of the date of the Registration Rights Agreement and use its reasonable best efforts to amend or file a new Registration Statement to cover all the Registrable Securities as soon as practicable. All reasonable expenses related to such registration shall be borne by us.

Series D Financing

During December 2019 and January 2020, the Company received equity investments in the amount of $738,000. These investors received a total of 1,476,000 common stock shares and 1,476,000 warrants to purchase common stock shares at a strike price of $0.25, 1,476,000 warrants to purchase common stock shares at a strike price of $0.75 and 738 Series D preferred stock shares (each Series D preferred stock share converts into 3,000 shares of the Company’s common stock shares). Of the amount invested $388,000 was from related parties.

We agreed use commercially reasonable efforts to have its Common Stock listed on the TSX Venture Exchange. Commencing on the date of listing of the Common Stock on TSX Venture Exchange, each Series D Investor has the right, upon 5 days’ notice to us, to exchange its Series D Preferred into certain 12% Senior Secured Debentures (the “Debentures”) on the basis of $1 Stated Value of Series D Preferred for $1 principal amount of the Debentures. The Debentures shall bear interest at 10% per annum, payable quarterly in cash or, at our option, in shares of Common Stock at the average of the 20 VWAPs (as defined in the Debentures) immediately prior to the payment date.

Each share of Series D Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series D Certificate of Designation (the “Series D Conversion Price”). The conversion of Series D Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series D Preferred. If the average of the VWAPs (as defined in the Series D Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series D Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds a number of shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series D Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends .

The Series D Warrants may be exercised cashlessly if there is no effective registration statement covering the Common Stock issuable upon exercise of the Series D Warrants. The Series D Warrants contain a 4.99% beneficial ownership blocker which may be increased to 9.99% at the holder’s election.

On December 30, 2019, we also entered into a Security Agreement with the Series D Investors (the “Series D Security Agreement”) pursuant to which all obligations under the Debentures and the Series D Certificate of Designation are secured by all of our assets and personal properties.

On December 30, 2019, we also entered into a Registration Rights Agreement (the “Series D Registration Rights Agreement “) with the Series D Investors pursuant to which we agreed to file with the SEC, a registration statement on a Form S-3 (or on other appropriate form if a Form S-3 is not available) covering the Common Stock issuable upon conversion of the Debentures or exercise of the Series D Warrants within 90 days of the date of the Registration Rights Agreement and cause such registration statement to be declared effective within 120 days of the date of the Registration Rights Agreement. All reasonable expenses related to such registration shall be borne by us.

On February 14, 2019, we entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided us with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which we would have to repay $68,500. At a minimum we would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,484 had been paid, leaving a balance of $8,016, the discount and unamortized debt issuance costs had been fully amortized.

Effective March 29, 2019, we entered into a securities purchase with Auctus for the issuance of a $65,000 convertible promissory note. At issuance, we recorded a $65,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% until it matured in December 2019. Beginning December 2019, the note is convertible, in whole or in part, at the holder's option, into shares of our stock at a conversion price equal to 50% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note we may be required to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, the balance due on this total was $106,210, including a default penalty of $41,210. Interest accrued on the note totaled $142 at December 31, 2019 and is included in accrued expenses on the accompanying consolidated balance sheet.

On May 15, 2019, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion is received by us. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2019, the outstanding note was for $27,817, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $1,166 included in accrued expenses on the accompanying consolidated balance sheet.

On May 15, 2019, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. We could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion is received by us. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. In addition, we had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of December 31, 2019, the note outstanding increased to $87,970 as a default penalty of $27,030 was added to the outstanding balance of the note, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $3,190 included in accrued expenses on the accompanying consolidated balance sheet.

See “—Recent Developments” for information regarding capital-raising activities since December 31, 2019.

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

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our distributors, we expect to generate purchase orders for approximately $1.0 to $2.0 million in LuViva devices and disposables in 2020 and expect those purchase orders to result in actual sales of $0.5 to $1.0 million in 2020, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

/s/ UHY LLP
UHY LLP

Sterling Heights, Michigan
April 20, 2020

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (in thousands)
AS OF DECEMBER 31,

ASSETS	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$899	$-
Accounts receivable, net of allowance for doubtful accounts of $114 and $157 at December 31, 2019 and 2018, respectively	13	13
Inventory, net of reserves of $831 and $767 at December 31, 2019 and 2018, respectively	48	114
Other current assets	70	69
Total current assets	1,030	196
NONCURRENT ASSETS:
Property and equipment, net	-	21
Lease asset-right, net of amortization	132	-
Other assets	18	19
Total noncurrent assets	150	40
TOTAL ASSETS	1,180	236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, related parties	349	334
Notes payable in default	427	366
Short-term notes payable	380	225
Short-term notes payable, related parties	646	674
Convertible notes in default	2,915	2,778
Short-term convertible notes payable	73	-
Short-term convertible notes payable, related parties	513	380
Accounts payable	2,897	3,013
Accounts payable, related parties	136	-
Accrued liabilities	3,235	3,156
Subscription receivable	635	-
Current portion of lease liability	103	-
Deferred revenue	101	66
Total current liabilities	12,410	10,992
LONG-TERM LIABILITIES:
Warrants, at fair value	5,092	4,728
Lease liability	29	-
Long-term convertible notes payable, net	15	-
Long-term debt-related parties	569	340
Total long-term liabilities	5,705	5,068
TOTAL LIABILITIES	18,115	16,060

COMMITMENTS & CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2019 and 2018, respectively. (Liquidation preference of $286 at December 31, 2019 and 2018, respectively).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of December 31, 2019 and 2018, respectively. (Liquidation preference of $1,049 at December 31, 2019 and 2018).	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of December 31, 2019 and 2018, respectively. (Liquidation preference of $3,263 at December 31, 2019 and 2018).	531	531
Common stock, $.001 par value; 3,000,000 shares authorized, 3,319 and 2,669 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3,394	2,877
Additional paid-in capital	118,552	118,259
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(139,555)	(137,634)
TOTAL STOCKHOLDERS’ DEFICIT	(16,935)	(15,824)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,180	236

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
FOR THE YEARS ENDED DECEMBER 31,

	2019	2018
REVENUE:
Sales – devices and disposables, net	$36	$57
Cost of goods sold	70	89
Gross loss	(34)	(32)

OPERATING EXPENSES:

Research and development	122	244
Sales and marketing	87	195
General and administrative	694	1,077
Total operating expenses	903	1,516

Operating loss	(937)	(1,548)

OTHER INCOME (EXPENSES):
Other income	48	54
Interest expense	(1,412)	(1,763)
Gain from extinguishment of debt	-	1,039
Change in fair value of warrants	380	3,234
Total other income (expenses)	(984)	2,564

(LOSS) INCOME BEFORE INCOME TAXES	(1,921)	1,016

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	(1,921)	1,016

PREFERRED STOCK DIVIDENDS	-	(116)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,921)	$900
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.58)	$1.95
DILUTED	$(0.58)	$0.0138

WEIGHTED AVERAGE SHARES OUTSTANDING

BASIC	3,302	462
DILUTED	3,302	65,227

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2018	1	$355	4	$701	-	$-	62	$791	$117,416	$(132)	$(138,533)	$(19,402)
Issuance of warrants with debt	-	-	-	-	-	-	-	-	20	-	-	20
Conversion of Series C preferred stock to common stock	(1)	(250)	-	-	-	-	160	128	409	-	(117)	170
Conversion of debt into common stock	-	-	-	-	-	-	2,359	1,888	(963)	-	-	925
Issuance of common stock	-	-	-	-	-	-	88	70	(23)	-	-	47
Exchange of Series C1 for C2 preferred stock	-	-	(3)	(531)	3	531	-	-	-	-	-	-
Beneficial conversion feature for convertible debt	-	-	-	-	-	-	-	-	689	-	-	689
Stock-based compensation	-	-	-	-	-	-	-	-	44	-	-	44
Forgiveness of debt	-	-	-	-	-	-	-	-	667	-	-	667
Net income	-	-	-	-	-	-	-	-	-	-	1,016	1,016
BALANCE, December 31, 2018	-	$105	1	$170	3	$531	2,669	$2,877	$118,259	$(132)	$(137,634)	$(15,824)

Shares in transit	-	-	-	-	-	-	-	-	692	-	-	692
Conversion of debt into common stock	-	-	-	-	-	-	650	517	(484)	-	-	33
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	77	-	-	77
Stock-based compensation	-	-	-	-	-	-	-	-	8	-	-	8
Net income	-	-	-	-	-	-	-	-	-	-	(1,921)	(1,921)
BALANCE, December 31, 2019	-	$105	1	$170	3	$531	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,921)	$1,016
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	1
Depreciation	21	27
Amortization of debt issuance costs and discounts	105	190
Amortization of beneficial conversion feature	92	645
Stock based compensation	8	44
Change in fair value of warrants	(380)	(3,234)
Gain on extinguishment of debt	-	(1,039)
Changes in operating assets and liabilities:
Accounts receivable	-	(10)
Inventory	66	151
Other current assets	(2)	42
Other assets	1	41
Accounts payable	20	(6)
Deferred revenue	35	45
Accrued liabilities	1,149	722
Total adjustments	1,115	(2,382)

Net cash used in operating activities	(806)	(1,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	1,351	1,386
Payments made on notes and loans payable	(281)	(192)
Proceeds for future issuance of common stock, warrants and preferred stock	635	126
Net proceeds from issuance of common stock and warrants	-	44

Net cash provided by financing activities	1,705	1,364

NET CHANGE IN CASH AND CASH EQUIVALENTS	899	(1)

CASH AND CASH EQUIVALENTS, beginning of year	-	1

CASH AND CASH EQUIVALENTS, end of year	$899	$-

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$14	$116
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$33	$925
Dividends on preferred stock	$-	$116

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2019 AND 2018

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2019 and 2018.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2019, it had an accumulated deficit of approximately $139.6 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At December 31, 2019, the Company had a negative working capital of approximately $11.4 million, accumulated deficit of $139.6 million, and incurred a net loss of $1.9 million for the year then ended (the net loss for the year ended December 31, 2019 was primarily realized due to a $1.4 million in interest expense). Stockholders’ deficit totaled approximately $16.9 million at December 31, 2019, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

During the end of 2019 and beginning of 2020, the Company was able to raise $1.4 million in equity and debt investments. In addition, the Company has executed several exchange agreements that will convert debt for equity, as well as eliminate some existing debt. The Company’s capital-raising efforts are ongoing and the Company has taken the following steps to increase the likelihood of a successful financing: 1) Applied to the Canadian Stock Exchange for a possible listing, 2) Debt has been significantly reduced and additional agreements are in place, contingent on a successful financing, to reduce debt even further either by forgiveness of debt and/or exchanges of debt for equity and 3) Monthly operating expenses are scrutinized and controlled. If sufficient capital cannot be raised during 200, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 46.0 million shares of its common stock outstanding at December 31, 2019, with exercise prices ranging between $0.04 and $60,000 per share. Exercises of these warrants would generate a total of approximately $1.6 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available. However, please refer to Footnote 11 - CONVERTIBLE DEBT IN DEFAULT in the paragraph: Debt Restructuring for more information regarding our warrants.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At December 31, 2019 and 2018, our inventories were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Raw materials	$781	$783
Work in process	81	81
Finished goods	17	17
Inventory reserve	(831)	(767)
Total	$48	$114

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense is included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Equipment	$1,349	$1,378
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	180	199
	2,393	2,441
Less accumulated depreciation	(2,393)	(2,420)
Total	$-	$21

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Other Assets

Other assets primarily consist of a deposit for the corporate office.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $15,000 and $11,000 in 2019 and 2018, respectively.

Leases
With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease asset-right and a lease liability. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. The Company analyzed the lease at its effective date and calculated an initial lease payment amount of $267,380 with a present value of $213,000 using a 20% discount. As of December 31, 2019, the balance of the lease asset – right and lease liability was approximately $132,000.

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

Accrued Liabilities

Accrued liabilities are summarized as follows at December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Compensation	$1,123	$1,030
Professional fees	181	203
Interest	1,603	892
Warranty	2	2
Vacation	41	53
Preferred dividends	120	120
Stock subscription for licenses	-	692
Other accrued expenses	165	164
Total	$3,235	$3,156

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of December 31, 2019, the Company had reserved 1,270,000 common stock shares in exchange for $635,000.

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

Revenue by product line:

	Year Ended December 31,
	2019	2018
Devices	$17	$17
Disposables	2	32
Other	15	1
Warranty	2	7
Total	$36	$57

Revenue by geographic location:

	Year Ended December 31,
	2019	2018
Asia	$22	$49
Africa	-	8
Europe	14	-
Total	$36	$57

Significant Distributors

As of the year ended December 31, 2019, all the Company’s revenues were from three distributors and for extended warranties. Revenue from these distributors totaled approximately $36,000 for the year ended December 31, 2019. For the year ended December 31, 2018, 82% of the Company’s revenue was from one distributor and totaled $40,750. There were no amounts due from these distributors as of December 31, 2019, and 2018.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of December 31, 2019, and 2018, the Company had $101,000 and $66,000 in deferred revenue, respectively.

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

The Company has filed its 2018 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2019, the Company has approximately $76 million of net operating losses, but it has not filed its Federal tax returns, therefore this number may not be accurate. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

As of January 1, 2018, corporate tax rates in the U.S. have decreased from 34% to 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2019 and, 2018, there were no uncertain tax positions.

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

For the years ended December 31, 2019 and 2018, share-based compensation for options attributable to employees, officers and Board members were approximately $8,000 and $44,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2019, the Company did not have any unrecognized compensation costs related to granted stock options to be recognized.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2019. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2019 and 2018:

FAIR VALUE MEASUREMENTS (In Thousands)
The following is summary of items that the Company measures at fair value on a recurring basis:
	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Short-term loans	-	-	(83)	(83)
Warrants issued in connection with Long-term loans	-	-	(893)	(893)
Warrants issued in connection with Senior Secured Debt	-	-	(4,002)	(4,002)
Embedded derivative due to the conversion option that needed to be bifurcated for the Auctus $700,000 loan on December 17, 2019	-	-	-	-
Total long-term liabilities at fair value	$-	$-	$(5,092)	$(5,092)

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Senior Secured Debt	-	-	(4,614	(4,614
Total long-term liabilities at fair value	$-	$-	$(4,728	$(4,728

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Distributor Debt	Short-Term Loans	Senior Secured Debt	Long-Term Loans	Total
Balance, December 31, 2018	$(114)	$-	$(4,614)	$-	$(4,728)
Warrants issued during the year	-	(108)	-	(636)	(744)
Change in fair value during the year	-	25	612	(257)	380
Balance, December 31, 2019	$(114)	$(83)	$(4,002)	$(893)	$(5,092)

As of December 31, 2019, the fair value of warrants was approximately $5.1 million. A net change of approximately $0.4 million has been recorded to the accompanying statement of operations for the year ended.

4. STOCKHOLDER’S DEFICIT

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 3,319,486 were issued and outstanding as of December 31, 2019. As of December 31, 2018, there were 3,000,000,000 authorized shares of common stock, of which 2,669,348 were issued and outstanding.

For the year ended December 31, 2019, the Company issued 650,138 shares of common stock as listed below:

Convertible Debt Conversions	650,138

Summary table of common stock share transactions:

Balance at December 31, 2018	2,669,348
Issued in 2019	650,138
Balance at December 31, 2019	3,319,486

Common stock shares to be issued for subscription receivables and debt exchange agreements

As of December 31, 2019, the Company received investments for common stock shares and warrants. The Company also received debt exchange agreements for common stock shares and warrants. As of December 31, 2019, the Company had not issued the common stock shares to the investors and debtors.

During December 2019, the Company received equity investments in the amount of $635,000. These investors will receive a total of 1,270,000 common stock shares and 1,270,000 warrants to purchase common stock shares at a strike price of $0.25, 1,270,000 warrants to purchase common stock shares at a strike price of $0.75 and 635 Series D preferred stock (each Series D preferred stock shares converts into 3,000 shares of the Company’s common stock shares). Of the amount invested $350,000 was from related parties.

On December 5, 2019, the Company entered into an exchange agreement with Aquarius. Based on this agreement the Company will exchange $145,544 of debt outstanding for: 291,088 common stock shares; 145,544 warrants to purchase common stock shares at a strike price of $0.25; and 145,544 warrants to purchase common stock shares at a strike price of $0.75.

On December 30, 2019, the Company entered into an exchange agreement with K2 Medical. Based on this agreement the Company will exchange $790,544 of debt outstanding for: 1,881,495 common stock shares; 496,602 warrants to purchase common stock shares at a strike price of $0.20; 692,446 warrants to purchase common stock shares at a strike price of $0.25; and 692,446 warrants to purchase common stock shares at a strike price of $0.75.

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

On December 30, 2019, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company will exchange $400,417 of debt outstanding for: 1,699,255 common stock shares; 1,497,367 warrants to purchase common stock shares at a strike price of $0.20; 100,944 warrants to purchase common stock shares at a strike price of $0.25; and 100,944 warrants to purchase common stock shares at a strike price of $0.75.

On December 30, 2019, the Company entered into an exchange agreement with Ms. Rosenstock. Based on this agreement the Company will exchange $78,986 of debt outstanding for: 100,000 common stock shares; and 50,000 warrants to purchase common stock shares at a strike price of $0.25; and 50,000 warrants to purchase common stock shares at a strike price of $0.75. Ms. Rosenstock also forgave $28,986 in debt to the Company.

On December 30, 2019, the Company entered into an exchange agreement with Michael James. Based on this agreement the Company will exchange $2,286 of debt outstanding for: 7,746 common stock shares; 1,227 warrants to purchase common stock shares at a strike price of $0.25; 1,227 warrants to purchase common stock shares at a strike price of $0.75; and 5,291 warrants to purchase common stock shares at a strike price of $0.20.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”), of which 286 were issued and outstanding at December 31, 2019 and 2018, respectively and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at December 31, 2019 and 2018, respectively.

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

The Company will issue Series D Preferred Stock in 2020. At the end of 2019 and beginning of 2020, the Company had subscriptions from investors that would provide each investor one Series D Preferred Stock share for each $1,000 invested. And each Series D preferred stock converts into 3,000 shares of the Company’s common stock shares.

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

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2019, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2019, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At December 31, 2019, the exercise price per share was $512,000.

On May 23, 2016, an investor canceled certain of these warrants, exercisable into 903 shares of common stock. The same investor also transferred certain of these warrants, exercisable for 150 shares of common stock, to two investors who also had participated in the 2015 Series C financing.

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C preferred stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C preferred stock held for 2.25 shares of the Company’s newly created Series C1 Preferred Stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 stated value per share of the holder’s shares of Series C1 Preferred Stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C preferred stock surrendered, the Company issued 4,312 shares of Series C1 Preferred Stock and 29 shares of common stock. At December 31, 2019, there were 1,050 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

On August 31, 2018, 3,262.25 shares of Series C1 Preferred Stock were surrendered, and the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2019, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2019, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2019:

Warrants (Underlying Shares)
Outstanding, January 1, 2019	23,551,857
Issuances	22,465,001
Canceled / Expired	(18)
Exercised	-
Outstanding, December 31, 2019	46,016,840

The Company had the following shares reserved for the warrants as of December 31, 2019:

Warrants (Underlying Shares)	Exercise Price	Expiration Date
13(1)	$60,000.00 per share	June 14, 2021
2(7)	$5,760,000.00 per share	December 2, 2020
2(8)	$7,040,000.00 per share	December 2, 2020
1(9)	$7,603,200.00 per share	June 29, 2020
13(9)	$512,000.00 per share	September 21, 2020
24(10)	$512,000.00 per share	June 29, 2020
12(11)	$512,000.00 per share	September 4, 2020
1(12)	$7,603,200.00 per share	September 4, 2020
1(13)	$512,000.00 per share	October 23, 2020
1(14)	$7,603,200.00 per share	October 23, 2020
35,937,500(15)	$0.04 per share	June 14, 2021
1,725,000(16)	$0.04 per share	February 21, 2021
22(17)	$11,137.28 per share	June 6, 2021
250(18)	$0.04 per share	February 13, 2022
25(19)	$144.00 per share	May 16, 2022
688(20)	$15.20 per share	November 16, 2020
250(21)	$15.20 per share	December 28, 2020
75(22)	$16.08 per share	January 10, 2021
4,262(23)	$0.04 per share	March 19, 2021
1,875(24)	$16.08 per share	March 20, 2021
63(25)	$48.00 per share	April 30, 2021
125(26)	$48.00 per share	May 17, 2021
125(27)	$48.00 per share	May 25, 2021
500(28)	$48.00 per share	June 1, 2021
1,875(29)	$200.00 per share	August 22, 2021
625(30)	$200.00 per share	September 18, 2021
1,250(31)	$1.12 per share	October 23, 2021
19(32)	$0.64 per share	November 20, 2021
375(33)	$0.32 per share	December 5, 2021
100(34)	$0.16 per share	December 19, 2021
188(35)	$0.24 per share	December 23, 2021
14(36)	$0.24 per share	December 27, 2021
313(37)	$0.24 per share	January 7, 2021
188(38)	$0.21 per share	January 17, 2021
438(39)	$0.16 per share	January 30, 2021
625(40)	$0.16 per share	February 15, 2021
325,000(41)	$0.18 per share	April 4, 2022
200,000(42)	$0.20 per share	April 25, 2022
215,000(43)	$0.20 per share	July 1, 2022
100,000(44)	$0.20 per share	September 1, 2022
7,500,000(45)	$0.20 per share	December 17, 2024
46,016,840*

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
(17)
Issued pursuant to a strategic license agreement.
(18)
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
(43)
Issued to investors for a loan in July 2019
(44)
Issued to investors for a loan in September 2019
(45)
Issued to investors for a loan in December 2019

All outstanding warrant agreements provide for anti-dilution adjustments in the event of certain mergers, consolidations, reorganizations, recapitalizations, stock dividends, stock splits or other changes in the Company’s corporate structure; except for (8). In addition, warrants subject to footnotes (1) and (9)-(11), (13), and (15) – (45) in the table above are subject to “lower price issuance” anti-dilution provisions that automatically reduce the exercise price of the warrants (and, in the cases of warrants subject to footnote (1), (15) and (16) in the table above, increase the number of shares of common stock issuable upon exercise), to the offering price in a subsequent issuance of the Company’s common stock, unless such subsequent issuance is exempt under the terms of the warrants.

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

The warrants subject to footnote (1) are subject to a mandatory exercise provision. This provision permits the Company, subject to certain limitations, to require exercise of such warrants at any time following (a) the date that is the 30th day after the later of the Company’s receipt of U.S. FDA approval for LuViva and the date on which the common stock achieves an average market price for 20 consecutive trading days of at least $832,000.00 with an average daily trading volume during such 20 consecutive trading days of at least 250 shares, or (b) the date on which the average market price of the common stock for 20 consecutive trading days immediately prior to the date the Company delivers a notice demanding exercise is at least $103,680,000.00 and the average daily trading volume of the common stock exceeds 250 shares for such 20 consecutive trading days. If these warrants are not timely exercised upon demand, they will expire. Upon the occurrence of certain events, the Company may be required to repurchase these warrants, as well as the warrants subject to footnote (1) in the table above. The holders of the warrants subject to footnote (1) in the table above have agreed to surrender the warrants, upon consummation of a qualified public financing, for new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants.

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

Series B Tranche B Warrants

As discussed in Note 3, Fair Value Measurements, between June 13, 2016 and June 14, 2016, the Company entered into various agreements with holders of the Company’s “Series B Tranche B” warrants, pursuant to which each holder separately agreed to exchange the warrants for either (1) shares of common stock equal to 166% of the number of shares of common stock underlying the surrendered warrants, or (2) new warrants exercisable for 200% of the number of shares underlying the surrendered warrants, but without certain anti-dilution protections included with the surrendered warrants. In total, for surrendered warrants then-exercisable for an aggregate of 1,482 shares of common stock (but subject to exponential increase upon operation of certain anti-dilution provisions), the Company issued or is obligated to issue 21 shares of common stock and new warrants that, if exercised as of the date hereof, would be exercisable for an aggregate of 271 shares of common stock. As of December 31, 2019, the Company had issued 18 shares of common stock and rights to common stock shares for 3. In certain circumstances, in lieu of presently issuing all of the shares (for each holder that opted for shares of common stock), the Company and the holder further agreed that the Company will, subject to the terms and conditions set forth in the applicable warrant exchange agreement, from time to time, be obligated to issue the remaining shares to the holder. No additional consideration will be payable in connection with the issuance of the remaining shares. The holders that elected to receive shares for their surrendered warrants have agreed that they will not sell shares on any trading day in an amount, in the aggregate, exceeding 20% of the composite aggregate trading volume of the common stock for that trading day. The holders that elected to receive new warrants will be required to surrender their old warrants upon consummation of the Company’s next financing resulting in net cash proceeds to the Company of at least $1 million. The new warrants will have an initial exercise price equal to the exercise price of the surrendered warrants as of immediately prior to consummation of the financing, subject to customary “downside price protection” for as long as the Company’s common stock is not listed on a national securities exchange and will expire five years from the date of issuance.

5. INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2019, the company had NOL carryforwards available through 2038 of approximately $75.8 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $4.2 million may only be used to offset 80% of taxable income and are carried forward indefinitely.
Components of deferred taxes are as follow at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Warrant liability	$1,087	$1,182
Accrued executive compensation	515	498
Reserves and other	468	488
Net operating loss carryforwards	18,961	19,297
	21,031	21,465
Valuation allowance	(21,031)	(21,465
Net deferred tax assets	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2019	2018
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(25)	(25)
Effective tax rate	0%	0%

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

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2019, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2019.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations. The Company has filed its 2018 federal and state corporate tax returns.

The provision for income taxes as of the dates indicated consisted of the following (in thousands) December 31:

	2019	2018
Current	$-	$-
Deferred	-	-
Deferred provision	-	-
Impact of change in enacted tax rates	-	-
Change in valuation allowance	-	-
Total provision for income taxes	$-	$-

In 2019 and 2018, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

6. STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at December 31, 2019 and 2018. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

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

As of December 31, 2019, and 2018, there was no accrual recorded for any potential losses related to pending litigation.

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

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at December 31, 2019 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2020	120
2021	30
Total	159
Less: Interest	27
Present value of lease liability	132

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

On July 24, 2019, Shandong Yaohua Medical Instrument Corporation (“SMI”), agreed to modify its existing agreement. Under the terms of this modification, the Company agreed to grant (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the following terms and conditions. First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 common stock shares. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs cervical guides then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after CFDA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacture. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: Filing an application with the Chinese FDA for the approval of LuViva; Any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions. The Company had recorded an accrued liability for SMI of $692,335, which will be reclassified to additional paid in capital and 12,147 common stock shares. The common stock shares were issued on March 5, 2020.

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

9.   NOTES PAYABLE

Notes Payable in Default

At December 31, 2019 and 2018, the Company maintained notes payable to both related and non-related parties totaling approximately $776,000 and $700,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high a 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans.

On July 1, 2019, the Company entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Accilent of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500). The note was fully funded on July 9, 2019 (net of an 8% original issue discount and other expenses). The note bears an interest rate of 16% and was due and payable on September 11, 2019. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. The Company will issue warrants to purchase one common share of the Company for each warrant held in the aggregate amount of 215,000 warrants at an exercise price of $0.25 per warrant, or alternatively, the same price as for warrants granted to investors as part of a financing of the Company subject to adjustment and exercisable within 3 years from issuance (the “Initial Warrants”). In the event that the common shares of the Issuer are not listed on the TSX Venture Exchange pursuant to the “Transaction” on or prior to September 1, 2019, an additional 100,000 warrants will be issued at an exercise price equal to the lesser of $0.25 or the price of the next issuance of common shares of the Issuer (the “Revised Exercise Price”). Further, the exercise price of the Initial Warrants will adjust to the Revised Exercise Price has stated herein. As of December 31, 2019, $57,946 remained outstanding, which included a fee of $4,951 and interest of $4,606.

The following table summarizes the Notes payable in default, including related parties:

	December 31, 2019	December 31, 2018
Dr. Imhoff	$199	$199
Dr. Cartwright	2	2
Ms. Rosenstock	50	50
Mr. Fowler	26	26
Mr. Mermelstein	244	211
GHS	-	15
GPB	17	17
Aquarius	108	108
Accilent	58	-
Mr. Blumberg	70	70
Mr. James	2	2
Notes payable in default	$776	$700

The notes payable to related parties was $349,000 of the $776,000 balance at December 31, 2019.

Short Term Notes Payable

In July 2019, the Company entered into a premium finance agreement to finance its insurance policies totaling $142,000. The note requires monthly payments of $14,459, including interest at 4.91% and matures in April 2020. As of December 31, 2019, the note for the premium finance agreement was $57,483. The balance due on insurance policies totaled $50,000 at December 31, 2018.

On August 22, 2018, the Company issued a promissory note to Mr. Case for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 1,500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2019, and 2018, the Company had not repaid the note and original issue discount of $157,500 ($7,500 is recorded in accrued expenses).

On September 19, 2018, the Company issued a promissory note to Mr. Gould for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $2,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company does not complete a financing of at least $2,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $2,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $2,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2019, and 2018, the Company had not repaid the note a and original issue discount of $52,500 ($2,500 is recorded in accrued expenses) and therefore the accrued interest rate increased to 12%.

On February 15, 2019, the Company issued a promissory note to Mr. Gould for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). Pursuant to the promissory note the entire unpaid principal balance on the promissory note together with all accrued and unpaid interest and loan origination fees, if any, at the choice of the investor, shall be due and payable in full from the funds received by the Company from a financing of at least $1,000,000, or at the option of the investor, to be included in the Company’s financing under the same terms as the new investors with the most favorable terms making a cash investment. If the Company did not complete a financing of at least $1,000,000 within 90 days of the execution of this promissory note, any unpaid amounts shall be due in full to the investor and shall accrue interest at 12% (instead of 6%) per annum from the date thereof (90 days after execution), if not paid in full. In addition, the investor will be granted 500,000 warrants under this promissory note. The warrants shall be issued and vest upon the financing of at least $1,000,000 and expire on the third anniversary of said financing. The warrant exercise price shall be set at the same price as for warrants granted to the investors with the most favorable terms as part of any $1,000,000 or more financing of the Company or $0.25, whichever is lower. The warrants shall have standard anti-dilution features to protect the holder from dilution due to down rounds of financing. As of December 31, 2019, the Company had not repaid the note and original issue discount of $52,500 ($2,500 is recorded in accrued expenses).

For a total note that had not been repaid to Mr. Gould of $100,000 and $5,000 of which is recorded in accrued expenses for original issue discount.

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

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016.

At December 31, 2019 and 2018, the Company maintained short term notes payable to both related and non-related parties totaling $1,026,000 and $899,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

The following table summarizes the Short-term notes payable, including related parties:

	December 31, 2019	December 31, 2018
Dr. Imhoff	$167	$135
Dr. Cartwright	48	144
Dr. Faupel	5	123
Ms. Maloof	-	25
Mr. Case	150	150
Mr. Mamula	15	-
Mr. Gould	100	50
K2 (Shenghuo)	203	177
Everest	8	-
Premium Finance (insurance)	58	50
Mr. Blumberg	223	45
Mr. Grimm	49	-
Short-term notes payable, including related parties	$1,026	$899

The short-term notes payable in default to related parties was $646,000 of the $1,026,000 balance at December 31, 2019.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of December 31, 2019, and 2018, the Company had a note due of $512,719 and $432,000, respectively. The note accrues interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of the Company’s common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. The Company will also issue the distributor a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment.

Convertible Note Payable – Short-Term

On March 12, 2018, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $66,667. The note was fully funded on March 14, 2018, upon which the Company received $51,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on March 12, 2019. The note may be converted by Eagle at any time after twelve months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion, except for the second note, which also requires full payment by Eagle of the secured note it issued to us before conversions may be made. The conversion price of the notes will be equal to 60% of the lowest trading price of the common stock for the 20 prior trading days including the day upon which the Company receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. During 2020, Eagle provided a forbearance to the Company on the default after a payment was made. As of December 31, 2019, the notes had been converted and no balance remained outstanding. At December 31, 2018, the outstanding balance was $3,095, including unamortized debt issuance costs of $1,751, and unamortized discount of $1,297 and accrued interest of $177. In addition, as of December 31, 2019 the beneficial conversion feature had been fully amortized. At December 31, 2018, the Company recorded a $44,444 beneficial conversion feature which $35,701 was amortized leaving and unamortized balance of $8,743. As of December 31, 2019, the beneficial conversion feature was fully amortized.

On May 15, 2019, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and is due and payable on May 15, 2020. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Eagle at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receive a notice of conversion is received by the Company. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. During 2020, Eagle provided a forbearance to the Company on the default after a payment was made. On May 15, 2019, the Company had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of December 31, 2019, the outstanding note was for $25,651, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $1,166 included in accrued expenses on the accompanying consolidated balance sheet.

On May 15, 2019, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The Company could have prepaid the note, in whole or in part, for 115% of outstanding principal and interest until 30 days from issuance, for 121% of outstanding principal and interest at any time from 31 to 60 days from issuance, for 127% of outstanding principal and interest at any time from 61 to 90 days from issuance, for 133% of outstanding principal and interest at any time from 91 to 120 days from issuance, for 139% of outstanding principal and interest at any time from 121 to 150 days from issuance and for 145% of outstanding principal and interest at any time from 151 days from issuance to 180 days from issuance. The note may not be prepaid after the 180th day. The note may be converted by Adar at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receive a notice of conversion is received by the Company. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. During 2020, Adar provided a forbearance to the Company on the default after a payment was made. On May 15, 2019, the Company had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of December 31, 2019, the note outstanding increased to $84,780 as a default penalty of $27,030 was added to the outstanding balance of the note, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $3,190 included in accrued expenses on the accompanying consolidated balance sheet.

The following table summarizes the Convertible notes payable:

	December 31, 2019	December 31, 2018
Shenghuo	$513	$432
Eagle	26	3
Adar	85	-
Debt discount and issuance costs to be amortized	(9)	(10)
Debt discount related to beneficial conversion	(29)	(45)
Convertible notes payable, including related parties	$586	$380

The convertible notes payable to related parties was $513,000 of the $586,000 balance at December 31, 2019.

11.  CONVERTIBLE DEBT IN DEFAULT

Secured Promissory Note.

Effective September 10, 2014, the Company sold a secured promissory note to an accredited investor, GHS Investments, LLC (“GHS”), with an initial principal amount of $1,275,000, for a purchase price of $570,000 (less an original issue discount of $560,000 and debt issuance costs of $130,000). The note is secured by the Company’s current and future accounts receivable and inventory and accrued interest at a rate of 18% per year. The note has subsequently been assigned to different credited investors and the terms of the note were amended extend the maturity until August 31, 2016. The balance of this note was reduced by a transfer of $306,863 as part of a debt restructuring that occurred on December 7, 2016 (see – “Senior Secured Promissory Note”). The holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to 75% of the lowest daily volume average price of common stock during the five days prior to conversion. The balance due on the note was $148,223 and $151,974 at December 31, 2019 and 2018, respectively.

Senior Secured Promissory Note

Effective February 12, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC (“GPB”) for the issuance of a $1,437,500 senior secured convertible note for an aggregate purchase price of $1,029,000 (representing an original issue discount of $287,500 and debt issuance costs of $121,000). On May 28, 2016, the balance of the note was increased by $87,500 for a total principal balance of $1,525,000. On December 7, 2016, the Company entered into an exchange agreement with GPB and as a result the principal balance increased by a transfer $312,500 (see – “Senior Secured Promissory Note”) for a total principal balance of $1,837,500. In addition, GPB received warrants for 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance and recorded an additional discount on the debt. The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. As of December 31, 2019, the exercise price had been adjusted to $0.04 and the number of common stock shares exchangeable for was 35,937,500.

The convertible note requires monthly interest payments at a rate of 17% per year and was due on February 12, 2018. Subject to resale restrictions and the availability of sufficient authorized but unissued shares of the Company’s common stock, the note is convertible at a conversion price equal to 70% of the average closing price per share for the five trading days prior to issuance. The note is currently in default and has accrued interest at a rate of 22% as the Company is past due on the required monthly interest payments. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance, but as of December 31, 2019, had not done so. The note is secured by a lien on substantially all of the Company’s assets.

As of December 31, 2019, the balance due on the convertible debt was $2,177,030, consisting of principal of $1,837,500 and a prepayment penalty of $339,050, and $2,198,236 consisting of principal of $1,837,500 and a prepayment penalty of $360,736, respectively. Interest accrued on the note total $1,175,925 and $699,74 at December 31, 2019 and 2018, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of December 31, 2019, and 2018, GPB had earned approximately $32,000 and $31,000 in royalties, respectively.

Forbearance

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

Other Convertible Debt in Default

Effective May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, and 2018, the balance due on this total was $83,094, including a default penalty of $37,926 and accrued interest of $16,641, and $94,411 including a default penalty of $37,926 and accrued interest of $517, respectively. GHS converted $12,700 and $29,642 of principal and accrued interest during the years ended December 31, 2019, respectively.

Effective March 20, 2018, the Company entered into a securities purchase with Auctus Fund, LLC ("Auctus") for the issuance of a $150,000 convertible promissory note and warrants exercisable for 4,262 shares of the Company's common stock. At issuance, the Company recorded a $97,685 beneficial conversion feature, which was fully amortized at December 31, 2018. The warrants are exercisable at any time, at an exercise price equal to $0.04 per share, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrants have a five-year term. The note accrued interest at a rate of 12% per year until it matured in December 2018. Beginning December 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019 and 2018, the balance due on this total was $192,267, including a default penalty of $70,931, and $133,870, respectively. Interest accrued on the note totals $45,629 and $517 at December 31, 2019 and 2018, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Auctus converted $14,236 and $30,152 of principal and accrued interested during the years ended December 31, 2019 and 2018, respectively.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until it matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019 and 2018, the balance due on this total was $14,187, including a default penalty of $4,937, and $14,187, including a default penalty of $4,937 and unamortized debt discount and debt issuance costs of $742, respectively. Interest accrued on the note totals $3,972 and $1,135 at December 31, 2019 and 2018, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). At issuance, the Company recorded a $29,143 beneficial conversion feature, which was fully amortized at December 31, 2019. The accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019 and 2018, the balance due on this total was $103,285, including a default penalty of $35,285, and $103,285, including unamortized debt discount and debt issuance costs of $6,162, respectively. Interest accrued on the note totals $29,287 and $8,263 at December 31, 2019 and 2018, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective July 3, 2018, the Company entered into a securities purchase with Auctus for the issuance of a $89,250 convertible promissory note. At issuance, the Company recorded a $59,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% per year until it matured in April 2019. Beginning April 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019 and 2018, the balance due on this total was $90,641, including a default penalty of $56,852, and $81,528, including unamortized debt discount and debt issuance costs of $7,721, respectively. Interest accrued on the note totals $16,436 and $5,385 at December 31, 2019 and 2018, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective March 29, 2019, the Company entered into a securities purchase with Auctus for the issuance of a $65,000 convertible promissory note. At issuance, the Company recorded a $65,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% until it matured in December 2019. Beginning December 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 50% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, the balance due on this total was $106,210, including a default penalty of $41,210. Interest accrued on the note totaled $142 at December 31, 2019 and is included in accrued expenses on the accompanying consolidated balance sheet.

The following table summarizes the Convertible notes in default:

	December 31, 2019	December 31, 2018
GPB	$2,177	$2,198
GHS	349	364
Auctus	389	215
Convertible notes in default	$2,915	$2,778

12.  LONG-TERM DEBT

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven during the quarter ended September 30, 2018	(454)
Promissory note dated September 4, 2018	$207
Interest accrued through December 31, 2019	17
Balance outstanding at December 31, 2019	$224

For Dr. Cartwright:
Salary	$337
Bonus	675
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding prior to exchange	$1,621
Amount forgiven during the quarter ended September 30, 2018	(1,302)
Promissory note dated September 4, 2018	$319
Interest accrued through December 31, 2019	26
Balance outstanding at December 31, 2019	$345

Long-term Convertible Notes Payable, net

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 has been received and will have a maturity date of December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In connection with the first tranche of $700,000, the Company issued to 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net cash of $635,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. At a future date, the second tranche of $400,000 will be received when the Company registers the underlying shares. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached. As of December 31, 2019, $700,000 remained outstanding and accrued interest of $2,722. Further, as of December 31, 2019, the Company had unamortized debt issuance costs of $63,000 and an unamortized debt discount on warrants of $622,000, providing a net balance of $15,000 that is carried in long-term convertible notes payable, net.

In addition, the Company determined that the conversion option needed to be bifurcated from the debt arrangement and will valued at fair value each reporting period. The initial value at the date of issuance deemed to be $0 due to the presence of the $0.15 floor price.

13.  INCOME (LOSS) PER COMMON SHARE

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	December 31,
	2019	2018

Net income (loss)	$(1,921)	$900
Basic weighted average number of shares outstanding	3,302	462
Net income (loss) per share (basic)	$(0.58)	$1.95
Diluted weighted average number of shares outstanding	3,302	65,227
Net income (loss) per share (diluted)	$(0.58)	$0.0138

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	-	-
Convertible debt	39,636	42,226
Warrants	30,208	22,530
Total Dilutive instruments	73,144	65,226

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anit-dilutive.

14.  SUBSEQUENT EVENTS

During January 2020, the Company received equity investments in the amount of $103,000. These investors received a total of 206,000 common stock shares and 206,000 warrants to purchase common stock shares at a strike price of $0.25, 206,000 warrants to purchase common stock shares at a strike price of $0.75 and 103 Series D preferred stock (each Series D preferred stock shares converts into 3,000 shares of the Company’s common stock shares).

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

On January 6, 2020, the Company entered into a finder’s fee agreement. The finder will receive 5% cash and 5% warrants on all funds it raises including bridge loans. The three-year common stock share warrants will have an exercise price of $0.25. During 2019 and 2020, the finder helped the Company raise $300,000, therefore a fee of $15,000 was paid and 60,000 warrants will be issued.

On January 15, 2020, the Company entered into a promissory note with one of its vendors for the payment of a debt of $99,369. The debt will be paid as follows: $18,000 due initially on January 16, 2020 and then $6,000 per month beginning on February 1, 2020 and on the 1st day of each consecutive month following, until the above sum is paid in full. The debt will bear simple interest at 18% following default.

On January 16, 2020, the Company entered into an exchange agreement with GPB. This exchange agreement which has not been completed will call for the exchange of $3,360,811 of debt outstanding as of December 12, 2019 for: cash of $1,500,000; 1,860,811 common stock shares; 7,185,000 warrants to purchase common stock shares at a strike price of $0.20 for existing 2016 warrants; 1,860,811 warrants to purchase common stock shares at a strike price of $0.25; 3,721,622 warrants to purchase common stock shares at a strike price of $0.75; and 2,791 series D preferred stock shares (each Series D preferred stock share converts into 3,000 shares of the Company’s common stock shares). If the Company is able to raise capital in excess of $4,000,000, the exchange amounts shall be adjusted. If the financing is between $4,000,000 and $4,900,000, for every $100,000 raised in excess of $4,000,000 the Company will pay an additional $50,000 to pay down debt. If between $5,000,000 and $6,000,000 is raised thru financings, the Company will pay an additional $1,000,000 to pay down debt. If the financing is in excess of $6,000,000 then the Company will pay the entire debt balance outstanding. In the event of alternative financings, the Company may elect to pay GPB a total of $1,500,000 in cash to GPB at which time GPB shall waive any security interest in the assets of the Company, and GPB shall exchange any remaining debt from the notes into the Series D unit offering. GPB shall have the right to convert the outstanding notes into equity, but not the obligation. A 9.99% blocker shall be in effect such that GPB agrees to restrict its holdings of the Company’s common stock shares to less than 9.99% of the total number of the Company’s outstanding common stock shares at any one point in time. All royalty payments owed to GPB pursuant thereto shall remain obligations of the Company to GPB and shall remain in full force and effect. The Company shall have 8 months from the execution date of this exchange agreement, subject to early termination as forth below (in “forbearance agreement”). The Company shall be entitled to extend the forbearance agreement for four additional months for a $50,000 per month payment. If after the financing is completed and in the event of future financings or significant collaborations with a partner generating sales greater than $1,000,000, the Company agrees to buy back $500,000 of the Series D preferred stock shares. The interest rate will revert to their original non default rates. Also, all existing warrants issued prior to exchange agreement will be canceled.

On January 17, 2020, as part of the exchange agreement referred to above the Company paid GPB $450,000.

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

On March 31, 2020, the Company entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, the Company issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, the Company received net proceeds of $100,000. The note matures on January 26, 2021 and accrues interest at a rate of 12% per year. The Company may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be made converted into shares of the Company’s common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the latest complete trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2019, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2019, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	65	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Mark Faupel, Ph.D.	64	Chief Operating Officer and Director
Richard L. Fowler	63	Senior Vice President of Engineering
John E. Imhoff, M.D.	70	Director
Michael C. James	61	Chairman and Director

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

Mark Faupel, Ph.D., rejoined us as Chief Operating Officer and director on December 8, 2016. He previously served on our board of directors through 2013 and has more than 30 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel was one of our co-founders and also served as our Chief Executive Officer from May 2007 through 2013. Prior thereto was our Chief Technical Officer from April 2001 to May 2007. Dr. Faupel has served as a National Institutes of Health reviewer, is the inventor on 26 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia. Dr. Faupel is also a shareholder of Shenghuo Medical, LLC. See Item 13, Certain Relationships and Related Transactions and Director Independence

Rick Fowler, Senior Vice President of Engineering is an accomplished Executive with significant experience in the management of businesses that sell, market, produce and develop sophisticated medical devices and instrumentation. Mr. Fowler’s 25 plus years of experience includes assembling and managing teams, leading businesses and negotiating contracts, conducting litigation, and developing ISO, CE, FDA QSR, GMP and GCP compliant processes and products. He is adept at providing product life cycle management through effective process definition and communication - from requirements gathering, R&D feasibility, product development, product launch, production startup and support. Mr. Fowler combines outstanding analytical, out-of-the-box, and strategic thinking with strong leadership, technical, and communication skills and he excels in dynamic, demanding environments while remaining pragmatic and focused. He is able to deliver high risk projects on time and under budget as well as enhance operational effectiveness through outstanding cross-functional team leadership (R&D, marketing, product development, operations, quality assurance, sales, service, and finance). In addition, Mr. Fowler is well versed in global medical device regulatory and product compliance requirements. Mr. Fowler became a consultant in 2020, but retained his title.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2019, our officers, directors were in compliance with all applicable filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2019 and 2018 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2019:

2019 and 2018 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total ($)
Gene S. Cartwright, Ph.D.	2019	-	-	-	-
President, CEO, Acting CFO and Director (2)	2018	-	-	-	-
Mark Faupel, Ph.D.	2019	-	-	-	-
COO and Director(3)(2)	2018	-	-	-	-
Richard Fowler,	2019	-	-	-	-
Senior Vice President of Engineering(2)	2018	62,019	-	-	62,019
(1)
All amounts reported as accrued. Dr. Cartwright, Dr. Faupel, and Mr. Fowler have elected not to get paid a salary, due to our cash position.
(2)
On December 8, 2016, the board of directors appointed Dr. Faupel as our new COO and director.

For 2019 and 2018, Dr. Cartwright did not receive salary compensation. As previously disclosed, on July 20, 2018, the Company entered into an exchange agreement and promissory note with Dr. Cartwright. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Cartwright. In the exchange agreement Dr. Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for $319,204 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Cartwright will receive 125 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr, Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,000 for a $319,000 promissory note dated September 4, 2018. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $840,000 and a capital contribution of $432,000 during the year ended December 31, 2018. The schedule below summarizes the detail of outstanding amounts:

For Dr. Cartwright:
Salary	$337
Bonus	675
Vacation	-
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding	$1,621
Amount forgiven	1,302
Promissory note issued in exchange	319

For 2019 and 2018, Dr. Faupel did not receive salary compensation. He received no bonus in the years ended December 31, 2019 and 2018. As previously disclosed, on July 24, 2018, the Company entered into an exchange agreement and promissory note with Dr. Faupel. The agreements were entered into in order to extinguish and restructure current amounts owed to Dr. Faupel. In the exchange agreement Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for $207,111 promissory note. Pursuant to the exchange agreement the note will bear interest at 6%. In addition, Dr. Faupel will receive 94 stock options, with 31 vesting immediately and the remaining vesting monthly over three years. Dr. Faupel will also receive 560 options at $200.00 shall owe Dr. Faupel $113,000. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $199,079 and a capital contribution of $234,990. As of December 31, 2019, Dr. Faupel’s total undiscounted cash flow amount due was approximately $256,825 including interest. The schedule below summarizes the detail of outstanding amounts:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding	$661
Amount forgiven	454
Promissory note issued in exchange	207

For 2019 and 2018, Mr. Fowler accrued base salary of nil and $62,019. On March 2016, Mr. Fowler began working half-time and agreed to reduce his base salary compensation to $107,500 from $215,000 in 2015. For both years he received the usual and customary company benefits. He received no bonus in the years ended December 31, 2019 and 2018. In 2015, he received options to purchase 2 shares of common stock, which vest over 48 months. As of December 31, 2019, Mr. Fowler’s total deferred salary plus interest was approximately $521,389.

Outstanding Equity Awards to Officers at December 31, 2019

Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director	2	-	28,360	12/31/2024
Mark Faupel, Ph.D. COO and Director	9	-	70,836	12/31/2024
Richard Fowler Senior Vice President of Engineering	5	-	49,984	12/31/2024
(1)
Represents fully vested options.
(2)
Average price, based on all outstanding options.

Outstanding Equity Awards to Directors at December 31, 2019

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Hart, Ph.D., Director (resigned as of December 11, 2015)	6	56,267
John E. Imhoff, M.D., Director	7	57,143
Michael C. James, Chairman and Director	6	56,267

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our equity securities as of April 7, 2020 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092.

	Common Stock (2)		Series D Preferred Stock (3)		Series C1 Preferred Stock (4)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (6)	10,933,547	54.83%	300	40.65%	-	-	2,400.75	73.57%
Lynne Imhoff (7)	1,350,011	10.67%	-	-	675.00	64.33%	-	-
Michael C. James/Kuekenhof Equity Fund, LLP (8)	15,511	*	-	-	-	-	-	-
Gene Cartwright (9)	450,008	3.86%	50	6.78%	-	-	-	-
Richard L. Fowler (10)	6	*	-	-	-	-	-	-
Mark L. Faupel (11)	940,516	7.73%	38	5.15%	-	-	300.00	9.17%
Richard Blumberg (12)	2,335,266	18.72%	-	-	-	-	-	-
Rosalind Master Fund (13)	1,500,000	12.19%	-	-	-	-	-	-
K2 Medical / Shandong (14)	3,771,514	28.58%	-	-	-	-	-	-
Auctus (15)	8,079,512	41.67%	-	-	-	-	-	-
Flynn D. Case Living Trust (16)	1,792,906	14.69%	-	-	-	-	-	-
All directors and executive officers as a group (4 persons) (17)	12,339,582	58.30%	388	52.57%	-	-	2,700.75	82.75%

(*)
Less than 1%.
(1)
Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(2)
Percentage ownership is based on 11,308,191 shares of common stock outstanding as of April 7, 2020. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.
(3)
As of April 7, 2020, there were 738 shares of Series D preferred stock shares that will be issued, and each such share was convertible into approximately 3,000 shares of common stock.
(4)
As of April 7, 2020, there were 1,049.25 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock. Three shareholders elected to convert 3,263.00 of their Series C1 preferred stock for Series C2 preferred stock.
(5)
As of April 7, 2020, there were 3,262.25 shares of Series C2 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(6)
Shares of common stock consist of 2,299,272 shares of common stock directly held, 2,932,768 shares issuable upon exercise of warrants, 7 shares subject to options, 900,000 shares issuable upon conversion of 300 shares of Series D preferred stock shares and 4,801,500 shares issuable upon conversion of 2,400.75 shares of Series C2 preferred stock. Dr. Imhoff is on the board of directors.
(7)
Shares of common stock consist of 5 shares of common stock directly held, 6 shares issuable upon exercise of warrants, and 1,350,000 shares issuable upon conversion of 675.00 shares of Series C1 preferred stock.
(8)
Shares of commons stock consist of 7,755 shares of common stock directly held, 7,750 shares issuable upon exercise of warrants, and 6 shares subject to options. Mr. James is on the board of directors.
(9)
Shares of commons stock consist of 100,001 shares of common stock directly held, 200,005 shares issuable upon exercise of warrants, 150,000 shares issuable upon conversion of 50 shares of Series D preferred stock shares and 2 shares subject to options.  Dr. Cartwright is the CEO and on the board of directors.
(10)
Shares of commons stock consist of 1 shares of common stock directly held and 5 shares subject to options.
(11)
Shares of common stock consist of 76,003 shares of common stock directly held, 152,004 shares issuable upon exercise of warrants, 9 shares subject to options, 114,000 shares issuable upon conversion of 38 shares of Series D preferred stock shares and 598,500 shares issuable upon conversion of 300.00 shares of Series C2 preferred stock. Dr. Faupel is the COO and on the board of directors.
(12)
Shares of commons stock consists of 1,167,632 shares of common stock directly held, and 1,167,634 shares issuable upon exercise of warrants.
(13)
Shares of commons stock consists of 500,000 shares of common stock directly held, and 1,000,000 shares issuable upon exercise of warrants.
(14)
Shares of commons stock consists of 1,881,495 shares of common stock directly held, and 1,890,019 shares issuable upon exercise of warrants.
(15)
Shares of commons stock consists of 8,079,512 shares issuable upon exercise of warrants.
(16)
Shares of commons stock consists of 896,453 shares of common stock directly held, and 896,453 shares issuable upon exercise of warrants.
(17)
Shares of commons stock consists of 2,483,031 shares of common stock directly held, 3,292,517 shares issuable upon exercise of warrants, 24 shares subject to options, 1,164,000 shares issuable upon conversion of 388 shares of Series D preferred stock shares and 5,400,000 shares issuable upon conversion of 2,700.75 shares of Series C2 preferred stock.

As of April 7, 2020, there were 286 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.

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

Mark Faupel is one of our directors and our Chief Operating Officer, and Richard Blumberg was one of our directors. Dr. Faupel is a shareholder of Shenghuo, and Mr. Blumberg, is a managing member of Shenghuo. We entered into a license agreement with Shenghuo pursuant to which we granted Shenghuo an exclusive license to manufacture, sell and distribute our LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo has been our exclusive distributor in China, Macau and Hong Kong, and the license extends to manufacturing in those countries as well. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to our board of directors. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by us with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of our common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. We will also issue Shenghuo a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. As of December 31, 2019, the balance was $513,000.

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

We were billed by UHY LLP $100,869 and $168,405 during the fiscal years ended December 31, 2019 and 2018, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2019	2018
Audit fees	$95,646	$150,000
Audit related fees	-	12,500
Tax fees	5,223	5,905
Total Fees	$100,869	$168,405

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
3.3	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed November 15, 2018)
3.4*	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429) filed April 24, 1997)
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed September 10, 2014)
4.3	Amendment #1 to Secured Promissory Note, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015)
4.4	Amendment #2 to Secured Promissory Note, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
4.5	Amendment #3 to Secured Promissory Note, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
4.6	Amendment #4 to Secured Promissory Note, dated June 16, 2015 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
4.7	Amendment #5 to Secured Promissory Note, dated June 29, 2015 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
4.8	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
4.9	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
4.10	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
4.11	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 12, 2016)
4.12	Form of Exchange Note (GPB) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 7, 2016)
4.13	10% OID Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 30, 2016)
4.14	Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 16, 2017)
4.15	Form of Warrant (Standard Form) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010)
4.16	Form of Warrant (InterScan) (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
4.17	Form of Warrant (November 2011 Private Placement) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011)
4.18	Form of Warrant (Series B-Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.19	Form of Warrant (Series B-Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.20	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014)
4.21	Form of Warrant (2014 Public Offering Placement Agent) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)
4.22	Form of Warrant (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.23	Form of Warrant (Series C) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
4.24	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)
4.25	Form of Warrant (Series B-Tranche B Exchanges; GPB Exchange) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 14, 2016)
4.26	Common Stock Purchase Warrant (Convertible Promissory Note) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed February 16, 2017)
4.27*	Senior Secured Convertible Note, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
4.28*	Common Stock Warrant, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
4.29*	Form of Common Stock Purchase Warrant
4.30*	Form of Common Stock Purchase Warrant
4.31*	Form of 12% debenture
4.32*	Form of Warrant (Exchange Agreements)
4.33*	Form of Common Stock Purchase Warrant
10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Securities Purchase Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed June 30, 2015)
10.6	Registration Rights Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed June 30, 2015)
10.7	Form of Joinder Agreement (Series C) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 13, 2015)
10.8	Interim Securities Purchase Agreement (Series C), dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 3, 2015)
10.9	Securities Purchase Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed February 12, 2016)
10.10	Security Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed February 12, 2016)
10.11	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
10.12
Agreement between Shandong Yaohua Medical Instrument Corporation and Guided Therapeutics, Inc., Confidential, Final 22 January 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2017)

10.13	Guided Therapeutics-Shenghuo Medical Agreement, 22 Jan 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed January 26, 2017)
10.14*	Securities Purchase Agreement, dated as of February 12, 2018, by and between Guided Therapeutics, Inc. and Adar Bays, LLC
10.15*	Securities Purchase Agreement, dated as of February 22, 2018, by and between Guided Therapeutics, Inc. and Power Up
10.16*	Lease Modification, dated as of February 23, 2018, by and between Guided Therapeutics, Inc. and TREA Infill Industrial Atlanta, LLC
10.17*	Securities Purchase Agreement, dated as of March 12, 2018, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC
10.18*	Securities Purchase Agreement, dated as of May 17, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc
10.19*	Securities Purchase Agreement, dated as of March 20, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.20*	Securities Purchase Agreement, dated as of April 30, 2018, by and between Guided Therapeutics, Inc. and Power Up
10.21*	Securities Purchase Agreement, dated as of June 7, 2018, by and between Guided Therapeutics, Inc. and Power Up
10.22*	Securities Purchase Agreement, dated as of June 22, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc
10.23*	Securities Purchase Agreement, dated as of July 3, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.24*	Promissory Note, dated as of August 22, 2018, by and between Guided Therapeutics, Inc. and Mr. Case
10.25
Exchange Agreements, dated as of August 31, 2018, by and between Guided Therapeutics, Inc. and Series C1 Preferred Stockholders in exchange for Series C2 Preferred Stock. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 6, 2018)

10.26*	Promissory Note, dated as of September 19, 2018, by and between Guided Therapeutics, Inc. and Mr. Gould
10.27*	Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel
10.28*	Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright
10.29*	Equity Financing Agreement, dated as of March 1, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc
10.30*	Purchase and Sale Agreement, dated as of February 14, 2019, by and between Guided Therapeutics, Inc. and Everest Business Funding
10.31*	Promissory Note, dated as of February 15, 2019, by and between Guided Therapeutics, Inc. and Mr. Gould
10.32*	Securities Purchase Agreement, dated as of March 29, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.33*	Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC
10.34*	Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Adar Bays, LLC
10.35*	Loan Agreement, dated as of July 1, 2019, by and between Guided Therapeutics, Inc. and Accilent Capital Management Inc. / Rev Royalty Trust Income and Growth Trust
10.36*	License Agreement Modification, dated as of July 24, 2019, by and between Guided Therapeutics, Inc. and Shandong Medical Instrument Corporation
10.37*	Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel
10.38*	Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright
10.39*	Exchange Agreement, dated as of December 5, 2019, by and between Guided Therapeutics, Inc. and Aquarius
10.40*	Securities Purchase Agreement, dated as of December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.41*	Security Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.42*	Registration Rights Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.43*	Form of Securities Purchase Agreement between the Guided Therapeutics, Inc. and investors set forth therein
10.44*	Form of Security Agreement between the Guided Therapeutics, Inc. and investors set forth therein
10.46*	Securities Purchase Agreement (Series D), dated December 30, 2019
10.47*	Registration Rights Agreement (Series D), dated December 30, 2019
10.48*	Form of Joinder Agreement (Series D), dated December 30, 2019
10.49*	Form of Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Investors
10.50*	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and K2
10.51*	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Mr. Blumberg
10.52*	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Dr. Imhoff
10.53*	Exchange Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Jones Day Law Firm
10.54*	Finder’s Fee Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Iron Stone Capital
10.55*	Promissory Note, dated as of January 15, 2020, by and between Guided Therapeutics, Inc. and IRTH Communications, LLC
10.56*	Exchange Agreement, dated as of January 16, 2020, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II, LLC
10.57*	Promotional Agreement, dated as of January 22, 2020, by and between Guided Therapeutics, Inc. and Blumberg & Bowles Consulting, LLC
10.58*	Securities Purchase Agreement, dated as of March 31, 2020, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP
101.1*	Interactive Data File

*Filed herewith

Item 16. Form 10-K Summary

Not applicable.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

Date: April 17, 2020	By:	/s/ Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

April 17, 2020	/s/ Gene S. Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Gene S. Cartwright

April 17, 2020	/s/ Michael C. James	Chairman of the Board and Director
Michael C. James

April 17, 2020	/s/ John E. Imhoff	Director
John E. Imhoff

April 17, 2020	/s/ Mark Faupel	Chief Operating Officer and Director
Mark Faupel