Form 10-Q
period 2020-03-31
GUIDED THERAPEUTICS INC
filed 2020-07-07
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2020

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

As of July 3, 2020, the registrant had 12,264,629 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited, in thousands)

ASSETS	March 31, 2020	December 31, 2019
CURRENT ASSETS:
Cash and cash equivalents	$21	$899
Accounts receivable, net of allowance for doubtful accounts of $14 at March 31, 2020 and December 31, 2019, respectively	24	13
Other receivable	100	-
Inventory, net of reserves of $831 at March 31, 2020 and December 31, 2019, respectively	57	48
Other current assets	36	70
Total current assets	238	1,030
NONCURRENT ASSETS:
Lease asset-right, net of amortization	109	132
Other assets	17	18
Total noncurrent assets	126	150
TOTAL ASSETS	364	1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, related parties	2	349
Notes payable in default	297	427
Short-term notes payable	19	380
Short-term notes payable, related parties	-	646
Short-term notes payable, related parties, past due	53	-
Convertible notes , past due	1,890	-
Convertible notes in default	740	2,915
Short-term convertible notes payable	128	73
Short-term convertible notes payable, related parties	-	513
Accounts payable	2,841	2,897
Accounts payable, related parties	125	136
Accrued liabilities	2,928	3,235
Subscription receivable	-	635
Current portion of lease liability	99	103
Deferred revenue	101	101
Total current liabilities	9,223	12,410
LONG-TERM LIABILITIES:
Warrants, at fair value	1,797	5,092
Lease liability	10	29
Long-term convertible notes payable, net	102	15
Long-term debt-related parties	577	569
Total long-term liabilities	2,486	5,705
TOTAL LIABILITIES	11,709	18,115

COMMITMENTS & CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2020 and December 31, 2019. (Liquidation preference of $286 at March 31, 2020 and December 31, 2019).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2020 and December 31, 2019. (Liquidation preference of $1,049 at March 31, 2020 and December 31, 2019).	170	170
Series C2 convertible preferred stock, $.001 par value; 5.0 shares authorized, 3.3 shares issued and outstanding as of March 31, 2020 and December 31, 2019. (Liquidation preference of $3,263 at March 31, 2020 and December 31, 2019).	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.7 and nil shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. (Liquidation preference of $554 and nil at March 31, 2020 and December 31, 2019).	268	-
Common stock, $.001 par value; 3,000,000 shares authorized, 11,765 and 3,319 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,402	3,394
Additional paid-in capital	121,150	118,552
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(136,839)	(139,555)
TOTAL STOCKHOLDERS’ DEFICIT	(11,345)	(16,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	364	1,180

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
REVENUE:
Sales – devices and disposables, net	$-	$18
Cost of goods sold	-	1
Gross profit	-	17

OPERATING EXPENSES:
Research and development	24	47
Sales and marketing	34	45
General and administrative	184	182
Total operating expenses	242	274

Operating loss	(242)	(257)

OTHER INCOME (EXPENSE) :
Other income	1	4
Interest expense	(287)	(371)
Gain from extinguishment of debt	28	-
Change in fair value of warrants	3,228	409
Total other income	2,970	42

INCOME (LOSS) BEFORE INCOME TAXES	2,728	(215)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	2,728	(215)
PREFERRED STOCK DIVIDENDS	(12)	(9)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,716	$(224)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$0.542	$(0.069)
DILUTED	$0.041	$(0.069)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	5,013	3,248
DILUTED	65,620	3,248

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (In Thousands)(Unaudited)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, December 31, 2019	-	$105	1	$170	3	$531	-	$-	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	-	-	-	-	-	-	738	268	-	-	286	-	-	554
Conversion of debt into common stock	-	-	-	-	-	-	-	-	6,957	7	2,068	-	-	2,075
Issuance of common stock in financing	-	-	-	-	-	-	-	-	1,476	1	177	-	-	178
Issuance of warrants in financing	-	-	-	-	-	-	-	-	-	-	67	-	-	67
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-	13	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	2,716	2,716
BALANCE, March 31, 2020	-	$105	1	$170	3	$531	738	$268	11,765	$3,402	$121,150	$(132)	$(136,839)	$(11,345)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, December 31, 2018	-	$105	1	$170	3	$531	2,669	$2,877	$118,259	$(132)	$(137,634)	$(15,824)
Conversion of debt into common stock	-	-	-	-	-	-	650	517	(484)	-	1	34
Stock-based compensation	-	-	-	-	-	-	-	-	5	-	-	5
Net loss	-	-	-	-	-	-	-	-	-	-	(224)	(224)
BALANCE, March 31, 2019	-	$105	1	$170	3	$531	3,319	$3,394	$117,780	$(132)	$(137,856)	$(16,009)

The accompanying notes are an integral part of these consolidated statements

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,728	$(215)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	5
Amortization of debt issuance costs and discounts	94	14
Amortization of beneficial conversion feature	19	37
Share-based compensation	-	5
Change in fair value of warrants	(3,228)	(409)
Gain from extinguishment of debt	(28)	-

Changes in operating assets and liabilities:
Accounts receivable	(11)	-
Inventory	(9)	2
Other current assets	34	33
Accounts payable	(67)	(9)
Deferred revenue	-	34
Accrued liabilities	(62)	317
Total adjustments	(3,258)	29

Net cash used in operating activities	(530)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	-	230
Payments made on notes payable	(451)	(38)
Proceeds from the issuance of common stock	103	-
Net cash (used in) provided by financing activities	(348)	192

NET CHANGE IN CASH AND CASH EQUIVALENTS	(878)	6
CASH AND CASH EQUIVALENTS, beginning of year	899	-
CASH AND CASH EQUIVALENTS, end of period	$21	$6
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$165	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$1,902	$33
Issuance of common stock for accrued interest of debt repaid	$162
Dividends on preferred stock	$12	$9
Subscription receivable	$635	$-
Warrants exchanged for fixed price warrants	$67	$-
Other receivable	$100	$-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,469 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of March 31, 2020 and December 31, 2019.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2020, it had an accumulated deficit of approximately $136.8 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At March 31, 2020, the Company had a negative working capital of approximately $9.0 million, accumulated deficit of $136.8 million, and net income of $2.7 million for the three months then ended (the net income was the result of a $3.2 million change in fair value of warrants gain that was recorded in the period). Stockholders’ deficit totaled approximately $11.3 million at March 31, 2020, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company has taken steps to improve its going concern opinion, including:

●
During the end of 2019 and beginning of 2020, the Company was able to raise $2.3 million in equity and debt investments;
●
The Company has executed several exchange agreements that converted to approximately $2.1 million of debt for equity, as well as eliminate some existing debt;
●
The Company’s has applied for an uplisting on the Over the Counter (OTC) bulletin board from the pink sheets;

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

The Company had warrants exercisable for approximately 27.2 million shares of its common stock outstanding at March 31, 2020, with exercise prices ranging between $0.04 and $1.82 per share. Exercises of in the money warrants would generate a total of approximately $1.3 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Accounting Standard Updates

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets are measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company adopted the standard on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for the Company’s interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The adoption of ASU 2016-13 did not have a material impact on the Company.

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

Accounts Receivable

The Company performs periodic credit evaluations of its distributors’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. Uncollectibility, is determined based on the determination that a distributor will not be able to make payment and the time frame has exceeded one year. The Company does not accrue interest receivable on past due accounts receivable.

Concentrations of Credit Risk

The Company, from time to time during the years covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At March 31, 2020 and December 31, 2019, our inventories were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$783	$781
Work in process	81	81
Finished goods	24	17
Inventory reserve	(831)	(831)
Total	$57	$48

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Equipment	$1,349	$1,349
Software	740	740
Furniture and fixtures	124	124
Leasehold Improvement	180	180
	2,393	2,393
Less accumulated depreciation and amortization	(2,393)	(2,393)
Total	$-	$-

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Other Assets

Other assets primarily consist of a deposit for the corporate office.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $4,000 and $7,000 for the three months ended March 31, 2020 and 2019, respectively.

Leases
With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease asset-right and a lease liability. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. The Company analyzed the lease at its effective date and calculated an initial lease payment amount of $267,380 with a present value of $213,000 using a 20% discount. As of March 31, 2020, the balance of the lease asset – right and lease liability was approximately $109,000.

The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company elected the practical expedients permitted under the transition guidance within the new standards, which allowed the Company to carry forward the historical lease classification.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):
	March 31, 2020	December 31, 2019
Compensation	$1,134	$1,123
Professional fees	105	181
Interest	1,394	1,603
Warranty	2	2
Vacation	40	41
Preferred dividends	132	120
Other accrued expenses	121	165
Total	$2,928	$3,235

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of March 31, 2020, the Company did not have any outstanding orders for common stock shares. As of December 31, 2019, the Company had reserved 1,270,000 common stock shares in exchange for $635,000.

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

Revenue by product line (in thousands):
	Three Months Ended March 31,
	2020	2019
Devices	$-	$-
Disposables	-	2
Other	-	15
Warranty	-	1
Total	$-	$18

Revenue by geographic location (in thousands):
	Three Months Ended March 31,
	2020	2019
Asia	$-	$3
Europe	-	15
Total	$-	$18

Significant Distributors

During the three months ended March 31, 2020, all the Company did not have any revenues. Accounts receivable, not reserved against, were from one distributor and represents 100% of the balance as of March 31, 2020. During the three months ended March 31, 2019, revenues were from two distributors and for extended warranties. Revenues from these distributors totaled $18,000 for the period ended March 31, 2019. Accounts receivable, not reserved against, were from one distributor and represents 100% of the balance for the period ended March 31, 2019.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of March 31, 2020, and December 31, 2019, the Company had $101,000 in deferred revenue.

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

The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes and also with the Georgia Department of State. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2019, the Company has approximately $76 million of cumulative net operating losses, but it has not filed its Federal tax returns, therefore this number may not be accurate. Once the returns are filed, the net operating losses will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

The current corporate tax rates in the U.S. is 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2020 and December 31, 2019, there were no uncertain tax positions.

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

For the three months ended March 31, 2020 and 2019, share-based compensation for options attributable to employees, non-employees, officers and Board members were approximately nil and $5,000, respectively. These amounts have been included in the Company’s statements of operations. Compensation costs for stock options which vest over time are recognized over the vesting period. As of March 31, 2020, and 2019 the Company had approximately nil and $2,000 of unrecognized compensation costs related to granted stock options that will be recognized over the remaining vesting period of approximately one year, respectively.

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

Derivatives

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

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

The Company records its derivative activities at fair value, which consisted of warrants as of March 31, 2020. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019:

FAIR VALUE MEASUREMENTS (In Thousands)
The following is summary of items that the Company measures at fair value on a recurring basis:
	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Short-term loans	-	-	(30)	(30)
Warrants issued in connection with Long-term loans	-	-	(871)	(871)
Warrants issued in connection with Senior Secured Debt	-	-	(896)	(896)
Bifurcated conversion option in connection with Auctus $700,000 loan on December 17, 2019	-	-	-	-
Total long-term liabilities at fair value	$-	$-	$(1,797)	$(1,797)

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Short-term loans	-	-	(83)	(83)
Warrants issued in connection with Long-term loans	-	-	(893)	(893)
Warrants issued in connection with Senior Secured Debt	-	-	(4,002)	(4,002)
Bifurcated conversion option in connection with Auctus $700,000 loan on December 17, 2019	-	-	-	-
Total long-term liabilities at fair value	$-	$-	$(5,092)	$(5,092)

The following is a summary of changes to Level 3 instruments during the three months ended March 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Distributor Debt	Short-Term Loans	Senior Secured Debt	Long-Term Loans	Total
Balance, December 31, 2019	$(114)	$(83)	$(4,002)	$(893)	$(5,092)
Warrants exchanged for fixed price warrants	67	-	-	-	67
Change in fair value during the year	47	53	3,106	22	3,228
Balance, March 31, 2020	$-	$(30)	$(896)	$(871)	$(1,797)

As of March 31, 2020, the fair value of warrants was approximately $1.8 million. A net change of approximately $3.2 million has been recorded to the accompanying statement of operations for the three months ended March 31, 2020.

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 11,764,629 were issued and outstanding as of March 31, 2020. As of December 31, 2019, there were 3,000,000,000 authorized shares of common stock, of which 3,319,469 were issued and outstanding.

For the three months ended March 31, 2020, the Company issued 8,445,143 shares of common stock as listed below:

Exchange of Debt for common stock shares and warrants	6,957,013
Shares issued for manufacturing agreements	12,147
Investments	1,476,000
Issued during the three months ended March 31, 2020	8,445,160

Summary table of common stock share transactions:

Balance at December 31, 2019	3,319,469
Issued in 2020	8,445,160
Balance at March 31, 2020	11,764,629

Investments

During January 2020, the Company received equity investments in the amount of $103,000. These investors received a total of 206,000 common stock shares and 206,000 warrants issued to purchase common stock shares at a strike price of $0.25, 206,000 warrants to purchase common stock shares at a strike price of $0.75 and 103 Series D preferred stock (if the Investor elects to convert their Series D preferred stock, each Series D preferred stock shares converts into 3,000 shares of the Company’s common stock shares). Of the amount invested $38,000 was from related parties.

During December 2019, the Company received equity investments in the amount of $635,000. The $635,000 of investments were recorded as a subscription liability in December 2019. The common stock shares were issued in January 2020. These investors received a total of 1,270,000 common stock shares and 1,270,000 warrants to purchase common stock shares at a strike price of $0.25, 1,270,000 warrants issued to purchase common stock shares at a strike price of $0.75 and 635 Series D preferred stock (each Series D preferred stock shares converts into 3,000 shares of the Company’s common stock shares). Of the amount invested $350,000 was from related parties.

Debt Exchanges

On January 8, 2020, the Company exchanged $2,064,366 in debt for several equity instruments (noted below) that were determined to have a total fair value of $2,065,548, resulting in a loss on extinguishment of debt of $1,183 which is recorded in other income (expense) on the accompanying consolidated statements of operations. The Company also issued 6,957,013 warrants to purchase common stock shares; with exercise prices of $0.25, $0.75 and $0.20. In addition, one of the investors forgave approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt.

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)

Aquarius	$145,544	107,500	38,044	291,088	145,544	145,544	-
K2 Medical (Shenghuo)3	803,654	771,927	31,727	1,905,270	704,334	704,334	496,602
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291
	$2,064,366	$1,902,197	$162,169	6,957,013	1,121,705	1,121,705	4,713,603

1
Ms. Rosenstock also forgave $28,986 in debt to the Company.
2
Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.
3
The Company’s COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”), of which 286 were issued and outstanding at March 31, 2020 and December 31, 2019, respectively and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at March 31, 2020 and December 31, 2019. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

The Company issued Series D Preferred Stock in 2020. The Company had authorized 6,000 Series D Preferred Stock. At the end of 2019 and beginning of 2020, the Company had investments of $738,000, of which $635,000 was received in December 2019 and $103,000 was received in January 2020. that would provide each investor one Series D Preferred Stock share for each $1,000 invested. And each Series D preferred stock converts into 3,000 shares of the Company’s common stock shares.

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

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2019, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At March 31, 2020, the exercise price per share was $512,000.

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

At March 31, 2020, there were 1,050 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 381,098 shares of the Company’s common stock.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

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

Series D Convertible Preferred Stock

On January 8, 2020, the Company entered into a Security Agreement with the Series D Investors (the “Series D Security Agreement”) pursuant to which all obligations under the Series D Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors, including the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $738,000 the Company issued 738 shares of Series D Preferred Stock, 1,476,000 common stock shares, 1,476,000 common stock warrants, exercisable at $0.25, and 1,476,000 common stock warrants, exercisable $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $750.

Each share of Series D Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series D Certificate of Designation (the “Series D Conversion Price”). The conversion of Series D Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series D Preferred. If the average of the VWAPs (as defined in the Series D Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series D Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series D Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends .

The Series D Warrants may be exercised cashlessly if there is no effective registration statement covering the Common Stock issuable upon exercise of the Series D Warrants. The Series D Warrants contain a 4.99% beneficial ownership blocker which may be increased to 9.99% at the holder’s election.

On January 8, 2020, the Company also entered into a Registration Rights Agreement (the “Series D Registration Rights Agreement “) with the Series D Investors pursuant to which the Company agreed to file with the SEC, a registration statement on a Form S-3 (or on other appropriate form if a Form S-3 is not available) covering the Common Stock issuable upon conversion of the Series D Warrants within 90 days of the date of the Registration Rights Agreement and cause such registration statement to be declared effective within 120 days of the date of the Registration Rights Agreement. All reasonable expenses related to such registration shall be borne by the Company.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2020:

Warrants (Underlying Shares)
Outstanding, January 1, 2020	46,016,840
Issuances	10,159,013
Cancelled / Expired	(70)
Exchanged in debt restructuring	(28,962,508)
Exercised	-
Outstanding, March 31, 2020	27,213,275

The Company had the following shares reserved for the warrants as of March 31, 2020:

Warrants(Underlying Shares)		Exercise Price	Expiration Date
4,262	(1)	$1.824 per share	March 19, 2021
7,185,000	(2)	$0.20 per share	February 12, 2023
1,725,000	(3)	$0.04 per share	February 21, 2021
325,000	(4)	$0.18 per share	April 4, 2022
215,000	(5)	$0.25 per share	July 1, 2022
100,000	(6)	$0.25 per share	September 1, 2022
7,500,000	(7)	$0.20 per share	December 17, 2024
250,000	(8)	$0.16 per share	March 31, 2025
2,597,705	(9)	$0.25 per share	December 30, 2022
2,597,705	(10)	$0.75 per share	December 30, 2022
4,713,603	(11)	$0.20 per share	December 30, 2022
27,213,275*

* However, please refer to Footnote 10 - CONVERTIBLE DEBT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)
Issued to investors for a loan in March 2018.
(2)
Exchanged in January 2020 from amount issued as part of a February 2016 private placement with senior secured debt holder
(3)
Issued to a placement agent in conjunction with a February 2016 private placement with senior secured debt holder
(4)
Issued to investors for a loan in April 2019
(5)
Issued to investors for a loan in July 2019
(6)
Issued to investors for a loan in September 2019
(7)
Issued to investors for a loan in December 2019
(8)
Issued to investors for a loan in January 2020
(9)
Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(10)
Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(11)
Issued to investors as part of Series D Preferred Stock Capital raise in December 2020

Footnote (2) - On January 16, 2020, the Company entered into an exchange agreement with GPB. This exchange agreement canceled the existing outstanding warrants, which were subject to anti-dilution and ratchet provisions, to purchase 35,937,500 shares of common stock at an exercise price of $0.04 per share and resulted in the issuance of new warrants to purchase 7,185,000 share of common stock at a price of $0.20 per share. The new warrants have fixed exercise prices of $0.20; subject to the Company meeting the agreed upon terms of the exchange agreement.

Warrant to purchase 70 shares of common stock were not recorded as their exercise price after considering reverse stock splits, were greater than $60,000 and deemed to be immaterial for disclosure

On January 6, 2020, the Company entered into a finder’s fee agreement. The finder will receive 5% cash and 5% warrants on all funds it raises including bridge loans. The three-year common stock share warrants will have an exercise price of $0.25. During 2019 and 2020, the finder helped the Company raise $300,000, therefore a fee of $15,000 was paid and 60,000 warrants will be issued.

On January 22, 2020, the Company entered into a promotional agreement with a consultant. The consultant will provide the Company investor and public relations services. As compensation for these services, the Company will issue a total of 5,000,000 common stock warrants at a $0.25 strike price and expiring in three years, if the following conditions occur: 1,250,000 common stock warrants, 6 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is a at least $0.50 based on a 30-day VWAP, with a two year term; 1,250,000 common stock warrants, 12 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is at least $0.75 based on a 30-day VWAP, with a one and half year term; 1,250,000 common stock warrants, 18 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is a minimum of $1.00 based on a 30-day VWAP, with a one year term; and 1,250,000 common stock warrants, 24 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is a minimum of $1.25 based on a 30-day VWAP, with a one year term. The consultant agrees to a 10.0% blocker at any single point in time it cannot own 10.0% of the total common stock shares outstanding.

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at March 31, 2020 and December 31, 2019. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant.

Due to the 1:800 reverse stock split of all of the Company’s issued and outstanding common stock which was implemented on March 29, 2019, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. This resulted in the number of stock options outstanding to be zero.

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

As of March 31, 2020, and December 31, 2019, there was no accrual recorded for any potential losses related to pending litigation.

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

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at March 31, 2020 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2020	90
2021	30
Total	120
Less: Interest	11
Present value of lease liability	109

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

On July 24, 2019, Shandong Yaohua Medical Instrument Corporation (“SMI”), agreed to modify its existing agreement. Under the terms of this modification, the Company agreed to grant (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the following terms and conditions. First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 common stock shares. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after CFDA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacture. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions. On March 5, 2020 the Company had recorded an accrued liability for SMI of $692,335, which was reclassified to additional paid in capital and 12,147 common stock shares.

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

Contingencies

Based on the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions to the Company’s operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

The future impact of the outbreak is highly uncertain and cannot be predicted, and the Company cannot provide any assurance that the outbreak will not have a material adverse impact on the Company’s operations or future results or filings with regulatory health authorities. The extent of the impact to the Company, if any, will depend on future developments, including actions taken to contain the coronavirus.

8.   NOTES PAYABLE

Notes Payable in Default

At March 31, 2020 and December 31, 2019, the Company maintained notes payable to both related and non-related parties totaling approximately $299,000 and $776,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high a 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans. As described in Note 4: STOCKHOLDERS’ DEFICIT notes payable in default outstanding had been exchanged for equity and cash as described in the note.

As described previously, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company exchanged $199,417 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Ms. Rosentstock. Based on this agreement the Company exchanged $50,000 of short-term debt outstanding and forgave $28,986.

On February 8, 2019, a note payable in default to Aquarius as reported in the Company’s Form 10-K report - Footnote 9: Notes payable – Note payable in default, was exchanged for a note with a convertible option. The balance on the note was $107,500 and accrued interest was $38,044 for a total of $145,544 outstanding. As of March 31, 2020, the Company had entered into an exchange agreement with Aquarius. Based on this agreement the Company exchanged $145,544 of debt outstanding for: 291,088 common stock shares; 145,544 warrants issued to purchase common stock shares at a strike price of $0.25; and 145,544 warrants issued to purchase common stock shares at a strike price of $0.75.

On July 1, 2019, the Company entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Accilent of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500). The note was fully funded on July 9, 2019 (net of an 8% original issue discount and other expenses). The note bears an interest rate of 16% and was due and payable on September 11, 2019. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. The Company issued 315,000 warrants at an exercise price of $0.25 per warrant and exercisable within 3 years from issuance (the “Initial Warrants”). As of March 31, 2020, the loan had been paid off. As of December 31, 2019, $57,946 remained outstanding, which included a fee of $4,951 and interest of $4,606.

As described previously, the Company entered into an exchange agreement with Mr. Blumberg. Based on this agreement the Company exchanged $70,320 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Mr. James. Based on this agreement the Company exchanged $2,286 of short-term debt outstanding.

The following table summarizes the Notes payable in default, including related parties:

	March 31, 2020	December 31, 2019
Dr. Imhoff	$-	$199
Dr. Cartwright	2	2
Ms. Rosenstock	-	50
Mr. Fowler	26	26
Mr. Mermelstein	254	244
GPB	17	17
Aquarius	-	108
Accilent	-	58
Mr. Blumberg	-	70
Mr. James	-	2
Notes payable in default	$299	$776

The notes payable to related parties was $2,000 of the $299,000 balance at March 31, 2020 and $349,000 of the $776,000 balance at December 31, 2019.

Short Term Notes Payable

As described previously, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company exchanged $167,000 of short-term debt outstanding.

The Company issued promissory notes to Mr. Cartwright and Mr. Faupel, in the amounts of approximately $48,000 and $5,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On August 22, 2018, the Company issued a promissory note to Mr. Case for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). As of March 31, 2020, the Company had exchanged $179,291 of debt outstanding for: 896,456 common stock shares; and 896,455 warrants issued to purchase common stock shares at a strike price of $0.20. As of December 31, 2019, the Company had not repaid the note and original issue discount of $157,500 ($7,500 is recorded in accrued expenses).

As described previously, the Company entered into an exchange agreement with Mr. Mamula. Based on this agreement the Company exchanged $15,577 of short-term debt outstanding.

On September 19, 2018, the Company issued a promissory note to Mr. Gould for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). As of March 31, 2020, the Company had entered into an exchange agreement with Mr. Gould. Based on this agreement the Company will exchange $111,227 of debt outstanding for: 556,136 common stock shares; and 556,136 warrants issued to purchase common stock shares at a strike price of $0.20. As of December 31, 2019, the Company had not repaid the note and original issue discount of $52,500 ($2,500 is recorded in accrued expenses) and therefore the accrued interest rate increased to 12%.

On February 15, 2019, the Company issued a promissory note to Mr. Gould for $50,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 (representing a $2,500 original issue discount). As of March 31, 2020, this note was exchanged as explained in the preceding paragraph. As of December 31, 2019, the Company had not repaid the note and original issue discount of $52,500 ($2,500 is recorded in accrued expenses).

As described previously, the Company entered into an exchange agreement with K2 Medical. Based on this agreement the Company exchanged $203,000 of short-term debt outstanding.

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016. As of March 31, 2020, $63,395 had been paid, leaving a balance of $4,726.

In July 2019, the Company entered into a premium finance agreement to finance its insurance policies totaling $142,000. The note requires monthly payments of $14,459, including interest at 4.91% and matures in April 2020. As of March 31, 2020, a balance of $14,459 remained. The balance due on insurance policies totaled $57,483 at December 31, 2019.

As described previously, the Company entered into an exchange agreement with Mr. Blumberg. Based on this agreement the Company exchanged $223,000 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Mr. Grimm. Based on this agreement the Company exchanged $51,050 of short-term debt outstanding.

At March 31, 2020 and December 31, 2019, the Company maintained short term notes payable to both related and non-related parties totaling $72,000 and $1,026,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

The following table summarizes the Short-term notes payable, including related parties:

	March 31, 2020	December 31, 2019
Dr. Imhoff	$-	$167
Dr. Cartwright	48	48
Dr. Faupel	5	5
Mr. Case	-	150
Mr. Mamula	-	15
Mr. Gould	-	100
K2 (Shenghuo)	-	203
Everest	5	8
Premium Finance (insurance)	14	58
Mr. Blumberg	-	223
Mr. Grimm	-	49
Short-term notes payable, including related parties	$72	$1,026

The short-term notes payable past due to related parties was $53,000 of the $72,000 balance at March 31, 2020 and $646,000 of the $1,026,000 balance at December 31, 2019.

Troubled Debt Restructuring

The debt extinguished for Notes Payable which closed on January 8, 2020, the Company exchanged $2,064,366 in debt for common stock shares and warrants as described above that were determined to have a total fair value of $2,065,548, resulting in a loss on extinguishment of debt of $1,183 which is recorded in other income (expense) on the accompanying consolidated statements of operations. In addition, one of the investors forgave approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, ie., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Notes Payable, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for March 31, 2020 and 2019.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of March 31, 2020, the note had been exchanged for common stock shares and warrants. This was part of the exchange made on January 8, 2020, for $790,544 of debt outstanding for: 1,905,270 common stock shares issued on March 23, 2020; 496,602 warrants issued to purchase common stock shares at a strike price of $0.20; 692,446 warrants issued to purchase common stock shares at a strike price of $0.25; and 692,446 warrants issued to purchase common stock shares at a strike price of $0.75. As of December 31, 2019, the Company had a note due of $512,719.

Troubled Debt Restructuring

The debt extinguished for Related Party Convertible Note Payable – Short-Term, which closed on January 8, 2020, the Company exchanged in part $512,719 in debt for several common stock shares and warrants as described above. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. See Note 8: Notes Payable, for total gain or loss recorded in the period. The troubled debt restructuring for Notes Payable, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for March 31, 2020 and 2019.

Convertible Note Payable – Short-Term

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matures on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be made converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year.

On May 15, 2019, the Company entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% is due and payable on May 15, 2020. The note may be converted by Eagle at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receives a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. During 2020, Eagle provided a forbearance to the Company on the default after a payment was made. On May 15, 2019, the Company had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of December 31, 2019, the outstanding note was for $25,651, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $1,166 included in accrued expenses on the accompanying consolidated balance sheet. As of March 31, 2020, the outstanding note was for $26,651, which consisted of unamortized balance of $4,812 of a beneficial conversion feature, unamortized original issue discount of $633, unamortized debt issuance costs of $904 and interest of $2,317 included in accrued expenses on the accompanying consolidated balance sheet

On May 15, 2019, the Company entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which the Company received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The note may be converted by Adar at any time after five months from issuance into shares of the Company common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of the Company’s common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which the Company receives a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if the Company are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. During 2020, Adar provided a forbearance to the Company on the default after a payment was made. On May 15, 2019, the Company had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of December 31, 2019, the note outstanding increased to $84,780 as a default penalty of $27,030 was added to the outstanding balance of the note, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $3,190 included in accrued expenses on the accompanying consolidated balance sheet. As of March 31, 2020, the note outstanding decreased to $28,176 including a default penalty of $27,030 that was added to the outstanding balance of the note, which consisted of unamortized balance of $4,813 of a beneficial conversion feature, unamortized original issue discount of $633, unamortized debt issuance costs of $904 and interest of $1,851 included in accrued expenses on the accompanying consolidated balance sheet.

The following table summarizes the Convertible notes payable:

	March 31, 2020	December 31, 2019
Shenghuo	$-	$513
Auctus	113	-
Eagle	27	26
Adar	28	85
Debt discount and issuance costs to be amortized	(30)	(9)
Debt discount related to beneficial conversion	(10)	(29)
Convertible notes payable	$128	$586

10.  CONVERTIBLE DEBT

Senior Secured Promissory Note

Effective February 12, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC (“GPB”) for the issuance of a $1,437,500 senior secured convertible note for an aggregate purchase price of $1,029,000 (representing an original issue discount of $287,500 and debt issuance costs of $121,000). On May 28, 2016, the balance of the note was increased by $87,500 for a total principal balance of $1,525,000. On December 7, 2016, the Company entered into an exchange agreement with GPB and as a result the principal balance increased by a transfer $312,500 (see – “Senior Secured Promissory Note”) for a total principal balance of $1,837,500. In addition, GPB received warrants for 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance and recorded an additional discount on the debt. The warrant is exercisable at any time, pending availability of sufficient authorized but unissued shares of the Company’s common stock, at an exercise price per share equal to the conversion price of the convertible note, subject to certain customary adjustments and anti-dilution provisions contained in the warrant. The warrant has a five-year term. At December 31, 2019, the common stock purchase warrant exercise price had been adjusted to $0.04 and the number of common stock shares exchangeable for was 35,937,500.

As of March 31, 2020, and as a result of the January 15, 2020 exchange agreement, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. This exchange is subject to the Company meeting repayment conditions. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. The Company has executed Tranche 1 and 2 and has paid GPB $550,000. In addition, the Company would need to begin repaying $50,000, in repayment of $1,500,000, each month, beginning on September 15, 2020 (if the Company is not in default it may request an additional four-month forbearance on that repayment.

The convertible note required monthly interest payments at a rate of 17% per year and was due on February 12, 2018. Subject to resale restrictions and the availability of sufficient authorized but unissued shares of the Company’s common stock, the note is convertible at a conversion price equal to 70% of the average closing price per share for the five trading days prior to issuance. In an event default the note will accrue interest at a rate of 22%. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance, but as of March 31, 2020 and December 31, 2019, had not done so. The note is secured by a lien on substantially all of the Company’s assets.

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of March 31, 2020, and December 31, 2019, GPB had earned approximately $32,000 and $31,000 in royalties that are unpaid, respectively.

As of March 31, 2020, the balance due on the convertible debt was $1,889,556, consisting of principal of $1,542,530 and a prepayment penalty of $347,026 and compared to December 31, 2019, where the balance due on the convertible debt was $2,177,030 consisting of principal of $1,830,000 and a prepayment penalty of $347,030. Interest accrued on the note total $1,103,124 and $1,175,925 at March 31, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

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

Troubled Debt Restructuring

The debt restructured for Convertible Debt, which closed on January 15, 2020, the Company restructured several re-payment plans as described above and in addition cancelled warrants and issued new warrants as part of the restructure. This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. See Note 8: Notes Payable, for total gain or loss recorded in the period. The troubled debt restructuring for Convertible Debt, based on the reduction in warrants outstanding would have an effect on the Company’s diluted earnings per share calculation for March 31, 2020, but not on the basic earnings per share calculation. The earnings per share value would have adjusted from 0.041 to 0.029.

Secured Promissory Note.

Effective September 10, 2014, the Company sold a secured promissory note to an accredited investor, GHS Investments, LLC (“GHS”), with an initial principal amount of $1,275,000, for a purchase price of $570,000 (less an original issue discount of $560,000 and debt issuance costs of $145,000). The note is secured by the Company’s current and future accounts receivable and inventory and accrued interest at a rate of 18% per year. The note has subsequently been assigned to different credited investors and the terms of the note were amended extend the maturity until August 31, 2016. The balance of this note was reduced by a transfer of $306,863 as part of a debt restructuring that occurred on December 7, 2016 (see – “Senior Secured Promissory Note”). The holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to 75% of the lowest daily volume average price of common stock during the five days prior to conversion. The balance due on the note was $150,025 and $148,223 at March 31, 2020 and December 31, 2019, respectively.

Other Convertible Debt in Default

Effective May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $83,094, including a default penalty of $37,926 and accrued interest of $18,298, and $83,094 including a default penalty of $37,926 and accrued interest of $16,641, respectively. GHS converted $12,700 and $29,642 of principal and accrued interest during the years ended December 31, 2019, respectively.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until its matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $14,187, including a default penalty of $4,937, and $14,187, including a default penalty of $4,937, respectively. Interest accrued on the note totals $4,132 and $3,972 at March 31, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). At issuance, the Company recorded a $29,143 beneficial conversion feature, which was fully amortized at December 31, 2019. The accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $103,285, including a default penalty of $35,285, and $103,285, including a default penalty of $35,285, respectively. Interest accrued on the note totals $31,862 and $29,287 at March 31, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective March 20, 2018, the Company entered into a securities purchase with Auctus Fund, LLC ("Auctus") for the issuance of a $150,000 convertible promissory note and warrants exercisable for 4,262 shares of the Company's common stock. At issuance, the Company recorded a $97,685 beneficial conversion feature, which was fully amortized at December 31, 2018. The warrants are exercisable at any time, at an exercise price equal to $0.04 per share, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrants have a five-year term. The note accrued interest at a rate of 12% per year until it matured in December 2018. Beginning December 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $192,267, including a default penalty of $70,931, and 192,267, including a default penalty of $70,931, respectively. Interest accrued on the note totals $57,293 and $45,629 at March 31, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Auctus converted nil and $14,236 of principal and accrued interested during the three months and year ended March 31, 2020 and December 31, 2019, respectively.

Effective July 3, 2018, the Company entered into a securities purchase with Auctus for the issuance of a $89,250 convertible promissory note. At issuance, the Company recorded a $59,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% per year until it matured in April 2019. Beginning April 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $90,641, including a default penalty of $56,852, and $90,641, including a default penalty of $56,852, respectively. Interest accrued on the note totals $21,935 and $16,436 at March 31, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective March 29, 2019, the Company entered into a securities purchase with Auctus for the issuance of a $65,000 convertible promissory note. At issuance, the Company recorded a $65,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% until it matured in December 2019. Beginning December 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 50% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $106,210, including a default penalty of $41,210 and 106,210, including a default penalty of $41,210, respectively. Interest accrued on the note totaled $6,585 and $142 at March 31, 2020 and December 31, 2019 and is included in accrued expenses on the accompanying consolidated balance sheet.

The following table summarizes the Convertible notes (including debt in default):

		March 31, 2020		December 31, 2019
GPB		$1,890		$2,177
GHS	$151		$149
	83		83
	14		14
	103	351	103	349
Auctus	$192		$192
	91		91
	106	389	106	389
Convertible notes (including debt in default)		$2,630		$2,915

The convertible notes payable in default was $740,000 of the $2,630,000 balance at March 31, 2020 and the total balance of $2,915,000 at December 31, 2019.

11.  LONG-TERM DEBT

Long-term Debt – Related Parties

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the debt restructuring exchange agreement and to modify the terms of the original exchange agreement. Under this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement. The modification also included simple interest at a 6% rate, with the principal and accrued interest due in total at the date of maturity or September 4, 2021.

During the quarter ended September 30, 2018, the Company entered into an exchange agreement dated July 14, 2018, Dr Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $661,000 for a $207,000 promissory note dated September 4, 2018. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $199,000 and a capital contribution of $235,000 during the year ended December 31, 2018. The resulting difference of $20,000 was recorded to accrued interest. In the July 20, 2018 exchange agreement, Dr, Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,000 for a $319,000 promissory note dated September 4, 2018. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $840,000 and a capital contribution of $432,000 during the year ended December 31, 2018. The resulting difference of $30,000 was recorded to accrued interest and elimination of debt.

Troubled Debt Restructuring

The debt extinguished for Mr. Cartwright and Mr. Faupel meet the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Long-term Debt – Related Parties, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for March 31, 2020 and 2019 as the gain was recorded in 2018.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven during the quarter ended September 30, 2018	(454)
Promissory note dated September 4, 2018	$207
Interest accrued through December 31, 2019	17
Balance outstanding at December 31, 2019	$224
Interest accrued through March 31, 2020	4
Balance outstanding at March 31, 2020	$228

For Dr. Cartwright:
Salary	$337
Bonus	675
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding prior to exchange	$1,621
Amount forgiven during the quarter ended September 30, 2018	(1,302)
Promissory note dated September 4, 2018	$319
Interest accrued through December 31, 2019	26
Balance outstanding at December 31, 2019	$345
Interest accrued through March 31, 2020	4
Balance outstanding at March 31, 2020	$349

Future debt obligations at March 31, 2020 for Long-term Debt – Related Parties are as follows (in thousands):

Year	Amount
2020	-
2021	-
2022	200
2023	200
2024	177
Totals	577

Long-term Convertible Notes Payable, net

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 has been received and will have a maturity date of December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In connection with the first tranche of $700,000, the Company issued to 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. On May 27, 2020, the second tranche of $400,000 was received. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached. As of March 31, 2020, and December 31, 2019, $700,000 remained outstanding and accrued interest of $20,417 and $2,722, respectively. Further, as of March 31, 2020, and December 31, 2019, the Company had unamortized debt issuance costs of $56,000 and $64,000, respectively and an unamortized debt discount on warrants of $542,000, and $622,000, respectively and providing a net balance of $102,000 and $15,000, respectively.

In addition, the Company determined that the conversion option needed to be bifurcated from the debt arrangement and will valued at fair value each reporting period. The initial value at the date of issuance deemed to be $0 due to the presence of the $0.15 floor price.

Future debt obligations at March 31, 2020 for Long-term Convertible Notes Payable, net are as follows (in thousands):

Year	Amount
2020	-
2021	700
2022	-
2023	-
2024	-
Totals	700

12.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C and Series D convertible preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	Three months ended March 31,
	2020	2019

Net income (loss)	$2,716	$(224)
Basic weighted average number of shares outstanding	5,013	3,248
Net income (loss) per share (basic)	$0.542	$(0.069)
Diluted weighted average number of shares outstanding	65,620	3,248
Net income (loss) per share (diluted)	$0.0415	$(0.069)

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	-	-
Convertible debt	59,282	37,898
Warrants	1,325	30,582
Total Dilutive instruments	60,607	68,480

13. SUBSEQUENT EVENTS

On April 23, 2020, the Company received $25,000 of equity investments. These investors received a total of 50,000 common stock shares and 50,000 warrants issued to purchase common stock shares at a strike price of $0.25, 50,000 warrants to purchase common stock shares at a strike price of $0.75 and 50 Series D preferred stock (each Series D preferred stock shares converts into 3,000 shares of the Company’s common stock shares).

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lendershall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24 week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs.

On May 20, 2020, the Company received a $70,000 loan from Mr. Blumberg.

On May 22, 2020, the Company entered into an exchange agreement with Auctus. Based on this agreement the Company exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $304,250 of debt outstanding for: $160,000 in cash payments (payable in monthly payments of $20,000), convert a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares at a strike price of $0.15.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer.

On June 23, 2020, the Company entered into an exchange agreement with Mr. Clavijo. Based on this agreement the Company exchanged outstanding payables, in the amount of $135,213 of debt outstanding for: $10,213 in cash; 500,000 restricted common stock shares; and 250,000 warrants issued to purchase common stock shares at a strike price of $0.50.

During June 2020, the Company received equity investments in the amount of $1,177,500. These investors will receive 1,177.5 Series E Preferred Stock (each Series E Preferred Stock share converts into 4,000 shares of the Company’s common stock shares). The Series E Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value of the Series E Preferred Stock is $1,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2019 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2020 we have an accumulated deficit of approximately $136.8 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the three months ended March 31, 2020 and 2019 were approximately nil and $18,000, respectively. Revenues for the three months ended March 31, 2020 were approximately, $18,000 or 100% lower when compared to the same period in 2019, due to no sales activity in 2020. Related cost of sales were approximately nil and $1,000 in the three months ended March 31, 2020 and 2019, respectively. Cost of sales for the three months ended March 31, 2020, were approximately, $1,000 or 100% lower when compared to the same period in 2019, due to no sales activity in 2020. This resulted in a gross profit of approximately nil on the sales of devices and disposables for the three months ended March 31, 2020 compared with a gross profit of approximately $17,000 for the same period in 2019.

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2020, decreased to approximately $24,000, from approximately $47,000 to the same period in 2019. The decrease of $23,000, or 48%, was primarily due to cost reduction plans in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended March 31, 2020, decreased to approximately $34,000, compared to $45,000 for the same period in 2018. The decrease, of approximately $11,000, or 24% was primarily due to Company-wide expense reduction and cost savings efforts.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2020, increased to approximately $184,000, compared to $182,000 for the same period in 2019. The increase of approximately $2,000, or 1%, was primarily related to higher compensation expenses incurred during the same period. For 2020, general and administrative expenses consisted primarily of professional fees, insurance, and paid and accrued compensation costs.

Other Income: Other income for the three months ended March 31, 2020, decreased to approximately $1,000, compared to $4,000 for the same period in 2019. The decrease of approximately $3,000 or 74% was primarily a result of lower refunds from prior years for insurance policies.

Interest Expense: Interest expense for the three months ended March 31, 2020 decreased to approximately $287,000, compared to $371,000 for the same period in 2019. The decrease of approximately $84,000, or 23%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Gain from Extinguishment of Debt: Gain from extinguishment of debt for the three months ended March 31, 2020 increased to approximately $28,000, compared to nil for the same period in 2019. The increase of approximately $28,000, or 100%, was primarily related to debt that had been eliminated from debt exchange agreements.

Fair Value of Warrants Recovery/Expense: Fair value of warrants recovery for the three months ended March 31, 2020, increased to approximately $3,228,000 compared to fair value of warrants recovery of $409,000 for the same period in 2019. The increase of approximately $2,819,000, or 689% was primarily due to a decrease in the number of common stock warrants outstanding, the exchange of common stock warrants for fixed price common stock warrants, the exchange of debt and for favorable significant changes in warrant conversion prices and increase in stock price in the three months ended March 31, 2020.

Net Income/Loss: Net Income attributable to common stockholders increased to approximately $2,716,000, or $0.542 and $0.042 per share, on a fully diluted basis for the three months ended March 31, 2020, from a net loss of $224,000, or $0.069 per share, for the same period in 2019. The decrease in the net loss of $2,940,000, or 1,312% was for reasons outlined above. As stated previously, our net income for the three months ended March 31, 2020, was primarily a result of changes in the fair value of warrants, the decrease in the number of common stock warrants outstanding, and the exchange of common stock warrants for fixed price common stock warrants.

There was no income tax benefit recorded for the three months ended March 31, 2020 or 2019, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At March 31, 2020, we had cash of less than $21,000 and a negative working capital of approximately $9,000,000.

Our major cash flows for the three months ended March 31, 2020 consisted of cash out-flows of $0.5 million from operations, including approximately $2.7 million of net income, (as stated previously, our net income for the three months ended March 31, 2020, was primarily a result of changes in the fair value of warrants, the decrease in the number of common stock warrants outstanding, and the exchange of common stock warrants for fixed price common stock warrants), and a net change from financing activities of $0.3 million; which primarily represented the proceeds received from issuance of common stock and warrants, and payments made on notes payable.

Capital resources for 2020

During January 2020, we received equity investments in the amount of $103,000. These investors received a total of 206,000 common stock shares and 206,000 warrants issued to purchase common stock shares at a strike price of $0.25, 206,000 warrants to purchase common stock shares at a strike price of $0.75 and 103 Series D preferred stock (each Series D preferred stock shares converts into 3,000 shares of the our common stock shares).

On January 6, 2020, we entered into an exchange agreement with Jones Day. We have not performed the initial terms of the exchange agreement. We will exchange $1,744,768 of debt outstanding for: $175,000, an unsecured promissory note in the amount of $550,000; due 13 months form the date of issuance, that may be called at any time prior to maturity upon a payment of $150,000; and an unsecured promissory note in the principal amount of $444,768, bearing an annualized interest rate of 6.0% and due in four equal annual installments beginning on the second anniversary of the date of issuance.

On January 8, 2020, we exchanged $2,064,366 in debt for several equity instruments (noted below) that were determined to have a total fair value of $2,065,548, resulting in a loss on extinguishment of debt of $1,183 which is recorded in other income (expense) on the accompanying consolidated statements of operations. We also issued 6,957,013 warrants to purchase common stock shares; with exercise prices of $0.25, $0.75 and $0.20.

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)

Aquarius	$145,544	107,500	38,044	291,088	145,544	145,544	-
K2 Medical (Shenghuo)3	803,654	771,927	31,727	1,905,270	704,334	704,334	496,602
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291
	$2,064,366	$1,902,197	$162,169	6,957,013	1,121,705	1,121,705	4,713,603

1
Ms. Rosenstock also forgave $28,986 in debt.
2
Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.
3
Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

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

On April 23, 2020, we received $25,000 of equity investments. These investors received a total of 50,000 common stock shares and 50,000 warrants issued to purchase common stock shares at a strike price of $0.25, 50,000 warrants to purchase common stock shares at a strike price of $0.75 and 50 Series D preferred stock (each Series D preferred stock shares converts into 3,000 shares of the our common stock shares).

On May 4, 2020, we received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184.

On May 20, 2020, the Company received a $70,000 loan from Mr. Blumberg.

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $304,250 of debt outstanding for: $160,000 in cash payments (payable in monthly payments of $20,000), convert a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares; and 700,000 warrants issued to purchase common stock shares at a strike price of $0.15.

On May 27, 2020, we received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to us was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%).

On June 23, 2020, we entered into an exchange agreement with Mr. Clavijo. Based on this agreement we exchanged outstanding payables, in the amount of $135,213 of debt outstanding for: $10,213 in cash; 500,000 restricted common stock shares; and 250,000 warrants issued to purchase common stock shares at a strike price of $0.50.

During June 2020, we received equity investments in the amount of $1,177,500. These investors will receive 1,177.5 Series E Preferred Stock (each Series E Preferred Stock share converts into 4,000 shares of our common stock shares). The Series E Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value of the Series E Preferred Stock is $1,000.

Capital resources for 2019

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

On February 14, 2019, we entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided us with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which we would have to repay $68,500. At a minimum we would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016. As of March 31, 2020, $63,395 had been paid, leaving a balance of $4,726.

Effective March 29, 2019, we entered into a securities purchase with Auctus for the issuance of a $65,000 convertible promissory note. At issuance, we recorded a $65,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% until it matured in December 2019. Beginning December 2019, the note is convertible, in whole or in part, at the holder's option, into shares of our stock at a conversion price equal to 50% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note we may be required to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2020 and December 31, 2019, the balance due on this total was $106,210, including a default penalty of $41,210 and 106,210, including a default penalty of $41,210, respectively. Interest accrued on the note totaled $6,585 and $142 at March 31, 2020 and December 31, 2019 and is included in accrued expenses on the accompanying consolidated balance sheet.

On May 15, 2019, we entered into a securities purchase agreement with Eagle Equities, LLC, providing for the purchase by Eagle of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The note may be converted by Eagle at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Eagle’s option and in its sole discretion, Eagle may consider the notes immediately due and payable. As of December 31, 2019, the outstanding note was for $25,651, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $1,166 included in accrued expenses on the accompanying consolidated balance sheet. As of March 31, 2020, the outstanding note was for $26,651, which consisted of unamortized balance of $4,812 of a beneficial conversion feature, unamortized original issue discount of $633, unamortized debt issuance costs of $904 and interest of $1,697 included in accrued expenses on the accompanying consolidated balance sheet.

On May 15, 2019, we entered into a securities purchase agreement with Adar Bays, LLC, providing for the purchase by Adar of a convertible redeemable note in the principal amount of $57,750. The note was fully funded on May 21, 2019, upon which we received $45,000 of net proceeds (net of a 10% original issue discount and other expenses). The note bears an interest rate of 8% and are due and payable on May 15, 2020. The note may be converted by Adar at any time after five months from issuance into shares of our common stock (as determined in the notes) calculated at the time of conversion. The conversion price of the notes will be equal to 60% of the average of the two lowest closing bid prices of our common stock shares as reported on OTC Markets exchange, for the 20 prior trading days including the day upon which we receive a notice of conversion. The notes may be prepaid in accordance with the terms set forth in the notes. The notes also contain certain representations, warranties, covenants and events of default including if we are delinquent in our periodic report filings with the SEC and increases in the amount of the principal and interest rates under the notes in the event of such defaults. In the event of default, at Adar’s option and in its sole discretion, Adar may consider the notes immediately due and payable. In addition, we had recorded a $38,500 beneficial conversion feature, $5,250 original issue discount and $7,500 of debt issuance costs. As of December 31, 2019, the note outstanding increased to $84,780 as a default penalty of $27,030 was added to the outstanding balance of the note, which consisted of unamortized balance of $14,438 of a beneficial conversion feature, unamortized original issue discount of $1,942, unamortized debt issuance costs of $2,774 and interest of $3,190 included in accrued expenses on the accompanying consolidated balance sheet. As of March 31, 2020, the note outstanding decreased to $28,176 including a default penalty of $27,030 that was added to the outstanding balance of the note, which consisted of unamortized balance of $4,813 of a beneficial conversion feature, unamortized original issue discount of $633, unamortized debt issuance costs of $904 and interest of $1,851 included in accrued expenses on the accompanying consolidated balance sheet.

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

Contingencies

Based on the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, there could be additional repercussions in our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact, if any, we will depend on future developments, including actions taken to contain the coronavirus.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2020 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2019, for information regarding factors that could affect our results of operations, financial condition and liquidity.

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

GUIDED THERAPEUTICS, INC.

Date: July 6, 2020	By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer