Form 10-Q
period 2020-09-30
GUIDED THERAPEUTICS INC
filed 2020-11-05
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of November 1, 2020, the registrant had 13,096,189 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited, in thousands)

ASSETS	September 30, 2020	December 31, 2019
CURRENT ASSETS:
Cash and cash equivalents	$581	$899
Accounts receivable, net of allowance for doubtful accounts of $126 and $114 at September 30, 2020 and December 31, 2019, respectively	1	13
Inventory, net of reserves of $827 and $831 at September 30, 2020 and December 31, 2019, respectively	53	48
Deposits on inventory	493	—
Other current assets	110	70
Total current assets	1,238	1,030
NONCURRENT ASSETS:
Property and equipment, net	1	—
Lease-right-of-use asset, net of amortization	61	132
Other assets	—	18
Total noncurrent assets	62	150
TOTAL ASSETS	1,300	1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable in default, related parties	1	349
Notes payable in default	318	427
Short-term notes payable	78	380
Short-term notes payable, related parties	—	646
Short-term notes payable, related parties, past due	52	—
Convertible notes, past due	1,798	—
Convertible notes in default	261	2,915
Short-term convertible notes payable	67	73
Short-term convertible notes payable, related parties	—	513
Accounts payable	2,609	2,897
Accounts payable, related parties	116	136
Accrued liabilities	2,906	3,235
Subscription receivable	—	635
Current portion of lease liability	57	103
Deferred revenue	42	101
Total current liabilities	8,305	12,410
LONG-TERM LIABILITIES:
Warrants, at fair value	5,515	5,092
Long-term convertible notes payable, net	622	15
Long-term debt-related parties	592	569
Long-term debt	50	—
Derivative liability	36	—
Lease liability	—	29
Total long-term liabilities	6,815	5,705
TOTAL LIABILITIES	15,120	18,115

COMMITMENTS & CONTINGENCIES (Note 7)
3

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2020 and December 31, 2019. (Liquidation preference of $286 at September 30, 2020 and December 31, 2019).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of September 30, 2020 and December 31, 2019. (Liquidation preference of $1,049 at September 30, 2020 and December 31, 2019).	170	170
Series C2 convertible preferred stock, $.001 par value; 5.0 shares authorized, 3.3 shares issued and outstanding as of September 30, 2020 and December 31, 2019. (Liquidation preference of $3,263 at September 30, 2020 and December 31, 2019).	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.8 and nil shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. (Liquidation preference of $763 and nil at September 30, 2020 and December 31, 2019).	276	—
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 1.6 and nil shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. (Liquidation preference of $1,636 and nil at September 30, 2020 and December 31, 2019).	1,539	—
Common stock, $.001 par value; 3,000,000 shares authorized, 13,096 and 3,319 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3,404	3,394
Additional paid-in capital	122,362	118,552
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(142,075)	(139,555)
TOTAL STOCKHOLDERS’ DEFICIT	(13,820)	(16,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,300	1,180

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in Thousands, except per share data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019

REVENUE:
Sales – devices and disposables	$77	$1	$77	$20
Cost of goods sold	12	—	19	66
Gross profit (loss)	65	1	58	(46)

OPERATING EXPENSES:
Research and development	41	23	121	113
Sales and marketing	36	15	107	91
General and administrative	141	151	594	522
Total operating expenses	218	189	822	726

Operating loss	(153)	(188)	(764)	(772)

OTHER INCOME (EXPENSES):
Other income	—	26	51	45
Interest expense	(317)	(376)	(910)	(1,010)
Change in fair value of derivative liability	(36)	—	(36)	—
Gain (Loss) from extinguishment of debt	20	—	(296)	—
Change in fair value of warrants	2,061	412	(490)	(1,267)
Total other income (expenses)	1,728	62	(1,681)	(2,232)

INCOME (LOSS) BEFORE INCOME TAXES	1,575	(126)	(2,445)	(3,004)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	1,575	(126)	(2,445)	(3,004)
PREFERRED STOCK DIVIDENDS	(46)	—	(75)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,529	$(126)	$(2,520)	$(3,004)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$0.12	$(0.04)	$(0.25)	$(0.91)
DILUTED	$0.03	$(0.04)	$(0.25)	$(0.91)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	12,995	3,319	9,985	3,296
DILUTED	60,331	3,319	9,985	3,296

  The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (In Thousands except per share data) (Unaudited)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, December 31, 2019	—	$105	1	$170	3	$531	—	$—	—	$—	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	—	—	—	—	—	—	1	276	2	1,539	—	—	—	—	—	1,815
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	8,132	8	2,921	—	—	2,929
Issuance of common stock in financing	—	—	—	—	—	—	—	—	—	—	1,526	2	460	—	—	462
Issuance of warrants in financing	—	—	—	—	—	—	—	—	—	—	—	—	70	—	—	70
Issuance of common stock for manufacturing agreements	—	—	—	—	—	—	—	—	—	—	12	—	—	—	—	—
Issuance of common stock for series D preferred dividends	—	—	—	—	—	—	—	—	—	—	107	—	26	—	—	26
Beneficial conversion feature of debt	—	—	—	—	—	—	—	—	—	—	—	—	82	—	—	82
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	251	—	—	251
Accrued series D preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(75)	(75)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,445)	(2,445)
BALANCE, September 30, 2020	—	$105	1	$170	3	$531	1	$276	2	$1,539	13,096	$3,404	$122,362	$(132)	$(142,075)	$(13,820)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, December 31, 2018	—	$105	1	$170	3	$531	—	$—	—	$—	2,669	$2,877	$118,259	$(132)	$(137,634)	$(15,824)
Shares in transit	—	—	—	—	—	—	—	—	—	—	—	—	692	—	—	692
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	650	517	(408)	—	—	109
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,004)	(3,004)
BALANCE, September 30, 2019	—	$105	1	$170	3	$531	—	$—	—	$—	3,319	$3,394	$118,551	$(132)	$(140,638)	$(18,019)

The accompanying notes are an integral part of these consolidated statements

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (In Thousands except per share data) (Unaudited)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, June 30, 2020	—	$105	1	$170	3	$531	1	$276	1	$798	12,764	$3,403	$122,030	$(132)	$(143,604)	$(16,423)
Issuance of preferred stock in financing	—	—	—	—	—	—	—	—	1	741	—	—	—	—	—	741
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	175	—	50	—	—	50
Issuance of common stock in financing	—	—	—	—	—	—	—	—	—	—	50	1	5	—	—	6
Issuance of common stock for preferred dividends	—	—	—	—	—	—	—	—	—	—	107	—	26	—	—	26
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	251	—	—	251
Accrued series D preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(46)	(46)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,575	1,575
BALANCE, September 30, 2020	—	$105	1	$170	3	$531	1	$276	2	$1,539	13,096	$3,404	$122,362	$(132)	$(142,075)	$(13,820)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares Amount		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, June 30, 2019	—	$105	1	$170	3	$531	—	$—	—	$—	3,319	$3,393	$117,860	$(132)	$(140,512)	$(18,585)
Shares in transit	—	—	—	—	—	—	—	—	—	—	—	—	692	—	—	692
Conversion of debt into common stock	—	—	—	—	—	—	—	—	—	—	—	1	—	—	—	(3)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(126)	(2,654)
BALANCE, September 30, 2019	—	$105	1	$170	3	$531	—	$—	—	$—	3,319	$3,394	$118,551	$(132)	$(140,638)	$(18,019)

The accompanying notes are an integral part of these consolidated statements

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,445)	$(3,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	13	—
Depreciation	—	21
Amortization of debt issuance costs and discounts	297	54
Amortization of beneficial conversion feature	78	73
Stock based compensation	251	8
Change in fair value of warrants	490	1,267
Loss from extinguishment of debt	296	—
Change in fair value of derivative	36	—

Changes in operating assets and liabilities:
Accounts receivable	(1)	(1)
Inventory	(5)	66
Other current assets	(532)	(37)
Other non-current asset	18	—
Accounts payable	(189)	62
Deferred revenue	(59)	32
Accrued liabilities	208	857
Total adjustments	901	2,402

Net cash used in operating activities	(1,544)	(602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1)	—
Net cash used in investing activities	(1)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	519	748
Proceeds from issuance of Series E preferred stock	1,539	—
Payments made on notes payable	(959)	(146)
Proceeds from the issuance of common stock, net of costs	128	—
Net cash provided by financing activities	1,227	602

NET CHANGE IN CASH AND CASH EQUIVALENTS	(318)	—
CASH AND CASH EQUIVALENTS, beginning of year	899	—
CASH AND CASH EQUIVALENTS, end of period	$581	$—
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$229	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$2,832	$33
Dividends on preferred stock	$75	$—
Subscription receivable	$635	$—
Warrants exchanged for fixed price warrants	$70	$—
Settlement of dividends through common stock issuance	$26	$—

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,469 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of September 30, 2020 and December 31, 2019.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2020, it had an accumulated deficit of approximately $142.1 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At September 30, 2020, the Company had a negative working capital of approximately $7.1 million, accumulated deficit of $142.1 million, and net loss of $2.5 million for the nine months then ended (the net loss was in part the result of a $0.9 million for interest charges on debt and $0.5 million change in fair value of warrants that were recorded in the period). Stockholders’ deficit totaled approximately $13.8 million at September 30, 2020, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock.

The Company has taken the following steps to improve certain factors that are generating the going concern opinion, including:

•	During the end of 2019 and during 2020, the Company was able to raise over $4.0 million in equity and debt investments;
•	The Company has executed several exchange agreements that converted to approximately $2.4 million of debt for equity, as well as eliminate some existing debt;
•	During the quarter ended September 30, 2020, the Company uplisted to the Over the Counter (OTC) bulletin board;

If sufficient capital cannot be raised during 2020 and 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 28.3 million shares of its common stock outstanding at September 30, 2020, with exercise prices ranging between $0.04 and $1.82 per share. Exercises of in the money warrants would generate a total of approximately $5.0 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include common share stock options, the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes, Monte Carlo simulations and binomial calculations. The Company uses the Monte Carlo simulations and binomial calculations in the calculation of the fair value of the warrant liabilities and the valuation of embedded conversion options and freestanding warrants.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At September 30, 2020 and December 31, 2019, our inventories were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$782	$781
Work in process	80	81
Finished goods	18	17
Inventory reserve	(827)	(831)
Total	$53	$48

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Deposits on Inventory

Deposits made for long-term inventory parts were recorded in Other Assets. On September 4, 2020, the Company paid and additional deposit of $200,000 for the deposit of a major part in the assembly of the Company’s devices. The Company had a prior deposit of $292,000 with this vendor that was being held until the Company could pay the entire balance of the $493,000 order. The Company had reserved and recorded an expense for the entire balance of $292,000 in prior periods as it was unsure when it would have the financial resources to pay the balance. Upon the payment of the additional deposit the Company reversed the reserve of $292,000. In addition, since the parts will be delivered within 6 months the deposit on inventory was recorded as a current item on the Company’s Balance Sheet.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Equipment	$1,042	$1,349
Software	652	740
Furniture and fixtures	41	124
Leasehold Improvement	12	180
	1,747	2,393
Less accumulated depreciation and amortization	(1,746)	(2,393)
Total	$1	$—

During the three months ended September 30, 2020, the Company disposed of approximately $648,000 of property and equipment that was fully depreciated.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $17,000 and $14,000 for the nine months ended September 30, 2020 and 2019, respectively.

Leases

With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease-right-of-use asset and a lease liability. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. The Company analyzed the lease at its effective date and calculated an initial lease payment amount of $267,380 with a present value of $213,000 using a 20% discount. As of September 30, 2020, the balance of the lease-right-of-use asset was approximately $61,000 and the lease liability was approximately $57,000.

The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company elected the practical expedients permitted under the transition guidance within the new standards, which allowed the Company to carry forward the historical lease classification.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Compensation	$1,141	$1,123
Professional fees	29	181
Interest	1,466	1,603
Warranty	2	2
Vacation	34	41
Preferred dividends	169	120
Other accrued expenses	65	165
Total	$2,906	$3,235

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of September 30, 2020, all common stock shares were issued to investors. As of September 30, 2020, the outstanding subscription receivable was nil. As of December 31, 2019, the Company had reserved 1,270,000 common stock shares in exchange for $635,000.

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

Revenue by product line (in thousands):

	Nine Months Ended September 30,
	2020	2019
Devices	$—	—
Disposables	—	2
Major part components	77	16
Warranty	—	2
Total	$77	$20

Revenue by geographic location (in thousands):

	Nine Months Ended September 30,
	2020	2019
Asia	$77	$6
Europe	—	14
Total	$77	$20

Significant Distributors

Accounts receivable, that netted to a balance of $1,000, and were reserved against, were from more than one distributor and represents 100% of the balance as of September 30, 2020. During the nine months ended September 30, 2020, revenues were from one distributor and for other parts. During the nine months ended September 30, 2019, revenues were from two distributors and for extended warranties. Revenues from these distributors totaled $20,000 for the period ended September 30, 2019. Accounts receivable, not reserved against, were from one distributor and represents 100% of the balance for the period ended September 30, 2019.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of September 30, 2020, and December 31, 2019, the Company had $42,000 and $101,000 in deferred revenue, respectively.

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

The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes and also with the Georgia Department of State. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2019, the Company has approximately $79 million of cumulative net operating losses. The 2019 Federal and State tax returns have been filed. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

The current corporate tax rates in the U.S. is 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2020 and December 31, 2019, there were no uncertain tax positions.

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

Stock Based Compensation

The Company records compensation expense related to options granted to employees and non-employees based on the fair value of the award. Compensation cost is recorded as earned for all unvested stock options outstanding at the beginning of the first year based upon the grant date fair value estimates, and for compensation cost for all stock based payments granted or modified subsequently based on fair value estimates.

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

Stock options granted have a 10-year life and expire 90 days after employment or upon termination of consulting agreement. Vesting schedule varies per grantee. Generally stock options granted vest as follows: 25% vest immediately, and the remaining stock options vest over 33 months, beginning three months after grant.

For the nine months ended September 30, 2020 and 2019, stock based compensation for options attributable to employees, non-employees, officers and Board members was approximately $251,000 and $8,000, respectively. These amounts have been included in the Company’s statements of operations under general and administrative expense. Compensation costs for stock options which vest over time are recognized over the vesting period. As of September 30, 2020, and 2019 the Company had $618,000 and nil, of unrecognized compensation costs related to granted stock options that will be recognized, respectively.

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

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC 820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

•	Level 1 - Quoted market prices in active markets for identical assets and liabilities;
•	Level 2 - Inputs, other than level 1 inputs, either directly or indirectly observable; and
•	Level 3 - Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of September 30, 2020. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from changes to derivatives are included in change in fair value of warrants in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of September 30, 2020 and December 31, 2019:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Short-term loans	—	—	(83)	(83)
Warrants issued in connection with Long-term loans	—	—	(2,594)	(2,594)
Warrants issued in connection with Senior Secured Debt	—	—	(2,838)	(2,838)
Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	—	—	(36)	(36)
Total long-term liabilities at fair value	$—	$—	$(5,551)	$(5,551)

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	—	—	(114)	(114)
Warrants issued in connection with Short-term loans	—	—	(83)	(83)
Warrants issued in connection with Long-term loans	—	—	(893)	(893)
Warrants issued in connection with Senior Secured Debt	—	—	(4,002)	(4,002)
Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	—	—	—	—
Total long-term liabilities at fair value	$—	$—	$(5,092)	$(5,092)

The following is a summary of changes to Level 3 instruments during the nine months ended September 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Distributor Debt	Short-Term Loans	Long-Term Loans	Senior Secured Debt	Derivative	Total

Balance, December 31, 2019	$(114)	$(83)	$(893)	$(4,002)	$—	$(5,092)
Warrants exchanged for fixed price warrants	67	—	—	—	—	67
Change in fair value of derivatives during the year	—	—	—	—	(36)	(36)
Change in fair value of warrants during the year	47	—	(1,701)	1,164	—	(490)
Balance, September 30, 2020	$—	$(83)	$(2,594)	$(2,838)	$(36)	$(5,551)

As of September 30, 2020, the fair value of warrants was approximately $5.6 million and the fair value of the derivative liability was $36,000. A net change of approximately $0.5 million has been recorded to the accompanying statement of operations for the nine months ended September 30, 2020.

4.  STOCKHOLDERS’ DEFICIT

 Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 13,096,189 were issued and outstanding as of September 30, 2020. As of December 31, 2019, there were 3,000,000,000 authorized shares of common stock, of which 3,319,469 were issued and outstanding.

For the nine months ended September 30, 2020, the Company issued 9,776,720 shares of common stock as listed below:

Exchange of Debt for common stock shares and warrants	8,132,013
Shares issued for manufacturing agreements	12,147
Shares issued for payment of Series D dividends	106,560
Investments	1,526,000
Issued during the nine months ended September 30, 2020	9,776,720

Summary table of common stock share transactions:

Balance at December 31, 2019	3,319,469
Issued in 2020	9,776,720
Balance at September 30, 2020	13,096,189

Investments

During the second and third quarters of 2020, the Company received equity investments in the amount of $1,636,000 and incurred fees due on these investments of $97,000. These investors received a total of 1,653.5 Series E preferred stock (if the Investor elects to convert their Series E preferred stock, each Series E preferred stock shares converts into 4,000 shares of the Company’s common stock shares).

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

On June 30, 2020, the Company exchanged $125,000 in debt (during June 2020, $125,000 in payables had been converted into short-term debt) from Mr. James Clavijo, for 500,000 common stock shares and 250,000 warrants to purchase common stock shares. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for the Company’s stock) and of the warrants to purchase common stock shares was $99,963 (based on a $0.40 black scholes fair valuation). This resulted in a net loss on extinguishment of debt of $224,963 ($349,963 fair value less the $125,000 of exchanged debt). After the exchange transaction a balance was due to Mr. Clavijo of $10,213 which was paid.

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	107,500	38,044	291,088	145,544	145,544	—	—	—
K2 Medical (Shenghuo)[3]	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	—	—
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	—	—
Mr. Case	179,291	150,000	29,291	896,456	—	—	896,456	—	—
Mr. Grimm	51,050	50,000	1,050	255,548	—	—	255,548	—	—
Mr. Gould	111,227	100,000	11,227	556,136	—	—	556,136	—	—
Mr. Mamula	15,577	15,000	577	77,885	—	—	77,885	—	—
Dr. Imhoff[2]	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	—	—
Ms. Rosenstock[1]	50,000	50,000	—	100,000	50,000	50,000	—	—	—
Mr. James[2]	2,286	2,000	286	7,745	1,227	1,227	5,291	—	—
Auctus	328,422	249,119	79,303	500,000	—	—	—	700,000	—
Mr. Clavijo	125,000	125,000	—	500,000	—	—	—	—	500,000
Mr. Wells[4]	220,000	220,000	—	—	—	—	—	—	—
	$2,737,787	$2,496,316	$241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

1 Ms. Rosenstock also forgave $28,986 in debt to the Company.

2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.

3 The Company’s COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

4 Mr. Wells will also receive 66,000 common share stock options; the details of which are explained in the following paragraph.

On July 9, 2020, the Company entered into an exchange agreement with Mr. Bill Wells (one of its former employees). In lieu of agreeing to dismiss approximately half of what is owed by the Company, Mr. Wells will receive the following: (i) cash payments of $20,000 within 60 days of the signing of the agreement; cash payments over time in the amount of $90,000 in the form of an unsecured note with the Company to be executed within 30 days of a new financing(s) totaling at least $3.0 million. The note shall bear interest of 6.0% and mature over 18 months; (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid. During the three months ended September 30, 2020, the Company made a payment of $20,000; this payment allowed the Company to write off a total of $40,000 in debt, with the corresponding $20,000 difference recorded as a gain.

Preferred Stock

Overview

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”), of which 286 were issued and outstanding at September 30, 2020 and December 31, 2019, respectively and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at September 30, 2020 and December 31, 2019. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

Series C Convertible Preferred Stock

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At September 30, 2020 and December 31, 2019, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2019, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At September 30, 2020, the exercise price per share was $512,000.

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

At September 30, 2020, there were 1,050 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 381,098 shares of the Company’s common stock.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

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

Series E Convertible Preferred Stock

During the nine months ended September 30, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,636,000 the Company issued 1,635.5 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The Series E Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series E Preferred Stock is $1,636. The Company incurred fees due on these investments of $97,000.

Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2020:

Warrants (Underlying Shares)
Outstanding, January 1, 2020	46,016,840
Issuances	11,270,013
Cancelled / Expired	(70)
Exchanged in debt restructuring	(28,962,508)
Exercised	—
Outstanding, September 30, 2020	28,324,275

The Company had the following shares reserved for the warrants as of September 30, 2020:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
4,262	(1)	$1.824 per share	March 19, 2021
7,185,000	(2)	$0.20 per share	February 12, 2023
1,725,000	(3)	$0.04 per share	February 21, 2021
325,000	(4)	$0.18 per share	April 4, 2022
215,000	(5)	$0.25 per share	July 1, 2022
100,000	(6)	$0.25 per share	September 1, 2022
7,500,000	(7)	$0.20 per share	December 17, 2024
250,000	(8)	$0.16 per share	March 31, 2025
2,597,705	(9)	$0.25 per share	December 30, 2022
2,597,705	(10)	$0.75 per share	December 30, 2022
4,713,603	(11)	$0.20 per share	December 30, 2022
60,000	(12)	$0.25 per share	April 23, 2023
50,000	(13)	$0.25 per share	December 30, 2022
50,000	(14)	$0.75 per share	December 30, 2022
700,000	(15)	$0.15 per share	May 21, 2023
250,000	(16)	$0.50 per share	June 23, 2023
1,000	(17)	$0.50 per share	August 10, 2022
28,324,275*

* However, please refer to Footnote 10 - CONVERTIBLE DEBT in the paragraph: Debt Restructuring for more information regarding our warrants.

(1)	Issued to investors for a loan in March 2018.
(2)	Exchanged in January 2020 from amount issued as part of a February 2016 private placement with senior secured debt holder
(3)	Issued to a placement agent in conjunction with a February 2016 private placement with senior secured debt holder
(4)	Issued to investors for a loan in April 2019
(5)	Issued to investors for a loan in July 2019
(6)	Issued to investors for a loan in September 2019
(7)	Issued to investors for a loan in December 2019
(8)	Issued to investors for a loan in January 2020
(9)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(10)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(11) (12) (13) (14) (15) (16)

Issued to investors as part of Series D Preferred Stock Capital raise in December 2020

Issued to a consultant for services in April 2020

Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020

Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020

Issued to an investor for a loan in May 2020

Issued to an investor in exchange of debt in June 2020

(17)	Issued to a consultant for services in August 2020

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

5.   STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at September 30, 2020 and December 31, 2019. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. As of September 30, 2020, and December 31, 2019, there were no stock options outstanding and exercisable.

On July 14, 2020, the Company granted 1,800,000 stock options to employees and consultants. The new Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The plan provides for stock options to be granted up to 10% of the outstanding common stock shares.

The fair value of options issued during the nine months ended September 30, 2020 was estimated using the Black-Scholes option-pricing model and the following assumptions:

•	a dividend yield of 0%;

•	an expected life of 10 years;

•	volatility of 153.1%; and

•	risk-free interest rate of 0.98%.

The fair value of each option grant made during 2020 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as stock based compensation rateably over the option vesting periods, which approximates the service period.

The following lists the stock options granted:

	Grant Date	Expiration Date	Vesting Period	Number of Stock Options Granted	Exercise Price	Black Scholes Valuation

Cartwright, Gene	07/14/2020	07/12/2030	Vesting(1)	400,000	$0.49	$0.483
Faupel, Mark	07/14/2020	07/12/2030	Vesting(1)	400,000	$0.49	$0.483
Imhoff, John	07/14/2020	07/12/2030	Immediate	50,000	$0.49	$0.483
James, Michael	07/14/2020	07/12/2030	Immediate	50,000	$0.49	$0.483
Clavijo, James	07/14/2020	07/12/2030	Vesting(1)	300,000	$0.49	$0.483
Battle, Lisa	07/14/2020	07/12/2030	Vesting(1)	178,000	$0.49	$0.483
Sufka, Melissa	07/14/2020	07/12/2030	Vesting(1)	178,000	$0.49	$0.483
Waterstreet, Alesandra	07/14/2020	07/12/2030	Vesting(1)	178,000	$0.49	$0.483
Wells, William	07/14/2020	07/12/2030	18 months	66,000	$0.49	$0.483
				1,800,000

(1)	25% immediate and 25% each year thereafter; 36 months in total

As of September 30, 2020, the Company has issued and outstanding options to purchase a total of 1,800,000 shares of common stock pursuant to the plan, at a weighted average exercise price of $0.49 per share.

As of September 30, 2020,

Stock options vested	519,500
Stock options unvested	1,280,500
Total stock options granted at September 30, 2020	1,800,000

Stock option activity for the nine months ended September 30, 2020 is as follows:

	September 30, 2020
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	—	—
Options granted	1,800,000	$0.49
Options exercised	—	—
Options expired/forfeited	—	—
Outstanding at end of the period	1,800,000	$0.49

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

As of September 30, 2020, and December 31, 2019, there was no accrual recorded for any potential losses related to pending litigation.

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

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at September 30, 2020 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2020	30
2021	30
Total	60
Less: Interest	3
Present value of lease liability	57

Related Party Contracts

On June 5, 2016, the Company entered into a license agreement with Shenghuo Medical, LLC pursuant to which the Company granted Shenghuo an exclusive license to manufacture, sell and distribute LuViva in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo was already the Company’s exclusive distributor in China, Macau and Hong Kong, and the license extended to manufacturing in those countries as well. Under the terms of the license agreement, once Shenghuo was capable of manufacturing LuViva in accordance with ISO 13485 for medical devices, Shenghuo would pay the Company a royalty equal to $2.00 or 20% of the distributor price (subject to a discount under certain circumstances), whichever is higher, per disposable distributed within Shenghuo’s exclusive territories. In connection with the license grant, Shenghuo was to underwrite the cost of securing approval of LuViva with Chinese Food and Drug Administration. At its option, Shenghuo also would provide up to $1.0 million in furtherance of the Company’s efforts to secure regulatory approval for LuViva from the U.S. Food and Drug Administration, in exchange for the right to receive payments equal to 2% of the Company’s future sales in the United States, up to an aggregate of $4.0 million. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to the Company’s board of directors (current director Richard Blumberg is the designee).

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

8.   NOTES PAYABLE

Notes Payable in Default

At September 30, 2020 and December 31, 2019, the Company maintained notes payable to both related and non-related parties totaling approximately $319,000 and $776,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high as 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans. As described in Note 4: STOCKHOLDERS’ DEFICIT certain notes payable in default outstanding had been exchanged for equity and cash as described in the note.

As described previously, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company exchanged $199,417 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Ms. Rosenstock. Based on this agreement the Company exchanged $50,000 of short-term debt outstanding and forgave $28,986.

On February 8, 2019, a note payable in default to Aquarius as reported in the Company’s Form 10-K report - Footnote 9: Notes payable – Note payable in default, was exchanged for a note with a convertible option. The balance on the note was $107,500 and accrued interest was $38,044 for a total of $145,544 outstanding. As of September 30, 2020, the Company had entered into an exchange agreement with Aquarius. Based on this agreement the Company exchanged $145,544 of debt outstanding for: 291,088 common stock shares; 145,544 warrants issued to purchase common stock shares at a strike price of $0.25; and 145,544 warrants issued to purchase common stock shares at a strike price of $0.75.

On July 1, 2019, the Company entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Accilent of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500). The note was fully funded on July 9, 2019 (net of an 8% original issue discount and other expenses). The note bears an interest rate of 16% and was due and payable on September 11, 2019. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. The Company issued 315,000 warrants at an exercise price of $0.25 per warrant and exercisable within 3 years from issuance (the “Initial Warrants”). As of September 30, 2020, the loan had been paid off. As of December 31, 2019, $57,946 remained outstanding, which included a fee of $4,951 and interest of $4,606.

As described previously, the Company entered into an exchange agreement with Mr. Blumberg. Based on this agreement the Company exchanged $70,320 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Mr. James. Based on this agreement the Company exchanged $2,286 of short-term debt outstanding.

The following table summarizes the Notes payable in default, including related parties:

	September 30, 2020	December 31, 2019
Dr. Imhoff	$—	$199
Dr. Cartwright	1	2
Ms. Rosenstock	—	50
Mr. Fowler	26	26
Mr. Mermelstein	275	244
GPB	17	17
Aquarius	—	108
Accilent	—	58
Mr. Blumberg	—	70
Mr. James	—	2
Notes payable in default	$319	$776

The notes payable to related parties was $1,000 of the $319,000 balance at September 30, 2020 and $349,000 of the $776,000 balance at December 31, 2019.

Short Term Notes Payable

At September 30, 2020 and December 31, 2019, the Company maintained short term notes payable to both related and non-related parties totaling $130,000 and $1,026,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

As described previously, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company exchanged $167,000 of short-term debt outstanding.

The Company issued promissory notes to Mr. Cartwright and Mr. Faupel, in the amounts of approximately $48,000 and $4,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On August 22, 2018, the Company issued a promissory note to Mr. Case for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). As of September 30, 2020, the Company had exchanged $179,291 of debt outstanding for: 896,456 common stock shares; and 896,455 warrants issued to purchase common stock shares at a strike price of $0.20. As of December 31, 2019, the Company had not repaid the note and original issue discount of $157,500 ($7,500 is recorded in accrued expenses).

As described previously, the Company entered into an exchange agreement with Mr. Mamula. Based on this agreement the Company exchanged $15,577 of short-term debt outstanding.

On September 19, 2018, and February 15, 2019, the Company issued promissory notes to Mr. Gould for $50,000 each in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 each (representing a $2,500 original issue discount). As of September 30, 2020, the Company had entered into an exchange agreement with Mr. Gould. Based on this agreement the Company exchanged $111,227 of debt outstanding for: 556,136 common stock shares; and 556,136 warrants issued to purchase common stock shares at a strike price of $0.20. As of December 31, 2019, the Company had not repaid the note and original issue discount of $52,500 ($2,500 is recorded in accrued expenses) and therefore the accrued interest rate increased to 12%.

As described previously, the Company entered into an exchange agreement with K2 Medical. Based on this agreement the Company exchanged $203,000 of short-term debt outstanding.

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016. As of September 30, 2020, the balance of $68,121 had been paid in full.

In July 2019, the Company entered into a premium finance agreement to finance its insurance policies totaling $142,000. The note requires monthly payments of $14,459, including interest at 4.91% and matures in April 2020. As of September 30, 2020, the balance was paid in full. The balance due on insurance policies totaled $57,483 at December 31, 2019.

On July 4, 2020, the Company entered into a premium finance agreement to finance its insurance policies totaling $109,000. The note requires monthly payments of $11,299, including interest at 4.968% and matures in April 2021. As of September 30, 2020, the balance was $78,119.

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

The following table summarizes the Short-term notes payable, including related parties:

	September 30, 2020	December 31, 2019
Dr. Imhoff	$—	$167
Dr. Cartwright	48	48
Dr. Faupel	4	4
Mr. Case	—	150
Mr. Mamula	—	15
Mr. Gould	—	100
K2 (Shenghuo)	—	203
Everest	—	8
Premium Finance (insurance)	78	59
Mr. Blumberg	—	223
Mr. Grimm	—	49
Short-term notes payable, including related parties	$130	$1,026

The short-term notes payable past due to related parties was $52,000 of the $130,000 balance at September 30, 2020 and $645,000 of the $1,026,000 balance at December 31, 2019.

Troubled Debt Restructuring

The debt extinguished for Notes Payable which closed on January 8, 2020, the Company exchanged $2,064,366 in debt for common stock shares and warrants as described above that were determined to have a total fair value of $2,065,548, resulting in a loss on extinguishment of debt of $1,183 which is recorded in other income (expense) on the accompanying consolidated statements of operations. In addition, one of the investors forgave approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt. Also, during June 2020, the Company exchanged $125,000 in debt for common stock shares and warrants as described. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, ie., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Notes Payable, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for September 30, 2020 and 2019.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of September 30, 2020, the note had been exchanged for common stock shares and warrants. This was part of the exchange made on January 8, 2020, for $790,544 of debt outstanding for: 1,905,270 common stock shares issued on March 23, 2020; 496,602 warrants issued to purchase common stock shares at a strike price of $0.20; 692,446 warrants issued to purchase common stock shares at a strike price of $0.25; and 692,446 warrants issued to purchase common stock shares at a strike price of $0.75. As of December 31, 2019, the Company had a note due of $512,719.

Troubled Debt Restructuring

The debt extinguished for Related Party Convertible Note Payable – Short-Term, which closed on January 8, 2020, the Company exchanged in part $512,719 in debt for several common stock shares and warrants as described above. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Notes Payable, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for September 30, 2020 and 2019.

Convertible Note Payable – Short-Term

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matures on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be made converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of September 30, 2020, the note outstanding was $112,750, which consisted of unamortized balance of $32,890 of a beneficial conversion feature, unamortized original issue discount of $7,650, unamortized debt issuance costs of $5,517 and interest of $6,803 included in accrued expenses on the accompanying consolidated balance sheet.

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

The following table summarizes the Convertible notes payable:

	September 30, 2020	December 31, 2019
Shenghuo	$—	$513
Auctus	113	—
Eagle	—	26
Adar	—	85
Debt discount and issuance costs to be amortized	(13)	(9)
Debt discount related to beneficial conversion	(33)	(29)
Short-term convertible notes payable	$67	$586

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

As of September 30, 2020, and as a result of the January 15, 2020 exchange agreement, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. This exchange is subject to the Company meeting repayment conditions. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. The Company has executed Tranche 1 and 2 and has paid GPB $550,000. In addition, the Company would need to begin repaying $50,000, in repayment of $1,500,000, each month, beginning on September 15, 2020 (if the Company is not in default it may request an additional four-month forbearance on that repayment). On September 2, 2020, the Company made a payment of $50,000, which provided the Company an additional four-month forbearance.

The convertible note required monthly interest payments at a rate of 17% per year and was due on February 12, 2018. Subject to resale restrictions and the availability of sufficient authorized but unissued shares of the Company’s common stock, the note is convertible at a conversion price equal to 70% of the average closing price per share for the five trading days prior to issuance. In an event of default, the note will accrue interest at a rate of 22%. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance, but as of September 30, 2020 and December 31, 2019, had not done so. The note is secured by a lien on substantially all of the Company’s assets.

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of September 30, 2020, and December 31, 2019, GPB had earned approximately $35,000 and $31,000 in royalties that are unpaid, respectively.

As of September 30, 2020, the balance due on the convertible debt was $1,798,032, consisting of principal of $1,451,002 and a prepayment penalty of $347,030 and compared to December 31, 2019, where the balance due on the convertible debt was $2,177,030 consisting of principal of $1,830,000 and a prepayment penalty of $347,030. Interest accrued on the note total $1,213,105 and $1,175,925 at September 30, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

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

Troubled Debt Restructuring

The debt restructured for Convertible Debt, which closed on January 15, 2020, the Company restructured several re-payment plans as described above and in addition cancelled warrants and issued new warrants as part of the restructure. This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. See Note 8: Notes Payable, for total gain or loss recorded in the period. The troubled debt restructuring for Convertible Debt, based on the reduction in warrants outstanding would have an effect on the Company’s diluted earnings per share calculation for September 30, 2020, but not on the basic earnings per share calculation. The earnings per share value would have adjusted from 0.026 to 0.014 for the three months ended September 30, 2020. However, for the nine months ended September 30, 2020 the basic and diluted earnings per share would have remained the same as the Company had a loss.

Secured Promissory Note.

Effective September 10, 2014, the Company sold a secured promissory note to an accredited investor, GHS Investments, LLC (“GHS”), with an initial principal amount of $1,275,000, for a purchase price of $570,000 (less an original issue discount of $560,000 and debt issuance costs of $145,000). The note is secured by the Company’s current and future accounts receivable and inventory and accrued interest at a rate of 18% per year. The note has subsequently been assigned to different credited investors and the terms of the note were amended extend the maturity until August 31, 2016. The balance of this note was reduced by a transfer of $306,863 as part of a debt restructuring that occurred on December 7, 2016 (see – “Senior Secured Promissory Note”). The holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to 75% of the lowest daily volume average price of common stock during the five days prior to conversion. During July and August 2020, GHS converted $50,454 of principal and interest for 175,000 common stock shares. In addition, during July and August 2020, as part of the conversion of the outstanding note, the Company paid $59,564 in cash for principal and interest that remained outstanding. As of September 30, 2020, the note was paid in full. The balance due on the note was $148,223 at December 31, 2019.

Other Convertible Debt in Default

GHS

Effective May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At September 30, 2020 and December 31, 2019, the balance due on this note was $83,094, including a default penalty of $37,926. Interest accrued on the note totals $21,631, and $16,641 at September 30, 2020 and December 31, 2019, and is included in accrued expenses on the accompanying consolidated balance sheet, respectively. GHS converted $12,700 of principal and accrued interest during the year ended December 31, 2019.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until its matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At September 30, 2020 and December 31, 2019, the balance due on this note was $14,187, including a default penalty of $4,937. Interest accrued on the note totals $5,037 and $3,972 at September 30, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). At issuance, the Company recorded a $29,143 beneficial conversion feature, which was fully amortized at December 31, 2019. The accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At September 30, 2020 and December 31, 2019, the balance due on this note was $103,285, including a default penalty of $35,285. Interest accrued on the note totals $37,041 and $29,287 at September 30, 2020 and December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Auctus

On May 22, 2020, the Company entered into an exchange agreement with Auctus. Based on this agreement the Company exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $328,422 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares at a strike price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for the Company’s stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). During the three months ended September 30, 2020, the Company paid $80,000 to reduce the outstanding balance. As of September 30, 2020, a balance of $60,000 remained to be paid for these exchanged loans.

Auctus notes exchanged in the May 22, 2020 transaction

Effective March 20, 2018, the Company entered into a securities purchase with Auctus Fund, LLC ("Auctus") for the issuance of a $150,000 convertible promissory note and warrants exercisable for 4,262 shares of the Company's common stock. At issuance, the Company recorded a $97,685 beneficial conversion feature, which was fully amortized at December 31, 2018. The warrants are exercisable at any time, at an exercise price equal to $0.04 per share, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrants have a five-year term. The note accrued interest at a rate of 12% per year until it matured in December 2018. Beginning December 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At September 30, 2020, the balance due on this note was $140,000. On May 22, 2020, the default penalty and outstanding interest was exchanged as described in the preceding paragraph. At December 31, 2019, the balance due on this total was $192,267, including a default penalty of $70,931, respectively. Interest accrued on the note totals $45,629 at December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet. Auctus converted nil and $14,236 of principal and accrued interested during the nine months and year ended September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020, the Company paid $80,000 to reduce the outstanding balance. At September 30, 2020, the balance due on this note was $60,000.

Effective July 3, 2018, the Company entered into a securities purchase with Auctus for the issuance of a $89,250 convertible promissory note. At issuance, the Company recorded a $59,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% per year until it matured in April 2019. Beginning April 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, the balance due on this total was $90,641, including a default penalty of $56,852, respectively. Interest accrued on the note totals $16,436 at December 31, 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet. At September 30, 2020, the balance due on this note was nil.

Effective March 29, 2019, the Company entered into a securities purchase with Auctus for the issuance of a $65,000 convertible promissory note. At issuance, the Company recorded a $65,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% until it matured in December 2019. Beginning December 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 50% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, the balance due on this total was $106,210, including a default penalty of $41,210, respectively. Interest accrued on the note totaled $142 at December 31, 2019 and is included in accrued expenses on the accompanying consolidated balance sheet. At September 30, 2020, the balance due on this note was nil.

The following table summarizes the Convertible notes (including debt in default):

	September 30, 2020		December 31, 2019
GPB	$1,798	$1,798	$2,177	$2,177
GHS	—		149
	83		83
	14		14
	104	201	103	349
Auctus	60		192
	—		91
	—	60	106	389
Convertible notes (including debt in default)		$2,059		$2,915

The convertible notes payable in default was $261,000 of the $2,059,000 balance at September 30, 2020 and the total balance of $2,915,000 at December 31, 2019, respectively.

Troubled Debt Restructuring

The debt restructured for Convertible Debt in default from Auctus, which closed on May 22, 2020, the Company restructured several re-payment plans as described above and in addition cancelled warrants and issued new warrants as part of the restructure. This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Convertible Debt in default from Auctus, had no effect on the Company’s basic or diluted earnings per share calculation for September 30, 2020 and 2019.

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

Troubled Debt Restructuring

The debt extinguished for Mr. Cartwright and Mr. Faupel meet the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Long-term Debt – Related Parties, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for September 30, 2020 and 2019 as the gain was recorded in 2018.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven during the quarter ended September 30, 2018	(454)
Promissory note dated September 4, 2018	$207
Interest accrued through December 31, 2019	17
Balance outstanding at December 31, 2019	$224
Interest accrued through September 30, 2020	9
Balance outstanding at September 30, 2020	$233

For Dr. Cartwright:

Salary	$337
Bonus	675
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding prior to exchange	$1,621
Amount forgiven during the quarter ended September 30, 2018	(1,302)
Promissory note dated September 4, 2018	$319
Interest accrued through December 31, 2019	26
Balance outstanding at December 31, 2019	$345
Interest accrued through September 30, 2020	14
Balance outstanding at September 30, 2020	$359

Future debt obligations at September 30, 2020 for Long-term Debt – Related Parties are as follows (in thousands):

Year	Amount
2020	—
2021	—
2022	200
2023	200
2024	192
Totals	592

Long-term Convertible Notes Payable, net

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 was received in December 2019 and matures December 17, 2021 and accrues interest at a rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In connection with the first tranche of $700,000, the Company issued to 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. On May 27, 2020, the second tranche of $400,000 was received. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached. As of September 30, 2020, and December 31, 2019, $700,000 remained outstanding and accrued interest of $56,000 and $2,722, respectively. Further, as of September 30, 2020, and December 31, 2019, the Company had unamortized debt issuance costs of $39,271 and $64,000, respectively and an unamortized debt discount on warrants of $383,645, and $622,000, respectively and providing a net balance of $277,083 and $15,000, respectively. The Company also recorded a liability for the fair value of derivative liability in the amount of $36,000 as of September 30, 2020.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of September 30, 2020, $400,000 remained outstanding and accrued interest of $14,000. Further, as of September 30, 2020, the Company had unamortized debt issuance costs of $55,461, providing a net balance of $344,539.

The total outstanding balance for the first two tranches outstanding as of September 30, 2020, was approximately $622,000.

In addition, the Company determined that the conversion option needed to be bifurcated from the debt arrangement and will be valued at fair value each reporting period. The initial value at the date of issuance deemed to be $0 due to the presence of the $0.15 floor price. As of September 30, 2020, the Company calculated an intrinsic value of the bifurcation to be $36,300.

Future debt obligations at September 30, 2020 for Long-term Convertible Notes Payable, net are as follows (in thousands):

Year	Amount
2020	—
2021	1,100
2022	—
2023	—
2024	—
Total	1,100

Long-term debt

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24 week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of September 30, 2020, the outstanding balance was $50,351 including $167 in accrued interest.

12.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series D and Series E convertible preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	Nine months ended September 30,
	2020	2019

Net loss	$(2,520)	$(3,004)
Basic weighted average number of shares outstanding	9,985	3,296
Net loss per share (basic)	$(0.25)	$(0.91)
Diluted weighted average number of shares outstanding	9,985	3,296
Net loss per share (diluted)	$(0.25)	$(0.91)

Dilutive equity instruments (number of equivalent units):
Stock options	—	—
Preferred stock	—	—
Convertible debt	59,179	38,855
Warrants	8,048	30,265
Total Dilutive instruments	67,227	69,120

13. SUBSEQUENT EVENTS

On October 15, 2020, the Company’s registration statement (Form S1) filed on September 10, 2020 and amended on October 8, 2020 was made effective by the SEC.

On October 27, 2020, the Company amended the lease of its offices in Norcross, Georgia. The Company has extended the lease for sixty-two (62) months. The lease will begin on April 1, 2021 and end on May 31, 2026. Rents for the one-year periods beginning on April 1, 2021 and ending on May 31, 2026 are: $8,824, $9,091, $9,370, $9,648, $9,936, and $10,236. Also, the Company will pay any additional rent for the Company’s proportionate share of basic costs and all other charges when due and payable under the lease. The landlord will abate the rent for the first two months. In addition, the Company will have a five-year renewal option effective June 1, 2026. The rent for the renewal option will be based upon prevailing market rate and shall escalate by three percent (3%).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2019 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the extent to which certain debt holders may call the notes to be paid;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products;
•	COVID-19 risks could impact our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2020 we have an accumulated deficit of approximately $142.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2019, the majority of our revenues were from the sale of LuViva devices and disposables. The majority of our revenues in 2020 have been derived from revenue from the sale of major parts of our LuViva devices.

Current Demand for LuViva

Based on discussions with our distributors and regional partners, we expect to generate purchase orders for approximately up to $1.0 million in LuViva devices, disposables and support services in 2020 and expect those purchase orders to result in actual sales of up to $0.5 million in 2020, representing what we view as current demand for our products. The primary source for 2020 sales revenue is an existing $2.5 million purchase order from SMI, our distribution and manufacturing partner for China, Hong Kong, Macau and Taiwan. While we project that a portion of this purchase order will be paid before the end of 2020, we cannot be assured that this payment will not be delayed or canceled, just as we cannot be assured that we will generate all or any of a number of other purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of other parts of our LuViva devices for the three months ended September 30, 2020 and 2019 was approximately $77,000 and $1,000, respectively. Revenues for the three months ended September 30, 2020 was approximately, $76,000 or 7,624% higher when compared to the same period in 2019, due to a sale of parts to one customer in 2020. Related cost of sales was approximately $13,000 and nil in the three months ended September 30, 2020 and 2019, respectively. Cost of sales for the three months ended September 30, 2020, was approximately, $13,000 or 100% higher when compared to the same period in 2019, due to the sale of parts to one customer in 2020. This resulted in a gross profit of approximately $64,000 on the sales of devices and disposables for the three months ended September 30, 2020 compared with a gross profit of approximately $1,000 for the same period in 2019.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2020, increased to approximately $41,000, from approximately $23,000 for the same period in 2019. The increase of $18,000, or 78%, was primarily due to research and development clinical costs incurred in this period and not having the financial resources to incur costs in prior periods.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended September 30, 2020, increased to approximately $36,000, compared to $15,000 for the same period in 2019. The increase, of approximately $21,000, or 142% was primarily due to investor relations expenses.

General and Administrative Expense: General and administrative expenses for the three months ended September 30, 2020, decreased to approximately $141,000, compared to $151,000 for the same period in 2019. The decrease of approximately $10,000, or 7%, was primarily related to the reversal of the $292,000 reserve taken for a deposit made for inventory parts for the Company’s devices. The decrease due to the reversal was offset by stock based compensation expense of $251,000 for stock options granted in July 2020 and an increase in professional fees and insurance.

Other Income: Other income for the three months ended September 30, 2020, decreased to approximately nil, compared to $26,000 for the same period in 2019. The decrease of approximately, $26,000 or 100% was primarily a result of accrued employment placement fees.

Interest Expense: Interest expense for the three months ended September 30, 2020 increased to approximately $353,000, compared to $376,000 for the same period in 2019. The decrease of approximately $23,000, or 6%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Gain from Extinguishment of Debt: Gain from extinguishment of debt for the three months ended September 30, 2020 increased to approximately $20,000, compared to nil for the same period in 2019. The increase of approximately $20,000, or 100%, was primarily related to debt that had been eliminated from debt exchange agreements.

Fair Value of Warrants and Derivatives Recovery: Fair value of warrants and derivatives recovery for the three months ended September 30, 2020, increased to approximately $2,061,000 compared to fair value of warrants and derivatives recovery of $412,000 for the same period in 2019. The increase of approximately $1,649,000, or 400% was primarily due to a decrease in the number of common stock warrants outstanding, the exchange of common stock warrants for fixed price common stock warrants, the exchange of debt and for favorable significant changes in warrant conversion prices and increase in stock price in the three months ended September 30, 2020.

Net Income(loss): Net Income attributable to common stockholders increased to approximately $1,529,000, or $0.12 per share, for the three months ended September 30, 2020, from a net loss of $126,000, or $0.04 per share, for the same period in 2019. The increase in the net income of $1,655,000, or 1,315% was for reasons outlined above. As stated previously, our net income for the three months ended September 30, 2020, was primarily a result of changes in the fair value of warrants, due to increases in the stock price in the three months ended in September 30, 2020.

There was no income tax benefit recorded for the three months ended September 30, 2020 or 2019, due to recurring net operating losses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Sales Revenue, Cost of Sales and Gross Profit (loss) from Devices and Disposables: Revenues from the sale of other parts of our LuViva devices for the nine months ended September 30, 2020 and 2019 was approximately $77,000 and $20,000, respectively. Revenues for the nine months ended September 30, 2020 was approximately, $57,000 or 286% higher when compared to the same period in 2019, due to a sale of parts to one customer in 2020. Related cost of sales was approximately $19,000 and $66,000 in the nine months ended September 30, 2020 and 2019, respectively. Cost of sales for the nine months ended September 30, 2020, was approximately, $47,000 or 72% lower when compared to the same period in 2019, due to charges taken in 2019 that was not taken in 2020 and due to a sale of parts to one customer in 2020. This resulted in a gross profit of approximately $58,000 on the sales of devices and disposables for the nine months ended September 30, 2020 compared with a gross loss of approximately $46,000 for the same period in 2019. An increase of $104,000 or 226% higher when compared to the same period in 2019.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2020, increased to approximately $121,000, from approximately $113,000 to the same period in 2019. The increase of $8,000, or 7%, was primarily due to increases in research and development costs and salaries incurred in 2020.

Sales and Marketing Expenses: Sales and marketing expenses for the nine months ended September 30, 2020, increased to approximately $107,000, compared to $91,000 for the same period in 2019. The increase, of approximately $16,000, or 18% was primarily due to higher payroll expenses for 2020.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2020, increased to approximately $594,000, compared to $522,000 for the same period in 2019. The increase of approximately $72,000, or 14%, was primarily related to higher compensation, stock based compensation and insurance expenses incurred during the same period. During the three months ended September 30, 2020, the Company had also reversed a $292,000 reserve taken for a deposit made for inventory parts for its devices, and the Company recorded stock based compensation expense of $251,000 for stock options granted in July 2020.

Other Income: Other income for the nine months ended September 30, 2020, increased to approximately $51,000, compared to $45,000 for the same period in 2019. The increase of approximately $6,000 or 14% was primarily a result of a reversal of accrued employment placement fees.

Interest Expense: Interest expense for the nine months ended September 30, 2020 decreased to approximately $946,000, compared to $1,010,000 for the same period in 2019. The decrease of approximately $64,000, or 6%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Loss from Extinguishment of Debt: Loss from extinguishment of debt for the nine months ended September 30, 2020 increased to approximately $296,000, compared to nil for the same period in 2019. The increase of approximately $296,000, or 100%, was primarily related to debt that had been eliminated from debt exchange agreements.

Fair Value of Warrants Expense: Fair value of warrants and derivatives expense for the nine months ended September 30, 2020, decreased to approximately $490,000 compared to fair value of warrants and derivatives expense of $1,267,000 for the same period in 2019. The decrease of approximately $777,000, or 61% was primarily due to favorable significant changes in common stock warrant conversion prices, a reduction in the number of outstanding warrants and an increase in the warrant conversion price in the nine months ended September 30, 2020.

Net Loss: Net loss attributable to common stockholders increased to approximately $2,520,000, or $0.25 per share for the nine months ended September 30, 2020, from a net loss of $3,004,000, or $0.91 per share, for the same period in 2019. The decrease in the net loss of $484,000, or 16% was for reasons outlined above. As stated previously, our net loss for the nine months ended September 30, 2020, was primarily a result of changes in the fair value of warrants, due to favorable significant changes in common stock warrant conversion prices, a reduction in the number of outstanding warrants and an increase in the warrant conversion price in the nine months ended September 30, 2020.

There was no income tax benefit recorded for the nine months ended September 30, 2020 or 2019, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At September 30, 2020, we had cash of approximately $581,000 and a negative working capital of approximately $7,065,000.

Our major cash flows for the nine months ended September 30, 2020 consisted of cash out-flows of $1.6 million from operations, including approximately $2.4 million of net loss, (as stated previously, our net loss for the nine months ended September 30, 2020, was primarily a result of changes in the fair value of warrants, favorable significant changes in common stock warrant conversion prices, a reduction in the number of outstanding warrants and an increase in the warrant conversion price), and a net change from financing activities of $1.3 million; which primarily represented the proceeds received from issuance of preferred stock, common stock and warrants, loans and payments made on notes payable.

Capital resources for 2020

During the nine months ended September 30, 2020, we received equity investments in the amount of $1,636,000. These investors received a total of 1,653.5 Series E preferred stock (if the Investor elects to convert their Series E preferred stock, each Series E preferred stock shares converts into 4,000 shares of our common stock shares).

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

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	107,500	38,044	291,088	145,544	145,544	—	—	—
K2 Medical (Shenghuo)[3]	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	—	—
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	—	—
Mr. Case	179,291	150,000	29,291	896,456	—	—	896,456	—	—
Mr. Grimm	51,050	50,000	1,050	255,548	—	—	255,548	—	—
Mr. Gould	111,227	100,000	11,227	556,136	—	—	556,136	—	—
Mr. Mamula	15,577	15,000	577	77,885	—	—	77,885	—	—
Dr. Imhoff[2]	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	—	—
Ms. Rosenstock[1]	50,000	50,000	—	100,000	50,000	50,000	—	—	—
Mr. James[2]	2,286	2,000	286	7,745	1,227	1,227	5,291	—	—
Auctus	328,422	249,119	79,303	500,000	—	—	—	700,000	—
Mr. Clavijo	125,000	125,000	—	500,000	—	—	—	—	500,000
Mr. Wells[4]	220,000	220,000	—	—	—	—	—	—	—
	$2,737,787	$2,496,316	$241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

1 Ms. Rosenstock also forgave $28,986 in debt.

2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.

3 Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

4 Mr. Wells will also receive 66,000 common share stock options; the details of which are explained in the following paragraph.

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells (one of its former employees). In lieu of agreeing to dismiss approximately half of what is owed, Mr. Wells will receive the following: (i) cash payments of $20,000 within 60 days of the signing of the agreement; cash payments over time in the amount of $90,000 in the form of an unsecured note to be executed within 30 days of a new financing(s) totaling at least $3.0 million. The note shall bear interest of 6.0% and mature over 18 months; (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid.

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

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $304,250 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares with an exercise price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt). During the three months ended September 30, 2020, we paid $80,000 to reduce the outstanding balance. As of September 30, 2020, a balance of $60,000 remained to be paid for these exchanged loans.

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

Series D Financing

During December 2019, we received equity investments in the amount of $635,000. These investors received a total of 1,270,000 common stock shares and 1,270,000 warrants to purchase common stock shares at a strike price of $0.25, 1,270,000 warrants to purchase common stock shares at a strike price of $0.75 and 635 Series D preferred stock shares (each Series D preferred stock share converts into 3,000 shares of our common stock shares). Of the amount invested $350,000 was from related parties.

On February 14, 2019, we entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided us with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which we would have to repay $68,500. At a minimum we would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016. As of September 30, 2020, the balance of $68,121 had been paid in full.

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

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our distributors and regional partners, we expect to generate purchase orders for approximately up to $1.0 million in LuViva devices, disposables and support services in 2020 and expect those purchase orders to result in actual sales of up to $0.5 million in 2020, representing what we view as current demand for our products. The primary source for 2020 sales revenue is an existing $2.5 million purchase order from SMI, our distribution and manufacturing partner for China, Hong Kong, Macau and Taiwan. While we project that a portion of this purchase order will be paid before the end of 2020, we cannot be assured that this payment will be not be delayed or canceled, just as we cannot be assured that we will generate all or any of a number of other purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2020 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	November 4, 2020

