Form 10-K
period 2020-12-31
GUIDED THERAPEUTICS INC
filed 2021-04-07
CIK 924515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4,000,000 as of December 31, 2020 (the last business day of the registrant’s most recently completed fiscal quarter).

As of April 5, 2021, the registrant had 13,180,417 shares of common stock outstanding.

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

We are actively working with distributors in the following countries to implement government-sponsored screening programs: Turkey, Indonesia, and China. The number of screening candidates in those countries is approximately 131 million and Indonesia and China represent 2 of the 10 most populous countries in the world.

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

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have executed formal distribution agreements covering 54 countries and still have active contracts in place for countries that cover roughly half of the world’s population, including China and Southeast Asia (including Indonesia), Eastern Europe and Russia as well as the Middle East (including Turkey). In 2021, in addition to conducting a new clinical study in the U.S. for FDA approval, we intend to limit our international focus to to the the large markets described above, such as China, Russia, and certain countries within the European Union, India, and certain Latin American countries, such as Mexico.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya, India and the Singapore Health Sciences Authority. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2020, we have sold 140 LuViva devices and approximately 76,980 single-use-disposable cervical guides to international distributors.

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

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $8.0 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.1 million in 2020 and 2019.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2020, we have 10 granted U.S. patents relating to our biophotonic cancer detection technology that were developed in-house and are owned by the Company. Currently we do not own third party patents nor do we make any outside payments for patents.

As of December 31, 2020, patents 6,400,875, 6,577,391, 6,870,620, 7,006,220 and 8,644,912 had expired.

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

Current cervical cancer screening and diagnostic tests, primarily the Pap test, HPV test, and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as Spectrascience and Tru-Screen, neither of which currently have U.S. FDA approval to market their devices for detection of cervical cancers. The approval limits use of the Spectrascience device only after a colposcopy, as an adjunct. In addition to the Spectrascience device, there are other technologies that are seeking to enter the market as adjuncts to colposcopy, including devices from Dysis and Zedco. While these technologies are not direct competitors to LuViva, modifications to them or other new technologies will require us to develop devices that are more accurate, easier to use or less costly to administer so that our products have a competitive advantage.

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

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. From 2017 through 2020, we were unable to pay the annual registration fees to maintain our ISO 13485:2003 certification and our CE Mark. Once our financing is completed, we will make the required payments and reobtain both certifications. In addition, our December 21, 2018 agreement with Newmars, will allow final assembly at their ISO 13485:2016 accredited facility. Once all inspections have been passed for LuViva, this will allow an alternative path for obtaining the CE Mark.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. We held a follow up teleconference with FDA on January 28, 2020 and filed a pre-submission document to the Agency on February 17, 2020 that summarized the clinical protocol to be submitted for FDA review. Despite significant delays at FDA due to their emergency evaluation of Covid-19 related products, we completed our clinical study protocol with FDA review and comments at the end of 2020. Assuming adequate funds are available, in 2021 we anticipate conducting this new clinical trial for FDA approval. We are committed to obtaining U.S. FDA approval, and at the same time we intend to continue international growth based on our new CE Mark for the European Union, progress in gaining regulatory approval in China and in large markets where we have previously established distribution, such as Turkey and Indonesia.

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

Employees and Consultants

As of December 31, 2020, we had six regular employees and two consultants to provide services to us on a full- or part-time basis. Of the eight people employed or engaged by us, two are engaged in engineering, manufacturing and development, two are engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, and three are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. Please refer to Item 1A “Risk Factors” of this Form 10-K below for additional discussion of the risks summarized in this Risk Factors Summary.

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to the following:

Risks Related to Our Business

●
Although we will be required to raise additional funds in 2021, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.
●
If we cannot obtain additional funds when needed, we will not be able to implement our business plan.
●
We do not have a long operating history, especially in the cancer detection field, which makes it difficult to evaluate our business.
●
We have a history of losses, and we expect losses to continue.
●
We file federal taxes that may be subject to audit and adjustments from time to time.
●
We are currently delinquent with some of our federal payroll and unemployment taxes and applicable state payroll and unemployment tax filings
●
We have received Paycheck Protection Program (PPP) loans and must retain PPP loan documentation
●
Our ability to sell our products is controlled by government regulations, and we may not be able to obtain any necessary clearances or approvals.
●
In foreign countries, including European countries, we are subject to government regulation, which could delay or prevent our ability to sell our products in those jurisdictions.
●
In the United States, we are subject to regulation by the U.S. FDA, which could prevent us from selling our products domestically.
●
Even if we obtain clearance or approval to sell our products, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance.
●
We depend on a limited number of distributors and any reduction, delay or cancellation of an order from these distributors or the loss of any of these distributors could cause our revenue to decline.
●
To successfully market and sell our products internationally, we must address many issues with which we have limited experience.
●
Trading in our common stock is subject to special sales practices and may be difficult to sell.

●
To market and sell LuViva internationally, we depend on distributors and they may not be successful.
●
The coronavirus outbreak could adversely impact our business.

Risks Related to Our Intellectual Property

●
Our success largely depends on our ability to maintain and protect the proprietary information on which we base our products.
●
We may be unable to commercialize our products if we are unable to protect our proprietary rights, and we may be liable for significant costs and damages if we face a claim of intellectual property infringement by a third party.
●
We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.
●
If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages, and defend against litigation

Risks Related to Our Sales Strategy

●
We may not be able to generate sufficient sales revenues to sustain our growth and strategy plans.
●
Because our products, which use different technology or apply technology in different ways than other medical devices, are or will be new to the market, we may not be successful in launching our products and our operations and growth would be adversely affected.
●
If we are unable to compete effectively in the highly competitive medical device industry, our future growth and operating results will suffer.
●
We have limited manufacturing experience, which could limit our growth.
●
Since we rely on sole source suppliers for several of the components used in our products, any failure of those suppliers to perform would hurt our operations.
●
Because we operate in an industry with significant product liability risk, and we have not specifically insured against this risk, we may be subject to substantial claims against our products.
●
The availability of third party reimbursement for our products is uncertain, which may limit consumer use and the market for our products.
●
We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
●
We have outstanding debt that is collateralized by a general security interest in all of our assets, including our intellectual property. If we were to fail to repay the debt when due, the holders would have the right to foreclose on these assets
●
We are subject to restrictive covenants under the terms of our outstanding secured debt. If we were to default under the terms of these covenants, the holders would have the right to foreclose on the assets that secure the debt.
●
Our success depends on our ability to attract and retain scientific, technical, managerial and finance personnel.
●
Certain provisions of our certificate of incorporation that authorize the issuance of additional shares of preferred stock may make it more difficult for a third party to effect a change in control.

Risks Related to Our Common Stock

●
On March 29, 2019, a 1:800 reverse stock split of all of our issued and outstanding common stock was implemented. There are risks associated with a reverse stock split.
●
The reverse stock split may decrease the liquidity of the shares of our common stock.
●
Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.
●
The number of shares of our common stock issuable upon the conversion of our outstanding convertible debt and preferred stock or exercise of outstanding warrants and options is substantial.
●
Adjustments to the conversion price of our convertible debt and preferred stock, and the exercise price for certain of our warrants, will dilute the ownership interests of our existing stockholders.
●
Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.
●
Trading in our common stock is subject to special sales practices and may be difficult to
●
Our need to raise additional capital in the near future or to use our equity securities for payments could have a dilutive effect on your investment.

Item 1A. Risk Factors

In addition to the other information in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us.

Risks Related to Our Business

Although we will be required to raise additional funds in 2021, there is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2020, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $140.0 million at December 31, 2020 summarized as follows:

Accumulated deficit, from inception to 12/31/2018	$137.7 million
Net Loss for fiscal year 2019, ended 12/31/2019	$ 1.9 million
Accumulated deficit, from inception to 12/31/2019	$139.6 million
Preferred dividends for fiscal year 2020	$ 0.1 million
Net Loss for year to date ended 12/31/2020	$ 0.3 million
Accumulated deficit, from inception to 12/31/2020	$140.0 million

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was approximately $140.0 million at December 31, 2020.

We file federal taxes that may be subject to audit and adjustments from time to time.

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. We have filed our 2019 federal and state corporate tax returns. At December 31, 2020 and 2019, we have approximately $71.4 and $77.5 million of net operating losses, respectively. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level, but the use of such net operating losses may be subject to restrictions under applicable tax law. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses.

We are currently delinquent with some of our federal payroll and unemployment taxes and applicable state payroll and unemployment tax filings

In prior years we have been delinquent in filing our payroll and unemployment taxes. We have established payment plans with the IRS and the State of Georgia. We have been able to abate some of the penalties associated with the late filings. We will attempt to file on time and to make payments to federal state agencies on time, but we cannot guarantee that we will have adequate funds or the personnel necessary to make these payments and filings.

We have received Paycheck Protection Program (PPP) loans and must retain PPP loan documentation

According to the rules of the SBA, the Company is required to retain PPP Loan documentation for six years after the date the loan is forgiven or repaid in full, and permit authorized representatives of the SBA, including representatives of its Office of Inspector General, to access such files upon request. Should the SBA conduct such a review and reject all or some of the Company’s judgments pertaining to satisfying PPP Loan eligibility or forgiveness conditions, the Company may be required to adjust previously reported amounts and disclosures in the financial statements.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In 2020, our contract manufacturer, Newmars Medical Technology, based in Budapest Hungary, successfully underwent and passed an inspection and re-filing for ISO 13485:2016 and the obtained the CE Mark for LuViva, which is an international symbol of quality and compliance with applicable European medical device directives. The new ISO and CE Mark mean that LuViva can continue to be sold in the European Union. Failure to maintain ISO 13485:2016 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

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

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and even if we are able to find a solution, our revenues may still decline and expenses increase.

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
●
FDA has reduced the number of staff working on non-Covid 19 related products;
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

As of December 31, 2020, we have been issued, or have rights to, 10 U.S. patents (including those under license). In addition, we have filed for, or have rights to, two U.S. patents (including those under license) that are still pending. We also have three granted patents that apply to our interstitial fluid analysis system as well as seven international patents that apply to our noninvasive technologies. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which is considered notes payable, accounts payable and accrued liabilities, was $12.2 million at December 31, 2020.

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

Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable, to refinance all or part of our existing debt, sell assets, borrow money or raise equity on terms acceptable to us, if at all.

We have outstanding debt that is collateralized by a general security interest in all of our assets, including our intellectual property. If we were to fail to repay the debt when due, the holders would have the right to foreclose on these assets.

At April 5, 2021, we had notes outstanding that are collateralized by a security interest in our current and future inventory and accounts receivable. We also had a note outstanding that is collateralized by a security interest in all of our assets, including our intellectual property. When the debt is repaid, the holders’ security interests on our assets will be extinguished. However, if an event of default occurs under the notes prior to their repayment, the holders may exercise their rights to foreclose on these secured assets for the payment of these obligations. Under “cross-default” provisions in each of the notes, an event of default under one note is automatically an event of default under the other notes. Any such default and resulting foreclosure would have a material adverse effect on our business, financial condition and results of operations.

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

As of April 5, 2021, our outstanding convertible debt was convertible into an aggregate of 19,500,000 shares of our common stock, and the outstanding shares of our Series C, Series C1, Series C2, Series D, Series E, and Series F preferred stock were convertible into an aggregate of 39,510,000 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 28,520,275 shares, contractual obligations to issue 2,132 shares, and outstanding options to purchase 1,800,029 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 97.0% of the total number of shares of common stock then issued and outstanding.

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

The shares of our common stock are only quoted in the OTCQB marketplace. Shares of our common stock are thinly traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock; Holders

Our common stock is listed on the OTCQB under the ticker symbol “GTHP.” The number of record holders of our common stock at April 5, 2021 was 145.

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

The high and low common stock share prices for the first quarter of 2021 and calendar years 2020 and 2019, as reported by the OTCBB, are as set forth in the following table. All share prices set forth in the table have been retroactively adjusted to reflect the reverse stock split (as discussed above) for all periods presented.

2021		2020		2019
High	Low	High	Low	High	Low
First Quarter	$0.95	$0.23	$0.23	$0.11	$1.45	$0.02
Second Quarter*	$ 0.80	$ 0.75	$0.56	$0.10	$0.26	$0.10
Third Quarter			$0.55	$0.23	$0.25	$0.16
Fourth Quarter			$0.51	$0.16	$0.24	$0.10
*Through April 5, 2021.

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

Securities authorized for issuance under equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	( c )
Equity compensation plans approved by security holders	47	$58,083	-
	1,800,000	$0.49	4,709,411
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,800,047	$0.50	4,709,411

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2020 we have an accumulated deficit of approximately $140.0 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2020, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2021 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $2.0 to $3.0 million in LuViva devices and disposables in 2021 and expect those purchase orders to result in actual sales of $1.0 to $2.0 million in 2021, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

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

Results of Operations

Comparison of 2020 and 2019

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of other parts of our LuViva devices for 2020 and 2019 was approximately $102,000 and $36,000, respectively. Revenues for 2020 was approximately, $66,000 or 183% higher when compared to the same period in 2019, due to a sale of parts to one customer in 2020. Related cost of sales recovered was approximately $41,000 for 2020 compared to $70,000 cost of sales for 2019, a decrease of $111,000 or 159%. Cost of sales recovered was a result of the buy-back of parts from one customer that were then sold and the revaluation of inventory reserve, the net effect was a cost of goods sold recovered. This resulted in a gross profit of approximately $143,000 on the sales of devices and disposables for 2020 compared with a gross loss of approximately $34,000 for the same period in 2019.

Research and Development Expenses: Research and development expenses for 2020, increased to approximately $143,000, from approximately $122,000 to the same period in 2019. The increase of $21,000, or 17%, was primarily due to increases in research and development costs and salaries incurred in 2020.

Sales and Marketing Expenses: Sales and marketing expenses for 2020, increased to approximately $139,000, compared to $87,000 for the same period in 2019. The increase, of approximately $52,000, or 60% was primarily due to higher payroll expenses for 2020.

General and Administrative Expense: General and administrative expenses for 2020, increased to approximately $913,000, compared to $694,000 for the same period in 2019. The increase of approximately $219,000, or 32%, was primarily related to higher compensation, stock based compensation and insurance expenses incurred during the same period. During 2020, the Company had also reversed a $292,000 reserve taken for a deposit made for inventory parts for its devices, and the Company recorded stock based compensation expense of $310,000 for stock options granted in July 2020.

Other Income: Other income for 2020, increased to approximately $271,000, compared to $48,000 for the same period in 2019. The increase of approximately $223,000 or 465% was primarily a result of the recovery of employment expenses and old outstanding payables which had exceeded their statute of limitations on collectability.

Interest Expense: Interest expense for 2020 decreased to approximately $1,056,000, compared to $1,412,000 for the same period in 2019. The decrease of approximately $356,000, or 25%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Loss from Extinguishment of Debt: Loss from extinguishment of debt for 2020 increased to approximately $296,000, compared to nil for the same period in 2019. The increase of approximately $296,000, or 100%, was primarily related to debt that had been eliminated from debt exchange agreements and debt reduction through exchanges and forgiveness.

Fair Value of Derivative Liability: Fair value of derivatives for 2020, increased to approximately $25,000 compared to fair value of derivatives expense of $0 for the same period in 2019. The increase of approximately $25,000, or 100% was primarily due to changes to the derivative liability for a short-term convertible note payable in 2020.

Fair Value of Warrants: Fair value of warrants recovered for 2020, increased to approximately $1,879,000 compared to fair value of warrants recovered of $380,000 for the same period in 2019. The increase of approximately $1,499,000, or 394% was primarily due to favorable significant changes in common stock warrant conversion prices, a reduction in the number of outstanding warrants and an increase in the warrant conversion price in 2020.

Net Loss: Net loss attributable to common stockholders decreased to approximately $401,000, or $0.04 per share for 2020, from a net loss of $1,921,000, or $0.58 per share, for the same period in 2019. The decrease in the net loss of $1,520,000, or 79% was for reasons outlined above. As stated previously, our net loss for 2020, would have been greater if it were not for favorable results from changes in the fair value of warrants, favorable significant changes in common stock warrant conversion prices, a reduction in the number of outstanding warrants and an increase in the warrant conversion price in 2020.

There was no income tax benefit recorded for 2020 or 2019, due to recurring net operating losses.

Liquidity and Capital Resources

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At December 31, 2020, we had cash of approximately $182,000 and negative working capital of approximately $8,000,000.

Our major cash flows for 2020 consisted of cash out-flows of $1.9 million from operations, including approximately $0.4 million of net loss, (as stated previously, our net loss for 2020, would have been greater if it were not for favorable results from changes in the fair value of warrants, favorable significant changes in common stock warrant conversion prices, a reduction in the number of outstanding warrants and an increase in the warrant conversion price), and a net change from financing activities of $1.2 million; which primarily represented the proceeds received from issuance of preferred stock, common stock and warrants, loans and payments made on notes payable.

Capital resources for 2021

During 2021, we received equity investments in the amount of $1,944,000. These investors received a total of 1,944 Series F preferred stock (if the Investor elects to convert their Series F preferred stock, each Series F preferred stock share converts into 4,000 shares of our common stock shares).

Capital resources for 2020

During 2020, we received equity investments in the amount of $1,735,500. These investors received a total of 1,735.5 Series E preferred stock (if the Investor elects to convert their Series E preferred stock, each Series E preferred stock shares converts into 4,000 shares of our common stock shares).

During January and April 2020, we received equity investments in the amount of $128,000. These investors received a total of 256,000 common stock shares and 256,000 warrants issued to purchase common stock shares at a strike price of $0.25, 256,000 warrants to purchase common stock shares at a strike price of $0.75 and 128 Series D preferred stock (if the Investor elects to convert their Series D preferred stock, each Series D preferred stock shares converts into 3,000 shares of our common stock shares). Of the amount invested $38,000 was from related parties.

On January 6, 2020, we entered into an exchange agreement with Jones Day. Upon making a payment of $175,000, which had not yet occurred, we will exchange $1,744,768 of debt outstanding for: $175,000, an unsecured promissory note in the amount of $550,000; due 13 months form the date of issuance, that may be called at any time prior to maturity upon a payment of $150,000; and an unsecured promissory note in the principal amount of $444,768, bearing an annualized interest rate of 6.0% and due in four equal annual installments beginning on the second anniversary of the date of issuance.

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

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells (one of its former employees). In lieu of agreeing to dismiss approximately half of what is owed or $220,000, Mr. Wells will receive the following: (i) cash payments of $20,000 within 60 days of the signing of the agreement; cash payments over time in the amount of $90,000 in the form of an unsecured note to be executed within 30 days of a new financing(s) totaling at least $3.0 million. The note shall bear interest of 6.0% and mature over 18 months; (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid.

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	$107,500	$38,044	291,088	145,544	145,544	—	—	—
K2 Medical (Shenghuo)3	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	—	—
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	—	—
Mr. Case	179,291	150,000	29,291	896,456	—	—	896,456	—	—
Mr. Grimm	51,050	50,000	1,050	255,548	—	—	255,548	—	—
Mr. Gould	111,227	100,000	11,227	556,136	—	—	556,136	—	—
Mr. Mamula	15,577	15,000	577	77,885	—	—	77,885	—	—
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	—	—
Ms. Rosenstock1	50,000	50,000	—	100,000	50,000	50,000	—	—	—
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291	—	—
Auctus	328,422	249,119	79,303	500,000	—	—	—	700,000	—
Mr. Clavijo	125,000	125,000	—	500,000	—	—	—	—	500,000
Mr. Wells4	220,000	220,000	—	—	—	—	—	—	—
	$2,737,787	$2,496,316	$241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

1 Ms. Rosenstock also forgave $28,986 in debt.
2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.
3 Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.
4 Mr. Wells will also receive 66,000 common share stock options; the details of which are explained above.

On January 16, 2020, we entered into an exchange agreement with GPB. Under the terms of this exchange agreement, we will exchange $3,360,811 of debt outstanding as of December 12, 2019 for the following: (1) a cash payment of $1,500,000, (2) 7,185,000 warrants to purchase common stock, previously outstanding, would be exchanged for new warrants to purchase common stock shares at a strike price of $0.20 and (3) a certain amount of preferred stock shares for the remaining balance outstanding upon the final exchange date. On January 8, 2021, we made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, we issued 2,236 series F preferred stock shares in accordance with the terms of the agreement.

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

On May 4, 2020, we received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The Company has applied to have the loan forgiven. We provide no assurance that we will obtain forgiveness of the PPP Loan in whole or in part.

On May 20, 2020, the Company received a $70,000 loan from Mr. Blumberg, which was paid off in June 2020.

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $304,250 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares with an exercise price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt). During 2020, we paid $100,000 and $20,000 of common stock to reduce the outstanding balance. As of December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

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

On February 14, 2019, we entered into a Purchase and Sale Agreement with Everest Business Funding for the factoring of its accounts receivable. The transaction provided us with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which we would have to repay $68,500. At a minimum we would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016. As of December 31, 2020, the balance of $68,121 had been paid in full.

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

We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements, as soon as possible. We cannot be certain that our existing and available capital resources will be sufficient to satisfy our funding requirements through 2021. We are evaluating various options to further reduce our cash requirements to operate at a reduced rate, as well as options to raise additional funds, including loans.

Generally, substantial capital will be required to develop our products, including completing product testing and clinical trials, obtaining all required U.S. and foreign regulatory approvals and clearances, and commencing and scaling up manufacturing and marketing our products. Any failure to obtain capital would have a material adverse effect on our business, financial condition and results of operations. Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $2.0 to $3.0 million in LuViva devices and disposables in 2021 and expect those purchase orders to result in actual sales of $1.0 to $2.0 million in 2021, representing what we view as current demand for our products. The primary source for 2021 projected sales revenue is an existing $2.5 million purchase order from SMI, our distribution and manufacturing partner for China, Hong Kong, Macau and Taiwan. While we project that a portion of this purchase order will be paid before the end of 2021, we cannot be assured that this payment will be not be delayed or canceled, just as we cannot be assured that we will generate all or any of a number of other purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

Our financial statements have been prepared and presented on a basis assuming we will continue as a going concern. The above factors raise substantial doubt about our ability to continue as a going concern, as more fully discussed in Note 1 to the consolidated financial statements contained herein and in the report of our independent registered public accounting firm accompanying our financial statements contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

UHY LLP
Certified Public Accountants

To the Board of Directors and Stockholders of
Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value Measurement of Warrants

As disclosed in Note 3 to the consolidated financial statements, the Company has issued warrants exercisable for common shares in the Company that were measured at fair value as of December 31, 2020. As observable data is not readily available, the valuation of the warrants is determined to be a level 3 fair value measurement according to US GAAP. The Company utilizes a binomial option pricing model in order to determine the fair value of these instruments. This model involves significant management judgment, including the assessment of the volatility and discount rates used in the model.

We have identified the fair value of warrants as a critical audit matter. The valuation methodology involved significant judgment by management when developing the fair value measurement of the warrants. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s fair value estimates and significant assumptions.

How the Critical Audit Matter was Addressed

Our audit procedures performed to evaluate the reasonableness of management’s estimates and assumptions included assessing the methodologies used by the Company and testing the significant assumptions and underlying data used in the binomial model. We involved our valuation specialists to assist us in analyzing the significant assumptions underlying the model, such as the volatility and discount rates, and determining the appropriateness and reasonableness of the methodologies employed.

Going Concern Assessment

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative operating cash flow, has a net accumulated deficit and expects to continue to incur losses for at least the next twelve months. This matter is also described in the “Emphasis of Matter – Substantial Doubt about the Company’s Ability to Continue as a Going Concern” section of our report.

We identified management’s judgments and assumptions used to assess the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s projections of operations. Auditing these judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

How the Critical Audit Matter was Addressed

The primary procedures we performed to address this critical audit matter included the following: (1) evaluating management’s assessment and assessing the reasonableness of key assumptions underlying management’s conclusion, (2) evaluating the probability that the Company will be able to reduce note payable obligations and other operating expenditures if required, (3) assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

We have served as the Company’s auditor since 2007.

UHY LLP
Sterling Heights, Michigan
April 5, 2021

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (in thousands)
AS OF DECEMBER 31,

ASSETS	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$182	$899
Accounts receivable, net of allowance for doubtful accounts of $126 and $114 at December 31, 2020 and 2019, respectively	24	13
Inventory, net of reserves of $758 and $831 at December 31, 2020 and 2019, respectively	605	48
Other current assets	85	70
Total current assets	896	1,030
NONCURRENT ASSETS:
Property and equipment, net	1	-
Lease asset-right, net of amortization	453	132
Other assets	-	18
Total noncurrent assets	454	150
TOTAL ASSETS	1,350	1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	28	-
Notes payable in default, related parties	1	349
Notes payable in default	328	427
Short-term notes payable	45	380
Short-term notes payable, related parties, past due	51	646
Convertible notes in default	-	2,915
Convertible notes payable, past due	1,930	-
Short-term convertible notes payable	951	73
Short-term convertible notes payable, related parties	-	513
Accounts payable	2,419	2,897
Accounts payable, related parties	116	136
Accrued liabilities	2,995	3,235
Subscription receivable	-	635
Current portion of lease liability	56	103
Deferred revenue	42	101
Total current liabilities	8,962	12,410
LONG-TERM LIABILITIES:
Warrants, at fair value	2,203	5,092
Lease liability	392	29
Derivative liability	25	-
Long-term convertible notes payable, net	-	15
Long-term debt	23	-
Long-term debt-related parties	600	569
Total long-term liabilities	3,243	5,705
TOTAL LIABILITIES	12,205	18,115

COMMITMENTS & CONTINGENCIES (Note 8)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2020 and 2019. (Liquidation preference of $286 at December 31, 2020 and 2019).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of December 31, 2020 and 2019. (Liquidation preference of $1,049 at December 31, 2020 and 2019).	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of December 31, 2020 and 2019. (Liquidation preference of $3,263 at December 31, 2020 and 2019).	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.8 and nil shares issued and outstanding as of December 31, 2020 and 2019, respectively. (Liquidation preference of $763 and nil at December 31, 2020 and 2019), respectively.	276	-
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 1.7 and nil shares issued and outstanding as of December 31, 2020 and 2019, respectively. (Liquidation preference of $1,736 and nil at December 31, 2020 and 2019), respectively.	1,639	-
Common stock, $.001 par value; 3,000,000 shares authorized, 13,138 and 3,319 shares issued and outstanding as of December 31, 2020 and 2019, respectively	3,403	3,394
Additional paid-in capital	123,109	118,552
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(139,956)	(139,555)
TOTAL STOCKHOLDERS’ DEFICIT	(10,855)	(16,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,350	1,180

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
FOR THE YEARS ENDED DECEMBER 31,

	2020	2019
REVENUE:
Sales – devices and disposables, net	$102	$36
Cost of goods recovered (sold)	41	(70)
Gross profit (loss)	143	(34)

OPERATING EXPENSES:

Research and development	143	122
Sales and marketing	139	87
General and administrative	913	694
Total operating expenses	1,195	903

Operating loss	(1,052)	(937)

OTHER INCOME (EXPENSES):
Other income	271	48
Interest expense	(1,056)	(1,412)
Loss from extinguishment of debt	(296)	-
Change in fair value of derivative liability	(25)	-
Change in fair value of warrants	1,879	380
Total other income (expenses)	773	(984)

LOSS BEFORE INCOME TAXES	(279)	(1,921)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(279)	(1,921)

PREFERRED STOCK DIVIDENDS	(122)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(401)	$(1,921)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.04)	$(0.58)
DILUTED	$(0.04)	$(0.58)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	10,767	3,302
DILUTED	10,767	3,302

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019
(In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2019	-	$105	1	$170	3	$531	-	$-	-	$-
Shares in transit	-	-	-	-	-	-	-	-	-	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2019	-	$105	1	$170	3	$531	-	$-	-	$-

Series D preferred offering	-	-	-	-	-	-	1	276	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	2	1,639
Conversion of debt into common stock – exchange agreements	-	-	-	-	-	-	-	-	-	-
Conversion of debt into common stock – convertible debt	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-	-	-
Warrants exchanged for fixed price warrants	-	-	-	-	-	-	-	-	-	-
Adjustment to warrant liability for adoption of ASU 2017-11	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2020	-	$105	1	$170	3	$531	1	$276	2	$1,639

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019 (In Thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, January 1, 2019	2,669	$2,877	$118,259	$(132)	$(137,634)	$(15,824)
Shares in transit	-	-	692	-	-	692
Conversion of debt into common stock	650	517	(484)	-	-	33
Beneficial conversion feature of convertible debt	-	-	77	-	-	77
Stock-based compensation	-	-	8	-	-	8
Net loss	-	-	-	-	(1,921)	(1,921)
BALANCE, December 31, 2019	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)

Series D preferred offering	1,526	1	460	-	-	737
Series E preferred offering	-	-	-	-	-	1,639
Conversion of debt into common stock – exchange agreements	7,957	8	2,871	-	-	2,879
Conversion of debt into common stock – convertible debt	175	-	50	-	-	50
Issuance of common stock for manufacturing agreements	12	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	149	-	40	-	-	40
Beneficial conversion feature of convertible debt	-	-	82	-	-	82
Warrants exchanged for fixed price warrants	-	-	117	-	-	117
Adjustment to warrant liability for adoption of ASU 2017-11	-	-	627	-	-	627
Stock-based compensation	-	-	310	-	-	310
Accrued preferred dividends	-	-	-	-	(122)	(122)
Net loss	-	-	-	-	(279)	(279)
BALANCE, December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279)	$(1,921)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	12	-
Inventory reserve	(73)
Depreciation	-	21
Amortization of debt issuance costs and discounts	394	105
Amortization of beneficial conversion feature	102	92
Stock based compensation	310	8
Change in fair value of warrants	(1,879)	(380)
Loss on extinguishment of debt	296	-
Change in fair value of derivatives	25	-
Changes in operating assets and liabilities:
Accounts receivable	(23)	-
Inventory	(483)	66
Other current assets	(15)	(2)
Other assets	18	1
Accounts payable	(372)	20
Deferred revenue	(59)	35
Accrued liabilities	151	1,149
Total adjustments	(1,596)	1,115
Net cash used in operating activities	(1,875)	(806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1)	-
Net cash used in investing activities	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series D offering, net of costs	102	635
Proceeds from Series E offering, net of costs	1,639	-
Proceeds from debt financing, net of discounts and debt issuance costs	519	1,351
Payments made on notes and loans payable	(1,101)	(281)
Net cash provided by financing activities	1,159	1,705

NET CHANGE IN CASH AND CASH EQUIVALENTS	(717)	899

CASH AND CASH EQUIVALENTS, beginning of year	899	-

CASH AND CASH EQUIVALENTS, end of year	$182	$899

SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$295	$14

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$2,929	$33
Dividends on preferred stock	$122	$-
Subscription receivable	$635	$-
Warrants exchanged for fixed price warrants	$131	$-
Settlement of dividends through common stock issuance	$40	$-
The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2020 and 2019

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

A 1:800 reverse stock split of all of the Company’s issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. The reverse stock split decreased the Company’s issued and outstanding shares of common stock from 2,652,309,322 shares to 3,319,486 shares as of that date with rounding. See Note 4, Stockholders’ Deficit. Unless otherwise specified, all per share amounts are reported on a post-stock split basis, as of December 31, 2020 and 2019.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2020, it had an accumulated deficit of approximately $140.0 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At December 31, 2020, the Company had a negative working capital of approximately $8.0 million, accumulated deficit of $140.0 million, and incurred a net loss of $0.4 million for the year then ended. Stockholders’ deficit totaled approximately $10.9 million at December 31, 2020, primarily due to recurring net losses from operations, deemed dividends on warrants and preferred stock, offset by proceeds from the exercise of options and warrants and proceeds from sales of stock.

The Company has taken the following steps to improve certain factors that are generating the going concern opinion, including:

●
During the end of 2019 and during 2020, the Company was able to raise over $3.5 million in equity and debt investments;
●
The Company has executed several exchange agreements that converted of approximately $2.7 million of debt for equity; and
●
During the quarter ended September 30, 2020, the Company uplisted to the Over the Counter (OTC) bulletin board;

If sufficient capital cannot be raised during 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 28.3 million shares of its common stock outstanding at December 31, 2020, with exercise prices ranging between $0.04 and $1.82 per share. Exercises of in the money warrants would generate a total of approximately $5.0 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

In July, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company has issued financial instruments with down round features. The Company opted to adopt ASU 2017-11 as of December 31, 2020. If the Company had adopted the standard on the effective date the impact would have been immaterial to the financial statements. The impact of this adoption on the quarterly reports for 2020 would require the following debits and (credits) as shown in the schedule below:
	March 31, 2020	June 30, 2020	September 30, 2020
Warrant liability decrease	$870,499	$3,512,254	$2,594,111
Long-term debt increase	(244,941)	(209,096)	(173,251)
Interest expense decrease	(35,845)	(71,690)	(107,535)
Accumulated deficit increase	13,437	2,691,036	1,808,738
Additional paid in capital increase	(625,558)	(3,303,158)	(2,420,860)
Change in fair value of warrants during the year	22,408	2,619,347	1,701,203

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

Accounts Receivable

The Company performs periodic credit evaluations of its distributors’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. Uncollectibility, is determined based on the determination that a distributor will not be able to make payment and the time frame has exceeded one year. The Company does not accrue interest receivables on past due accounts receivable.

Concentrations of Credit Risk

The Company, from time to time during the years covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At December 31, 2020 and 2019, our inventories were as follows (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$1,276	$781
Work in process	80	81
Finished goods	7	17
Inventory reserve	(758)	(831)
Total	$605	$48

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Deposits made for long-term inventory parts were recorded in Other Assets. On September 4, 2020, the Company paid and additional deposit of $200,000 for the deposit of a major part in the assembly of the Company’s devices. The Company had a prior deposit of $292,000 with this vendor that was being held until the Company could pay the entire balance of the $493,000 order. The Company had reserved and recorded an expense for the entire balance of $292,000 in prior periods as it was unsure when it would have the financial resources to pay the balance. Upon the payment of the additional deposit the Company reversed the reserve of $292,000. The parts were received during the year ended December 31, 2020.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Equipment	$1,042	$1,349
Software	652	740
Furniture and fixtures	41	124
Leasehold Improvement	12	180
	1,747	2,393
Less accumulated depreciation and amortization	(1,746)	(2,393)
Total	$1	$—

During the year ended December 31, 2020, the Company disposed of approximately $647,000 of property and equipment that was fully depreciated.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $17,000 and $15,000 for the year ended December 31, 2020 and 2019, respectively.

Leases

With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease-right-of-use asset and a lease liability. The Company adopted the standard on January 1, 2019. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. The Company analyzed the lease at its effective date and calculated an initial lease payment amount of $267,380 with a present value of $213,000 using a 20% discount. See Note 8: Commitments and Contingencies.

The cumulative effect of initially applying the new guidance had an immaterial impact on the opening balance of retained earnings. The Company elected the practical expedients permitted under the transition guidance within the new standards, which allowed the Company to carry forward the historical lease classification.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Compensation	$1,094	$1,123
Professional fees	83	181
Interest	1,517	1,603
Warranty	-	2
Vacation	34	41
Preferred dividends	202	120
Other accrued expenses	65	165
Total	$2,995	$3,235

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of December 31, 2020, all common stock shares were issued to investors. As of December 31, 2020, the outstanding subscription receivable was nil. As of December 31, 2019, the Company had reserved 635 Series D preferred shares and 1,270,000 common stock shares in exchange for $635,000.

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

Revenue by product line (in thousands):

	December 31,
	2020	2019
Devices	$-	17
Disposables	2	2
Major part components	100	15
Warranty	-	2
Total	$102	$36

Revenue by geographic location (in thousands):

	December 31,
	2020	2019
Asia	$102	$22
Europe	-	14
Total	$102	$36

Significant Distributors

Accounts receivable, that netted to a balance of $24,000, and were reserved against, were from one distributor as of December 31, 2020. The Allowance on Accounts Receivable was recorded on all but one distributor. During the year ended December 31, 2020, $100,000 or 98% of the total revenue was from one distributor for the sale of parts and cerival guides. During the year ended December 31, 2019, revenues were from two distributors and for extended warranties. Sales revenues from these distributors totaled $34,000 or 94% of the total revenue for the period ended December 31, 2019.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of December 31, 2020, and 2019, the Company had $42,000 and $101,000 in deferred revenue, respectively.

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

The Company has filed its 2019 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company is currently in process of setting up a payment arrangement for its delinquent state income taxes with the State of Georgia and the returns are currently under review by state authorities. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2020, the Company has approximately $71 million of net operating losses, but it has not filed its Federal tax returns, therefore this number may not be accurate. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

The current corporate tax rates in the U.S. is 21%.

Uncertain Tax Positions

The Company assesses each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2020 and, 2019, there were no uncertain tax positions.

The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia.

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

For the year ended December 31, 2020 and 2019, stock based compensation for options attributable to employees, non-employees, officers and Board members was approximately $310,000 and $8,000, respectively. These amounts have been included in the Company’s statements of operations under general and administrative expense. Compensation costs for stock options which vest over time are recognized over the vesting period. As of December 31, 2020, and 2019 the Company had $559,000 and nil, of unrecognized compensation costs related to granted stock options that will be recognized, respectively.

Beneficial Conversion Features of Convertible Securities

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of January 1, 2020. In doing so, warrants with a down round feature previously treated as a derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

The Company records its derivative activities at fair value, which consisted of warrants as of December 31, 2020 and 2019. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in net gain (loss) from derivative contracts in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of December 31, 2020 and 2019:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Senior Secured Debt	-	-	(2,203)	(2,203)
Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	-	-	(25)	(25)
Total long-term liabilities at fair value	$-	$-	$(2,228)	$(2,228)

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Distributor Debt	-	-	(114)	(114)
Warrants issued in connection with Short-term loans	-	-	(83)	(83)
Warrants issued in connection with Long-term loans	-	-	(893)	(893)
Warrants issued in connection with Senior Secured Debt	-	-	(4,002)	(4,002)
Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	-	-	-	-
Total long-term liabilities at fair value	$-	$-	$(5,092)	$(5,092)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Distributor Debt	Short-Term Loans	Long-Term Loans	Senior Secured Debt	Derivative	Total

Balance, December 31, 2019	$(114)	$(83)	$(893)	$(4,002)	$-	$(5,092)
Transfer to equity as a result of warrants exchanged for fixed price warrants	67	50	-	-	-	117
Change in fair value of derivatives during the year	-	-	-	-	(25)	(25)
Transfer to equity as a result of adoption of ASU 2017-11	-	-	627	-	-	627
Reduction of debt discount as result of adoption of ASU 2017-11	-	-	266	-	-	266
Change in fair value of warrants during the year	47	33	-	1,799	-	1,879
Balance, December 31, 2020	$-	$-	$-	$(2,203)	$(25)	$(2,228)

As of December 31, 2020, the fair value of warrants was approximately $2.2 million and the fair value of the derivative liability was $25,000. A net change of approximately $1.9 million has been recorded to the accompanying statement of operations for the year ended, as well as an adjustment to the liability of $0.9 million.

4. STOCKHOLDER’S DEFICIT

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 13,138,282 were issued and outstanding as of December 31, 2020. As of December 31, 2019, there were 3,000,000,000 authorized shares of common stock, of which 3,319,469 were issued and outstanding.

For the year ended December 31, 2020, the Company issued 9,818,813 shares of common stock as listed below:

Conversion of debt into common shares – exchange agreements	7,957,013
Conversion of debt into common shares	175,000
Shares issued for manufacturing agreements	12,147
Shares issued for payment of Series D dividends	148,653
Investments	1,526,000
Issued during the year ended December 31, 2020	9,818,813

Summary table of common stock share transactions:

Balance at December 31, 2019	3,319,469
Issued in 2020	9,818,813
Balance at December 31, 2020	13,138,282

Investments

During 2020, the Company received equity investments in the amount of $1,735,500 and incurred fees due on these investments of $96,985. These investors received a total of 1,736 Series E preferred stock (if the Investor elects to convert their Series E preferred stock, each Series E preferred stock shares converts into 4,000 shares of the Company’s common stock shares).

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

For the Series D preferred stock, the Company received equity investments in the amount of $763,000 and incurred fees due on these investments of $26,000.

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

On July 9, 2020, the Company entered into an exchange agreement with Mr. Bill Wells (one of its former employees) for an outstanding debt to him of $220,000. In lieu of agreeing to dismiss approximately half of what is owed by the Company, Mr. Wells will receive the following: (i) cash payments of $20,000 within 60 days of the signing of the agreement; cash payments over time in the amount of $90,000 in the form of an unsecured note with the Company to be executed within 30 days of a new financing(s) totaling at least $3.0 million. The note shall bear interest of 6.0% and mature over 18 months; (ii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (iii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid. During the year ended December 31, 2020, the Company made a payment of $20,000; this payment allowed the Company to reduce $40,000 in debt, with the corresponding $20,000 difference recorded as a gain.

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)
Aquarius	$145,544	$107,500	38,044	$291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)3	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells4	220,000	220,000	-	-	-	-	-	-	-
	$2,737,787	$2,496,316	$241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

1 Ms. Rosenstock also forgave $28,986 in debt to the Company.
2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.
3 The Company’s COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.
4 Mr. Wells will also receive 66,000 common share stock options; the details of which are explained above.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. The board of directors designated 525,000 shares of preferred stock redeemable convertible preferred stock, none of which remain outstanding, 33,000 shares of preferred stock as Series B Preferred Stock, none of which remain outstanding, 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”), of which 286 were issued and outstanding at December 31, 2020 and 2019, respectively and 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at December 31, 2020 and 2019. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

In 2019 and 2020, the board of directors designated 6,000 shares of preferred stock as Series D Preferred Stock, 763 of which remain outstanding, and 6,000 shares of preferred stock as Series E Preferred Stock, 1,736 of which remain outstanding.

Series C Convertible Preferred Stock

Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2020 and 2019, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2020, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At December 31, 2020, the exercise price per share was $512,000.

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

At December 31, 2020, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 2,098,500 common stock shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 6,524,500 common stock shares.

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

During August 2020, the Company issued 148,653 common stock shares for the payment of Series D Preferred Stock dividends accrued. As of December 31, 2020, the Company had accrued dividends of $14,306.

Series E Convertible Preferred Stock

During year ended December 31, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The Series E Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series E Preferred Stock is $1,736. The Company incurred fees due on these investments of $91,895.

Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of December 31, 2020, the Company had not issued shares as payment of Series E Preferred Stock dividends. As of December 31, 2020, the Company had accrued dividends of $67,247.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2020:

Warrants (Underlying Shares)
Outstanding, January 1, 2020	46,016,840
Issuances	11,270,013
Cancelled / Expired	(70)
Exchanged in debt restructuring	(28,962,508)
Exercised	—
Outstanding, December 31, 2020	28,324,275

The Company had the following shares reserved for the warrants as of December 31, 2020:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
4,262	(1)	$1.824 per share	March 19, 2021
7,185,000	(2)	$0.20 per share	February 12, 2023
1,725,000	(3)	$0.04 per share	February 21, 2021
325,000	(4)	$0.18 per share	April 4, 2022
215,000	(5)	$0.25 per share	July 1, 2022
100,000	(6)	$0.25 per share	September 1, 2022
7,500,000	(7)	$0.20 per share	December 17, 2024
250,000	(8)	$0.16 per share	March 31, 2025
2,597,705	(9)	$0.25 per share	December 30, 2022
2,597,705	(10)	$0.75 per share	December 30, 2022
4,713,603	(11)	$0.20 per share	December 30, 2022
60,000	(12)	$0.25 per share	April 23, 2023
50,000	(13)	$0.25 per share	December 30, 2022
50,000	(14)	$0.75 per share	December 30, 2022
700,000	(15)	$0.15 per share	May 21, 2023
250,000	(16)	$0.50 per share	June 23, 2023
1,000	(17)	$0.50 per share	August 10, 2022
28,324,275

(1)	Issued to investors for a loan in March 2018.
(2)	Exchanged in January 2020 from amount issued as part of a February 2016 private placement with senior secured debt holder
(3)	Issued to a placement agent in conjunction with a February 2016 private placement with senior secured debt holder
(4)	Issued to investors for a loan in April 2019
(5)	Issued to investors for a loan in July 2019
(6)	Issued to investors for a loan in September 2019
(7)	Issued to investors for a loan in December 2019
(8)	Issued to investors for a loan in January 2020
(9)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(10)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
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

Footnote (2) - On January 16, 2020, the Company entered into an exchange agreement with GPB. This exchange agreement canceled the existing outstanding warrants, which were subject to anti-dilution and ratchet provisions, to purchase 35,937,500 shares of common stock at an exercise price of $0.04 per share and resulted in the issuance of new warrants to purchase 7,185,000 share of common stock at a price of $0.20 per share. The new warrants have fixed exercise prices of $0.20. On January 8, 2021, the Company met the requirement by making the final payment of $750,000 as required by the exchange agreement with GPB, which canceled the previously issued warrants.

Warrant to purchase 70 shares of common stock were not recorded as their exercise price after considering reverse stock splits, were greater than $60,000 and deemed to be immaterial for disclosure

On January 6, 2020, the Company entered into a finder’s fee agreement. The finder will receive 5% cash and 5% warrants on all funds it raises including bridge loans. The three-year common stock share warrants will have an exercise price of $0.25. During 2019 and 2020, the finder helped the Company raise $300,000, therefore a fee of $31,650 was paid and 126,600 warrants will be issued.

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

5. INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2020, the company had NOL carryforwards available through 2038 of approximately $71.4 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $6.2 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

Components of deferred taxes are as follow at December 31 (in thousands):

	2020	2019
Deferred tax assets:
Warrant liability	$617	$1,087
Accrued executive compensation	519	515
Reserves and other	421	468
Net operating loss carryforwards	17,851	18,961
	19,408	21,031
Valuation allowance	(19,408)	(21,031)
Net deferred tax assets	$0	$0

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2020	2019
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4	4
Nondeductible expenses	-	-
Valuation allowance	(25)	(25)
Effective tax rate	0%	0%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2020, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2020.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations. The Company has filed its 2019 federal and state corporate tax returns.

The provision for income taxes as of the dates indicated consisted of the following (in thousands) December 31:

	2020	2019
Current	$-	$-
Deferred	-	-
Deferred provision (credit)	1,623	434
Change in valuation allowance	(1,623)	(434)
Total provision for income taxes	$-	$-

In 2020 and 2019, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

6. STOCK OPTIONS

The Company’s 1995 Stock Plan (the “Plan”) has expired pursuant to its terms, so zero shares remained available for issuance at December 31, 2020 and 2019. The Plan allowed for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. As of December 31, 2020, and 2019, there were no stock options outstanding and exercisable.

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

The fair value of options issued during the year ended December 31, 2020 was estimated using the Black-Scholes option-pricing model and the following assumptions:

●
a dividend yield of 0%;
●
an expected life of 10 years;
●
volatility of 153.1%; and
●
risk-free interest rate of 0.98%.

The fair value of each option grant made during 2020 was estimated on the date of each grant using the Black-Scholes option pricing model and recognized as stock based compensation rateably over the option vesting periods, which approximates the service period.

The following lists the stock options granted:

	Grant Date	Expiration Date	Vesting Period	Number of Stock Options Granted	Exercise Price	Black Scholes Valuation

Cartwright, Gene	07/14/2020	07/13/2030	Vesting(1)	400,000	$0.49	$0.483
Faupel, Mark	07/14/2020	07/13/2030	Vesting(1)	400,000	$0.49	$0.483
Imhoff, John	07/14/2020	07/13/2030	Immediate	50,000	$0.49	$0.483
James, Michael	07/14/2020	07/13/2030	Immediate	50,000	$0.49	$0.483
Clavijo, James	07/14/2020	07/13/2030	Vesting(1)	300,000	$0.49	$0.483
Battle, Lisa	07/14/2020	07/13/2030	Vesting(1)	178,000	$0.49	$0.483
Sufka, Melissa	07/14/2020	07/13/2030	Vesting(1)	178,000	$0.49	$0.483
Waterstreet, Alesandra	07/14/2020	07/13/2030	Vesting(1)	178,000	$0.49	$0.483
Wells, William	07/14/2020	07/13/2030	18 months	66,000	$0.49	$0.483
				1,800,000

(1) 25% immediate and 25% each year thereafter; 36 months in total

As of December 31, 2020, the Company has issued and outstanding options to purchase a total of 1,800,000 shares of common stock pursuant to the plan, at a weighted average exercise price of $0.49 per share.

As of December 31, 2020,

Stock options vested	641,909
Stock options unvested	1,158,091
Total stock options granted at December 31, 2020	1,800,000

Stock option activity for the year ended December 31, 2020 is as follows:

	December 31, 2020
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	-	-
Options granted	1,800,000	$0.49
Options exercised	-	-
Options expired/forfeited	-	-
Outstanding at end of the period	1,800,000	$0.49

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

As of December 31, 2020, and 2019, there was no accrual recorded for any potential losses related to pending litigation.

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

On October 27, 2020, the Company amended the lease of its offices in Norcross, Georgia. The Company has extended the lease for sixty-two (62) months. The lease will begin on April 1, 2021 and end on May 31, 2026. Rents for the one-year periods beginning on April 1, 2021 and ending on May 31, 2026 are: $8,824, $9,091, $9,370, $9,648, $9,936, and $10,236. Also, the Company will pay any additional rent for the Company’s proportionate share of basic costs and all other charges when due and payable under the lease. These costs are accounted for as variable costs and are not determinable at the lease commencement date and are not included in the measurement of the lease asset and liabilities. The landlord will abate the rent for the first two months. In addition, the Company will have a five-year renewal option effective June 1, 2026. The rent for the renewal option will be based upon prevailing market rate and shall escalate by three percent (3%). As of December 31, 2020, the right of use asset calculated for the amended lease was $453,322.

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at December 31, 2020 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2021	$91
2022	108
2023	112
2024	115
2025	119
Thereafter	50
Total	595
Less: Interest	147
Present value of lease liability	$448

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

Other Commitments

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

9.   NOTES PAYABLE

Notes Payable in Default

At December 31, 2020 and 2019, the Company maintained notes payable to both related and non-related parties totaling approximately $329,000 and $776,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high as 20%. The Company is accruing interest at the default rate of 18.0% on two of the loans. As described in Note 4: STOCKHOLDERS’ DEFICIT, certain notes payable in default outstanding had been exchanged for equity and cash as described in the note.

As described previously, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company exchanged $199,417 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Ms. Rosenstock. Based on this agreement the Company exchanged $50,000 of short-term debt outstanding and Mr. Rosenstock forgave $28,986.

On February 8, 2019, a note payable in default to Aquarius as reported in the Company’s Form 10-K report - Footnote 9: Notes payable – Note payable in default, was exchanged for a note with a convertible option. The balance on the note was $107,500 and accrued interest was $38,044 for a total of $145,544 outstanding. As of December 31, 2020, the Company had entered into an exchange agreement with Aquarius. Based on this agreement the Company exchanged $145,544 of debt outstanding for: 291,088 common stock shares; 145,544 warrants issued to purchase common stock shares at a strike price of $0.25; and 145,544 warrants issued to purchase common stock shares at a strike price of $0.75.

On July 1, 2019, the Company entered into a loan agreement with Accilent Capital Management Inc / Rev Royalty Income and Growth Trust (“Accilent”), providing for the purchase by Accilent of an unsecured promissory note in the principal amount of $49,389 (CAD$ 65,500). The note was fully funded on July 9, 2019 (net of an 8% original issue discount and other expenses). The note bears an interest rate of 16% and was due and payable on September 11, 2019. Following maturity, demand, default, or judgment and until actual payment in full, interest rate shall be paid at the rate of 19% per annum. The Company issued 315,000 warrants at an exercise price of $0.25 per warrant and exercisable within 3 years from issuance (the “Initial Warrants”). As of December 31, 2020, the loan had been paid off. As of December 31, 2019, $57,946 remained outstanding, which included a fee of $4,951 and interest of $4,606.

As described previously, the Company entered into an exchange agreement with Mr. Blumberg. Based on this agreement the Company exchanged $82,320 of short-term debt outstanding.

As described previously, the Company entered into an exchange agreement with Mr. James. Based on this agreement the Company exchanged $2,286 of short-term debt outstanding.

The following table summarizes the Notes payable in default, including related parties:

	December 31, 2020	December 31, 2019
Dr. Imhoff	$-	$199
Dr. Cartwright	1	2
Ms. Rosenstock	-	50
Mr. Fowler	26	26
Mr. Mermelstein	285	244
GHS	-	-
GPB	17	17
Aquarius	-	108
Accilent		58
Mr. Blumberg	-	70
Mr. James	-	2
Notes payable in default	$329	$776

The notes payable to related parties was $1,000 of the $329,000 balance at December 31, 2020 and $349,000 of the $776,000 balance at December 31, 2019.

Short Term Notes Payable

At December 31, 2020 and 2019, the Company maintained short term notes payable to both related and non-related parties totaling $96,000 and $1,026,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

As described previously, the Company entered into an exchange agreement with Dr. Imhoff. Based on this agreement the Company exchanged $201,000 of short-term debt outstanding.

The Company issued promissory notes to Mr. Cartwright and Mr. Faupel, in the amounts of approximately $48,000 and $4,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On August 22, 2018, the Company issued a promissory note to Mr. Case for $150,000 in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $157,500 (representing a $7,500 original issue discount). As of December 31, 2020, the Company had exchanged $179,291 of debt outstanding for: 896,456 common stock shares; and 896,455 warrants issued to purchase common stock shares at a strike price of $0.20. As of December 31, 2019, the Company had not repaid the note and original issue discount of $157,500 ($7,500 is recorded in accrued expenses).

As described previously, the Company entered into an exchange agreement with Mr. Mamula. Based on this agreement the Company exchanged $15,577 of short-term debt outstanding.

On September 19, 2018, and February 15, 2019, the Company issued promissory notes to Mr. Gould for $50,000 each in aggregate principal amount of a 6% promissory note for an aggregate purchase price of $52,500 each (representing a $2,500 original issue discount). As of December 31, 2020, the Company had entered into an exchange agreement with Mr. Gould. Based on this agreement the Company exchanged $111,227 of debt outstanding for: 556,136 common stock shares; and 556,136 warrants issued to purchase common stock shares at a strike price of $0.20. As of December 31, 2019, the Company had not repaid the note and original issue discount of $52,500 ($2,500 is recorded in accrued expenses) and therefore the accrued interest rate increased to 12%.

As described previously, the Company entered into an exchange agreement with K2 Medical. Based on this agreement the Company exchanged $203,000 of short-term debt outstanding.

On February 14, 2019, the Company entered into a Purchase and Sale Agreement with Everest Business Funding for the sale of its accounts receivable. The transaction provided the Company with $48,735 after $1,265 in debt issuance costs (bank costs) for a total purchase amount of $50,000, in which the Company would have to repay $68,500. At a minimum the Company would need to pay $535.16 per day or 20.0% of the future collected accounts receivable or “receipts.” The effective interest rate as calculated for this transaction is approximately 132.5%. As of December 31, 2019, $60,105 had been paid, leaving a balance of $8,016. As of December 31, 2020, the balance of $68,121 had been paid in full.

In July 2019, the Company entered into a premium finance agreement to finance its insurance policies totaling $142,000. The note requires monthly payments of $14,459, including interest at 4.91% and matures in April 2020. As of December 31, 2020, the balance was paid in full. The balance due on insurance policies totaled $57,483 at December 31, 2019.

On July 4, 2020, the Company entered into a premium finance agreement to finance its insurance policies totaling $109,000. The note requires monthly payments of $11,299, including interest at 4.968% and matures in April 2021. As of December 31, 2020, the balance was $44,916.

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

The following table summarizes the Short-term notes payable, including related parties:

	December 31, 2020	December 31, 2019
Dr. Imhoff	$-	$167
Dr. Cartwright	46	48
Dr. Faupel	5	5
Ms. Mamula	-	15
Mr. Case	-	150
Mr. Gould	-	100
K2 (Shenghuo)	-	203
Premium Finance (insurance)	45	58
Everest	-	8
Mr. Grimm	-	49
Mr. Blumberg	-	223
Short-term notes payable, including related parties	$96	$1,026

The short-term notes payable past due to related parties was $51,000 of the $96,000 balance at December 31, 2020 and $645,000 of the $1,026,000 balance at December 31, 2019.

Troubled Debt Restructuring

The debt extinguished for Notes Payable was $1,808,712 in debt for common stock shares and warrants as described above that were determined to have a total fair value of $2,235,811, resulting in a loss on extinguishment of debt of $427,099 which is recorded in other income (expense) on the accompanying consolidated statements of operations. Included in that total was an amount that an investor forgave of approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, ie., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Note Payable, would have increased the loss per share calculation from ..04 to .08.

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

As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, the Company agreed to issue a convertible note to the distributor, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to the distributor of $240,000, due upon consummation of any capital raising transaction by the Company within 90 days and with net cash proceeds of at least $1.0 million. As of December 31, 2019, the Company had a note due of $512,719. As of December 31, 2020, the note had been exchanged for common stock shares and warrants. This was part of the exchange made on January 8, 2020, for $790,544 of debt outstanding for: 1,905,270 common stock shares issued on March 23, 2020; 496,602 warrants issued to purchase common stock shares at a strike price of $0.20; 692,446 warrants issued to purchase common stock shares at a strike price of $0.25; and 692,446 warrants issued to purchase common stock shares at a strike price of $0.75.

Troubled Debt Restructuring

The debt extinguished for Related Party Convertible Note Payable – Short-Term, which closed on January 8, 2020, the Company exchanged in part $600,653 in debt for several common stock shares and warrants as described above. The exchange resulted in a gain of $249,938. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Related Party Convertible Note Payable – Short-Term, would have reduced the loss per share calculation from ..04 to .01.

Short-term Convertible Notes Payable

Auctus

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 was received in December 2019 and matures December 17, 2021 and accrues interest at a rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In connection with the first tranche of $700,000, the Company issued to 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. On May 27, 2020, the second tranche of $400,000 was received. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached. As of December 31, 2020, and 2019, $700,000 remained outstanding and accrued interest of $73,889 and $2,722, respectively. Further, as December 31, 2020 and 2019, the Company had unamortized debt issuance costs of $33,854 and $64,000, respectively and an unamortized debt discount on warrants of $330,729, and $621,271, respectively and providing a net balance of $501,989 and $12,007, respectively. The Company also recorded a liability for the fair value of derivative liability in the amount of $25,000 as of December 31, 2020.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of December 31, 2020, $400,000 remained outstanding and accrued interest of $24,222. Further, as of December 31, 2020, the Company had unamortized debt issuance costs of $47,086, providing a net balance of $352,914.

The total outstanding balance for the first two tranches outstanding as of December 31, 2020, was approximately $1,100,000.

In addition, the Company determined that the conversion option needed to be bifurcated from the debt arrangement and will be valued at fair value each reporting period. The initial value at the date of issuance deemed to be $0 due to the presence of the $0.15 floor price. As of December 31, 2020, the Company calculated an intrinsic value of the bifurcation to be $8,425.

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matures on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be made converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of December 31, 2020, the note outstanding was $112,750, which consisted of unamortized balance of $8,424 of a beneficial conversion feature, unamortized original issue discount of $5,100, unamortized debt issuance costs of $5,517 and interest of $10,260 included in accrued expenses on the accompanying consolidated balance sheet.

Other Short-Term Convertible Notes Payable

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

The following table summarizes the Convertible notes payable – short-term:

	December 31, 2020	December 31, 2019
Shenghuo	$-	$513
Auctus	1,213	-
Eagle	-	26
Adar	-	85
Debt discount and issuance costs to be amortized	(262)	(9)
Debt discount related to beneficial conversion	-	(29)
Convertible notes payable – short-term, including related parties	$951	$586

11.  CONVERTIBLE DEBT

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

As of December 31, 2020, and as a result of the January 15, 2020 exchange agreement, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. This exchange is subject to the Company meeting repayment conditions. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. The Company has executed Tranche 1 and 2 and has paid GPB $550,000. On September 2, 2020, the Company made a payment of $50,000, which provided the Company an additional four-month forbearance as well as paying and additional $150,000 to reduce the balance outstanding. On January 8, 2021, the Company made the final payment of $750,000 as required by this exchange agreement with GPB.

The convertible note required monthly interest payments at a rate of 17% per year and was due on February 12, 2018. Subject to resale restrictions and the availability of sufficient authorized but unissued shares of the Company’s common stock, the note is convertible at a conversion price equal to 70% of the average closing price per share for the five trading days prior to issuance. In an event of default, the note will accrue interest at a rate of 22%. Upon the occurrence of an event of default, the holder may require the Company to redeem the convertible note at 120% of the outstanding principal balance, but as of December 31, 2020 and 2019, had not done so. The note is secured by a lien on substantially all of the Company’s assets.

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of December 31, 2020, and 2019, GPB had earned approximately $35,000 and $31,000 in royalties that are unpaid, respectively. Based on the exchange agreement GPB will no longer earn royalties.

As of December 31, 2020, the balance due on the convertible debt was $1,709,414, consisting of principal of $1,362,384 and a prepayment penalty of $347,030 and compared to December 31, 2019, where the balance due on the convertible debt was $2,177,030 consisting of principal of $1,830,000 and a prepayment penalty of $347,030. Interest accrued on the note total $1,233,637 and $1,175,925 at December 31, 2020 and 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

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

Secured Promissory Note

Effective September 10, 2014, the Company sold a secured promissory note to an accredited investor, GHS Investments, LLC (“GHS”), with an initial principal amount of $1,275,000, for a purchase price of $570,000 (less an original issue discount of $560,000 and debt issuance costs of $145,000). The note is secured by the Company’s current and future accounts receivable and inventory and accrued interest at a rate of 18% per year. The note has subsequently been assigned to different credited investors and the terms of the note were amended extend the maturity until August 31, 2016. The balance of this note was reduced by a transfer of $306,863 as part of a debt restructuring that occurred on December 7, 2016 (see – “Senior Secured Promissory Note”). The holder may convert the outstanding balance into shares of common stock at a conversion price per share equal to 75% of the lowest daily volume average price of common stock during the five days prior to conversion. During 2020, GHS converted $50,454 of principal and interest for 175,000 common stock shares. In addition, during 2020, as part of the conversion of the outstanding note, the Company paid $134,133 in cash for principal and interest that remained outstanding. As of December 31, 2020, the note was paid in full. The balance due on the note was $148,223 at December 31, 2019.

Other Convertible Debt

GHS

Effective May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. GHS converted $12,700 of principal and accrued interest during the year ended December 31, 2019. On December 16, 2020, the Company paid $25,000 on the note balance. At December 31, 2020 and 2019, the balance due on this note was $63,520 and $83,094, respectively including a default penalty of $37,926. Interest accrued on the note totals $17,816, and $16,641 at December 31, 2020 and 2019, and is included in accrued expenses on the accompanying consolidated balance sheet, respectively.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until its matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2020 and 2019, the balance due on this note was $14,187, including a default penalty of $4,937. Interest accrued on the note totals $5,006 and $3,972 at December 31, 2020 and 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). At issuance, the Company recorded a $29,143 beneficial conversion feature, which was fully amortized at December 31, 2019. The accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2020 and 2019, the balance due on this note was $103,285, including a default penalty of $35,285. Interest accrued on the note totals $39,644 and $29,287 at December 31, 2020 and 2019, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Auctus

On May 22, 2020, the Company entered into an exchange agreement with Auctus. Based on this agreement the Company exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $328,422 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares at a strike price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for the Company’s stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). During the year ended December 31, 2020, the Company paid $100,000 to reduce the outstanding balance. As of December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

Auctus notes exchanged in the May 22, 2020 transaction

Effective March 20, 2018, the Company entered into a securities purchase with Auctus Fund, LLC ("Auctus") for the issuance of a $150,000 convertible promissory note and warrants exercisable for 4,262 shares of the Company's common stock. At issuance, the Company recorded a $97,685 beneficial conversion feature, which was fully amortized at December 31, 2018. The warrants are exercisable at any time, at an exercise price equal to $0.04 per share, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrants have a five-year term. The note accrued interest at a rate of 12% per year until it matured in December 2018. Beginning December 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. On May 22, 2020, the default penalty and outstanding interest was exchanged as described in the preceding paragraph. At December 31, 2019, the balance due on this total was $192,267, including a default penalty of $70,931, respectively. Interest accrued on the note totals $45,629 at December 31, 2019, and is included in accrued expenses on the accompanying consolidated balance sheet. Auctus converted nil and $14,236 of principal and accrued interested during year ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company paid $100,000 to reduce the outstanding balance. As of December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

Effective July 3, 2018, the Company entered into a securities purchase with Auctus for the issuance of a $89,250 convertible promissory note. At issuance, the Company recorded a $59,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% per year until it matured in April 2019. Beginning April 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, the balance due on this total was $90,641, including a default penalty of $56,852. Interest accrued on the note totals $16,436 at December 31, 2019, and is included in accrued expenses on the accompanying consolidated balance sheet. At December 31, 2020, the balance due on this note was nil.

Effective March 29, 2019, the Company entered into a securities purchase with Auctus for the issuance of a $65,000 convertible promissory note. At issuance, the Company recorded a $65,000 beneficial conversion feature, which was fully amortized at December 31, 2019. The note accrued interest at a rate of 12% until it matured in December 2019. Beginning December 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 50% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At December 31, 2019, the balance due on this total was $106,210, including a default penalty of $41,210. Interest accrued on the note totaled $142 at December 31, 2019 and is included in accrued expenses on the accompanying consolidated balance sheet. At December 31, 2020, the balance due on this note was nil.

The following table summarizes the Convertible notes (including debt in default):

	December 31, 2020		December 31, 2019
GPB	$1,709	$1,709	$2,177	$2,177
GHS	-		149
	64		83
	14		14
	103	181	103	349
Auctus	40		192
	-		91
	-		106
	-	40	-	389
Convertible notes, past due (including debt in default)		$1,930		$2,915

The convertible notes payable, past due was $1,930,000 at December 31, 2020 and the convertible notes in default was the total balance of $2,915,000 at December 31, 2019.

Troubled Debt Restructuring

The debt restructured for Convertible Debt, which closed on January 15, 2020, the Company restructured several re-payment plans as described above and in addition cancelled warrants and issued new warrants as part of the restructure. The debt exchanged with Auctus of $328,422 for 500,000 common stock shares resulted in a $118,396 loss. This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. The troubled debt restructuring for Convertible Debt, would have increased the loss per share calculation from .04 to ..05.

12.  LONG-TERM DEBT

Long-term Debt – Related Parties

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the debt restructuring exchange agreement and to modify the terms of the original exchange agreement. Under this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement. The modification also included simple interest at a 6% rate, with the principal and accrued interest due in total at the date of maturity or September 4, 2021, the terms are currently being updated and an amended modification is expected to be completed.

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

Troubled Debt Restructuring

The debt extinguished for Mr. Cartwright and Mr. Faupel meet the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Long-term Debt – Related Parties, had an immaterial effect on the Company’s basic or diluted earnings per share calculation for December 31, 2020 and 2019 as the gain was recorded in 2018.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:
Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven during the quarter ended September 30, 2018	(454)
Promissory note dated September 4, 2018	$207
Interest accrued through December 31, 2019	17
Balance outstanding at December 31, 2019	$224
Interest accrued through December 31, 2020	12
Balance outstanding at December 31, 2020	$236

For Dr. Cartwright:
Salary	$337
Bonus	675
Interest on compensation	59
Loans to Company	528
Interest on loans	22
Total outstanding prior to exchange	$1,621
Amount forgiven during the quarter ended September 30, 2018	(1,302)
Promissory note dated September 4, 2018	$319
Interest accrued through December 31, 2019	26
Balance outstanding at December 31, 2019	$345
Interest accrued through December 31, 2020	19
Balance outstanding at December 31, 2020	$364

On February 19, 2021, the Company entered into a new promissory note replacing the original note from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, matures on February 18, 2023, and will accrue interest at a rate of 6%. For Dr. Faupel the principal amount on the new note was $153,178, matures on February 18, 2023, and will accrue interest at a rate of 6%.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F Preferred Stock, respectively.

Future debt obligations at December 31, 2020 for Long-term Debt – Related Parties are as follows (in thousands):

Year	Amount
2021	$-
2022	200
2023	215
Totals	$415

Long-term debt

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24 week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of December 31, 2020, the outstanding balance was $50,477 including $293 in accrued interest. The Company has applied to have the loan forgiven.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	December 31,
	2020	2019

Net loss	$(401)	$(1,921)
Basic weighted average number of shares outstanding	10,767	3,302
Net income (loss) per share (basic)	$(0.04)	$(0.58)
Diluted weighted average number of shares outstanding	80,545	3,302
Net income (loss) per share (diluted)	$(0.04)	$(0.58)

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	-	-
Convertible debt	62,095	39,636
Warrants	7,683	30,208
Total Dilutive instruments	69,778	73,144

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anit-dilutive.

14.  SUBSEQUENT EVENTS

GPB

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, the Company issued 2,236 series F preferred stock shares in accordance with the terms of the agreement (see NOTE 11: CONVERTIBLE DEBT).

GHS

On January 29, 2021, the Company paid GHS $40,000 per the agreement to reduce the outstanding debt.

Series F Convertible Preferred Stock

During January and February 2021, the Company entered into a Security Agreement with the Series F Investors (the “Series F Security Agreement”) pursuant to which all obligations under the Series F Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,944,000 the Company issued 1,944 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F Preferred Stock is $1,944.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F Preferred Stock, respectively.

Each share of Series F Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series F Preferred. If the average of the VWAPs (as defined in the Series F Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

Powerup (Series G Callable Preferred Stock)

During January 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $78,500, net to the Company is $75,000, for 91,000 shares of Series G preferred stock with additional tranches of financing up to $925,000 in the aggregate over the terms of the Series G preferred stock. Series G will be non-voting on any matters requiring shareholder vote. The Series F Preferred Stock will have cumulative dividends at the rate per share of 8% per annum. At any time during the period indicated below, after the date of the issuance of shares of Series G preferred stock, the Company will have the right, at the Company’s option, to redeem all of the shares of Series G preferred stock by paying an amount equal to: (i) the number of shares of Series G preferred stock multiplied by then stated value (including accrued dividends); (ii) multiplied by the corresponding percentage as follows: Day 1-60, 105%; Day 61-90, 110%; Day 91-120, 115%; and Day 121-180, 122%. After the expiration of the 180 days following the issuance date, except for mandatory redemption, the Company shall have no right to redeem the Series G preferred stock. Mandatory redemption occurs within 24 months. In addition, if the Company does not redeem the Series G preferred stock then Power Up will have the option to convert to common stock shares. The variable conversion price will be the value equal to a discount of 19% off of the trading price; which is calculated as the average of the three lowest closing bid prices over the last fifteen trading days. The conversion of Series G Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series G Preferred.

During February 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $53,500, net to the Company is $50,000, for 62,000 shares of Series G preferred stock with additional tranches of financing up to $925,000 in the aggregate over the terms of the Series G preferred stock. Series G will be non-voting on any matters requiring shareholder vote. The Series G Preferred Stock will have cumulative dividends at the rate per share of 8% per annum. At any time during the period indicated below, after the date of the issuance of shares of Series G preferred stock, the Company will have the right, at the Company’s option, to redeem all of the shares of Series G preferred stock by paying an amount equal to: (i) the number of shares of Series G preferred stock multiplied by then stated value (including accrued dividends); (ii) multiplied by the corresponding percentage as follows: Day 1-60, 105%; Day 61-90, 110%; Day 91-120, 115%; and Day 121-180, 122%. After the expiration of the 180 days following the issuance date, except for mandatory redemption, the Company shall have no right to redeem the Series G preferred stock. Mandatory redemption occurs within 24 months. In addition, if the Company does not redeem the Series G preferred stock then Power Up will have the option to convert to common stock shares. The variable conversion price will be the value equal to a discount of 19% off of the trading price; which is calculated as the average of the three lowest closing bid prices over the last fifteen trading days. The conversion of Series G Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series G Preferred.

Other matters

On February 19, 2021, the Company entered into a new promissory note replacing the original note from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, matures on February 18, 2023, and will accrue interest at a rate of 6%. For Dr. Faupel the principal amount on the new note was $153,178, matures on February 18, 2023, and will accrue interest at a rate of 6%.

On February 22, 2021, the Company based on a past agreement with Mr. Blumberg, was required to issuance 1,250,000 2-year warrants with an exercise price of $0.25, when the 30-day vwap reached $0.50.

On March 2, 2021, the Company agreed to pay a fee to Aspen Capital Corporation for investor relations. Aspen would receive a fee of $49,0000, payable in cash of $24,500 and 98,000 common stock shares. In addition, they would receive 196,000 three year warrants to purchase common stock shares at an exercise price of $0.25 and expiring on March 4, 2024.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. The consulting agreement requires Mr. Blumberg to provide $350,000 to the Company and additional consulting services in exchange for the following: (1) 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares. Based on this agreement the Company will record compensation expense of $3,144,400. In addition, $88,000 in accrued consulting fees for Mr. Blumberg will be converted into 88 series F preferred stock shares.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company will exchange the amount owed of $546,214 for 20 Series F Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler will remain on our health insurance plan. The unsecured note of $150,000 will have a four year term, with monthly payments scheduled to begin on March 15, 2022, and then monthly on the 15th thereafter, in the amount of $3,600 and accruing interest at a rate of 6%. The unsecured note will be in default on the 20th of the month. The amount forgiven by Mr. Fowler was $346,214. In addition, the Company will reimburse Mr. Fowler for $4,325.42 of accrued expenses. The Company will also begin repaying two outstanding notes totaling $45,118 in principal and interest on April 15, 2021. The notes will be combined into one note with a payment of $3,850 per month and have an interest rate of 6%, if the notes go into default the interest will be 18%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2020, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2020, due to the existence of the material weakness described below:

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

Except as described above, there were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	66	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Mark Faupel, Ph.D.	65	Chief Operating Officer and Director
Richard P. Blumberg	64	Director

John E. Imhoff, M.D.	71	Director
Michael C. James	62	Chairman and Director
Richard L. Fowler	64	Senior Vice President of Engineering

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

Richard P. Blumberg was appointed to the Board of Directors on November 10, 2016 and resigned on March 27, 2019, but was reappointed on September 1, 2020. Mr. Blumberg has been a long-time investor in the Company. Since 1978, Mr. Blumberg has been a Principal at Webster, Mrak & Blumberg, a medical-legal and class action labor litigation firm. He is also currently a Managing Member of K2 Medical, LLC formerly known as Shenghuo Medical, LLC (“Shenghuo”), a company with licensing rights in several Asian countries for the Company’s LuViva Advanced Cervical Scan, and is a Managing Member of Elysian Medical, LLC, a company with world-wide rights for certain breast cancer detection technology. He served from 2004 to 2007 as Chief Executive Officer of Energy Logics, a wind power company that developed projects in Alberta, Canada and Montana. Mr. Blumberg holds a B.S. in Electrical Engineering and Computer Science from the University of Illinois and received a J. D. from Stanford University. He also brings extensive experience as a venture capitalist specializing in high-tech and life science companies.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2020, our officers, directors were in compliance with all applicable filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2020 and 2019 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2020:

2020 and 2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(4)	Bonus ($)	Option Awards ($)(1)	Other ($)(5)	Total ($)
Gene S. Cartwright, Ph.D.	2020	12,000	-	193,200	-	205,200
President, CEO, Acting CFO and Director (2)	2019	-	-	-	-	-
Mark Faupel, Ph.D.	2020	12,000	-	193,200	14,000	219,200
COO and Director(3)(2)	2019	-	-	-	36,000	36,000
Richard Fowler	2020	-	-	--	21,000	21,000
Senior Vice President of Engineering(2)	2019	62,000	-	-	49,000	111,000

(1)
Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718.
(2)
All amounts reported as accrued. Dr. Cartwright, Dr. Faupel, and Mr. Fowler have elected not to get paid a salary, due to our cash position.
(3)
On December 8, 2016, the board of directors appointed Dr. Faupel as our new COO and director.
(4)
Dr. Cartwright and Dr. Faupel accrued $1,000 per month as compensation, the amounts have not been paid.
(5)
Other expenses are related to the Company health insurance plan

For 2019, Dr. Cartwright and Dr. Faupel did not receive salary compensation.

For 2020 and 2019, Mr. Fowler accrued base salary of nil and $62,019. On March 2016, Mr. Fowler began working half-time and agreed to reduce his base salary compensation to $107,500 from $215,000 in 2015. For both years he received the usual and customary company benefits. He received no bonus in the years ended December 31, 2020 and 2019. As of December 31, 2020, Mr. Fowler’s total deferred salary plus interest was approximately $546,214.

Outstanding Equity Awards to Officers at December 31, 2020

Name and Principal Position	Number of Securities Underlying Options Exercisable (#)(1)	Number of Securities Underlying Options Un-exercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date
Gene S. Cartwright, Ph.D. President, CEO, Acting CFO and Director	2	-	28,360	12/31/2024
	127,273	272,727	0.49	07/12/2030
Mark Faupel, Ph.D COO and Director	9	-	70,836	12/31/2024
	127,273	272,727	0.49	07/12/2030
Richard Fowler Senior Vice President of Engineering	5	-	49,984	12/31/2024

(1)
Represents fully vested options.
(2)
Average price, based on all outstanding options.

Outstanding Equity Awards to Directors at December 31, 2020

	Option Awards
Name and Principal Position	Option Awards (#)	Exercise Price ($)
Ronald W. Hart, Ph.D., Director (resigned as of December 11, 2015)	6	56,267
John E. Imhoff, M.D., Director	7	57,143
	50,000	0.49
Michael C. James, Chairman and Director	6	56,267
	50,000	0.49

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists information regarding the beneficial ownership of our equity securities as of April 5, 2021 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092.

	Common Stock (2)		Series D Preferred Stock (3)		Series C1 Preferred Stock (4)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (8)	11,066,185	50.42%	300	39.32%	-	-	2,400.75	73.57%
Lynne Imhoff (9)	1,350,005	9.29%	-	-	675.00	64.33%	-	-
Michael C. James/Kuekenhof Equity Fund, LLP (10)	65,506	*	-	-	-	-	-	-
Gene Cartwright (11)	1,312,621	9.07%	50	6.55%	-	-	-	-
Richard L. Fowler (12)	200,006	1.49%	-	-	-	-	-	-
Mark L. Faupel (13)	1,738,156	11.66%	38	4.98%	-	-	300.00	9.17%
Richard Blumberg (14)	5,019,260	29.47%	-	-	-	-	-	-
Rosalind Master Fund (15)	4,313,457	25.48%	-	-	-	-	-	-
K2 Medical (16)	3,810,540	25.26%	-	-	-	-	-	-
Auctus (17)	8,779,262	39.98%	-	-	-	-	-	-
Flynn D. Case Living Trust (18)	1,792,912	12.74%	-	-	-	-	-	-
All directors and executive officers as a group (5 persons) (19)	18,985,882	66.83%	388	50.85%	-	-	2,700.75	82.75%

	Series E Preferred Stock (6)		Series F Preferred Stock (7)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (8)			10	*
Lynne Imhoff (9)	-	-	-	-
Michael C. James/Kuekenhof Equity Fund, LLP (10)	-	-	-	-
Gene Cartwright (11)	-	-	110	2.27%
Richard L. Fowler (12)	-	-	50	1.03%
Mark L. Faupel (13)	-	-	97	2.00%
Richard Blumberg (14)	233	13.43%	438	9.01%
Rosalind Master Fund (15)	-	-	-	-
K2 Medical (16)	-	-	-	-
Auctus (17)	-	-	-	-
Flynn D. Case Living Trust (18)	-	-	-	-
All directors and executive officers as a group (5 persons) (19)	233	13.43%	705	14.51%

(*) Less than 1%.
(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.
(2) Percentage ownership is based on 13,180,417 shares of common stock outstanding as of April 5, 2021. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3) As of April 5, 2021, there were 763 shares of Series D preferred stock shares that will be issued, and each such share was convertible into approximately 3,000 shares of common stock.
(4) As of April 5, 2021, there were 1,049.25 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock. Three shareholders elected to convert 3,263.00 of their Series C1 preferred stock for Series C2 preferred stock.
(5) As of April 5, 2021, there were 3,262.25 shares of Series C2 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(6) As of April 5, 2021, there were 1,735.5 shares of Series E preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(7) As of April 5, 2021, there were 4,858 shares of Series F preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(8) Shares of common stock consist of 2,375,423 shares of common stock directly held, 2,899,255 shares issuable upon exercise of warrants, 50,007 shares subject to options, 40,000 shares issuable upon conversion of 10 shares of Series F preferred stock shares, 900,000 shares issuable upon conversion of 300 shares of Series D preferred stock shares and 4,801,500 shares issuable upon conversion of 2,400.75 shares of Series C2 preferred stock. Dr. Imhoff is on the board of directors.
(9) Shares of common stock consist of 5 shares of common stock directly held, and 1,350,000 shares issuable upon conversion of 675.00 shares of Series C1 preferred stock.
(10) Shares of commons stock consist of 7,755 shares of common stock directly held, 7,745 shares issuable upon exercise of warrants, and 50,006 shares subject to options. Mr. James is on the board of directors.
(11) Shares of commons stock consist of 122,621 shares of common stock directly held, 200,000 shares issuable upon exercise of warrants, 440,000 shares issuable upon conversion of 110 shares of Series F preferred stock, 150,000 shares issuable upon conversion of 50 shares of Series D preferred stock shares and 400,002 shares subject to options.  Dr. Cartwright is the CEO and on the board of directors.
(12) Shares of commons stock consist of 1 shares of common stock directly held, 200,000 shares issuable upon the conversion of 50 shares of Series F preferred stock and 5 shares subject to options.
(13) Shares of common stock consist of 85,647 shares of common stock directly held, 152,000 shares issuable upon exercise of warrants, 400,009 shares subject to options, 388,000 shares issuable upon conversion of 97 shares of Series F preferred stock, 114,000 shares issuable upon conversion of 38 shares of Series D preferred stock shares and 598,500 shares issuable upon conversion of 300.00 shares of Series C2 preferred stock. Dr. Faupel is the COO and on the board of directors.
(14) Shares of commons stock consists of 1,167,630 shares of common stock directly held, 1,167,630 shares issuable upon exercise of warrants, 932,000 shares issuable upon conversion of 233 shares of Series E preferred stock, and 1,752,000 shares issuable upon conversion of 438 shares of Series F preferred stock. Mr. Blumberg is on the board of directors.
(15) Shares of commons stock consists of 500,000 shares of common stock directly held, and 1,000,000 shares issuable upon exercise of warrants.
(16) Shares of commons stock consists of 1,905,270 shares of common stock directly held, and 1,905,270 shares issuable upon exercise of warrants.
(17) Shares of commons stock consists of 8,779,262 shares issuable upon exercise of warrants.
(18) Shares of commons stock consists of 896,456 shares of common stock directly held, and 896,456 shares issuable upon exercise of warrants.
(19) Shares of commons stock consists of 3,759,077 shares of common stock directly held, 4,426,630 shares issuable upon exercise of warrants, 900,029 shares subject to options, 2,820,000 shares issuable upon conversion of 705 shares of Series F preferred stock shares 932,000 shares issuable upon conversion of 233 shares of Series E preferred stock shares 1,164,000 shares issuable upon conversion of 388 shares of Series D preferred stock shares and 5,400,000 shares issuable upon conversion of 2,700.75 shares of Series C2 preferred stock.

As of April 5, 2021, there were 286 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.

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

Mark Faupel is one of our directors and our Chief Operating Officer, and Richard Blumberg is one of our directors. Dr. Faupel is a shareholder of Shenghuo, and Mr. Blumberg, is a managing member of Shenghuo. We entered into a license agreement with Shenghuo pursuant to which we granted Shenghuo an exclusive license to manufacture, sell and distribute our LuViva Advanced Cervical Cancer device and related disposables in Taiwan, Brunei Darussalam, Cambodia, Laos, Myanmar, Philippines, Singapore, Thailand, and Vietnam. Shenghuo has been our exclusive distributor in China, Macau and Hong Kong, and the license extends to manufacturing in those countries as well. Pursuant to the license agreement, Shenghuo had the option to have a designee appointed to our board of directors. As partial consideration for, and as a condition to, the license, and to further align the strategic interests of the parties, we agreed to issue a convertible note to Shenghuo, in exchange for an aggregate cash investment of $200,000. The note will provide for a payment to Shenghuo of $300,000, expected to be due the earlier of 90 days from issuance and consummation of any capital raising transaction by us with net cash proceeds of at least $1.0 million. The note will accrue interest at 20% per year on any unpaid amounts due after that date. The note will be convertible into shares of our common stock at a conversion price per share of $11,137, subject to customary anti-dilution adjustment. The note will be unsecured and is expected to provide for customary events of default. We will also issue Shenghuo a five-year warrant exercisable immediately for 22 shares of common stock at an exercise price equal to the conversion price of the note, subject to customary anti-dilution adjustment. As of December 31, 2020, the balance was paid.

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

We were billed by UHY LLP $164,650 and $100,869 during the fiscal years ended December 31, 2020 and 2019, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report and review of our quarterly reports on Form 10-Q, and other SEC filings.

	2020	2019
Audit fees	$150,000	$95,646
Audit related fees	8,400	-
Tax fees	6,250	5,223
Total Fees	$164,650	$100,869

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

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
3.3	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed November 15, 2018)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
3.5*	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock
3.6*	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429) filed April 24, 1997)
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed September 10, 2014)
4.3	Amendment #1 to Secured Promissory Note, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015)
4.4	Amendment #2 to Secured Promissory Note, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
4.5	Amendment #3 to Secured Promissory Note, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
4.6	Amendment #4 to Secured Promissory Note, dated June 16, 2015 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
4.7	Amendment #5 to Secured Promissory Note, dated June 29, 2015 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
4.8	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
4.9	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
4.10	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
4.11	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 12, 2016)
4.12	Form of Exchange Note (GPB) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 7, 2016)
4.13	10% OID Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 30, 2016)
4.14	Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 16, 2017)
4.15	Form of Warrant (Standard Form) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010)
4.16	Form of Warrant (InterScan) (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
4.17	Form of Warrant (November 2011 Private Placement) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011)

4.18	Form of Warrant (Series B-Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.19	Form of Warrant (Series B-Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.20	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014)
4.21	Form of Warrant (2014 Public Offering Placement Agent) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)
4.22	Form of Warrant (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.23	Form of Warrant (Series C) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
4.24	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)
4.25	Form of Warrant (Series B-Tranche B Exchanges; GPB Exchange) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 14, 2016)
4.26	Common Stock Purchase Warrant (Convertible Promissory Note) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed February 16, 2017)
4.27	Senior Secured Convertible Note, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.28	Common Stock Warrant, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.29	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.30	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.31	Form of 12% debenture (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.32	Form of Warrant (Exchange Agreements) (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.33	Form of Common Stock Purchase Warrant (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
4.34*	Convertible Promissory Note with Auctus, dated March 31, 2020.
4.35*	Form of Warrant (Auctus Note), dated March 31, 2020.
4.36*	Form of Warrant (Series D Preferred Stock).
4.37*	Form of Warrant (Series D Preferred Stock).
4.38*	Form of Warrant (Ironstone Capital), dated April 23, 2020
4.39*	Form of Warrant (Auctus Note), dated May 22, 2020.
4.40*	Form of Warrant (Credential Qtrade Securities Inc. ITF Reve Royalty Income Growth, dated as of June 23, 2020
4.41*	Form of Warrant (James Clavijo), dated June 23, 2020
4.42*	Form of Warrant (Manju Venugopal), dated August 10, 2020.
4.43*	Note Payable Agreement with Gene Cartwright, dated February 19, 2021
4.44*	Note Payable Agreement with Mark Faupel, dated February 19, 2021
4.45*	Form of Warrant (Aspen Capital), dated June 23, 2020
10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Securities Purchase Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed June 30, 2015)
10.6	Registration Rights Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed June 30, 2015)
10.7	Form of Joinder Agreement (Series C) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 13, 2015)
10.8	Interim Securities Purchase Agreement (Series C), dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 3, 2015)

10.9	Securities Purchase Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed February 12, 2016)
10.10	Security Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed February 12, 2016)
10.11	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
10.12
Agreement between Shandong Yaohua Medical Instrument Corporation and Guided Therapeutics, Inc., Confidential, Final 22 January 2017 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed January 26, 2017)

10.13	Guided Therapeutics-Shenghuo Medical Agreement, 22 Jan 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed January 26, 2017)
10.14	Securities Purchase Agreement, dated as of February 12, 2018, by and between Guided Therapeutics, Inc. and Adar Bays, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.15	Securities Purchase Agreement, dated as of February 22, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.16
Lease Modification, dated as of February 23, 2018, by and between Guided Therapeutics, Inc. and TREA Infill Industrial Atlanta, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.17
Securities Purchase Agreement, dated as of March 12, 2018, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.18
Securities Purchase Agreement, dated as of May 17, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.19	Securities Purchase Agreement, dated as of March 20, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.20	Securities Purchase Agreement, dated as of April 30, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.21	Securities Purchase Agreement, dated as of June 7, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.22
Securities Purchase Agreement, dated as of June 22, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.23	Securities Purchase Agreement, dated as of July 3, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.24	Promissory Note, dated as of August 22, 2018, by and between Guided Therapeutics, Inc. and Mr. Case (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.25
Exchange Agreements, dated as of August 31, 2018, by and between Guided Therapeutics, Inc. and Series C1 Preferred Stockholders in exchange for Series C2 Preferred Stock. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 6, 2018)

10.26	Promissory Note, dated as of September 19, 2018, by and between Guided Therapeutics, Inc. and Mr. Gould (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.27	Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.28	Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright
10.29	Equity Financing Agreement, dated as of March 1, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.30
Purchase and Sale Agreement, dated as of February 14, 2019, by and between Guided Therapeutics, Inc. and Everest Business Funding (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.31	Promissory Note, dated as of February 15, 2019, by and between Guided Therapeutics, Inc. and Mr. Gould
10.32	Securities Purchase Agreement, dated as of March 29, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.33	Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.34	Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Adar Bays, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.35
Loan Agreement, dated as of July 1, 2019, by and between Guided Therapeutics, Inc. and Accilent Capital Management Inc. / Rev Royalty Trust Income and Growth Trust (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.36
License Agreement Modification, dated as of July 24, 2019, by and between Guided Therapeutics, Inc. and Shandong Medical Instrument Corporation (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.37
Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.38
Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.39	Exchange Agreement, dated as of December 5, 2019, by and between Guided Therapeutics, Inc. and Aquarius
10.40
Securities Purchase Agreement, dated as of December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.41	Security Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC
10.42	Registration Rights Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.43	Form of Securities Purchase Agreement between the Guided Therapeutics, Inc. and investors set forth therein (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.44	Form of Security Agreement between the Guided Therapeutics, Inc. and investors set forth therein (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.46	Securities Purchase Agreement (Series D), dated December 30, 2019 (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.47	Registration Rights Agreement (Series D), dated December 30, 2019 (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.48	Form of Joinder Agreement (Series D), dated December 30, 2019 (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.49	Form of Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Investors (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.50	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and K2 (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.51	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Mr. Blumberg (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.52	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Dr. Imhoff (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.53	Exchange Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Jones Day Law Firm (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.54	Finder’s Fee Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Iron Stone Capital (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.55	Promissory Note, dated as of January 15, 2020, by and between Guided Therapeutics, Inc. and IRTH Communications, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.56	Exchange Agreement, dated as of January 16, 2020, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.57
Promotional Agreement, dated as of January 22, 2020, by and between Guided Therapeutics, Inc. and Blumberg & Bowles Consulting, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)

10.58	Securities Purchase Agreement, dated as of March 31, 2020, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to exhibit filed on Form 10-K filed April 20, 2020)
10.59*	Finder’s Fee Agreement with JH Darbie, dated as of May 19, 2020
10.60*	Debt for Equity Exchange Agreement with Auctus, dated as of May 22, 2020
10.61*	Securities Purchase Agreement with Auctus, dated as of May 27, 2020
10.62*	Finder’s Fee Agreement with FCMI, dated as of June 11, 2020
10.63*	Exchange Agreement with William Wells, dated as of July 9, 2020
10.64*	Securities Purchase Agreement with PowerUp, dated as of December 24, 2020
10.65*	Securities Purchase Agreement with PowerUp, dated as of February 10, 2021
10.66*	Consulting Agreement with Richard Blumberg, dated as of March 11, 2021
10.67*	Exchange Agreement with Richard Fowler, dated as of March 22, 2021
10.68*	Securities Purchase Agreement (Series E), dated June 30, 2020
10.69*	Securities Purchase Agreement (Series F), dated March 31, 2020
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP
101.1*	Interactive Data File

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
Date: April 5, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE

April 5, 2021	/s/ Gene S. Cartwright	President, Chief Executive Officer, Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Gene S. Cartwright

April 5, 2021	/s/ Michael C. James	Chairman of the Board and Director
Michael C. James

April 5, 2021	/s/ John E. Imhoff	Director
John E. Imhoff

April 5, 2021	/s/ Mark Faupel	Chief Operating Officer and Director
Mark Faupel

April 5, 2021	/s/ Richard Blumberg	Director
Richard Blumberg