Form 10-Q
period 2021-03-31
GUIDED THERAPEUTICS INC
filed 2021-05-21
CIK 924515

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X ] No[ ]
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of May 17, 2021, the registrant had 13,278,417 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited, in thousands)

ASSETS	March 31, 2021	December 31, 2020
CURRENT ASSETS:
Cash and cash equivalents	$1,247	$182
Accounts receivable, net of allowance for doubtful accounts of $126 at March 31, 2021 and December 31, 2020	24	24
Inventory, net of reserves of $758 at March 31, 2021 and December 31, 2020	606	605
Other current assets	39	85
Total current assets	1,916	896
NONCURRENT ASSETS:
Property and equipment, net	2	1
Lease asset-right, net of amortization	426	453
Other assets	18	-
Total noncurrent assets	446	454
TOTAL ASSETS	2,362	1,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	45	28
Notes payable in default, related parties	-	1
Notes payable in default	296	328
Short-term notes payable	11	45
Short-term notes payable, related parties, past due	74	51
Convertible notes in default	110	-
Convertible notes payable, past due	90	1,930
Short-term convertible notes payable	915	951
Accounts payable	2,427	2,419
Accounts payable, related parties	137	116
Accrued liabilities	1,781	2,995
Mandatorily redeemable Series G convertible preferred stock	125	-
Current portion of lease liability	42	56
Deferred revenue	62	42
Total current liabilities	6,115	8,962
LONG-TERM LIABILITIES:
Warrants, at fair value	-	2,203
Lease liability	376	392
Derivative liability	113	25
Long-term debt	6	23
Long-term debt-related parties	573	600
Total long-term liabilities	1,068	3,243
TOTAL LIABILITIES	7,183	12,205

COMMITMENTS & CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $286 at March 31, 2021 and December 31, 2020).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $1,049 at March 31, 2021 and December 31, 2020).	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $3,263 at March 31, 2021 and December 31, 2020).	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.8 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $763 at March 31, 2021 and December 31, 2020).	276	276
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 1.7 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $1,736 at March 31, 2021 and December 31, 2020).	1,639	1,639
Series F convertible preferred stock, $.001 par value; 5.0 shares authorized, 4.5 and nil shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. (Liquidation preference of $4,508 and nil at March 31, 2021 and December 31, 2020), respectively.	4,226	-
Series G convertible preferred stock, $.001 par value; 1,000 shares authorized, 153 and nil shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. (Liquidation preference of $153 and nil at March 31, 2021 and December 31, 2020), respectively.	-	-
Common stock, $.001 par value; 3,000,000 shares authorized, 13,180 and 13,138 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,403	3,403
Additional paid-in capital	125,489	123,109
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(140,528)	(139,956)
TOTAL STOCKHOLDERS’ DEFICIT	(4,821)	(10,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,362	1,350

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
REVENUE:
Sales – devices and disposables, net	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

OPERATING EXPENSES:
Research and development	16	24
Sales and marketing	36	34
General and administrative	771	184
Total operating expenses	823	242

Operating loss	(823)	(242)

OTHER INCOME (EXPENSE):
Other income	-	1
Interest expense	(141)	(287)
Change in fair value of derivative liability	(88)	-
Gain from extinguishment of debt	87	28
Change in fair value of warrants	448	3,228
Total other income	306	2,970

(LOSS) INCOME BEFORE INCOME TAXES	(517)	2,728

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	(517)	2,728
PREFERRED STOCK DIVIDENDS	(55)	(12)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(572)	$2,716

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.043)	$0.542
DILUTED	$(0.043)	$0.041

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,172	5,013
DILUTED	13,172	65,620

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	-	$105	1	$170	3	$531	-	$-	-	$-	-	$-
Issuance of preferred stock in financing	-	-	-	-	-	-	1	268	-	-	-	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in financing	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in financing	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, March 31, 2020	-	$105	1	$170	3	$531	1	$268	-	$-	-	$-

BALANCE, December 31, 2020	-	$105	1	$170	3	$531	1	$276	2	$1,639	-	$-
Series D preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series F preferred offering	-	-	-	-	-	-	-	-	-	-	2	1,667
Conversion of debt and expenses for Series F preferred stock	-	-	-	-	-	-	-	-	-	-	2	2,559
Issuance of warrants to finders	-	-	-	-	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, March 31, 2021	-	$105	1	$170	3	$531	1	$276	2	$1,639	4	$4.226

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020 (In Thousands)

	Preferred Stock Series G		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	TOTAL
BALANCE, December 31, 2019	-	-	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	-	-	-	-	286	-	-	554
Conversion of debt into common stock	-	-	6,957	7	2,068	-	-	2,075
Issuance of common stock in financing	-	-	1,476	1	177	-	-	178
Issuance of warrants in financing	-	-	-	-	67	-	-	67
Issuance of common stock for manufacturing agreements	-	-	13	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	(12)	(12)
Net income	-	-	-	-	-	-	2,728	2,728
BALANCE, March 31, 2020	-	$-	11,765	$3,402	$121,150	$(132)	$(136,839)	$(11,345)

BALANCE, December 31, 2020	-	$-	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series D preferred offering	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-
Series F preferred offering	-	-	-	-	-	-	-	1,667
Conversion of debt and expenses for Series F preferred stock	-	-	-	-	-	-	-	2,559
Issuance of warrants to finders	-	-	-	-	151	-	-	151
Series G preferred offering	153	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	42	-	14	-	-	14
Issuance of warrants to consultants	-	-	-	-	398	-	-	398
Conversion of warrants from liability to equity	-	-	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	-	-	62	-	-	62
Accrued preferred dividends	-	-	-	-	-	-	(55)	(55)
Net loss	-	-	-	-	-	-	(517)	(517)
BALANCE, March 31, 2021	153	$-	13,180	$3,403	$125,489	$(132)	$(140,528)	$(4,821)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(517)	$2,728
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt issuance costs and discounts	64	94
Amortization of beneficial conversion feature	8	19
Stock-based compensation	62	-
Change in fair value of warrants	(448)	(3,228)
Warrants issued for consulting services	398	-
Gain from extinguishment of debt	(87)	(28)
Change in fair value of derivative	88	-
Changes in operating assets and liabilities:
Accounts receivable	-	(11)
Inventory	(1)	(9)
Other current assets	46	34
Other assets	(18)	-
Accounts payable	29	(67)
Deferred revenue	20	-
Accrued liabilities	36	(62)
Total adjustments	197	(3,258)

Net cash used in operating activities	(320)	(530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(1)	-
Net cash used in investing activities	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series F offering, net of costs	1,818	-
Proceeds from Series G offering, net of costs	125	-
Payments made on notes payable	(557)	(451)
Proceeds from the issuance of common stock	-	103
Net cash provided (used in) by financing activities	1,386	(348)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,065	(878)
CASH AND CASH EQUIVALENTS, beginning of year	182	899
CASH AND CASH EQUIVALENTS, end of period	$1,247	21
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$405	165
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$-	1,902
Issuance of Series F preferred stock	$2,559	-
Issuance of warrants to finders in connection with Series F preferred stock	$151	-
Issuance of common stock for accrued interest of debt repaid	$-	162
Dividends on preferred stock	$55	12
Subscription receivable	$-	635
Settlement of dividends through common stock issuance	$14	-
Warrants exchanged for fixed price warrants	$1,755	67
Other receivable	$-	100

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. In the opinion of management, all adjustments (consisting of normal recurring accruals and other items) considered necessary for a fair presentation have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2021, it had an accumulated deficit of approximately $140.5 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At March 31, 2021, the Company had a negative working capital of approximately $4.2 million, accumulated deficit of $140.5 million, and incurred a net loss of $0.6 million for the three months then ended. Stockholders’ deficit totaled approximately $4.8 million at March 31, 2021, primarily due to recurring net losses from operations.

During the first quarter of 2021 the Company did raise $2.3 million as part of the Series F and G preferred stock capital raise. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised during 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 28.0 million shares of its common stock outstanding at March 31, 2021, with exercise prices ranging between $0.15 and $0.75 per share. Exercises of in the money warrants would generate a total of approximately $7.3 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Accounting Standard Updates

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021 with no material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company has early adopted ASU No. 2020-06 under a modified retrospective basis on January 1, 2021. The result of the early adoption would have been a change to retained earnings of $102,000 for the year ended December 31, 2020.

Except as noted above, the guidance issued by the FASB during the current year is not expected to have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under consideration by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, management has not yet determined the effect, if any that the implementation of such proposed standards would have on the Company’s consolidated financial statements.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At March 31, 2021 and December 31, 2020, our inventories were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,277	$1,276
Work in process	80	80
Finished goods	7	7
Inventory reserve	(758)	(758)
Total	$606	$605

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Equipment	$1,043	$1,042
Software	652	652
Furniture and fixtures	41	41
Leasehold improvement	12	12
	1,748	1,747
Less accumulated depreciation and amortization	(1,746)	(1,746)
Total	$2	$1

During the three months ended March 31, 2021 and year ended December 31, 2020, the Company disposed of approximately nil and $647,000 of property and equipment that was fully depreciated, respectively.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $3,000 and $4,000 for the quarter ended March 31, 2021 and 2020, respectively.

Leases

With the implementation of ASU 2016-02, “Leases (Topic 842)”, the Company recorded a lease-right-of-use asset and a lease liability. The Company adopted the standard on January 1, 2019. The implementation required the analysis of certain criteria in determining its treatment. The Company determined that its corporate office lease met those criteria. The Company implemented the guidance using the alternative transition method. Under this alternative, the effective date would be the date of initial application. See Note 7: Commitments and Contingencies.

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Compensation	$802	$1,094
Professional fees	41	83
Subscription receivable	350	-
Interest	256	1,517
Vacation	43	34
Preferred dividends	242	202
Other accrued expenses	47	65
Total	$1,781	$2,995

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of March 31, 2021, and December 31, 2020 the Company had an outstanding amount due from a related party of $350,000 and nil, respectively.

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

The Company did not have revenues for the three months ended March 31, 2021 and 2020.

Significant Distributors

Accounts receivable outstanding was $24,000, the outstanding amount was netted against a $126,000 allowance, which was from one distributor as of March 31, 2021 and December 31, 2020.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of March 31, 2021, and December 31, 2020, the Company had $62,000 and $42,000 in deferred revenue, respectively.

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

The Company has filed its 2020 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2020, the Company has approximately $61.6 million of net operating losses carryforward available to next year. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

The current corporate tax rate in the U.S. is 21%.

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

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes Model. The fair value of warrants classified as liabilities at the date of issuance is estimated using the Monte Carlo Simulation or Binomial model.

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

For the three months ended March 31, 2021 and 2020 share-based compensation for options attributable to employees, non-employees, officers and Board members were approximately $62,000 and $5,000, respectively. These amounts have been included in the Company’s statements of operations under general and administrative expense. Compensation costs for stock options which vest over time are recognized over the vesting period. As of March 31, 2021, and 2020 the Company had approximately $509,000 and nil of unrecognized compensation costs related to granted stock options that will be recognized, respectively.

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

The Company also adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt.

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

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

●Level 1–Quoted market prices in active markets for identical assets and liabilities;
●Level 2–Inputs, other than level 1 inputs, either directly or indirectly observable; and
●Level 3–Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value, which consisted of warrants as of March 31, 2021 and December 31, 2020. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in the change in fair value of the derivative liability in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at March 31, 2021

	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	-	-	(113)	(113)
Total long-term liabilities at fair value	$-$	$-	$(113)	$(113)

	Fair Value at December 31, 2020

	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Senior Secured Debt	-		(2,203)	(2,203)
Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	-	-	(25)	(25)
Total long-term liabilities at fair value	$-	$-	$ (2,228)	$(2,228)

The following is a summary of changes to Level 3 instruments during the three months ended March 31, 2021:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Senior Secured Debt	Derivative	Total

Balance, December 31, 2020	$(2,203)	$(25)	$(2,228)
Change in the terms of warrants previously recorded as a liability and now reclassified to equity	1,755	-	1,755
Change in value due to warrants expiring during the year	448	-	448
Change in fair value during the year	-	(88)	(88)
Balance, March 31, 2021	$-	$(113)	$(113)

As of March 31, 2021, the fair value of warrants was approximately nil and the fair value of the derivative liability was approximately $113,000. A net change of approximately $2.1 million has been recorded to the accompanying statement of operations for the three months ended March 31, 2021. As of December 31, 2020, the fair value of warrants was approximately $2.2 million and the fair value of the derivative liability was $25,000.

4.  STOCKHOLDERS’ DEFICIT

 Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 13,180,417 were issued and outstanding as of March 31, 2021. As of December 31, 2020, there were 3,000,000,000 authorized shares of common stock, of which 13,138,282 were issued and outstanding.

For the three months ended March 31, 2021, the Company issued 42,135 shares of common stock as listed below:

Shares issued for payments of Series D dividends	42,135
Issued during the three months ended March 31, 2021	42,135

Summary table of common stock share transactions:

Balance at December 31, 2020	13,138,282
Issued in 2021	42,135
Balance at March 31, 2021	13,180,417

Investments

During 2021, the Company received equity investments in the amount of $2,099,000 and incurred fees due on these investments of $131,000. These investors received a total of 2,099 Series F and Series F preferred stock (if the Investor elects to convert their Series F preferred stock, each Series F preferred stock shares converts into 4,000 shares of the Company’s common stock shares).

During 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $132,000, net to the Company is $125,000, for 153,000 shares of Series G preferred stock.

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

Debt Exchanges - 2021

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, the Company issued 2,236 series F preferred stock shares in accordance with the terms of the agreement (see NOTE 10: CONVERTIBLE DEBT).

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F Preferred Stock, respectively.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg for 88 Series F preferred stock shares.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged the amount owed of $546,214 for 50 Series F Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler remains on the Company health insurance plan. The note will accrue interest at the rate of 6% (18% in the event of default) on March 22, 2022 and be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022.

Debt Exchanges - 2020

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

The following table summarizes the 2020 debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	$107,500	$38,044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)3	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells4	220,000	220,000	-	-	-	-	-	-	-
	2,737,787	2,496,316	241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

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

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At March 31, 2021 and December 31, 2020, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At March 31, 2021 and December 31, 2020, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At March 31, 2021 and December 31, 2020, the exercise price per share was $512,000.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at March 31, 2021 and December 31, 2020. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2021 and December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.
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
At March 31, 2021 and December 31, 2020, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 2,098,500 common stock shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2021 and December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 6,524,500 common stock shares.

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

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 763 of which remain outstanding. On January 8, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period. If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of March 31, 2021, none of the 763 Series E Preferred Shares have been converted to secured debt.

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

During January 2021, the Company issued 42,135 common stock shares for the payment of Series D Preferred Stock dividends accrued. As of March 31, 2021, the Company had accrued dividends of $14,306.

Series E Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series E Preferred Stock, 1,736 of which remain outstanding. During year ended December 31, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series E Investors”). In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The Series E Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series E Preferred Stock is $1,736. The Company incurred fees due on these investments of $91,895.
Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of March 31, 2021, the Company had not issued shares as payment of Series E Preferred Stock dividends. As of March 31, 2021, the Company had accrued dividends of $101,957.

Series F Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series F Preferred Stock, 4,508 of which remain outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $2,099,000 the Company issued 2,099 (150 which was purchased after March 31, 2021) shares of Series F Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F Preferred Stock is $4,508. Below is a summary of the debt exchanges.

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, the Company issued 2,236 Series F preferred stock shares in accordance with the terms of the agreement (see NOTE 10: CONVERTIBLE DEBT).

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F Preferred Stock, respectively.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg 88 Series F preferred stock shares.

On March 22, 2021, the Company exchanged for the amount owed of $546,214 for 50 Series F Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler will remain on our health insurance plan.

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

Powerup (Series G Convertible Preferred Stock)

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2021:

Warrants (Underlying Shares)
Outstanding, January 1, 2021	28,324,275
Issuances	1,446,000
Canceled / Expired	(1,729,262)
Exercised	-
Outstanding, March 31, 2021	28,041,013

The Company had the following shares reserved for the warrants as of March 31, 2021:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
7,185,000	(1)	$0.20 per share	February 12, 2023
325,000	(2)	$0.18 per share	April 4, 2022
215,000	(3)	$0.25 per share	July 1, 2022
100,000	(4)	$0.25 per share	September 1, 2022
7,500,000	(5)	$0.20 per share	December 17, 2024
250,000	(6)	$0.16 per share	March 31, 2025
2,597,705	(7)	$0.25 per share	December 30, 2022
2,597,705	(8)	$0.75 per share	December 30, 2022
4,713,603	(9)	$0.20 per share	December 30, 2022
60,000	(10)	$0.25 per share	April 23, 2023
50,000	(11)	$0.25 per share	December 30, 2022
50,000	(12)	$0.75 per share	December 30, 2022
700,000	(13)	$0.15 per share	May 21, 2023
250,000	(14)	$0.50 per share	June 23, 2023
1,000	(15)	$0.50 per share	August 10, 2022
1,250,000	(16)	$0.25 per share	February 22, 2023
196,000	(17)	$0.25 per share	March 3, 2024
28,041,013

(1)	Exchanged in January 2020 from amount issued as part of a February 2016 private placement with senior secured debt holder
(2)	Issued to investors for a loan in April 2019
(3)	Issued to investors for a loan in July 2019
(4)	Issued to investors for a loan in September 2019
(5)	Issued to investors for a loan in December 2019
(6)	Issued to investors for a loan in January 2020
(7)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(8)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(9)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(10)	Issued to a consultant for services in April 2020
(11)	Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020
(12)	Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020
(13)	Issued to an investor for a loan in May 2020
(14)	Issued to an investor in exchange of debt in June 2020
(15)	Issued to a consultant for services in August 2020
(16)	Issued to a consultant (director) in February 2021
(17)	Issued to a consultant for Series F Preferred Stock Capital raise in March 2021

Footnote (1) - On January 16, 2020, the Company entered into an exchange agreement with GPB. This exchange agreement canceled the existing outstanding warrants, which were subject to anti-dilution and ratchet provisions, to purchase 35,937,500 shares of common stock at an exercise price of $0.04 per share and resulted in the issuance of new warrants to purchase 7,185,000 share of common stock at a price of $0.20 per share. The new warrants have fixed exercise prices of $0.20. On January 8, 2021, the Company met the requirement by making the final payment of $750,000 as required by the exchange agreement with GPB, which canceled the previously issued warrants.

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. The Company booked consulting expenses of $397,222 for the quarter ended March 31, 2021, which includes twelve months of expense for the year ended December 31, 2020. If the Company had properly accounted for the straight-line expensing of these services in 2020, net loss would have increased by $318,000 for a total net loss of $719,000 for the year ended December 31, 2020 and accumulated deficit would have increased to $140.2 million as of December 31, 2020. Unrecognized consulting expense to be recognized under this agreement is $317,778 as of March 31, 2021.

5.   STOCK OPTIONS

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

The fair value of the options issued on July 14, 2020, were estimated using the Black-Scholes option-pricing model and had the following assumptions: a dividend yield of 0%; an expected life of 10 years; volatility of 153.1%; and risk-free interest rate of 0.98%. Each option grant made during 2020 will be expensed rateably over the option vesting periods, which approximates the service period.

As of March 31, 2021, the Company has issued and outstanding options to purchase a total of 1,825,000 shares of common stock pursuant to the plan, at a weighted average exercise price of $0.49 per share.

As of March 31, 2021,

Stock options vested	770,568
Stock options unvested	1,054,432
Total stock options granted at March 31, 2021	1,825,000

Stock option activity for the three months ended March 31, 2021 is as follows:
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,800,000	$0.49
Options granted	25,000	0.49
Options exercised	-	-
Options expired/forfeited	-	-
Outstanding at end of the period	1,825,000	$0.49

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

As of March 31, 2021, and December 31, 2020, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092. The Company leases 12,835 square feet.

On October 27, 2020, the Company amended the lease of its offices in Norcross, Georgia. The Company has extended the lease for sixty-two (62) months. The lease will begin on April 1, 2021 and end on May 31, 2026. Rents for the one-year periods beginning on April 1, 2021 and ending on May 31, 2026 are: $8,824, $9,091, $9,370, $9,648, $9,936, and $10,236. Also, the Company will pay any additional rent for the Company’s proportionate share of basic costs and all other charges when due and payable under the lease. These costs are accounted for as variable costs and are not determinable at the lease commencement date and are not included in the measurement of the lease asset and liabilities. The landlord will abate the rent for the first two months. In addition, the Company will have a five-year renewal option effective June 1, 2026. The rent for the renewal option will be based upon prevailing market rate and shall escalate by three percent (3%). As of March 31, 2021, the right of use asset calculated for the amended lease was $425,680.

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at March 31, 2021 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2021	$71
2022	108
2023	112
2024	115
2025	118
Thereafter	50
Total	574
Less: Interest	156
Present value of lease liability	$418

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

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. The consulting agreement requires Mr. Blumberg to provide $350,000 to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares.

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

8.   NOTES PAYABLE

Notes Payable in Default

At March 31, 2021 and December 31, 2020, the Company maintained notes payable to both related and non-related parties totaling approximately $296,000 and $329,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high as 20%. The Company is accruing interest at the default rate of 18.0% on the only loan in default. As described in Note 4: STOCKHOLDERS’ DEFICIT, certain notes payable in default outstanding had been exchanged for equity and cash as described in the note.

During 2021, notes payable of $1,000 due to Dr. Cartwright were paid off and notes payable of $26,000 due to Mr. Fowler were brought current and not in default. The note payable to GPB was exchanged as part of the exchange as described in Note 10: CONVERTIBLE DEBT.

The following table summarizes the Notes payable in default, including related parties:

	March 31, 2021	December 31, 2020
Mr. Mermelstein	$296	$285
Dr. Cartwright	-	1
Mr. Fowler	-	26
GPB	-	17
Notes payable in default	$296	$329

The notes payable to related parties was nil of the $296,000 balance at March 31, 2021 and $1,000 of the $329,000 balance at December 31, 2020.

Short Term Notes Payable

At March 31, 2021 and December 31, 2020, the Company maintained short term notes payable to both related and non-related parties totaling $85,000 and $96,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

During 2019, the Company issued promissory notes to Mr. Cartwright and Mr. Faupel, in the amounts of approximately $43,000 and $5,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On July 4, 2020, the Company entered into a premium finance agreement to finance its insurance policies totaling $109,000. The note requires monthly payments of $11,299, including interest at 4.968% and matures in April 2021. As of March 31, 2021, the balance was $11,299.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $26,000. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021, exchange agreement these notes were brought current and will accrue interest at 6%.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As a result of that exchange agreement, the Company will hold a $150,000 unsecured note for Mr. Fowler. The note will accrue interest at the rate of 6% (18% in the event of default) on March 22, 2022 and be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022.

The following table summarizes the Short-term notes payable, including related parties:
	March 31, 2021	December 31, 2020
Dr. Cartwright	$43	$46
Dr. Faupel	5	5
Mr. Fowler	26	-
Premium Finance (insurance)	11	45
Short-term notes payable, including related parties	$85	$96

The short-term notes payable past due to related parties was $74,000 of the $85,000 balance at March 31, 2021 and $51,000 of the $96,000 balance at December 31, 2020.

Troubled Debt Restructuring

During 2020, the debt extinguished for Notes Payable was $1,808,712 in debt for common stock shares and warrants as described above that were determined to have a total fair value of $2,235,811, resulting in a loss on extinguishment of debt of $427,099 which is recorded in other income (expense) on the accompanying consolidated statements of operations. Included in that total was an amount that an investor forgave of approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, ie., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. The troubled debt restructuring for Note Payable, would have increased the loss per share calculation from ..04 to .08.

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

Troubled Debt Restructuring

The debt extinguished for Related Party Convertible Note Payable – Short-Term, which closed on January 8, 2020, the Company exchanged in part $600,653 in debt for several common stock shares and warrants as described above. The exchange resulted in a gain of $249,938. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. For December 31, 2020, the troubled debt restructuring for Related Party Convertible Note Payable – Short-Term, would have reduced the income per share calculation from .04 to .01.

Short-term Convertible Notes Payable

Auctus

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 was received in December 2019 and matures December 17, 2021 and accrues interest at a rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. In connection with the first tranche of $700,000, the Company issued to 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. On May 27, 2020, the second tranche of $400,000 was received. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. The last two tranches will have warrants attached. As of March 31 , 2021 and December 31, 2020, $700,000 remained outstanding and accrued interest of $91,389 and $73,889, respectively. Further, as March 31, 2021 and December 31, 2020, the Company had unamortized debt issuance costs of $23,020 and $31,146, respectively and an unamortized debt discount on warrants of $123,335, and $304,271, respectively and providing a net balance of $553,644 and $364,583, respectively. The Company also recorded a liability for the fair value of derivative liability in the amount of $113,000 as of March 31, 2021.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of March 31, 2021 and December 31, 2020, $400,000 remained outstanding and accrued interest of $34,222 and $24,222, respectively. Further, as of March 31, 2021 and December 31, 2020, the Company had unamortized debt issuance costs of $38,711 and $47,086, providing a net balance of $361,289 and $352,914.

The total outstanding balance for the first two tranches outstanding as of December 31, 2020, was approximately $1,100,000.

In addition, the Company determined that the conversion option needed to be bifurcated from the debt arrangement and will be valued at fair value each reporting period. The initial value at the date of issuance deemed to be $0 due to the presence of the $0.15 floor price. As of March 31, 2021 and December 31, 2020, the Company calculated an intrinsic value of the bifurcation to be nil and $8,425.

The following table summarizes the Convertible notes payable – short-term:

	March 31, 2021	December 31, 2020
Auctus	$1,100	$1,213
Debt discount and issuance costs to be amortized	(185)	(262)
Convertible notes payable – short-term	$915	$951

10.  CONVERTIBLE DEBT

Senior Secured Promissory Note

As of March 31, 2021, all Senior Secured debt due to GPB had been exchanged for 2,236 Series F preferred stock shares in accordance with the terms of the January 15, 2020 exchange agreement. In addition, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. The exchange agreement was subject to the Company meeting repayment conditions, which the Company did. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. Further on September 2, 2020, the Company made a payment of $50,000, which provided the Company a four-month forbearance as well as paying and additional $150,000 to reduce the balance outstanding at that time. On January 8, 2021, the Company made the final payment of $750,000 as required by this exchange agreement with GPB.

On February 12, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC (“GPB”) for the issuance of a $1,437,500 senior secured convertible note for an aggregate purchase price of $1,029,000 (representing an original issue discount of $287,500 and debt issuance costs of $121,000). On May 28, 2016, the balance of the note was increased by $87,500 for a total principal balance of $1,525,000. On December 7, 2016, the Company entered into an exchange agreement with GPB and as a result the principal balance increased by a transfer $312,500 (see – “Senior Secured Promissory Note”) for a total principal balance of $1,837,500.

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of March 31, 2021 and December 31, 2020, and 2019, GPB had earned approximately $35,000 in royalties that are unpaid. Based on the exchange agreement GPB will no longer earn royalties.

As of December 31, 2020, the balance due on the convertible debt was $1,709,414, consisting of principal of $1,362,384 and a prepayment penalty of $347,030. Interest accrued on the note total $1,233,637 at December 31, 2020, and is included in accrued expenses on the accompanying consolidated balance sheet.

The Company used a placement agent in connection with the transaction. For its services, the placement agent received a cash placement fee equal to 4% of the aggregate gross proceeds from the transaction and a warrant to purchase shares of common stock equal to an aggregate of 6% of the total number of shares underlying the securities sold in the transaction, at an exercise price equal to, and terms otherwise identical to, the warrant issued to the investor. Finally, the Company agreed to reimburse the placement agent for its reasonable out-of-pocket expenses. The warrants issued to that placement agent had expired during the three months ended March 31, 2021.

Other Convertible Debt

GHS

Effective May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. GHS converted $12,700 of principal and accrued interest during the year ended December 31, 2019. On December 16, 2020, the Company paid $25,000 on the note balance. At March 31, 2021 the note was paid in full. On December 31, 2020, the balance due on this note was $63,520 including a default penalty of $37,926. Interest accrued on the note totaled $17,816, at December 31, 2020 and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until its matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. As of March 31, 2021, the note was paid in full. At December 31, 2020, the balance due on this note was $14,187, including a default penalty of $4,937. Interest accrued on the note totaled $5,006 at December 31, 2020, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). At issuance, the Company recorded a $29,143 beneficial conversion feature, which was fully amortized at December 31, 2019. The accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At March 31, 2021 and December 31, 2020, the balance due on this note was $90,348 and $103,285, respectively and includes a default penalty of $35,285. Interest accrued on the note totals $36,906 and $39,644 at March 31, 2021 and December 31, 2020, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Auctus

On May 22, 2020, the Company entered into an exchange agreement with Auctus. Based on this agreement the Company exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $328,422 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares at a strike price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for the Company’s stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). During the year ended December 31, 2020, the Company paid $100,000 to reduce the outstanding balance. As of March 31, 2021, the balance was paid in full. At December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

Auctus notes exchanged in the May 22, 2020 transaction

Effective March 20, 2018, the Company entered into a securities purchase with Auctus Fund, LLC ("Auctus") for the issuance of a $150,000 convertible promissory note and warrants exercisable for 4,262 shares of the Company's common stock. At issuance, the Company recorded a $97,685 beneficial conversion feature, which was fully amortized at December 31, 2018. The warrants are exercisable at any time, at an exercise price equal to $0.04 per share, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrants have a five-year term. The note accrued interest at a rate of 12% per year until it matured in December 2018. Beginning December 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. On May 22, 2020, the default penalty and outstanding interest was exchanged as described in the preceding paragraph. As of March 31, 2021, the note was paid in full. During the year ended December 31, 2020, the Company paid $100,000 to reduce the outstanding balance. As of December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matures on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be made converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of March 31, 2021 and December 31, 2020, the note outstanding was $112,750, which consisted of unamortized balance of $8,424 of a beneficial conversion feature. In addition, as of March 31, 2021 and December 31, 2020, unamortized debt issuance costs of $2,550 and $5,100 and interest of $13,643 and $10,260 are included in accrued expenses on the accompanying consolidated balance sheet, respectively.

The following table summarizes the Convertible notes (including debt in default):

	March 31, 2021		December 31, 2020
GPB	$-	$-	$1,709	$1,709
GHS	-		64
	-		14
	90	90	103	181
Auctus	110	110	-	40
Convertible notes, past due (including debt in default)		$200		$1,930

The convertible notes payable, past due was $200,000 and $1,930,000 at March 31, 2021 and December 31, 2020, respectively.

Troubled Debt Restructuring

During 2021, the Company restructured debt with GPB resulting in the exchange of $1,709,000 of convertible debt. This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2021, the troubled debt restructuring for Convertible Debt, would have decreased the net loss by $449,000 and causing the per share calculation to change from .04 to .07 net loss per share.

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236
Exchange for Series F Preferred Stock	(85)
Interest accrued through March 31, 2021	3
Balance outstanding at March 31, 2021	$154

For Dr. Cartwright:

Salary	$337
Bonus	675
Interest on compensation	528
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$1,621
Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364
Exchange for Series F Preferred Stock	(100)
Interest accrued through March 31, 2021	5
Balance outstanding at March 31, 2021	$269

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged the amount owed of $546,214 for 50 Series F Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler remains on the Company health insurance plan. The note will accrue interest at the rate of 6% (18% in the event of default) on March 22, 2022 and be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022.

Future debt obligations at March 31, 2021 for Long-term Debt – Related Parties are as follows (in thousands):

Year	Amount
2021	$-
2022	-
2023	456
2024	43
2025	43
Thereafter	31
Totals	$573

Long-term debt

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24 week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of March 31, 2021 and December 31, 2020, the outstanding balance was $50,604 and $50,477 including $420 and $293 in accrued interest, respectively. The Company was notified that the application for loan forgiveness was approved in the amount of $23,742 in principal and $234 in interest. The Company is planning on appealing the amount forgiven.

Troubled Debt Restructuring

The debt extinguished for Mr. Cartwright and Mr. Faupel meet the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. As of March 31, 2021, the troubled debt restructuring for Long-term Debt – Related Parties, would have decreased the net loss by $346,000 and causing the per share calculation to change from .04 to .07 net loss per share.

12.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series D, Series E and Series F convertible preferred stock, Series G preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	March 31,
	2021	2020

Net (loss) income	$(572)	$2,716
Basic weighted average number of shares outstanding	13,172	5,013
Net (loss) income per share (basic)	$(0.043)	$0.542
Diluted weighted average number of shares outstanding	13,172	65,620
Net (loss) income per share (diluted)	$(0.043)	$0.0415

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	17,994	-
Convertible debt	315	59,282
Warrants	17,400	1,325
Total Dilutive instruments	35,709	60,607

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

Troubled Debt Restructuring

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. As of March 31, 2021, the troubled debt restructuring in total would have decreased the net loss by $972,000 and causing the per share calculation to change from .04 to .11 net loss per share.

13. SUBSEQUENT EVENTS

On April 29, 2021, the Company made a $25,000 payment to an investment banker to assist in financing efforts, which will be presented within prepaid expenses as of June 30, 2021. These costs will be charged against the gross proceeds of the offering when it occurs.

During May 2021, the Company entered into several securities purchase agreements for the issuance of 10.0% senior secured convertible debentures. Each debenture unit will represent a subscription price of $1,000 per debenture unit. The debentures are convertible into shares of common stock at a price of $0.50 for a period of thirty-six months from the closing date. In addition, the investors will receive one two-year warrant to purchase one common stock share at an exercise price of $0.80 per share. As of May 17, 2021, the Company had subscription agreements for 868 debentures and received a total of $868,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express "belief," "anticipation" or "expectation," as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2020 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

●
The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact, if any, we will depend on future developments, including actions taken to contain the coronavirus;

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2021 we have an accumulated deficit of approximately $140.5 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

CRITICAL ACCOUNTING POLICIES

Our material accounting policies, which we believe are the most critical to investors understanding of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. When we begin to generate revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Research and Development Expenses: Research and development expenses for the three months ended March 31, 2021, decreased to approximately $16,000, from approximately $24,000 to the same period in 2020. The decrease of $8,000, or 33%, was primarily due to a reduction in research and development payroll expenses.

Sales and Marketing Expenses: Sales and marketing for the three months ended March 31, 2021, increased to approximately $36,000, from approximately $34,000 to the same period in 2020. The increase of $2,000, or 7%, was primarily due to an increase in sales and marketing payroll expenses.

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2021, increased to approximately $771,000, compared to $184,000 for the same period in 2020. The increase of approximately $587,000, or 319%, was primarily related to higher compensation expenses incurred during the same period and the recording of a charge of $398,000 for warrants issued to Mr. Blumberg for consulting services.

Other Income: Other income for the three months ended March 31, 2021, decreased to approximately nil, compared to $1,000 for the same period in 2020. The decrease of $1,000 or 100% was the result of not recording any refunds from prior years for insurance policies.

Interest Expense: Interest expense for the three months ended March 31, 2021 decreased to approximately $141,000, compared to $287,000 for the same period in 2020. The decrease of approximately $126,000, or 51%, was primarily related to amortization expense of and interest recorded for the value of the beneficial conversion feature on convertible debt outstanding and amortization of debt issuance costs.

Change in fair value of derivative liability: Change in fair value of derivative liability for the three months ended 2021 increased to approximately $88,000, compared to nil for the same period in 2020. The increase of approximately $88,000, or 100%, was primarily related to the change in the value of the derivative liability.

Gain from extinguishment of debt: Gain from extinguishment of debt for the three months ended March 31, 2021 increased to approximately 87,000, compared to $28,000 for the same period in 2020. The increase of approximately $59,000, or 211%, was primarily related to an increase in debt extinguished in 2021.

Fair Value of Warrants Recovery: Fair value of warrants recovery for the three months ended March 31, 2021, decreased to approximately $448,000 compared to fair value of warrants recovery of $3,228,000 for the same period in 2020. The decrease of approximately $2,780,000, or 86% was primarily due to the recording of the debt exchange for the debt to GPB and the elimination of the warrant liability. During 2020, due to significant increases in the fair value price of the Company’s stock the fair value of the warrants recovered increased.

Net loss/ Income: Net loss attributable to common stockholders increased to approximately $572,000, or $0.043 per share, for the three months ended March 31, 2021, from net income of $2,716,000, or $0.54 per share, for the same period in 2020. The decrease in the net income of $3,288,000, or 121% was for reasons outlined above. As stated previously, our net income for the three months ended March 31, 2021, and 2020 was primarily realized due to an approximate $448,000 and $3,228,000 fair value of warrants recovery recorded, respectively.

There was no income tax benefit recorded for the three months ended March 31, 2021 or 2019, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At March 31, 2021, we had cash of approximately $1.2 million and a negative working capital of approximately $4,2 million.

Our major cash flows for the three months ended March 31, 2021 consisted of cash out-flows of $0.3 million from operations, including approximately $0.6 million of net loss and a change in fair value of warrants of $0.5 million, and a net change from financing activities of $1.4 million, which primarily represented the proceeds received from issuance of preferred stock and exchanged outstanding debt.

Capital resources for 2021

During 2021, we received equity investments in the amount of $2,099,000. These investors received a total of 2,099 Series F and Series F preferred stock (if the Investor elects to convert their Series F preferred stock, each Series F preferred stock share converts into 4,000 shares of our common stock shares).

During 2021, we finalized an investment by Power Up Lending Group Ltd. Power Up invested $132,000, net to us is $125,000, for 153,000 shares of Series G preferred stock.

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

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	$107,500	$38,044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)3	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells4	220,000	220,000	-	-	-	-	-	-	-
	2,737,787	2,496,316	241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

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

On May 4, 2020, we received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The Company was notified that the application for loan forgiveness was approved in the amount of $23,742 in principal and $234 in interest. The Company is planning on appealing the amount forgiven.

On May 20, 2020, the Company received a $70,000 loan from Mr. Blumberg, which was paid off in June 2020.

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $304,250 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares with an exercise price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt). As of March 31, 2021, the not had been paid off.

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
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2021 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2020, for information regarding factors that could affect our results of operations, financial condition and liquidity.

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

GUIDED THERAPEUTICS, INC.

Date: May 20, 2021	By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer