Form 10-K/A
period 2020-12-31
GUIDED THERAPEUTICS INC
filed 2021-07-09
CIK 924515

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

Commission file number: 0-22179

GUIDED THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2029543 (I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite B Peachtree Corners, Georgia (Address of principal executive offices)	30092 (Zip Code)

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

GUIDED THERAPEUTICS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is filed solely to amend and restate sections in Part II of Item 7 and 8 and Part III of Item 12 of the Form 10-K for the fiscal year ended on December 31, 2020, which was filed on April 7, 2021 (the “Form 10-K”), in order to correct the disclosed collateral for Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock and provide additional details regarding the number of authorized shares of Series F Preferred Stock. No other changes to the Form 10-K are included in this Amendment No. 1 other than as described above. This Amendment No. 1 does not modify or update any financial or other disclosures presented in the Form 10-K other than as noted above, and does not reflect events occurring after the filing of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K, which provides information as of the date thereof. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

Capital resources for 2021

During 2021, we received equity investments in the amount of $1,944,000. These investors purchased a total of 1,944 Series F Preferred Stock (if the Investor elects to convert their Series F Preferred Stock, each Series F Preferred Stock share converts into 4,000 shares of our common stock shares). The Company does not have the authorized shares of Series F Preferred Stock necessary at this time. To increase the authorized shares of Series F Preferred Stock, the Company needs approval from both the Company’s shareholders and Series F Preferred Stock shareholders. The Company intends to seek both.

Item 8. Financial Statements and Supplementary Data

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

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	$107,500	$38,044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)[3]	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff[2]	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock[1]	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James[2]	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells[4]	220,000	220,000	-	-	-	-	-	-	-
	$2,737,787	$2,496,316	$241,471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

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

Series C1 Convertible Preferred Stock

Between April 27, 2016 and May 3, 2016, the Company entered into various agreements with certain holders of Series C Preferred Stock, including directors John Imhoff and Mark Faupel, pursuant to which those holders separately agreed to exchange each share of Series C Preferred Stock held for 2.25 shares of the Company’s newly created Series C1 Preferred Stock and 12 (9,600 pre-split) shares of the Company’s common stock (the “Series C Exchanges”). In connection with the Series C Exchanges, each holder also agreed to roll over the $1,000 Stated Value (“Stated Value”) per share of the holder’s shares of Series C1 Preferred Stock into the next qualifying financing undertaken by the Company on a dollar-for-dollar basis and, except in the event of an additional $50,000 cash investment in the Company by the holder, to execute a customary “lockup” agreement in connection with the financing. In total, for 1,916 shares of Series C Preferred Stock surrendered, the Company issued 4,312 shares of Series C1 Preferred Stock and 29 shares of common stock.

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

Series D Convertible Preferred Stock

On January 8, 2020, the Company entered into a Purchase Agreement with the Series D Investors (the “Series D Purchase Agreement”) . In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The Stated Value and liquidation preference on the Series D Preferred Stock is $554.

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

Series E Convertible Preferred Stock

During year ended December 31, 2020, the Company entered into a Purchase Agreement with the Series E Investors (the “Series E Purchase Agreement”). In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The Series E Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The Stated Value and liquidation preference on the Series E Preferred Stock is $1,736. The Company incurred fees due on these investments of $91,895.

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

Warrants to purchase 70 shares of common stock were not recorded as their exercise price after considering reverse stock splits, were greater than $60,000 and deemed to be immaterial for disclosure.

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

14.  SUBSEQUENT EVENTS

GPB

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB Debt Holdings II LLC (“GPB”). Based on this final payment, the Company agreed to issue 2,236 shares of Series F Preferred Stock in accordance with the terms of the agreement (see footnote11: Convertible Debt).

GHS

On January 29, 2021, the Company paid GHS $40,000 per the agreement to reduce the outstanding debt.

Series F Convertible Preferred Stock

During January and February 2021, the Company entered into a Purchase Agreement with the Series F Investors (the “Series F Purchase Agreement”). In total, for $1,944,000 the Company agreed to issue 1,944 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The Stated Value and liquidation preference on the Series F Preferred Stock is $1,944. The Company does not have the authorized shares of Series F Preferred Stock necessary at this time. To increase the authorized shares of Series F Preferred Stock, the Company needs approval from both the Company’s shareholders and Series F Preferred Stock shareholders. The Company intends to seek both.

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

On March 2, 2021, the Company agreed to pay a fee to Aspen Capital Corporation for investor relations. Aspen would receive a fee of $49,000, payable in cash of $24,500 and 98,000 common stock shares. In addition, they would receive 196,000 three year warrants to purchase common stock shares at an exercise price of $0.25 and expiring on March 4, 2024.

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

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company will exchange the amount owed of $546,214 for 20 Series F Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler will remain on our health insurance plan. The unsecured note of $150,000 will have a four year term, with monthly payments scheduled to begin on March 15, 2022, and then monthly on the 15th thereafter, in the amount of $3,600 and accruing interest at a rate of 6%. The unsecured note will be in default on the 20th of the month. The amount forgiven by Mr. Fowler was $346,214. In addition, the Company will reimburse Mr. Fowler for $4,325 of accrued expenses. The Company will also begin repaying two outstanding notes totaling $45,118 in principal and interest on April 15, 2021. The notes will be combined into one note with a payment of $3,850 per month and have an interest rate of 6%, if the notes go into default the interest will be 18%.

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

	Common Stock (2)		Series D Preferred Stock (3)		Series C1 Preferred Stock (4)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (8)	11,066,185	50.42%	300	39.32%	-	-	2,400.75	73.57%
Lynne Imhoff (9)	1,350,005	9.29%	-	-	675.00	64.33%	-	-
Michael C. James/Kuekenhof Equity Fund, LLP (10)	65,506	*	-	-	-	-	-	-
Gene Cartwright (11)	1,312,621	9.07%	50	6.55%	-	-	-	-
Richard L. Fowler (12)	200,006	1.49%	-	-	-	-	-	-
Mark L. Faupel (13)	1,738,156	11.66%	38	4.98%	-	-	300.00	9.17%
Richard Blumberg (14)	5,019,260	29.47%	-	-	-	-	-	-
Rosalind Master Fund (15)	4,313,457	25.48%	-	-	-	-	-	-
K2 Medical (16)	3,810,540	25.26%	-	-	-	-	-	-
Auctus (17)	8,779,262	39.98%	-	-	-	-	-	-
Flynn D. Case Living Trust (18)	1,792,912	12.74%	-	-	-	-	-	-
All directors and executive officers as a group (5 persons) (19)	18,985,882	66.83%	388	50.85%	-	-	2,700.75	82.75%
			Series E Preferred Stock (6)			Series F Preferred Stock (7)

Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
John E. Imhoff (8)			10	*
Lynne Imhoff (9)	-	-	-	-
Michael C. James/Kuekenhof Equity Fund, LLP (10)	-	-	-	-
Gene Cartwright (11)	-	-	110	2.27%
Richard L. Fowler (12)	-	-	50	1.03%
Mark L. Faupel (13)	-	-	97	2.00%
Richard P. Blumberg (14)	233	13.43%	438	9.01%
Rosalind Master Fund (15)	-	-	-	-
K2 Medical (16)	-	-	-	-
Auctus (17)	-	-	-	-
Flynn D. Case Living Trust (18)	-	-	-	-
All directors and executive officers as a group (5 persons) (19)	233	13.43%	705	14.51%

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

(7) As of April 5, 2021, there were 4,658 shares of Series F Preferred Stock to be issued , and each such share was convertible into approximately 4,000 shares of common stock. The Company does not have the authorized shares of Series F Preferred Stock necessary at this time.

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

Date: July 9, 2021

