Form 10-Q/A
period 2021-03-31
GUIDED THERAPEUTICS INC
filed 2021-08-18
CIK 924515

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

GUIDED THERAPEUTICS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is filed solely to amend and restate sections in Part I of Item 1 and 2 of the Form 10-Q for the quarter ended March 31, 2021, which was filed on May 21, 2021 (the “Form 10-Q”), due to a clerical error in the authorized number of shares available for the Series F preferred shares. The Company was only authorized to issue 1,500 and not 5,000 of the Series F preferred shares due to the oversubscribed offering. The amendment is then filed in order to reclassify capitalized Series F preferred shares in the amount of $3,087,000 (3,087 Series F preferred shares) to a subscription receivable, reverse of $86,553 in gain from the elimination of debt in the exchange of debt for Series F preferred shares, and to reverse $2,573 in accrued dividends for unissued series F preferred shares. In order to account for the oversubscribed series F preferred shares, the Company was required to issue a new series of preferred shares named series F-2. The series F-2 preferred shares have the same terms as provided by the series F preferred shares. No other changes to the Form 10-Q are included in this Amendment No. 1 other than as described above. This Amendment No. 1 does not modify or update any financial or other disclosures presented in the Form 10-Q other than as noted above, and does not reflect events occurring after the filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q, which provides information as of the date thereof. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

PART I - FINANCIAL INFORMATION: ITEM 1.  FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited, in thousands)

ASSETS	March 31, 2021	December 31, 2020
CURRENT ASSETS:
Cash and cash equivalents	$1,247	$182
Accounts receivable, net of allowance for doubtful accounts of $126 at March 31, 2021 and December 31, 2020	24	24
Inventory, net of reserves of $758 at March 31, 2021 and December 31, 2020	606	605
Other current assets	39	85
Total current assets	1,916	896
NONCURRENT ASSETS:
Property and equipment, net	2	1
Lease asset-right, net of amortization	426	453
Other assets	18	-
Total noncurrent assets	446	454
TOTAL ASSETS	2,362	1,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	45	28
Notes payable in default, related parties	-	1
Notes payable in default	296	328
Short-term notes payable	11	45
Short-term notes payable, related parties, past due	74	51
Convertible notes in default	110	-
Convertible notes payable, past due	90	1,930
Short-term convertible notes payable	915	951
Accounts payable	2,427	2,419
Accounts payable, related parties	137	116
Accrued liabilities	4,895	2,995
Mandatorily redeemable Series G convertible preferred stock	125	-
Current portion of lease liability	42	56
Deferred revenue	62	42
Total current liabilities	9,229	8,962
LONG-TERM LIABILITIES:
Warrants, at fair value	-	2,203
Lease liability	376	392
Derivative liability	113	25
Long-term debt	6	23
Long-term debt-related parties	573	600
Total long-term liabilities	1,068	3,243
TOTAL LIABILITIES	10,297	12,205

COMMITMENTS & CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $286 at March 31, 2021 and December 31, 2020).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $1,049 at March 31, 2021 and December 31, 2020).	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $3,263 at March 31, 2021 and December 31, 2020).	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.8 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $763 at March 31, 2021 and December 31, 2020).	276	276
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 1.7 shares issued and outstanding as of March 31, 2021 and December 31, 2020. (Liquidation preference of $1,736 at March 31, 2021 and December 31, 2020).	1,639	1,639
Series F convertible preferred stock, $.001 par value; 1.5 shares authorized, 1.4 and nil shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. (Liquidation preference of $1,421 and nil at March 31, 2021 and December 31, 2020), respectively.	1,195	-
Series G convertible preferred stock, $.001 par value; 1,000 shares authorized, 153 and nil shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. (Liquidation preference of $153 and nil at March 31, 2021 and December 31, 2020), respectively.	-	-
Common stock, $.001 par value; 3,000,000 shares authorized, 13,180 and 13,138 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3,403	3,403
Additional paid-in capital	125,489	123,109
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(140,611)	(139,956)
TOTAL STOCKHOLDERS’ DEFICIT	(7,935)	(10,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,362	1,350

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
REVENUE:
Sales – devices and disposables, net	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

OPERATING EXPENSES:
Research and development	16	24
Sales and marketing	36	34
General and administrative	770	184
Total operating expenses	822	242

Operating loss	(822)	(242)

OTHER INCOME (EXPENSE):
Other income	-	1
Interest expense	(141)	(287)
Change in fair value of derivative liability	(88)	-
Gain from extinguishment of debt	-	28
Change in fair value of warrants	448	3,228
Total other income	219	2,970

(LOSS) INCOME BEFORE INCOME TAXES	(603)	2,728

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	(603)	2,728
PREFERRED STOCK DIVIDENDS	(52)	(12)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(655)	$2,716

NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.050)	$0.542
DILUTED	$(0.050)	$0.041

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,172	5,013
DILUTED	13,172	65,620

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	-	$105	1	$170	3	$531	-	$-	-	$-	-	$-
Issuance of preferred stock in financing	-	-	-	-	-	-	1	268	-	-	-	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in financing	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in financing	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, March 31, 2020	-	$105	1	$170	3	$531	1	$268	-	$-	-	$-
BALANCE, December 31, 2020	-	$105	1	$170	3	$531	1	$276	2	$1,639	-	$-
Series D preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series F preferred offering	-	-	-	-	-	-	-	-	-	-	1	1,195
Issuance of warrants to finders	-	-	-	-	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, March 31, 2021	-	$105	1	$170	3	$531	1	$276	2	$1,639	1	$1.195

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 and 2020 (In Thousands)

	Preferred Stock Series G		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	TOTAL
BALANCE, December 31, 2019	-	-	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	-	-	-	-	286	-	-	554
Conversion of debt into common stock	-	-	6,957	7	2,068	-	-	2,075
Issuance of common stock in financing	-	-	1,476	1	177	-	-	178
Issuance of warrants in financing	-	-	-	-	67	-	-	67
Issuance of common stock for manufacturing agreements	-	-	13	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	(12)	(12)
Net income	-	-	-	-	-	-	2,728	2,728
BALANCE, March 31, 2020	-	$-	11,765	$3,402	$121,150	$(132)	$(136,839)	$(11,345)

BALANCE, December 31, 2020	-	$-	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series D preferred offering	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-
Series F preferred offering	-	-	-	-	-	-	-	1,195
Issuance of warrants to finders	-	-	-	-	151	-	-	151
Series G preferred offering	153	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	42	-	14	-	-	14
Issuance of warrants to consultants	-	-	-	-	398	-	-	398
Conversion of warrants from liability to equity	-	-	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	-	-	62	-	-	62
Accrued preferred dividends	-	-	-	-	-	-	(52)	(52)
Net loss	-	-	-	-	-	-	(603)	(603)
BALANCE, March 31, 2021	153	$-	13,180	$3,403	$125,489	$(132)	$(140,611)	$(7,935)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(603)	$2,728
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of debt issuance costs and discounts	64	94
Amortization of beneficial conversion feature	8	19
Stock-based compensation	62	-
Change in fair value of warrants	(448)	(3,228)
Warrants issued for consulting services	398	-
Gain from extinguishment of debt	-	(28)
Change in fair value of derivative	88	-
Changes in operating assets and liabilities:
Accounts receivable	-	(11)
Inventory	(1)	(9)
Other current assets	46	34
Other assets	(18)	-
Accounts payable	29	(67)
Deferred revenue	20	-
Accrued liabilities	658	(62)
Total adjustments	906	(3,258)

Net cash provided (used) in operating activities	303	(530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(1)	-
Net cash used in investing activities	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series F offering, net of costs	1,195	-
Proceeds from Series G offering, net of costs	125	-
Payments made on notes payable	(557)	(451)
Proceeds from the issuance of common stock	-	103
Net cash provided (used in) by financing activities	763	(348)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,065	(878)
CASH AND CASH EQUIVALENTS, beginning of year	182	899
CASH AND CASH EQUIVALENTS, end of period	$1,247	$21
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$405	$165
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$-	$1,902
Issuance of warrants to finders in connection with Series F preferred stock	$151	$-
Issuance of common stock for accrued interest of debt repaid	$-	$162
Dividends on preferred stock	$52	$12
Subscription receivable	$3,087	$635
Settlement of dividends through common stock issuance	$14	$-
Warrants exchanged for fixed price warrants	$1,755	$67
Other receivable	$-	$100

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

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2021, it had an accumulated deficit of approximately $140.6 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At March 31, 2021, the Company had a negative working capital of approximately $7.3 million, accumulated deficit of $140.6 million, and incurred a net loss of $0.7 million for the three months then ended. Stockholders’ deficit totaled approximately $8.0 million at March 31, 2021, primarily due to recurring net losses from operations.

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

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Compensation	$888	$1,094
Professional fees	41	83
Subscription receivable	3,380	-
Interest	256	1,517
Vacation	43	34
Preferred dividends	240	202
Other accrued expenses	47	65
Total	$4,895	$2,995

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of March 31, 2021, and December 31, 2020 the Company had an outstanding amount due of $3,380,000 and nil, respectively. The balance was primarily due to series F preferred stock that was oversubscribed by cash investment and exchanged debt in the amount of $3,087,479. The Company issued 3,087 series F-2 preferred stock during the second quarter of 2021 for the $3,087,479 subscription receivable, excluding the fair value of warrants issued in conjunction with the series F-2 preferred stock and any costs to raise capital. The subscription receivable was also reduced by $56,670 for finder’s fees.

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

Investments

During 2021, the Company received equity investments in the amount of $2,099,000 and incurred fees due on these investments of $131,000. These investors received a total of 1,421 Series F preferred stock (if the Investor elects to convert their Series F preferred stock, each Series F preferred stock shares converts into 4,000 shares of the Company’s common stock shares) and $678,000 was recorded as subscription receivable for the oversubscribed amounts received for the three months ended of March 31, 2021. The investors for the oversubscribed amount received Series F-2 preferred stock shares during the second quarter of 2021.

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

Debt Exchanges - 2021

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, the Company recorded this exchange as a subscription receivable and it will issue 2,236 series F-2 preferred stock shares in accordance with the terms of the agreement (see NOTE 10: CONVERTIBLE DEBT) during the second quarter of 2021.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel, The Company recorded this exchange as a subscription receivable and it will issue 100 and 85 series F-2 preferred stock shares, respectively in accordance with the terms of the agreement during the second quarter of 2021.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg. The Company recorded this exchange as a subscription receivable and it will issue 88 series F-2 preferred stock shares in accordance with the terms of the agreement during the second quarter of 2021.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company recorded this exchange as a subscription receivable and it will issue 50 series F-2 preferred stock shares in accordance with the terms of the agreement during the second quarter of 2021 (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler remains on the Company health insurance plan. The note will accrue interest at the rate of 6% (18% in the event of default) on March 22, 2022 and be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022.

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

The following table summarizes the 2020 debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)
Aquarius	$145,544	$107,500	$38044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)3	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells4	220,000	220,000	-	-	-	-	-	-	-
	$2,737,787	$2,496,316	241471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

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

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,421 of which remain outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,421,000 the Company issued 1,421 shares of Series F Preferred Stock. Each share of Series F Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series F Preferred. If the average of the VWAPs (as defined in the Series F Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

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

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2021:

Warrants (Underlying Shares)
Outstanding, January 1, 2021	28,324,275
Issuances	1,446,000
Canceled / Expired	(1,729,262)
Exercised	-
Outstanding, March 31, 2021	28,041,013

The Company had the following shares reserved for the warrants as of March 31, 2021:

Warrants (Underlying Shares)	Exercise Price	Expiration Date
7,185,000(1)	$0.20 per share	February 12, 2023
325,000(2)	$0.18 per share	April 4, 2022
215,000(3)	$0.25 per share	July 1, 2022
100,000(4)	$0.25 per share	September 1, 2022
7,500,000(5)	$0.20 per share	December 17, 2024
250,000(6)	$0.16 per share	March 31, 2025
2,597,705(7)	$0.25 per share	December 30, 2022
2,597,705(8)	$0.75 per share	December 30, 2022
4,713,603(9)	$0.20 per share	December 30, 2022
60,000(10)	$0.25 per share	April 23, 2023
50,000(11)	$0.25 per share	December 30, 2022
50,000(12)	$0.75 per share	December 30, 2022
700,000(13)	$0.15 per share	May 21, 2023
250,000(14)	$0.50 per share	June 23, 2023
1,000(15)	$0.50 per share	August 10, 2022
1,250,000(16)	$0.25 per share	February 22, 2023
196,000(17)	$0.25 per share	March 3, 2024
28,041,013

(1)	Exchanged in January 2020 from amount issued as part of a February 2016 private placement with senior secured debt holder
(2)	Issued to investors for a loan in April 2019
(3)	Issued to investors for a loan in July 2019
(4)	Issued to investors for a loan in September 2019
(5)	Issued to investors for a loan in December 2019
(6)	Issued to investors for a loan in January 2020
(7)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(8)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(9)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(10)	Issued to a consultant for services in April 2020
(11) (12) (13) (14) (15) (16)
Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020
Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020
Issued to an investor for a loan in May 2020
Issued to an investor in exchange of debt in June 2020
Issued to a consultant for services in August 2020
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

10.  CONVERTIBLE DEBT

Senior Secured Promissory Note

As of March 31, 2021, all Senior Secured debt due to GPB had been exchanged for a subscription receivable, this subscription is for 2,236 Series F-2 preferred stock shares that will be issued in the second quarter of 2021, in accordance with the terms of the January 15, 2020 exchange agreement. In addition, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. The exchange agreement was subject to the Company meeting repayment conditions, which the Company did. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. Further on September 2, 2020, the Company made a payment of $50,000, which provided the Company a four-month forbearance as well as paying and additional $150,000 to reduce the balance outstanding at that time. On January 8, 2021, the Company made the final payment of $750,000 as required by this exchange agreement with GPB.

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

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel. The Company recorded this exchange as a subscription receivable and it will issue 100 and 85 series F-2 preferred stock shares, respectively in accordance with the terms of the agreement during the second quarter of 2021.

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

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company recorded this exchange as a subscription receivable and it will issue 50 series F-2 preferred stock shares in accordance with the terms of the agreement during the second quarter of 2021 (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler remains on the Company health insurance plan. The note will accrue interest at the rate of 6% (18% in the event of default) on March 22, 2022 and be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	March 31,
	2021	2020

Net (loss) income	$(655)	$2,716
Basic weighted average number of shares outstanding	13,172	5,013
Net (loss) income per share (basic)	$(0.050)	$0.542
Diluted weighted average number of shares outstanding	13,172	65,620
Net (loss) income per share (diluted)	$(0.050)	$0.0415

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	9,998	-
Convertible debt	315	59,282
Warrants	17,400	1,325
Total Dilutive instruments	27,713	60,607

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2021 we have an accumulated deficit of approximately $140.6 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

General and Administrative Expense: General and administrative expenses for the three months ended March 31, 2021, increased to approximately $770,000, compared to $184,000 for the same period in 2020. The increase of approximately $586,000, or 319%, was primarily related to higher compensation expenses incurred during the same period and the recording of a charge of $398,000 for warrants issued to Mr. Blumberg for consulting services.

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

Gain from extinguishment of debt: Gain from extinguishment of debt for the three months ended March 31, 2021 decreased to nil, compared to $28,000 for the same period in 2020. The decrease of approximately $28,000, or 100%, was primarily related to debt that had been eliminated from debt exchange agreements in 2020.

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

Net loss/ Income: Net loss attributable to common stockholders increased to approximately $655,000, or $0.05 per share, for the three months ended March 31, 2021, from net income of $2,716,000, or $0.54 per share, for the same period in 2020. The decrease in the net income of $3,371,000, or 124% was for reasons outlined above. As stated previously, our net income for the three months ended March 31, 2021, and 2020 was primarily realized due to an approximate $448,000 and $3,228,000 fair value of warrants recovery recorded, respectively.

There was no income tax benefit recorded for the three months ended March 31, 2021 or 2019, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At March 31, 2021, we had cash of approximately $1.2 million and a negative working capital of approximately $7.3 million.

Our major cash flows for the three months ended March 31, 2021 consisted of cash in-flows of $0.3 million from operations, including approximately $0.7 million of net loss and a change in fair value of warrants of $0.5 million, and a net change from financing activities of $0.7 million, which primarily represented the proceeds received from issuance of preferred stock and exchanged outstanding debt.

Capital resources for 2021

During 2021, we received equity investments in the amount of $2,099,000 and incurred fees due on these investments of $131,000. These investors received a total of 1,421 Series F preferred stock (if the Investor elects to convert their Series F preferred stock, each Series F preferred stock shares converts into 4,000 shares of the Company’s common stock shares) and $678,000 was recorded as subscription receivable for the oversubscribed amounts received for the three months ended of March 31, 2021. The investors for the oversubscribed amount received Series F-2 preferred stock shares during the second quarter of 2021.

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

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)
Aquarius	$145,544	$107,500	$38044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)3	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,050	50,000	1,050	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff2	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock1	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James2	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells4	220,000	220,000	-	-	-	-	-	-	-
	$2,737,787	$2,496,316	241471	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

1 Ms. Rosenstock also forgave $28,986 in debt.
2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.
3 Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.
4 Mr. Wells will also receive 66,000 common share stock options; the details of which are explained above.

On January 16, 2020, we entered into an exchange agreement with GPB. Under the terms of this exchange agreement, we will exchange $3,360,811 of debt outstanding as of December 12, 2019 for the following: (1) a cash payment of $1,500,000, (2) 7,185,000 warrants to purchase common stock, previously outstanding, would be exchanged for new warrants to purchase common stock shares at a strike price of $0.20 and (3) a certain amount of preferred stock shares for the remaining balance outstanding upon the final exchange date. On January 8, 2021, we made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, the Company recorded this exchange as a subscription receivable and it will issue 2,236 series F-2 preferred stock shares in accordance with the terms of the agreement during the second quarter of 2021.

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

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer
Date:	August 16, 2021