Form 10-Q
period 2021-06-30
GUIDED THERAPEUTICS INC
filed 2021-08-18
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 13,296,880 shares of common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION: ITEM 1. FINANCIAL STATEMENTS

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited, in thousands)

ASSETS	June 30, 2021	December 31, 2020
CURRENT ASSETS:
Cash and cash equivalents	$922	$182
Accounts receivable, net of allowance for doubtful accounts of $126 at June 30, 2021 and December 31, 2020	26	24
Inventory, net of reserves of $758 at June 30, 2021 and December 31, 2020	631	605
Other current assets	61	85
Total current assets	1,640	896
NONCURRENT ASSETS:
Property and equipment, net	7	1
Lease asset-right, net of amortization	403	453
Other assets	17	-
Total noncurrent assets	427	454
TOTAL ASSETS	2,067	1,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	24	28
Notes payable in default, related parties	-	1
Notes payable in default	308	328
Short-term notes payable	-	45
Short-term notes payable, related parties, past due	65	51
Convertible notes in default	169	-
Convertible notes payable, past due	-	1,930
Short-term convertible notes payable	720	951
Accounts payable	2,383	2,419
Accounts payable, related parties	97	116
Accrued liabilities	1,731	2,995
Mandatorily redeemable Series G convertible preferred stock	50	-
Current portion of lease liability	62	56
Deferred revenue	62	42
Total current liabilities	5,671	8,962
LONG-TERM LIABILITIES:
Warrants, at fair value	-	2,203
Lease liability	357	392
Derivative liability	29	25
Long-term convertible debt	755	23
Long-term debt-related parties	579	600
Total long-term liabilities	1,720	3,243
TOTAL LIABILITIES	7,391	12,205

COMMITMENTS & CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:
Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2021 and December 31, 2020. (Liquidation preference of $286 at June 30, 2021 and December 31, 2020).	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of June 30, 2021 and December 31, 2020. (Liquidation preference of $1,049 at June 30, 2021 and December 31, 2020).	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of June 30, 2021 and December 31, 2020. (Liquidation preference of $3,263 at June 30, 2021 and December 31, 2020).	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized,0.8 shares issued and outstanding as of June 30, 2021 and December 31, 2020. (Liquidation preference of $763 at June 30, 2021 and December 31, 2020).	276	276
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 1.7 shares issued and outstanding as of June 30, 2021 and December 31, 2020. (Liquidation preference of $1,736 at June 30, 2021 and December 31, 2020).	1,639	1,639
Series F convertible preferred stock, $.001 par value; 1.5 shares authorized, 1.4 and nil shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. (Liquidation preference of $1,421 and nil at June 30, 2021 and December 31, 2020), respectively.	1,195	-
Series F-2 convertible preferred stock, $.001 par value; 5.0 shares authorized, 3.3 and nil shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. (Liquidation preference of $3,339 and nil at June 30, 2021 and December 31, 2020), respectively.	2,963	-
Series G convertible preferred stock, $.001 par value; 1,000 shares authorized,62 and nil shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. (Liquidation preference of $62 and nil at June 30, 2021 and December 31, 2020), respectively.	-	-
Common stock, $.001 par value; 3,000,000 shares authorized, 13,297 and 13,138 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,403	3,403
Additional paid-in capital	126,353	123,109
Treasury stock, at cost	(132)	(132)
Accumulated deficit	(141,827)	(139,956)
TOTAL STOCKHOLDERS’ DEFICIT	(5,324)	(10,855)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,067	1,350

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in Thousands, except per share data)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
REVENUE:
Sales – devices and disposables	$2	$-	$2	$-
Cost of goods sold	-	6	-	6
Gross profit (loss)	2	(6)	2	(6)

OPERATING EXPENSES:
Research and development	20	55	36	80
Sales and marketing	30	37	66	71
General and administrative	513	271	1,340	453
Total operating expenses	563	363	1,442	604

Operating loss	(561)	(369)	(1,440)	(610)

OTHER INCOME (EXPENSES):
Other income	27	50	27	51
Interest expense	(315)	(308)	(456)	(594)
Change in fair value of derivative liability	-	-	(88)	-
(Loss) gain from extinguishment of debt	(185)	(343)	(185)	(316)
Change in fair value of warrants	-	(5,779)	448	(2,551)
Total other income (expenses)	(473)	(6,380)	(254)	(3,410)

LOSS BEFORE INCOME TAXES	(1,034)	(6,749)	(1,694)	(4,020)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(1,034)	(6,749)	(1,694)	(4,020)
PREFERRED STOCK DIVIDENDS	(125)	(17)	(177)	(29)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,159)	$(6,766)	$(1,871)	$(4,049)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
BASIC	$(0.09)	$(0.57)	$(0.14)	$(0.48)
DILUTED	$(0.09)	$(0.57)	$(0.14)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	13,280	11,913	13,226	8,463
DILUTED	13,280	11,913	13,226	8,463

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	-	$105	1	$170	3	$531	-	$-	-	$-	-	$-
Issuance of preferred stock in financing	-	-	-	-	-	-	1	276	1	853	-	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in financing	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in financing	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, June 30, 2020	-	$105	1	$170	3	$531	1	$276	1	$853	-	$-

BALANCE, December 31, 2020	-	$105	1	$170	3	$531	1	$276	2	$1,639	-	$-
Series D preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series F preferred offering	-	-	-	-	-	-	-	-	-	-	1	1,195
Series F-2 preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants to finders	-	-	-	-	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, June 30, 2021	-	$105	1	$170	3	$531	1	$276	2	$1,639	1	$1,195

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 and 2020 (In Thousands)

	Preferred Stock Series F-2		Preferred Stock Series G		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
BALANCE, December 31, 2019	-	$-	-	$-	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	-	-	-	-	-	-	487	-	-	1,616
Conversion of debt into common stock	-	-	-	-	7,957	8	2,692	-	-	2,700
Issuance of common stock in financing	-	-	-	-	1,476	1	177	-	-	178
Issuance of warrants in financing	-	-	-	-	-	-	67	-	-	67
Issuance of common stock for manufacturing agreements	-	-	-	-	13	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(4,049)	(4,049)
BALANCE, June 30, 2020	-	$-	-	$-	12,765	$3,403	$121,975	$(132)	$(143,604)	$(16,423)

BALANCE, December 31, 2020	-	$-	-	$-	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series D preferred offering	-	-	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	-	-
Series F preferred offering	-	-	-	-	-	-	-	-	-	1,195
Series F-2 preferred offering	1	404	-	-	-	-	-	-	-	404
Conversion of debt and expenses for Series F-2 preferred stock	2	2,559	-	-	-	-	-	-	-	2,559
Issuance of common stock to finders	-	-	-	-	98	-	54	-	-	54
Series G preferred offering	-	-	153	-	-	-	-	-	-	-
Series G redemption	-	-	(91)	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	61	-	28	-	-	28
Issuance of warrants to consultants	-	-	-	-	-	-	1,285	-	-	1,285
Conversion of warrants from liability to equity	-	-	-	-	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	-	-	-	-	122	-	-	122
Accrued preferred dividends	-	-	-	-	-	-	-	-	(177)	(177)
Net loss	-	-	-	-	-	-	-	-	(1,694)	(1,694)
BALANCE, June 30, 2021	3	$2,963	62	$-	13,297	$3,403	$126,353	$(132)	$(141,827)	$(5,324)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 and 2020 (In Thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D		Preferred Stock Series E		Preferred Stock Series F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, March 31, 2020	-	$105	1	$170	3	$531	1	$268	-	$-	-	$-
Issuance of preferred stock in financing	-	-	-	-	-	-	-	8	1	853	-	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, June 30, 2020	-	$105	1	$170	3	$531	1	$276	1	$853	-	$-

BALANCE, March 31, 2021	-	$105	1	$170	3	$531	1	$276	2	$1,639	1	$1,195
Series D preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants to finders	-	-	-	-	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, June 30, 2021	-	$105	1	$170	3	$531	1	$276	2	$1,639	1	$1,209

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 and 2020 (In Thousands)

	Preferred Stock Series F-2		Preferred Stock Series G		Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
BALANCE, March 31, 2020	-	$-	-	$-	11,765	$3,402	$121,150	$(132)	$(136,839)	$(11,345)
Issuance of preferred stock in financing	-	-	-	-	-	-	487	-	-	1,062
Conversion of debt into common stock	-	-	-	-	1,000	1	624	-	-	625
Net loss	-	-	-	-	-	-	-	-	(6,765)	(6,765)
BALANCE, June 30, 2020	-	$-	-	$-	12,765	$3,403	$121,975	$(132)	$(143,604)	$(16,423)

BALANCE, March 31, 2021	-	$-	-	$-	13,180	$3,403	$125,489	$(132)	$(140,668)	$(7,992)
Series D preferred offering	-	-	-	-	-	-	-	-	-	-
Series E preferred offering	-	-	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	404	-	-	-	-	-	-	-	404

Conversion of debt and expenses for Series F-2 preferred stock	3	2,559	-	-	-	-	-	-	-	2,559
Issuance of common stock to finders	-	-	-	-	98	-	54	-	-	54
Series G preferred offering	-	-	-	-	-	-	-	-	-	-
Series G redemption	-	-	(91)	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	19	-	14	-	-	14
Issuance of warrants to consultants	-	-	-	-	-	-	736	-	-	736
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	60	-	-	60
Accrued preferred dividends	-	-	-	-	-	-	-	-	(125)	(125)
Net loss	-	-	-	-	-	-	-	-	(1,034)	(1,034)
BALANCE, June 30, 2021	3	$2,963	62	$-	13,297	$3,403	$126,353	$(132)	$(141,827)	$(5,324)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,694)	$(4,020)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Bad debt expense	-	13
Amortization of debt issuance costs and discounts	236	194
Amortization of beneficial conversion feature	8	53
Stock-based compensation	122	-
Change in fair value of warrants	(448)	2,551
Warrants issued for consulting services	477	-
(Gain) loss from extinguishment of debt	185	316
Change in fair value of derivative liability	88	-
Changes in operating assets and liabilities:
Accounts receivable	(2)	-
Inventory	(26)	(3)
Other current assets	24	29
Other assets	(17)	18
Accounts payable	(55)	19
Deferred revenue	20	-
Accrued liabilities	70	(108)
Total adjustments	682	3,082
Net cash used in operating activities	(1,012)	(938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets	(5)	(1)
Net cash used in investing activities	(5)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing, net of discounts and debt issuance costs	1,044	519
Proceeds from issuance of Series E Preferred Stock	-	853
Proceeds from Series F offering, net of costs	1,436	-
Proceeds from Series F-2 offering, net of costs	539	-
Proceeds from Series G offering, net of costs	125	-
Note payable default penalty	56	-
Redemption of Series G Preferred Stock	(75)	-
Payments on notes and loans payable	(1,368)	(697)
Proceeds from the issuance of common stock	-	128
Net cash provided by financing activities	1,757	803
NET CHANGE IN CASH AND CASH EQUIVALENTS	740	(136)
CASH AND CASH EQUIVALENTS, beginning of year	182	899
CASH AND CASH EQUIVALENTS, end of period	$922	$763
SUPPLEMENTAL SCHEDULE OF:
Cash paid for:
Interest	$541	$209
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as debt repayment	$-	$2,529
Issuance of Series F-2 preferred stock	$2,559	$-
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$377	$-
Dividends on preferred stock	$177	$29
Subscription receivable	$-	$635
Settlement of dividends through common stock issuance	$31	$-
Settlement of accounts payable through common stock issuance	$24	$-
Warrants exchanged for fixed price warrants	$1,755	$67

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

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2021, it had an accumulated deficit of approximately $141.8 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At June 30, 2021, the Company had a negative working capital of approximately $4.0 million, accumulated deficit of $141.8 million, and incurred a net loss including preferred dividends of $1.9 million for the six months then ended. Stockholders’ deficit totaled approximately $5.3 million at June 30, 2021, primarily due to recurring net losses from operations.

During 2021, the Company did raise $2.1 million as part of the Series F, Series F-2 and G preferred stock capital raise and $1.1 million for 10% convertible debentures. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised during 2021, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 30.1 million shares of its common stock outstanding at June 30, 2021, with exercise prices ranging between $0.15 and $0.80 per share. Exercises of in the money warrants would generate a total of approximately $5.7 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. At June 30, 2021 and December 31, 2020, our inventories were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,286	$1,276
Work in process	81	80
Finished goods	22	7
Inventory reserve	(758)	(758)
Total	$631	$605

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Equipment	$1,048	$1,042
Software	652	652
Furniture and fixtures	41	41
Leasehold improvement	12	12
	1,753	1,747
Less accumulated depreciation and amortization	(1,746)	(1,746)
Total	$7	$1

During the six months ended June 30, 2021 and year ended December 31, 2020, the Company disposed of approximately nil and $647,000 of property and equipment that was fully depreciated, respectively.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated approximately $10,000 and $4,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Accrued Liabilities

Accrued liabilities are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Compensation	$781	$1,094
Professional fees	28	83
Subscription receivable	350	-
Interest	138	1,517
Vacation	43	34
Preferred dividends	347	202
Other accrued expenses	44	65
Total	$1,731	$2,995

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables. As of June 30, 2021, the Company had received $350,000 from Mr. Blumberg.

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

The Company had $2,000 and nil in revenues for the six months ended June 30, 2021 and 2020.

Significant Distributors

As of June 30, 2021, accounts receivable outstanding was $152,000, the outstanding amount was netted against a $126,000 allowance, leaving a balance of $26,000 which was from two distributors. As of December 31, 2020, accounts receivable outstanding was $150,000, the outstanding amount was netted against a $126,000 allowance, leaving a balance of $24,000 which was from one distributor.

Deferred revenue

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of June 30, 2021, and December 31, 2020, the Company had $62,000 and $42,000in deferred revenue, respectively.

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

The Company has filed its 2020 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2020, the Company has approximately $61.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

For the six months ended June 30, 2021 and 2020 share-based compensation for options attributable to employees, non-employees, officers and Board members were approximately $122,000 and nil, respectively. These amounts have been included in the Company’s statements of operations under general and administrative expense. Compensation costs for stock options which vest over time are recognized over the vesting period. As of June 30, 2021, and 2020 the Company had approximately $450,000 and nil of unrecognized compensation costs related to granted stock options that will be recognized, respectively.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance for fair value measurements, ASC820, Fair Value Measurements and Disclosures, establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follow:

•	Level 1–Quoted market prices in active markets for identical assets and liabilities;
•	Level 2–Inputs, other than level 1 inputs, either directly or indirectly observable; and
•	Level 3–Unobservable inputs developed using internal estimates and assumptions (there is little or no market date) which reflect those that market participants would use.

The Company records its derivative activities at fair value. As of June 30, 2021 we had one instrument that we valued for the derivative liability associated with the bifurcated conversion option of the Auctus loan for $400,000 ($700,000 of the $1,100,000 was paid in the three months ended June 30, 2021). Warrants were valued at December 31, 2020. The fair value of the warrants was estimated using the Binomial Simulation model. Gains and losses from derivative contracts are included in the change in fair value of the derivative liability in the statement of operations. The fair value of the Company’s derivative warrants is classified as a Level 3 measurement, since unobservable inputs are used in the valuation.

The following table presents the fair value for those liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020:

FAIR VALUE MEASUREMENTS (In Thousands)

The following is summary of items that the Company measures at fair value on a recurring basis:

	Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	-	-	(29)	(29)
Total long-term liabilities at fair value	$-	$-	$(29)	$(29)

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Senior Secured Debt	-	-	(2,203)	(2,203)
Derivative liability/bifurcated conversion option in connection with Auctus $1,100,000 loan on December 17, 2019	-	-	(25)	(25)
Total long-term liabilities at fair value	$-	$-	$(2,228)	$(2,228)

The following is a summary of changes to Level 3 instruments during the six months ended June 30, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Senior Secured Debt	Derivative	Total

Balance, December 31, 2020	$(2,203)	$(25)	$(2,228)
Change in the terms of warrants previously recorded as a liability and now reclassified to equity	1,755	-	1,755
Change in value due to warrants expiring during the year	448	-	448
Extinguishment of derivative liability due to payoff of $700,000 loan to Auctus		84	84
Change in fair value during the year	-	(88)	(88)
Balance, June 30, 2021	$-	$(29)	$(29)

As of June 30, 2021, the fair value of warrants was approximately nil and the fair value of the derivative liability was approximately $29,000. A net change of approximately $2.2 million has been recorded to the accompanying statement of operations for the six months ended June 30, 2021. As of December 31, 2020, the fair value of warrants was approximately $2.2 million and the fair value of the derivative liability was $25,000.

4. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value, of which 13,296,880 were issued and outstanding as of June 30, 2021. As of December 31, 2020, there were 3,000,000,000 authorized shares of common stock, of which 13,138,282 were issued and outstanding.

For the six months ended June 30, 2021, the Company issued 158,598 shares of common stock as listed below:

Shares issued for payments of Series D dividends	60,598
Shares issued for payment of finder fee	98,000
Issued during the six months ended June 30, 2021	158,598

Summary table of common stock share transactions:

Balance at December 31, 2020	13,138,282
Issued in 2021	158,598
Balance at June 30, 2021	13,296,880

Investments

During 2021, the Company received 10% debenture unit investments in the amount of $1,130,000 and incurred fees due on these debentures of $86,400. The Company also issued the finders 413,600 warrants for the Company’s common stock shares. These investors received a total of 1,130,000 warrants for common stock shares. The debentures are convertible into 2,260,000 of the Company’s common stock shares.

During 2021, the Company received equity investments in the amount of $2,114,000 and incurred fees due on these investments of $139,000. The Company also issued the finders 98,000 of the Company’s common stock shares and 643,700 warrants for the Company’s common stock shares. These investors received a total of 2,114 Series F and Series F-2 preferred stock (if the Investor elects to convert their Series F or Series F-2 preferred stock, each Series F or Series F-2 preferred stock shares converts into 4,000 shares of the Company’s common stock shares).

During 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $132,000, net to the Company is $125,000, for 153,000 shares of Series G preferred stock. As of June 30, 2021, 91,000 of the Series G preferred stock was redeemed and the Company has a remaining balance of 62,000 Series G preferred stock.

During 2020, the Company received equity investments in the amount of $1,735,500 and incurred fees due on these investments of $96,985. The Company also issued the finders 67,000 warrants for the Company’s common stock shares. These investors received a total of 1,736 Series E preferred stock (if the Investor elects to convert their Series E preferred stock, each Series E preferred stock shares converts into 4,000 shares of the Company’s common stock shares).

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

Debt Exchanges - 2021

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On June 30, 2021, the Company issued 2,236 series F-2 preferred stock shares in accordance with the terms of the agreement (see NOTE 10: CONVERTIBLE DEBT).

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg for 88 Series F-2 preferred stock shares.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 Series F-2 Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler remains on the Company health insurance plan. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and will be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 3.0%. Mr. Fowler also has a short-term note for $26,400 and $18,718 in accrued interest. Mr. Fowler forgave $86,554 and may forgive up to $259,661 if the Company complies with the repayment plan described above.

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

On June 30, 2020, the Company exchanged $125,000 in debt (during June 2020, $125,000 in payables had been converted into short-term debt) from Mr. James Clavijo, for 500,000common stock shares and 250,000 warrants to purchase common stock shares. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for the Company’s stock) and of the warrants to purchase common stock shares was $99,963 (based on a $0.40 black scholes fair valuation). This resulted in a net loss on extinguishment of debt of $224,963 ($349,963 fair value less the $125,000 of exchanged debt). After the exchange transaction a balance was due to Mr. Clavijo of $10,213 which was paid.

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

The following table summarizes the 2020 debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	$107,500	$38,044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)[3]	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,110	50,000	1,110	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff[2]	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock[1]	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James[2]	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells[4]	220,000	220,000	-	-	-	-	-	-	-
	$2,737,847	$2,496,316	$241,531	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

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

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2021 and December 31, 2020, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. In addition, upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At June 30, 2021 and December 31, 2020, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock. The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. At June 30, 2021 and December 31, 2020, the exercise price per share was $512,000.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,050 shares were issued and outstanding at June 30, 2021 and December 31, 2020. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At June 30, 2021 and December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

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

At June 30, 2021 and December 31, 2020, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 2,098,500 common stock shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At June 30, 2021 and December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 6,524,500 common stock shares.

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

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 763 of which remain outstanding. On January 8, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period. If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of June 30, 2021, none of the 763 Series E Preferred Shares have been converted to secured debt.

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

During the six months ended June 30, 2021, the Company issued 60,598 common stock shares for the payment of Series D Preferred Stock dividends accrued. As of June 30, 2021, the Company had accrued dividends of $14,306.

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

Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of June 30, 2021, the Company had not issued shares as payment of Series E Preferred Stock dividends. As of June 30, 2021, the Company had accrued dividends of $136,667.

Series F Convertible Preferred Stock

As provided in other disclosures, the Company was oversubscribed for its Series F Convertible Preferred Stock. This required the Company to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,421 of which are issued and outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,421,000 the Company issued 1,421 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F Preferred Stock is $1,421.

Each share of Series F Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series F Preferred. If the average of the VWAPs (as defined in the Series F Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of June 30, 2021, the Company had not issued shares as payment of Series F Preferred Stock dividends. As of June 30, 2021, the Company had accrued dividends of $22,659.

Series F-2 Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series F-2 Preferred Stock, 3,237 of which are issued and outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F-2 Preferred Stock is $3,339. Below is a summary of the debt exchanges.

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On February 24, 2021, the Company agreed to issue 2,236 Series F-2 preferred stock shares in accordance with the terms of the agreement (see NOTE 10: CONVERTIBLE DEBT).

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg 88 shares of Series F-2 preferred stock shares.

On March 22, 2021, the Company exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note and Mr. Fowler will remain on our health insurance plan. Mr. Fowler forgave $86,554 and may forgive up to $259,661 if the Company complies with the repayment plan.

Each share of Series F-2 Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price”). The conversion of Series F-2 Preferred is subject to a4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holders of the Series F-2 Preferred. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of June 30, 2021, the Company had not issued shares as payment of Series F-2 Preferred Stock dividends. As of June 30, 2021, the Company had accrued dividends of $51,031.

Powerup (Series G Convertible Preferred Stock)

During January 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $78,500, net to the Company is $75,000, for 91,000 shares of Series G preferred stock with additional tranches of financing up to $925,000 in the aggregate over the terms of the Series G preferred stock. Series G will be non-voting on any matters requiring shareholder vote. The Series G Preferred Stock will have cumulative dividends at the rate per share of 8% per annum. At any time during the period indicated below, after the date of the issuance of shares of Series G preferred stock, the Company will have the right, at the Company’s option, to redeem all of the shares of Series G preferred stock by paying an amount equal to: (i) the number of shares of Series G preferred stock multiplied by then stated value (including accrued dividends); (ii) multiplied by the corresponding percentage as follows: Day 1-60, 105%; Day 61-90, 110%; Day 91-120, 115%; and Day 121-180, 122%. After the expiration of the 180 days following the issuance date, except for mandatory redemption, the Company shall have no right to redeem the Series G preferred stock. Mandatory redemption occurs within 24 months. In addition, if the Company does not redeem the Series G preferred stock then Power Up will have the option to convert to common stock shares. The variable conversion price will be the value equal to a discount of 19% off of the trading price; which is calculated as the average of the three lowest closing bid prices over the last fifteen trading days. The conversion of Series G Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series G Preferred. The Company has redeemed all of the Series G preferred stock and the balance is paid.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. As of June 30, 2021, the amount outstanding was $50,000 and is presented as a liability. As of June 30, 2021, the Company has also accrued dividends of $1,915.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2021:

Warrants (Underlying Shares)
Outstanding, January 1, 2021	28,324,275
Issuances	3,437,300
Canceled / Expired	(1,729,662)
Exercised	-
Outstanding, June 30, 2021	30,031,913

The Company had the following shares reserved for the warrants as of June 30, 2021:

Warrants (Underlying Shares)		Exercise Price	Expiration Date
7,185,000	(1)	$0.20 per share	February 12, 2023
325,000	(2)	$0.18 per share	April 4, 2022
215,000	(3)	$0.25 per share	July 1, 2022
100,000	(4)	$0.25 per share	September 1, 2022
7,500,000	(5)	$0.20 per share	December 17, 2024
250,000	(6)	$0.16 per share	March 31, 2025
2,597,705	(7)	$0.25 per share	December 30, 2022
2,597,705	(8)	$0.75 per share	December 30, 2022
4,713,603	(9)	$0.20 per share	December 30, 2022
59,600	(10)	$0.25 per share	April 23, 2023
50,000	(11)	$0.25 per share	December 30, 2022
50,000	(12)	$0.75 per share	December 30, 2022
700,000	(13)	$0.15 per share	May 21, 2023
250,000	(14)	$0.50 per share	June 23, 2023
1,000	(15)	$0.50 per share	August 10, 2022
1,250,000	(16)	$0.25 per share	February 22, 2023
196,000	(17)	$0.25 per share	March 3, 2024
239,950	(18)	$0.25 per share	May 5, 2024
207,750	(19)	$0.50 per share	May 5, 2024
1,130,000	(20)	$0.80 per share	May 17, 2023
200,000	(21)	$0.50 per share	May 31, 2023
63,600	(22)	$0.80 per share	May 31, 2023
150,000	(23)	$0.50 per share	May 31, 2024
30,031,913

(1)	Exchanged in January 2020 from amount issued as part of a February 2016 private placement with senior secured debt holder
(2)	Issued to investors for a loan in April 2019
(3)	Issued to investors for a loan in July 2019
(4)	Issued to investors for a loan in September 2019
(5)	Issued to investors for a loan in December 2019
(6)	Issued to investors for a loan in January 2020
(7)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(8)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(9)	Issued to investors as part of Series D Preferred Stock Capital raise in December 2020
(10)	Issued to a consultant for services in April 2020
(11) (12) (13) (14) (15) (16)

Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020

Issued to an investor as part of Series D Preferred Stock Capital raise in April 2020

Issued to an investor for a loan in May 2020

Issued to an investor in exchange of debt in June 2020

Issued to a consultant for services in August 2020

Issued to a consultant (director) in February 2021

(17)	Issued to a consultant for Series F Preferred Stock Capital raise in March 2021
(18)	Issued to a consultant for Series F and Series F-2 Preferred Stock Capital raise in May 2021
(19)	Issued to a consultant for Series F and Series F-2 Preferred Stock Capital raise in May 2021
(20)	Issued to investors for 10% Debentures raise in May 2021
(21)	Issued to a consultant for 10% Debentures raise in May 2021
(22)	Issued to a consultant for 10% Debentures raise in May 2021
(23)	Issued to a consultant for 10% Debentures raise in May 2021

Footnote (1) - On January 16, 2020, the Company entered into an exchange agreement with GPB. This exchange agreement canceled the existing outstanding warrants, which were subject to anti-dilution and ratchet provisions, to purchase 35,937,500 shares of common stock at an exercise price of $0.04 per share and resulted in the issuance of new warrants to purchase 7,185,000 shares of common stock at a price of $0.20 per share. The new warrants have fixed exercise prices of $0.20. On January 8, 2021, the Company met the requirement by making the final payment of $750,000 as required by the exchange agreement with GPB, which canceled the previously issued warrants.

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

Outstanding stock options as of June 30, 2021 are as follows:

Stock options vested	892,977
Stock options unvested	932,023
Total stock options granted at June 30, 2021	1,825,000

Stock option activity for the six months ended June 30, 2021 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,800,000	$0.49
Options granted	25,000	0.49
Options exercised	-	-
Options expired/forfeited	-	-
Outstanding at end of the period	1,825,000	$0.49

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

As of June 30, 2021, and December 31, 2020, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2009, the Company moved its offices, which comprise its administrative, research and development, marketing and production facilities to 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092. The Company leases 12,835 square feet.

On October 27, 2020, the Company amended the lease of its offices in Norcross, Georgia. The Company has extended the lease for sixty-two (62) months. The lease will begin on April 1, 2021 and end on May 31, 2026. Monthly rents for the one-year periods beginning on April 1, 2021 and ending on May 31, 2026 are: $8,824, $9,091, $9,370, $9,648, $9,936, and $10,236. Also, the Company will pay any additional rent for the Company’s proportionate share of basic costs and all other charges when due and payable under the lease. These costs are accounted for as variable costs and are not determinable at the lease commencement date and are not included in the measurement of the lease asset and liabilities. The landlord will abate the rent for the first two months. In addition, the Company will have a five-year renewal option effective June 1, 2026. The rent for the renewal option will be based upon prevailing market rate and shall escalate by three percent (3%). As of June 30, 2021, the right of use asset calculated for the amended lease was $403,014.

The Company recognizes lease expense on a straight-line basis over the estimated lease term and combine lease and non-lease components. Future minimum rental payments at June 30, 2021 under non-cancellable operating leases for office space and equipment are as follows (in thousands):

Year	Amount
2021	$62
2022	108
2023	112
2024	115
2025	118
Thereafter	50
Total	565
Less: Interest	146
Present value of lease liability	$419

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. The Company booked consulting expenses of $397,222 for the quarter ended June 30, 2021, which includes twelve months of expense for the year ended December 31, 2020. If the Company had properly accounted for the straight-line expensing of these services in 2020, net loss would have increased by $318,000 for a total net loss of $719,000 for the year ended December 31, 2020 and accumulated deficit would have increased to $140.2 million as of December 31, 2020. Unrecognized consulting expense to be recognized under this agreement is $238,534 as of June 30, 2021.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000, which was recorded to subscription receivable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares.

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

8. NOTES PAYABLE

Notes Payable in Default

At June 30, 2021 and December 31, 2020, the Company maintained notes payable to both related and non-related parties totaling approximately $308,000 and $329,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high as 20%. The Company is accruing interest at the default rate of 18.0% on loan to Mr. Mermelstein. As described in Note 4: STOCKHOLDERS’ DEFICIT, certain notes payable in default outstanding had been exchanged for equity and cash as described in the note.

During 2021, notes payable of $1,000 due to Dr. Cartwright were paid off and notes payable of $26,000 due to Mr. Fowler were brought current and not in default. The note payable to GPB was exchanged as part of the exchange as described in Note 10: CONVERTIBLE DEBT.

The following table summarizes the Notes payable in default, including related parties:

	June 30, 2021	December 31, 2020
Mr. Mermelstein	$308	$285
Dr. Cartwright	-	1
Mr. Fowler	-	26
GPB	-	17
Notes payable in default	$308	$329

The notes payable to related parties was nil of the $308,000 balance at June 30, 2021 and $27,000 of the $329,000 balance at December 31, 2020.

Short Term Notes Payable

At June 30, 2021 and December 31, 2020, the Company maintained short term notes payable to both related and non-related parties totaling $65,000 and $96,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 5% and 19%.

During 2019, the Company issued promissory notes to Mr. Cartwright and Mr. Faupel, in the amounts of approximately $41,000 and $5,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On July 4, 2020, the Company entered into a premium finance agreement to finance its insurance policies totaling $109,000. The note requires monthly payments of $11,299, including interest at 4.968% and matured in April 2021. As of June 30, 2021, the balance was paid.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $26,400 and accrued interest of $18,718. This note carries a monthly payment of $3,850. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021, exchange agreement these notes were brought current and will accrue interest at 6%. As of June 30, 2021 the outstanding balance was $19,508 (At December 31, 2020 this note was recorded in the Notes payable in default section of the Balance Sheet).

The following table summarizes the Short-term notes payable, including related parties:

	June 30, 2021	December 31, 2020
Dr. Cartwright	$41	$46
Dr. Faupel	5	5
Mr. Fowler	19	-
Premium Finance (insurance)	-	45
Short-term notes payable, including related parties	$65	$96

The short-term notes payable past due to related parties was $65,000 at June 30, 2021 and $51,000 of the $96,000 balance at December 31, 2020.

Troubled Debt Restructuring

During the six months ended June 30, 2020, the debt extinguished for Notes Payable was $1,808,712 this debt was exchanged for common stock shares and warrants as described in the Notes to the financial statements. The Company determined that these notes had a total fair value of $2,235,811, resulting in a loss on extinguishment of debt of $427,099 which is recorded in other income (expense) on the accompanying consolidated statements of operations. Included in that total was an amount that an investor forgave of approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt.

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

Short-term Convertible Notes Payable

Auctus

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 was received in December 2019 and matures December 17, 2021 and accrues interest at a rate of ten percent (10%) . The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply.

In connection with the first tranche of $700,000, the Company issued to 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. The Company made a $700,000 payment on June 1, 2021, which resulted in a prepayment penalty of $350,000 being assessed to the Company. The Company recorded this prepayment penalty as interest expense. Interest will not be assessed on the prepayment penalty. As of June 30, 2021 and December 31, 2020, $350,000 and $700,000, respectively, remained outstanding. As of June 30, 2021, accrued interest was paid in full and at December 31, 2020 $73,889 remained outstanding. Further, as June 30, 2021 and December 31, 2020, the Company had unamortized debt issuance costs of $0 and $31,146, respectively and an unamortized debt discount on warrants of $0, and $304,271, respectively and providing a net balance of $350,000 and $364,583, respectively.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019 securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%) . The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of June 30, 2021 and December 31, 2020, $400,000 remained outstanding and accrued interest of $44,333 and $24,222, respectively. Further, as of June 30, 2021 and December 31, 2020, the Company had unamortized debt issuance costs of $30,336 and $47,086, providing a net balance of $369,664 and $352,914. As of June 30, 2021 the bifurcated/derivative liability was $28,800.

The total outstanding balance for the first two tranches outstanding as of June 30, 2021 and December 31, 2020, was approximately $400,000 and $1,100,000, respectively.

In addition, the Company determined that the conversion option needed to be bifurcated from the debt arrangement and will be valued at fair value each reporting period. The initial value at the date of issuance deemed to be $0 due to the presence of the $0.15 floor price.

The following table summarizes the Short-term Convertible Notes Payable (including debt in default):

	June 30, 2021	December 31, 2020
Auctus Tranche 2 (December 17, 2019 note)	$400	$400
Auctus prepayment penalty (December 17, 2019 note)	350	-
Auctus Tranche 1 (December 17, 2019 note)	-	700
Auctus (March 31, 2020 note)	-	113
Debt discount and issuance costs to be amortized	(30)	(262)
Convertible notes payable – short-term	$720	$951

Troubled Debt Restructuring

The prepayment penalty to Auctus was recorded as debt extinguished for Short-term Convertible Notes Payable. This prepayment penalty resulted in a loss of $350,000. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt.

During 2021, the prepayment penalty to Auctus was recorded as debt extinguished for Short-term Convertible Notes Payable. This prepayment penalty resulted in a loss of $350,000. In addition, the gain recognized for the extinguishment of the derivative liability due to the payoff of the $700,000 loan to Auctus of $84,000 was recorded. This debt extinguished met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt.

10. CONVERTIBLE DEBT

Short-term convertible notes payable

Senior Secured Promissory Note

As of June 30, 2021, all Senior Secured debt due to GPB had been exchanged for 2,236 Series F-2 preferred stock shares in accordance with the terms of the January 15, 2020 exchange agreement. In addition, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. The exchange agreement was subject to the Company meeting repayment conditions, which the Company did. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. Further on September 2, 2020, the Company made a payment of $50,000, which provided the Company a four-month forbearance as well as paying and additional $150,000 to reduce the balance outstanding at that time. On January 8, 2021, the Company made the final payment of $750,000 as required by this exchange agreement with GPB.

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

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. As of June 30, 2021 and December 31, 2020, and 2019, GPB had earned approximately $35,000 in royalties that are unpaid. Based on the exchange agreement GPB will no longer earn royalties.

As of December 31, 2020, the balance due on the convertible debt was $1,709,414, consisting of principal of $1,362,384 and a prepayment penalty of $347,030. Interest accrued on the note total $1,233,637 at December 31, 2020, and is included in accrued expenses on the accompanying consolidated balance sheet.

The Company used a placement agent in connection with the transaction. For its services, the placement agent received a cash placement fee equal to 4% of the aggregate gross proceeds from the transaction and a warrant to purchase shares of common stock equal to an aggregate of 6% of the total number of shares underlying the securities sold in the transaction, at an exercise price equal to, and terms otherwise identical to, the warrant issued to the investor. Finally, the Company agreed to reimburse the placement agent for its reasonable out-of-pocket expenses. The warrants issued to that placement agent had expired during the six months ended June 30, 2021.

Other Convertible Debt

GHS

Effective May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. GHS converted $12,700 of principal and accrued interest during the year ended December 31, 2019. On December 16, 2020, the Company paid $25,000 on the note balance. At June 30, 2021 the note was paid in full. On December 31, 2020, the balance due on this note was $63,520 including a default penalty of $37,926. Interest accrued on the note totaled $17,816, at December 31, 2020 and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until its matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. As of June 30, 2021, the note was paid in full. At December 31, 2020, the balance due on this note was $14,187, including a default penalty of $4,937. Interest accrued on the note totaled $5,006 at December 31, 2020, and is included in accrued expenses on the accompanying consolidated balance sheet.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). At issuance, the Company recorded a $29,143 beneficial conversion feature, which was fully amortized at December 31, 2019. The accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note will bear interest at a rate of 20% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. At June 30, 2021 the note was paid in full. At December 31, 2020, the balance due on this note was $103,285 and includes a default penalty of $35,285. Interest accrued on the note totals $0 and $39,644 at June 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet.

Auctus

On May 22, 2020, the Company entered into an exchange agreement with Auctus. Based on this agreement the Company exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $328,422 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares at a strike price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for the Company’s stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). During the year ended December 31, 2020, the Company paid $100,000 to reduce the outstanding balance. As of June 30, 2021, the balance was paid in full. At December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

Auctus notes exchanged in the May 22, 2020 transaction

Effective March 20, 2018, the Company entered into a securities purchase with Auctus Fund, LLC (“Auctus”) for the issuance of a $150,000 convertible promissory note and warrants exercisable for 4,262 shares of the Company’s common stock. At issuance, the Company recorded a $97,685 beneficial conversion feature, which was fully amortized at December 31, 2018. The warrants are exercisable at any time, at an exercise price equal to $0.04 per share, subject to certain customary adjustments and price-protection provisions contained in the warrant. The warrants have a five-year term. The note accrued interest at a rate of 12% per year until it matured in December 2018. Beginning December 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. Upon the occurrence of an event of default, the note will bear interest at a rate of 24% per year and the holder of the note may require the Company to redeem or convert the note at 150% of the outstanding principal balance. On May 22, 2020, the default penalty and outstanding interest was exchanged as described in the preceding paragraph. As of June 30, 2021, the note was paid in full. During the year ended December 31, 2020, the Company paid $100,000 to reduce the outstanding balance. As of December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans.

Convertible Notes in default

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On June 30, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date, and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of June 30, 2021 and December 31, 2020, the note outstanding was $168,561(which includes a default penalty of $55,811) and $112,750, respectively. In addition, as of June 30, 2021 and December 31, 2020, unamortized debt issuance costs of $0 and $5,100 and interest of $16,656 and $10,260 are included in accrued expenses on the accompanying consolidated balance sheet, respectively.

The following table summarizes the Convertible notes (including debt in default):

	June 30, 2021		December 31, 2020
GPB	$-	$-	$1,709	$1,709
GHS	-		64
	-		14
	-	-	103	181
Auctus	169	169	-	40
Convertible notes, past due (including debt in default)		$169		$1,930

As of June 30, 2021, the outstanding balances were $168,561 for debt in default for Auctus. At December 31, 2021 the balance of $1,930,000 was past due.

Troubled Debt Restructuring

During 2021, the Company restructured debt with GPB resulting in the exchange of $1,709,000 of convertible debt. This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

11. LONG-TERM DEBT

Long-term Debt – Related Parties

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the debt restructuring exchange agreement and to modify the terms of the original exchange agreement. Under this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement. The modification also included simple interest at a 6% rate, with the principal and accrued interest due in total at the date of maturity or February 18, 2023.

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

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$661
Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236
Exchange for Series F-2 Preferred Stock	(85)
Interest accrued through June 30, 2021	7
Balance outstanding at June 30, 2021	$158

For Dr. Cartwright:

Salary	$337
Bonus	675
Interest on compensation	528
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	$1,621
Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364
Exchange for Series F-2 Preferred Stock	(100)
Interest accrued through June 30, 2021	7
Balance outstanding at June 30, 2021	$271

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note and Mr. Fowler remains on the Company’s health insurance plan. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 3.0%. Mr. Fowler also has a short-term note for $26,400 and $18,718 in accrued interest. Mr. Fowler forgave $86,554 and may forgive up to $259,661 if the Company complies with the repayment plan described above.

Future debt obligations which are recorded in the Long-term debt-related parties includes: $271,000, $158,000 and $150,000 for a total of $579,000 for Dr. Cartwright, Dr. Faupel, and Mr. Fowler, respectively. Future debt obligations at June 30, 2021 for Long-term Debt – Related Parties are as follows (in thousands):

Year	Amount
2021	$-
2022	-
2023	462
2024	43
2025	43
Thereafter	31
Totals	$579

Long-term debt

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24-week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of June 30, 2021 and December 31, 2020, the outstanding balance was $24,331 (this amount is recorded in current portion of long-term debt) and $50,477, including $331 and $293 in accrued interest, respectively. The Company was notified that the application for loan forgiveness was approved in the amount of $23,742 in principal and $234 in interest. The Company is planning on appealing the amount forgiven.

Long-term convertible debt

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which mature on May 17, 2024 (the “Maturity Date”). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into common stock shares at the holder’s option, at a price of $0.50 per common stock share (the “conversion price”), subject to adjustment in certain events, at any time prior to maturity date; 2) upon successful uplist to a U.S. National Exchange, the note will automatically convert into the uplisting financing; 3) each debenture unit will have a right to 1,000 warrants for common stock shares, warrants have an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into common shares, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into common shares at the Conversion Price; 5) Subject to a holder’s option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the common shares is $1.50 per common share or more for each trading day over a 30 consecutive trading day period, the Company may, at any time and from time to time thereafter (the “Redemption Date”), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering common shares to the holders of Convertible Debentures at a deemed price of US$0.50 per common share that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At June 30, 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and accrued interest of $14,103. At June 30, 2021, the Company had also recorded a bond payable discount of $375,000, leaving a net balance of $755,000. At June 30, 2021, the Company had unamortized debt issuance costs of $83,520, for a net balance of $341,597.

Troubled Debt Restructuring

The debt extinguished for Dr. Cartwright, Mr. Fowler and Dr. Faupel meet the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. During the six months ended June 30, 2021, the Company recorded a gain of $86,554 for Mr. Fowler’s debt exchange.

12. INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series D, Series E, Series F and Series F-2 convertible preferred stock, Series G preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders.

In thousands	June 30,
	2021	2020

Net loss	$(1,871)	$(4,049)
Basic weighted average number of shares outstanding	13,226	8,463
Net loss per share (basic)	$(0.14)	$(0.48)
Diluted weighted average number of shares outstanding	13,226	8,463
Net loss per share (diluted)	$(0.14)	$(0.48)

Dilutive equity instruments (number of equivalent units):
Stock options	-	-
Preferred stock	18,316	-
Convertible debt	1,281	31,228
Warrants	17,869	5,341
Total Dilutive instruments	37,466	36,569

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

Troubled Debt Restructuring

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. As of June 30, 2021, the total troubled debt restructuring was $179,000, since this amount has already been recorded as a loss on extinguishment of debt the loss would not have any impact on the per share calculation. As of June 30, 2020, the troubled debt restructuring for Convertible Debt, based on the reduction in warrants outstanding would have an effect on the Company’s diluted earnings per share calculation for June 30, 2020, but not on the basic earnings per share calculation. However, for the six months ended June 30, 2020 the basic and diluted earnings per share would have remained the same as the Company had a loss.

13. SUBSEQUENT EVENTS

On July 22, 2021 the Company held its 2021 Annual Meeting of Stockholders. At this meeting the following proposals were approved: (1) the election of the director-nominees (the “Directors”) of the Company’s board of directors (the “Board”); (2) the ratification of the appointment of UHY LLP as the Company’s independent registered public accounting firm; (3) an amendment to the Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to enable a potential reverse split of the issued and outstanding shares of Common Stock at a ratio of up to 1-for-20, with such ratio to be determined at the sole discretion of the Board and with such reverse split to be effected at such time and date on or before December 31, 2021, if at all, as determined by the Board in its sole discretion (the “Reverse Split Proposal”); (4)the adoption of an amendment to the Certificate of Incorporation, to, among other things, decrease the Company’s authorized common stock from 3,000,000,000 shares to 500,000,000 shares (the “Charter Proposal”); (5) the adoption of an amendment to the Company’s Certificate of Designation of the Series F preferred stock to increase the number of authorized shares from 1,500 to 4,000 with such increase to be determined at the sole discretion of the Board and with such increase to be effected at such time and date on or before December 31, 2021, if at all, as determined by the Board in its sole discretion (the “Series F Increase”); (6) the approval, on an advisory basis, of the compensation of our named executive officers (“Compensation of Executive Officers”); and (7) approval of the frequency of conducting future stockholder advisory votes on the compensation of named executive officers, the options being one year, two years or three years (“Frequency Proposal”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report which express “belief,” “anticipation” or “expectation,” as well as other statements which are not historical facts, are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under “Risk Factors” below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2020 and subsequently filed quarterly reports on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

•

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2021 we have an accumulated deficit of approximately $141.8 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2020, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2021 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $0.5 to $1.0 million in LuViva devices and disposables in 2021 and expect those purchase orders to result in actual sales of $0.2 to $0.5 million in 2021, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the three months ended June 30, 2021 and 2020 were approximately $2,000 and nil, respectively. Revenues for the three months ended June 30, 2021 were $2,000 higher when compared to the same period in 2020, due to no sales activity in 2020. Related cost of sales was approximately $0 and $6,000 in the three months ended June 30, 2021 and 2020, respectively. Cost of sales for the three months ended June 30, 2021, were $6,000 lower when compared to the same period in 2020, due to inventory write off in 2020 This resulted in a gross profit of approximately $2,000 on the sales of devices and disposables for the three months ended June 30, 2021 compared with a gross loss of approximately $6,000 for the same period in 2020.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2021, decreased to approximately $20,000, from approximately $55,000 to the same period in 2020. The decrease of $35,000, or 64%, was primarily due to a reduction in research and development clinical costs and payroll expenses.

Sales and Marketing Expenses: Sales and marketing for the three months ended June 30, 2021, decreased to approximately $30,000, from approximately $37,000 to the same period in 2020. The decrease of $7,000, or 16%, was primarily due to a decrease in sales and marketing rent and storage related expenses.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2021, increased to approximately $513,000, compared to $271,000 for the same period in 2020. The increase of approximately $242,000, or 89%, was primarily related to higher consulting expenses of $228,000 for warrants issued to finders in the capital raises.

Other Income: Other income for the three months ended June 30, 2021, decreased to approximately $27,000, compared to $50,000 for the same period in 2020. The decrease of $23,000 or 47% was primarily the result of $26,000 in write off of accrued salaries.

Interest Expense: Interest expense for the three months ended June 30, 2021 increased to approximately $315,000, compared to $308,000 for the same period in 2020. The increase of approximately $7,000, or 2%, was primarily related to higher interest payments in 2021 compared to 2020.

Loss/Gain from extinguishment of debt: Loss from extinguishment of debt for the three months ended June 30, 2021 decreased to approximately $185,000, compared to a loss from extinguishment of debt of $343,000 for the same period in 2020. The decrease of approximately $158,000, or 46%, was primarily related to a $350,000 prepayment penalty recorded, gain from debt extinguished in 2021 compared to a loss on debt extinguished in 2020, a gain from the extinguishment of the derivative liability and $24,000 in forgiveness of PPP loan.

Change in Fair Value of Warrants: Change in fair value of warrants for the three months ended June 30, 2021, decreased to approximately nil compared to $5,779,000 for the same period in 2020. The decrease of approximately $5,779,000, or 100% was primarily due to an increase in the number of common stock warrants outstanding, the exchange of common stock warrants for fixed price common stock warrants, the exchange of debt and for favorable changes in warrant conversion prices and increase in stock price in the three months ended June 30, 2020.

Net loss: Net loss attributable to common stockholders decreased to approximately $1,159,000, or $0.09 per share, for the three months ended June 30, 2021, from a net loss of $6,766,000, or $0.57 per share, for the same period in 2020. The decrease in the net loss of $5,550,000, or 83% was for reasons outlined above.

There was no income tax benefit recorded for the three months ended June 30, 2021 or 2020, due to recurring net operating losses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the six months ended June 30, 2021 and 2020 were approximately $2,000 and nil, respectively. Revenues for the six months ended June 30, 2021 were $2,000 higher when compared to the same period in 2020, due to no sales activity in 2020. Related cost of sales was approximately $0 and $6,000 in the six months ended June 30, 2021 and 2020, respectively. Cost of sales for the six months ended June 30, 2021, were $6,000 lower when compared to the same period in 2020, due to inventory write off in 2021. This resulted in a gross profit of approximately $2,000 on the sales of devices and disposables for the six months ended June 30, 2021 compared with a gross loss of approximately $6,000 for the same period in 2020.

Research and Development Expenses: Research and development expenses for the six months ended June 30, 2021, decreased to approximately $36,000, from approximately $80,000 to the same period in 2020. The decrease of $44,000, or 55%, was primarily due to a reduction in research and development clinical costs and payroll expenses.

Sales and Marketing Expenses: Sales and marketing for the six months ended June 30, 2021, decreased to approximately $66,000, from approximately $71,000 to the same period in 2020. The decrease of $5,000, or 7%, was primarily due to a decrease in sales and marketing rent and storage related expenses.

General and Administrative Expense: General and administrative expenses for the six months ended June 30, 2021, increased to approximately $1,340,000, compared to $453,000 for the same period in 2020. The increase of approximately $887,000, or 196%, was primarily related to higher compensation expenses incurred during the same period and the recording of a charge of $398,000 for warrants issued to Mr. Blumberg for consulting services and consulting expenses of $228,000 for warrants issued to finders in the capital raises.

Other Income: Other income for the six months ended June 30, 2021 decreased to approximately $27,000, compared to $51,000 for the same period in 2020. In the six months ended June 30, 2021 the amounts were primarily the result of $26,000 in write off of accrued salaries.

Interest Expense: Interest expense for the six months ended June 30, 2021 decreased to approximately $456,000, compared to $594,000 for the same period in 2020. The increase of approximately $138,000, or 23%, was primarily related to lower interest payments for the six months ended June 30, 2021 compared to the same period in 2020.

Change in fair value of derivative liability: Change in fair value of derivative liability for the three months ended 2021 increased to approximately $88,000, compared to nil for the same period in 2020. The increase of approximately $88,000, or 100%, was primarily related to the change in the value of the derivative liability.

Loss/Gain from extinguishment of debt: Loss from extinguishment of debt for the six months ended June 30, 2021 decreased to approximately a loss of $185,000, compared to a loss of $316,000 for the same period in 2020. The decrease of approximately $131,000, or 41%, was primarily related to a $350,000 prepayment penalty recorded, gain from debt extinguished in 2021 compared to a loss on debt extinguished in 2020, a gain from the extinguishment of the derivative liability and $24,000 in forgiveness of PPP loan.

Change in Fair Value of Warrants: Fair value of warrants recovery for the six months ended June 30, 2021, increased to approximately $448,000 compared to change in fair value of warrants of $2,551,000 for the same period in 2020. The decrease of approximately ($2,999,000), or 118% was primarily due to the recording of the debt exchange for the debt to GPB and the elimination of the warrant liability and due to favorable significant changes in warrant conversion prices and increase in stock price in the six months ended June 30, 2020.

Net loss/ Income: Net loss attributable to common stockholders increased to approximately $1,871,000, or $0.14 per share, for the six months ended June 30, 2021, from a net loss of $4,049,000, or $0.48 per share, for the same period in 2020. The decrease in the net loss of $2,178,000, or 54% was for reasons outlined above.

There was no income tax benefit recorded for the six months ended June 30, 2021 or 2019, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. At June 30, 2021, we had cash of approximately $0.9 million and a negative working capital of approximately $4.0 million.

Our major cash flows for the six months ended June 30, 2021 consisted of cash out-flows of $1.0 million from operations, including approximately $1.7 million of net loss, and a net change from financing activities of $1.7 million, which primarily represented the proceeds received from issuance of preferred stock, long-term debt and exchanged outstanding debt.

Capital resources for 2021

During 2021, we received 10% debenture unit investments in the amount of $1,130,000. These investors received a total of 1,130,000 warrants for common stock shares. The debentures are convertible into 2,260,000 of our common stock shares.

During 2021, we received equity investments in the amount of $2,114,000. These investors received a total of 2,114 Series F and Series F-2 preferred stock (if the Investor elects to convert their Series F or Series F-2 preferred stock, each Series F or Series F-2 preferred stock share converts into 4,000 shares of our common stock shares).

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

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.25)	Warrants (Exercise $0.75)	Warrants (Exercise $0.20)	Warrants (Exercise $0.15)	Warrants (Exercise $0.50)

Aquarius	$145,544	$107,500	$38,044	291,088	145,544	145,544	-	-	-
K2 Medical (Shenghuo)[3]	803,653	771,927	31,726	1,905,270	704,334	704,334	496,602	-	-
Mr. Blumberg	305,320	292,290	13,030	1,167,630	119,656	119,656	928,318	-	-
Mr. Case	179,291	150,000	29,291	896,456	-	-	896,456	-	-
Mr. Grimm	51,110	50,000	1,110	255,548	-	-	255,548	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	-	556,136	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	-	77,885	-	-
Dr. Imhoff[2]	400,417	363,480	36,937	1,699,255	100,944	100,944	1,497,367	-	-
Ms. Rosenstock[1]	50,000	50,000	-	100,000	50,000	50,000	-	-	-
Mr. James[2]	2,286	2,000	286	7,745	1,227	1,227	5,291	-	-
Auctus	328,422	249,119	79,303	500,000	-	-	-	700,000	-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	-	500,000
Mr. Wells[4]	220,000	220,000	-	-	-	-	-	-	-
	$2,737,847	$2,496,316	$241,531	7,957,013	1,121,705	1,121,705	4,713,603	700,000	500,000

1 Ms. Rosenstock also forgave $28,986 in debt.

2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.

3 Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

4 Mr. Wells will also receive 66,000 common share stock options; the details of which are explained above.

On January 16, 2020, we entered into an exchange agreement with GPB. Under the terms of this exchange agreement, we will exchange $3,360,811 of debt outstanding as of December 12, 2019 for the following: (1) a cash payment of $1,500,000, (2) 7,185,000 warrants to purchase common stock, previously outstanding, would be exchanged for new warrants to purchase common stock shares at a strike price of $0.20 and (3) a certain amount of preferred stock shares for the remaining balance outstanding upon the final exchange date. On January 8, 2021, we made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On March 31, 2021, we issued 2,236 series F-2 preferred stock shares in accordance with the terms of the agreement.

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at a rate of 12% per year. In default as of June 30, 2021.

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

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $304,250 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares with an exercise price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 black scholes fair valuation). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt). As of June 30, 2021, the note had been paid off.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2021 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

______________

*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

/s/ Gene S. Cartwright
By:	Gene S. Cartwright
President, Chief Executive Officer and
Acting Chief Financial Officer

Date:	August 18, 2021

