Form 10-Q
period 2021-09-30
GUIDED THERAPEUTICS INC
filed 2021-11-15
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 13,633,583 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)
	September 30,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash and cash equivalents	$541	$182
Accounts receivable, net of allowance for doubtful accounts of $126 at September 30, 2021 and December 31, 2020	24	24
Inventory, net of reserves of $785 and $758 at September 30, 2021 and December 31, 2020, respectively	590	605
Other current assets	173	85
Total current assets	1,328	896

Non-Current Assets:
Property and equipment, net	11	1
Operating lease right-of-use assets, net of amortization	388	453
Other assets	17	-
Total non-current assets	416	454

TOTAL ASSETS	$1,744	$1,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,220	$2,419
Accounts payable, related parties	94	116
Accrued iabilities	1,380	2,995
Deferred revenue	278	42
Current portion of lease liability	64	56
Current portion of long-term debt	18	28
Notes payable in default	-	328
Notes payable in default, related parties	-	1
Short-term notes payable	83	45
Short-term notes payable, related parties	50	51
Convertible notes payable in default	161	-
Convertible notes payable, past due	-	1,930
Short-term convertible notes payable	728	951
Total current liabilities	5,076	8,962

Long-Term Liabilities
Warrants, at fair value	-	2,203
Long-term lease Liabilities	343	392
Derivative liability	30	25
Long-term convertible debt	787	23
Long-term debt, related parties	586	600
Total long-term liabilities	1,746	3,243

Total liabilities	6,822	12,205

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2021 and December 31, 2020. Liquidation preference of $286 at September 30, 2021 and December 31, 2020.	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of September 30, 2021 and December 31, 2020. Liquidation preference of $1,049 at September 30, 2021 and December 31, 2020.	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of September 30, 2021 and December 31, 2020. Liquidation preference of $3,263 at September 30, 2021 and December 31, 2020.	531	531
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized,0.8 shares issued and outstanding as of September 30, 2021 and December 31, 2020. Liquidation preference of $763 at September 30, 2021 and December 31, 2020, respectively.	276	276
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 1.7 shares issued and outstanding as of September 30, 2021 and December 31, 2020. Liquidation preference of $1,736 at September 30, 2021 and December 31, 2020.	1,639	1,639
Series F convertible preferred stock, $.001 par value; 1.5 shares authorized, 1.4 and nil shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Liquidation preference of $1,436 and nil at September 30, 2021 and December 31, 2020, respectively.	1,195	-
Series F-2 convertible preferred stock, $.001 par value; 5.0 shares authorized, 3.3 and nil shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Liquidation preference of $3,339 and nil at September 30, 2021 and December 31, 2020, respectively.	2,963	-
Series G convertible preferred stock, $.001 par value; 1,000 shares authorized, nil shares issued and outstanding as of September 30, 2021 and December 31, 2020. Liquidation preference was nil at September 30, 2021 and December 31, 2020.	-	-
Common stock, $.001 par value; 3,000,000 shares authorized, 13,607 and 13,138 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,403	3,403
Additional paid-in capital	126,650	123,109
Treasury stock at cost	(132)	(132)
Accumulated deficit	(141,878)	(139,956)

Total stockholders’ deficit	(5,078)	(10,855)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,744	$1,350

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sales - devices and disposables	$19	$77	$21	$77
Cost of goods sold	42	12	42	19
Gross profit (loss)	(23)	65	(21)	58

Operating expenses:
Research and development	16	41	52	121
Sales and marketing	41	36	107	107
General and administrative	407	141	1,747	593
Total operating expenses	464	218	1,906	821

Loss from operations	(487)	(153)	(1,927)	(764)

Other income (expenses):
Interest expense	(594)	(317)	(1,050)	(910)
Change in fair value of derivative liability	(1)	(36)	(89)	(36)
Gain (loss) from extinguishment of debt	763	20	578	(296)
Change in fair value of warrants	-	2,061	448	(490)
Other income/loss	387	-	414	51
Total other income (expense)	555	1,728	301	(1,681)

Net income (loss)	68	1,575	(1,626)	(2,445)
Preferred stock dividends	(119)	(46)	(296)	(75)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(51)	$1,529	$(1,922)	$(2,520)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.00)	$0.12	$(0.14)	$(0.25)
Diluted	$(0.00)	$0.03	$(0.14)	$(0.25)

Weighted average shares outstanding
Basic	13,417	12,995	13,291	9,985
Diluted	13,417	60,331	13,291	9,985

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
Balance at September 30, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2	$1,639	1	$1,195	3	$2,963	62	$-
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	(62)	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Conversion of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
Balance at September 30, 2021	2	$1,639	1	$1,195	3	$2,963	-	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2021	13,297	$3,403	$126,353	$(132)	$(141,827.00)	$(5,324)
Series F preferred offering	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-		-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-
Series G redemption	-	-				-
Issuance of common stock for payment of Series D preferred dividends	22	-	11	-	-	11
Issuance of common stock for payment of Series E preferred dividends	288	-	118	-	-	118
Issuance of warrants to consultants	-	-	112	-	-	112
Conversion of warrants from liability to equity			-			-
Stock based compensation	-	-	56	-	-	56
Accrued preferred dividends	-	-	-	-	(119)	(119)
Net income		-	-	-	68	68
Balance at September 30, 2021	13,607	$3,403	$126,650	$(132)	$(141,878)	$(5,078)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	-	$105	1	$170	3	$531	1	$276
Issuance of preferred stock in financing	-	-	-	-	-	-	-	-
Conversion of debt into common stock	-	-	-	-	-	-	-	-
Issuance of common stock in financing	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	107	-
Stock based compensation	-	-	-	-	-	-	-	-
Accrued series D preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2020	-	$105	1	$170	3	$531	108	$276

	Preferred Stock				Additional
	Series E		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2020	1	$798	12,764	$3,403	$122,030	$(132)	$(143,604)	$(16,423)
Issuance of preferred stock in financing	1	741	-	-	-	-	-	741
Conversion of debt into common stock	-	-	175	-	50	-		50
Issuance of common stock in financing	-	-	50	1	5	-	-	6
Issuance of common stock for payment of Series D preferred dividends	-	-	107	-	26	-	-	26
Stock based compensation	-	-	-	-	251	-	-	251
Accrued series D preferred stock dividends	-	-	-	-	-	-	(46)	(46)
Net loss	-	-		-	-	-	1,575	1,575
Balance at September 30, 2020	2	$1,539	13,096	$3,404	$122,362	$(132)	$(142,075)	$(13,820)

   The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Beneficial conversion feature of warrants issued with debt	-	-	-	-	-	-	-	-
Conversion of warrants from liabilities to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	2	$1,639	-	$-	-	$-	-	$-
Series F preferred offering	-	-	1	1,195	-	-	-	-
Series F-2 preferred offering	-	-	-	-	1	404	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	2	2,559	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	153	-
Series G redemption	-	-	-	-	-	-	(153)	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Beneficial conversion feature of warrants issued with debt	-	-	-	-	-	-	-	-
Conversion of warrants from liabilities to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2021	2	$1,639	1	$1,195	3	$2,963	-	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series F preferred offering	-	-	-	-	-	1,195
Series F-2 preferred offering	-	-	-	-		404
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	2,559
Issuance of common stock to finders	98	-	54	-	-	54
Series G preferred offering	-	-	-	-	-	-
Series G redemption	-	-	-			-
Issuance of common stock for payment of Series D preferred dividends	83	-	39	-	-	39
Issuance of common stock for payment of Series E preferred dividends	288	-	118	-	-	118
Issuance of warrants to consultants	-	-	1,093	-	-	1,093
Warrants issued with debt	-	-	304	-	-	304
Conversion of warrants from liabilities to equity	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	178	-	-	178
Accrued preferred dividends	-	-	-	-	(296)	(296)
Net loss		-	-	-	(1,626)	(1,626)
Balance at September 30, 2021	13,607	$3,403	$126,650	$(132)	$(141,878)	$(5,078)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	-	$105	1	$170	3	$531	-	$-
Issuance of preferred stock in financing	-	-	-	-	-	-	1	276
Conversion of debt into common stock	-	-	-	-	-	-	-	-
Issuance of common stock in financing	-	-	-	-	-	-	-	-
Issuance of warrants in financing	-	-	-	-	-	-	-	-
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	107	-
Beneficial conversion feature of debt	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-
Accrued series D preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2020	-	$105	1	$170	3	$531	108	$276

	Preferred Stock				Additional
	Series E		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2019	-	$-	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	2	1,539	-	-	-	-	-	1,815
Conversion of debt into common stock	-	-	8,132	8	2,921	-		2,929
Issuance of common stock in financing	-	-	1,526	2	460	-	-	462
Issuance of warrants in financing	-	-	-	-	70	-	-	70
Issuance of common stock for manufacturing agreements	-	-	12	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	107	-	26	-	-	26
Beneficial conversion feature of debt	-	-	-	-	82	-	-	82
Stock based compensation	-	-	-	-	251	-	-	251
Accrued series D preferred stock dividends	-	-	-	-	-	-	(75)	(75)
Net loss	-	-		-	-	-	(2,445)	(2,445)
Balance at September 30, 2020	2	$1,539	13,096	$3,404	$122,362	$(132)	$(142,075)	$(13,820)

    The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,626)		$(2,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-		13
Depreciation	1		-
Amortization of debt issuance costs and discounts	250		297
Amortization of beneficial conversion feature	37		78
Stock based compensation	178		251
Change in fair value of warrants	(448)		490
Extinguishment of derivative liability	(84)		296
Change in fair value of derivatives	89		36
Amortization of lease right-of-use-asset	66		-
Expense for warrants issued to consultants	585		-
Gain from forgiveness of debt	(578)		-
Other non-cash expenses (income)	109		-
Change in operating assets and liabilities:
Accounts receivable	-		(1)
Inventory	14		(5)
Other current assets	(88)		(532)
Other non-current assets	(17)		18
Accounts payable and accrued liabilities	(435)		19
Lease liabilities	(41)		-
Deferred revenue	237		(59)
NET CASH USED IN OPERATING ACTIVITIES	(1,751)		(1,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)		(1)
NET CASH USED FOR INVESTING ACTIVITIES	(10)		(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	1,248		519
Payments made on notes payable	(1,415)		(959)
Payments of debt issuance costs	(86)		-
Note payable default penalty	398		-
Proceeds from issuance of Series E preferred stock	-		1,539
Proceeds from issuance of common stock, net of costs	-		128
Proceeds from Series F offering, net of costs	1,436		-
Proceeds from Series F-2 offering, net of costs	539		-
Proceeds from Series G offering, net of costs	125		-
Redemption of Series G preferred stock	(125)		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,120		1,227

NET CHANGE IN CASH	359		(318)

Cash at beginning of period	182		899

CASH AT END OF PERIOD	$541		$581

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$552		$229

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$296		$75
Debt from related parties exchanged for preferred series F-2	$323		$-
Issuance of series F-2 preferred stock	$2,236	$
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$377		$-
Settlement of dividends through common stock issuance	$157		$26
Settlement of accounts payable through common stock issuance	$62		$-
Warrants exchanged for fixed price warrants	$1,755		$70
Warrants issued with debt	$304		$-
Issuance of common stock as debt repayment	$-		$2,832
Subscription receivable	$-		$635

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2020 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2020. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of September 30, 2021 and December 31, 2020, and the consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2021 and 2020 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2021, it had an accumulated deficit of approximately $141.9 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision makers are the Chief Executive Officer and its Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At September 30, 2021, the Company had a negative working capital of approximately $3.7 million, accumulated deficit of $141.9 million, and incurred a net loss including preferred dividends of $1.9 million for the nine months then ended. Stockholders’ deficit totaled approximately $5.1 million at September 30, 2021, primarily due to recurring net losses from operations.

During the nine-month period ended September 30, 2021, the Company raised $3.2 million of funds from the sale of preferred stock and 10% convertible debentures. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 30.1 million shares of its common stock outstanding at September 30, 2021, with exercise prices ranging between $0.15 and $0.80 per share. Exercises of in-the-money warrants would generate a total of approximately $5.7 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Accounting Standard Updates

FASB ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” – Issued in May 2021, ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. We have elected to early adopt ASU 2021-04 in the third quarter of 2021. Adoption of this standard had no material impact on our consolidated financial statements.

FASB ASU NO. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” – Issued in August 2020, ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in are classification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company has early adopted ASU No. 2020-06 under a modified retrospective basis on January 1, 2021. Adoption had no material impact on our consolidated financial statements.

FASB ASU NO. 2019-12, “Simplifying the Accounting for Income Taxes” – Issued in December 2019, the amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending other areas of Topic 740. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021. Adoption had no material impact on our consolidated financial statements.

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

Accounts Receivable

The Company performs periodic credit evaluations of its distributors’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. Uncollectibility is determined based on the determination that a distributor will not be able to make payment and the time frame has exceeded one year. The Company does not accrue interest receivables on past due accounts receivable.

Concentrations of Credit Risk

The Company, from time to time during the years covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. As of September 30, 2021 and December 31, 2020, our inventories were as follows:

	(in thousands)
	September 30,	December 31,
	2021	2020

Raw materials	$1,256	$1,276
Work-in-progress	86	80
Finished goods	33	7
Inventory reserve	(785)	(758)

Total inventory	$590	$605

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at September 30, 2021 and December 31, 2020:

	(in thousands)
	September 30,	December 31,
	2021	2020

Equipment	$1,052	$1,042
Software	652	652
Furniture and fixtures	41	41
Leasehold improvements	12	12

Subtotal	1,757	1,747
Less accumulated depreciation	(1,746)	(1,746)
Property, equipment and leasehold improvements, net	$11	$1

During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company disposed of approximately nil and $647,000 of property and equipment that was fully depreciated, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2021 and 2020 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated to approximately $14,800 and $17,000 for the nine months ended September 30, 2021 and 2020, respectively.

Leases

A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

Where an operating lease contains extension options that the Company is reasonably certain to exercise, the extension period is included in the calculation of the right-of-use assets and lease liabilities.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. See Note 7 – Commitments and Contingencies.

Accrued Liabilities

Accrued liabilities as of September 30, 2021 and December 31, 2020 are summarized as follows:

	(in thousands)
	September 30, 2021	December 31, 2021

Compensation	$745	$1,094
Professional fees	36	83
Interest	211	1,517
Vacation	44	34
Preferred dividends	298	202
Other accrued expenses	46	65
Total	$1,380	$2,995

Subscription receivables

Cash received from investors for common stock shares that has not completed processing is recorded as a liability to subscription receivables.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers, establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, revenue-based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps:

•	Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled.

•	Step 2 – Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract.

•	Step 3 – Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties.

•	Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted.

•	Step 5 – Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

The Company did not recognize material revenues during the nine-month periods ended September 30, 2021 or 2020. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of September 30, 2021, and December 31, 2020, the Company had $278,000 and $42,000 in deferred revenue, respectively.

Significant Distributors

As of September 30, 2021, accounts receivable outstanding was $149,000, the outstanding amount was netted against a $126,000 allowance, leaving a balance of $24,000 which was from one distributor. As of December 31, 2020, accounts receivable outstanding was $150,000, the outstanding amount was netted against a $126,000 allowance, leaving a balance of $24,000 which was from one distributor.

Research and Development

Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties and costs associated with internal and contracted clinical trials. All research and development costs are expensed as incurred.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes”. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50.0% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

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

Stock Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. The Company determines the fair value of stock options using the Black-Scholes model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value of stock-based awards is expensed over the requisite service periods of the awards. The Company accounts for forfeitures of stock-based awards as they occur.

The Black-Scholes option pricing model requires the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future.

Beneficial Conversion Features of Convertible Securities

The Company has adopted the provisions of ASU 2017-11 to account for the down round features of warrants issued with private placements effective as of January 1, 2020. In doing so, warrants with a down round feature previously treated as derivative liabilities in the consolidated balance sheet and measured at fair value are henceforth treated as equity, with no adjustment for changes in fair value at each reporting period. Previously, the Company accounted for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free-standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

The Company records its derivative activities at fair value. As of September 30, 2021 we had one instrument that we valued for the derivative liability associated with the bifurcated conversion option of the Auctus loan for $400,000 ($700,000 of the $1,100,000 was paid in during the nine months ended September 30, 2021). There was no movement of instruments between fair value hierarchy tiers during the nine months ended September 30, 2021.

The following tables present the fair value of those liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value at September 30, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	$-	$-	$(30)	$(30)

Total long-term liabilities at fair value	$-	$-	$(30)	$(30)

	Fair Value at December 31, 2020 (in thousands)
	Level 1	Level 2	Level 3	Total

Warrants issued in connection with Senior Secured Debt	$	$	(2,203)	$(2,203)
Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	-	-	(25)	(25)

Total long-term liabilities at fair value	$-	$-	$(2,228)	$(2,228)

The following is a summary of changes to Level 3 instruments during the nine months ended September 30, 2021:

	(in thousands)
	Senior Secured Debt	Derivative	Total

Balance, December 31, 2020	$(2,203)	$(25)	$(2,228)
Change in the terms of warrants previously recorded as a liability and now reclassified to equity	1,755	-	1,755
Change in value due to warrants expiring during the year	448	-	448
Extinguishment of derivative liability due to payoff of $700,000 loan to Auctus	-	84	-
Change in fair value during the year	-	(89)	(89)

Balance, September 30, 2021	$-	$(30)	$(114)

4. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 3,000,000,000 shares of common stock with $0.001 par value. As of September 30, 2021 and December 31,2020 13,607,609 and 13,138,282 shares were issued and outstanding, respectively.

During the nine months ended September 30, 2021, the Company issued 469,327 shares of common stock as listed below:

Number of Shares

Shares issued for payment of Series D dividends	83,065
Shares issued for payment of Series E dividends	288,262
Shares issued for payment of finder fee	98,000
Issued during the nine months ended September 30, 2021	469,327

Summary table of common stock share transactions:
Balance at December 31, 2020	13,138,282
Issued in 2021	469,327
Balance at September 30, 2021	13,607,609

Investments

During 2021, the Company received 10% debenture unit investments in the amount of $1,130,000 and incurred fees due on these debentures of $86,400. The Company also issued the finders 413,600 warrants for the Company’s common stock shares. The investors received a total of 1,130,000 warrants for common stock shares. The debentures are convertible into 2,260,000 of the Company’s common stock shares.

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

During 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $132,000, net to the Company is $125,000, for 153,000 shares of Series G preferred stock. As of September 30, 2021, all Series G preferred shares were redeemed.

Debt Exchanges - 2021

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On June 30, 2021, the Company issued 2,236 series F-2 preferred stock shares in accordance with the terms of the agreement (see Note 10 – Convertible Debt).

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg for 88 Series F-2 preferred stock shares.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and will be payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 6.18%. Mr. Fowler also has a short-term note for $26,400 and $18,718 in accrued interest. Mr. Fowler forgave $86,554 and will forgive up to $259,661 if the Company complies with the repayment plan described above.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At September 30, 2021 and December 31, 2020, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of September 30, 2021. Upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At September 30, 2021 and December 31, 2020, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock.

The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. As of September 30, 2021, these warrants had expired.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049 shares were issued and outstanding at September 30, 2021 and December 31, 2020. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2021 and December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

At September 30, 2021 and December 31, 2020, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 2,098,500 common stock shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2021 and December 31, 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 6,524,500 common stock shares.

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

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 763 of which remain outstanding as of September 30, 2021. On January 8, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period. If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of September 30, 2021, none of the 763 Series D Preferred Shares have been converted to secured debt.

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

During the nine months ended September 30, 2021, the Company issued 83,065 common stock shares for the payment of accrued Series D Preferred Stock dividends. As of September 30, 2021, the Company had accrued dividends of $14,306.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 1,736 of which remain outstanding. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

Each share of Series E Preferred Stock has a par value of $0.001 per share and a Stated Value equal to $1,000, subject to increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, following the listing of the Company’s common stock on certain Canadian trading markets and at the option of the Company, shares of common stock.

During the nine months ended September 30, 2021, the Company issued 288,262 common stock shares for the payment of Series E Preferred Stock dividends accrued. As of September 30, 2021, the Company had accrued dividends of $19,811.

Series F Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,436 of which are issued and outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F Preferred Stock is $1,436.

Each share of Series F Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series F Preferred. If the average of the VWAPs (as defined in the Series F Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of September 30, 2021, the Company had not issued shares as payment of Series F Preferred Stock dividends. As of September 30, 2021, the Company had accrued dividends of $44,199.

Series F-2 Convertible Preferred Stock

The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 3,237 of which are issued and outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F-2 Preferred Stock is $3,339. Below is a summary of the debt exchanges.

On January 8, 2021, the Company made the final payment of $750,000 out of the total $1,500,000 as required by this exchange agreement with GPB. On February 24, 2021, the Company agree to issue 2,236 Series F-2 preferred stock shares in accordance with the terms of the agreement (see Note 10 – Convertible Debt).

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

On March 10, 2021, the Company exchanged $88,000 in accrued consulting fees for Mr. Blumberg for 88 shares of Series F-2 preferred stock shares.

On March 22, 2021, the Company exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), a $150,000 unsecured note. Mr. Fowler forgave $86,554 and will forgive up to $259,661 if the Company complies in full with the repayment plan.

Each share of Series F-2 Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price”). The conversion of Series F-2 Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holders of the Series F-2 Preferred. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of September 30, 2021, the Company had not issued shares as payment of Series F-2 Preferred Stock dividends. As of September 30, 2021, the Company had accrued dividends of $99,593.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. On July 8, 2021, the Company redeemed the February 2021 investment of $50,000 for $78,094. The difference of $28,094 was recorded as interest expense. As of September 30, 2021, the amount outstanding was nil.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2021:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, January 1, 2021	28,324,275	$0.25
Warrants granted	3,504,300	$0.48
Warrants cancelled/expired	(1,729,662)	$0.04
Outstanding, September 30, 2021	30,098,913	$0.29

5. STOCK OPTIONS

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

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of January 1, 2021	1,800,000	$0.49
Options granted	25,000	$0.48
Options exercised	-	$-
Options forfeited	(167,614)	$0.48
Options expired	-	$-
Options outstanding as of September 30, 2021	1,657,386	$0.49	8.8 years	$127
Options exercisable as of September 30, 2021	1,009,705	$0.49	8.8 years	$71

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of September 30, 2021 and the exercise price, multiplied by the number of options. As of September 30, 2021, there was $312,693 total unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 1.75 years. The weighted-average fair value of awards granted was $0.47 and $0.48 during the nine months ended September 30, 2021 and 2020, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation expense:

	September 30,	September 30,
	2021	2020
Expected term (years)	10 years	10 years
Volatility	153.1%	153.12%
Risk-free interest rate	0.98%	0.98%
Dividend yield	0.00%	0.00%

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

As of September 30, 2021, and December 31, 2020, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The below table presents total operating lease right-of-use assets and lease liabilities as of September 30, 2021:

(in thousands)
Nine Months Ended September 30,
2021
Operating lease right-of-use assets	$388
Operating lease liabilities	$407

The table below presents the maturities of operating lease liabilities as of September 30, 2021:

(in thousands)
Operating
Leases
2021	$26
2022	108
2023	112
2024	115
2025	118
Thereafter	50
Total future lease payments	529
Less: discount	(122)
Total lease liabilities	$407

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

Nine Months Ended September 30,
2021
Weighted average remaining lease term (years)	4.5
Weighted average discount rate	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. During the nine months ended September 30, 2021, the Company recognized $556,111 of consulting expenses as a result of this agreement, which includes twelve months of expense for the year ended December 31, 2020. If the Company had properly accounted for the straight-line expensing of these services in 2020, net loss would have increased by $318,000 for a total net loss of $719,000 for the year ended December 31, 2020 and accumulated deficit would have increased to $140.2 million as of December 31, 2020. Unrecognized consulting expense to be recognized under this agreement is $158,889 as of September 30, 2021.

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

On September 30, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. Additionally, issuance of the warrants is now predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services, which involve obtaining financing. The Company will recognize expense for the services equal to the fair value of the warrants issued to Mr. Blumberg as the services are provided, which will coincide with the successful execution of a financing agreement over $1,000,000. The Company concluded that as of September 30, 2021, there is no longer a liability due to Mr. Blumberg of $350,000. The liability was written off in the third quarter of 2021 and a gain of $350,000 was recognized in non-operating income.

Other Commitments

On July 24, 2019, Shandong Yaohua Medical Instrument Corporation (“SMI”), agreed to modify its existing agreement. Under the terms of this modification, the Company agreed to grant (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the following terms and conditions. First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 common stock shares. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after CFDA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacturing. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions.

On August 12, 2021, the Company executed an amendment to its agreement with SMI, which established a payment schedule for the balance owed by SMI to the Company for outstanding purchase orders. The Company received $233,635 from SMI during the three months ended September 30, 2021. The remaining balance owed for outstanding purchase orders was $277,000 as of September 30, 2021. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LaViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LaViva.

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

8. NOTES PAYABLE

Notes Payable in Default

At September 30, 2021 and December 31, 2020, the Company maintained notes payable to both related and non-related parties totaling approximately nil and $329,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 0% and 10% and have default rates as high as 20%. As described in Note 4: “Stockholders’ Deficit,” certain notes payable in default outstanding had been exchanged for equity and cash as described in the note.

During the three months ended September 30, 2021, the Company obtained a legal opinion as to how the applicable statute of limitations effects the status of the note payable due to Mr. Mermelstein and determined that the Company can no longer be required to repay the note as of September 30, 2021. As a result of the opinion, the note payable of $285,244 and accrued interest of $32,945 was written off during the third quarter of 2021.

During 2021, notes payable of $1,000 due to Dr. Cartwright were paid off and notes payable of $26,000 due to Mr. Fowler were brought current and not in default. The note payable to GPB was exchanged as part of the exchange as described in Note 10: “Convertible Debt”.

The following table summarizes notes payable in default, including related parties (in thousands):

	September 30, 2021	December 31, 2020
Mr. Mermelstein	$-	$285
Dr. Cartwright	-	1
Mr. Fowler	-	26
GPB	-	17
Notes payable in default	$-	$329

The notes payable in default to related parties was $27,000 of the $329,000 balance as of December 31, 2020.

Short Term Notes Payable

At September 30, 2021 and December 31, 2020, the Company maintained short term notes payable to both related and non-related parties totaling $132,812 and $96,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 4.3% and 16%, or 18% in the event of default.

On July 4, 2021, the Company entered into a premium finance agreement to finance its insurance policies totaling $117,560. The note requires monthly payments of $11,968, including interest at 4.3% and matured in April 2022. As of September 30, 2021, the balance on that note was $82,881.

On July 4, 2020, the Company entered into a premium finance agreement to finance its insurance policies totaling $109,000. The note requires monthly payments of $11,299, including interest at 4.968% and matured in April 2021. As of September 30, 2021, the balance was paid.

During 2019, the Company issued promissory notes to Mr. Cartwright and Mr. Faupel, in the amounts of approximately $41,000 and $5,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $12,500 and $13,900. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021 exchange agreement these notes were combined into one short term note payable of $26,400 and $18,718 in principal and interest of the two previous notes, respectively, for the total balance of $45,118. The aforementioned agreement brought the note current and will accrue interest at a rate of 6.0%. The note carries a monthly payment of $3,850. As of September 30, 2021, the outstanding principal balance on the note was $12,601. At December 31, 2020 this note was recorded in the Notes payable in default section of the consolidated Balance Sheet.

The following table summarizes short-term notes payable, including related parties:

	September 30, 2021	December 31, 2020
Dr. Cartwright	$37	$46
Dr. Faulpel	-	5
Mr. Fowler	13	-
Premium Finance (insurance)	83	45
Short-term notes payable	$133	$96

The short-term notes payable past due to related parties was $50,000 at September 30, 2021 and $51,000 of the $96,000 balance at December 31, 2020.

9. SHORT-TERM CONVERTIBLE DEBT

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

In connection with the first tranche of $700,000, the Company issued 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. As a result of the payment of the Company made a $700,000 payment on June 1, 2021, which resulted in a prepayment penalty of $350,000 being assessed to the Company. The Company recorded this prepayment penalty as interest expense. Interest will not be assessed on the prepayment penalty. As of September 30, 2021 and December 31, 2020, $350,000 and $700,000, respectively, remained outstanding. As of September 30, 2021, accrued interest was paid in full and at December 31, 2020 $73,889 remained outstanding. Further, as September 30, 2021 and December 31, 2020, the Company had unamortized debt issuance costs of nil and $31,146, respectively and an unamortized debt discount on warrants of nil and $304,271, respectively and providing a net balance of $350,000 and $364,583, respectively.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019 securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of September 30, 2021 and December 31, 2020, $400,000 remained outstanding and accrued interest of $54,556 and $24,222, respectively. Further, as of September 30, 2021 and December 31, 2020, the Company had unamortized debt issuance costs of $21,961 and $47,086, providing a net balance of $432,595 and $377,136. As of September 30, 2021 the bifurcated/derivative liability was $30,083.

Convertible Notes in Default

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On June 30, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of September 30, 2021 and December 31, 2020, the note outstanding was $161,184 (which includes a default penalty of $48,434) and $112,750, respectively. In addition, as of September 30, 2021 and December 31, 2020, unamortized debt issuance costs of nil and $5,100 and interest of $26,542 and $10,260 are included in accrued expenses on the accompanying consolidated balance sheet, respectively.

The following table summarizes the Short-term Convertible Notes Payable, including debt in default (in thousands):

	September 30, 2021	December 31, 2020
Auctus Tranche 1	-	700
Auctus Tranche 2	$400	$400
Auctus prepayment penalty	350	-
Auctus (March 31, 2020 Note)	161	113
Debt discount and issuance costs to be amortizaed	(22)	(262)
Convertible notes payable - short-term	$889	$951

Troubled Debt Restructuring

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

10. CONVERTIBLE DEBT

Convertible notes payable, past due

Senior Secured Promissory Note

As of September 30, 2021, all Senior Secured debt due to GPB had been exchanged for 2,236 Series F-2 preferred stock shares in accordance with the terms of the January 15, 2020 exchange agreement. In addition, the common stock purchase warrant exercise price had been adjusted to $0.20 and the number of common stock shares exchangeable for was 7,185,000. The exchange agreement was subject to the Company meeting repayment conditions, which the Company did. Those conditions involved in part the repayment of $450,000, $100,000 and $950,000 for the completion of each Auctus financing tranche. Further on September 2, 2020, the Company made a payment of $50,000, which provided the Company a four-month forbearance as well as paying an additional $150,000 to reduce the balance outstanding at that time. On January 8, 2021, the Company made the final payment of $750,000 as required by this exchange agreement with GPB.

On February 12, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC (“GPB”) for the issuance of a $1,437,500 senior secured convertible note for an aggregate purchase price of $1,029,000 (representing an original issue discount of $287,500 and debt issuance costs of $121,000). On May 28, 2016, the balance of the note was increased by $87,500 for a total principal balance of $1,525,000. On December 7, 2016, the Company entered into an exchange agreement with GPB and as a result the principal balance increased by a transfer $312,500 for a total principal balance of $1,837,500.

In connection with the transaction, on February 12, 2016, the Company and GPB entered into a four-year consulting agreement, pursuant to which the investor will provide management consulting services to the Company in exchange for a royalty payment, payable quarterly, equal to 3.85% of the Company’s revenues from the sale of products. On August 20, 2021, the Company made a royalty payment to GPB. As of September 30, 2021 and December 31, 2020, the balance related to royalties due to GPB was nil and $35,000, respectively. Based on the consulting agreement GPB will no longer earn royalties.

As of December 31, 2020, the balance due on the convertible debt was $1,709,414, consisting of principal of $1,362,384 and a prepayment penalty of $347,030. Interest accrued on the note totaled $1,233,637 at December 31, 2020, and is included in accrued expenses on the accompanying consolidated balance sheet.

The Company used a placement agent in connection with the transaction.For its services, the placement agent received a cash placement fee equal to 4% of the aggregate gross proceeds from the transaction and a warrant to purchase shares of common stock equal to an aggregate of 6% of the total number of shares underlying the securities sold in the transaction, at an exercise price equal to, and terms otherwise identical to, the warrant issued to the investor. Finally, the Company agreed to reimburse the placement agent for its reasonable out-of-pocket expenses. The warrants issued to the placement agent expired during the nine months ended September 30, 2021.

The following table summarizes the convertible notes past due (in thousands):

	September 30, 2021	December 31, 2020
GBP	$-	$1,709
GHS	-	181
Auctus	-	40
Convertible notes payable	$-	$1,930

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

During the quarter ended September 30, 2018, the Company entered into an exchange agreement dated July 14, 2018, Dr. Faupel, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $661,000 for a $207,000 promissory note dated September 4, 2018. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $199,000 and a capital contribution of $235,000 during the year ended December 31, 2018. The resulting difference of $20,000 was recorded to accrued interest. In the July 20, 2018 exchange agreement, Dr, Cartwright, agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,000 for a $319,000 promissory note dated September 4, 2018. As a result of the exchange agreement, the Company recorded a gain for extinguishment of debt of $840,000 and a capital contribution of $432,000 during the year ended December 31, 2018. The resulting difference of $30,000 was recorded to accrued interest and elimination of debt.

On February 19, 2021, the Company entered into new promissory notes replacing the original notes from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, matures on February 18, 2023, and will accrue interest at a rate of 6%. For Dr. Faupel the principal amount on the new note was $153,178, matures on February 18, 2023, and will accrue interest at a rate of 6%.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236

Exchange for Series F-2 Preferred Stock	(85)
Interest accrued through September 30, 2021	8
Balance outstanding at September 30, 2021	$159

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364

Exchange for Series F-2 Preferred Stock	(100)
Interest accrued through September 30, 2021	13
Balance outstanding at September 30, 2021	$277

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and be payable in monthly installments of $3,580 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 6.18%. Mr. Fowler forgave $86,554 and may forgive up to $259,661 if the Company complies with the repayment plan described above. Mr. Fowler also has a short-term note for $26,400 and $18,718 in accrued interest.

Future debt obligations which are recorded in the Long-term debt-related parties includes: $271,000, $158,000 and $150,000 for a total of $579,000 for Dr. Cartwright, Dr. Faupel, and Mr. Fowler, respectively. Future debt obligations at September 30, 2021 for debt owed to related parties is as follows:

Year	Amount
2021	$-
2022	30
2023	457
2024	39
2025	41
Thereafter	3
Total	$570

Small Business Administration Loan

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24 week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of September 30, 2021 and December 31, 2020, the outstanding balance was $17,837 (this amount is recorded in current portion of long-term debt) and $50,477, including $331 and $293 in accrued interest, respectively. During the nine month period ended September 30, 2021, the Company was notified that the application for loan forgiveness was approved in the amount of $23,742 in principal and $234 in interest.

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which mature on May 17, 2024 (the “Maturity Date”). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into common stock shares at the holder’s option, at a price of $0.50 per common stock share (the “conversion price”), subject to adjustment in certain events, at any time prior to maturity date; 2) upon successful uplist to a U.S. National Exchange, the note will automatically convert into the uplisting financing; 3) each debenture unit will have a right to 1,000 warrants for common stock shares, warrants have an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into common shares, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into common shares at the Conversion Price; 5) Subject to a holder’s option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the common shares is $1.50 per common share or more for each trading day over a 30 consecutive trading day period, the Company may, at any time (the “Redemption Date”), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering common shares to the holders of Convertible Debentures at a deemed price of US$0.50 per common share that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At September 30, 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and accrued interest of $43,341. At September 30, 2021, the Company had also recorded a bond payable discount of $266,413 and had also unamortized debt issuance costs of $76,320, for a net balance of $787,267.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	September 30,
	2021	2020

Net loss	(1,922)	(2,520)
Basic weighted average number of shares outstanding	13,291	9,985
Net loss per share (basic)	(0.14)	(0.25)
Diluted weighted average number of shares outstanding	13,291	9,985
Net loss per share (diluted)	(0.14)	(0.25)

Dilutive equity instruments (number of equivalent units):
Stock options	2,252	-
Preferred stock	17,837	-
Convertible debt	908	59,179
Warrants	16,979	8,048
Total Dilutive instruments	37,976	67,227

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

Troubled Debt Restructuring

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being past due or in default on several of its loans, the debt is considered troubled debt. As of September 30, 2021, the troubled debt restructuring in total would have decreased the net loss by $85,000 and causing the per share calculation to change from .14 to .15 net loss per share.

13. SUBSEQUENT EVENTS

The Company had no material reportable events subsequent to September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be can achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.”

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants.

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2021 we have an accumulated deficit of approximately $141.9 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2020, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2021 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $0.5 to $1.0 million in LuViva devices and disposables in 2021 and expect those purchase orders to result in actual sales of $0.2 to $0.5 million in 2021, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, the Company in 2021 is focused on three primary markets: the United States, China and Europe.

In addition, as of November 10, 2021, the Company had filed its initial application for listing on the Nasdaq stock exchange, been assigned a reviewer for its application and received an official review letter from Nasdaq which the Company expects to respond to within the next several days.  The goal is to uplist to Nasdaq by the end of this year, although there can be no assurance that this will happen.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants.  The protocol was drafted with input from FDA and two prestigious clinical centers that will participate in enrolling the 400 women at multiple sites within their hospital systems.  As of November 10, 2021, clinical trial agreements have been drafted and agreed upon, the budget at one institution has been agreed upon and is under negotiation at the other institution. The LuViva devices have been prepared and have passed bench testing in order to begin the study.  All requested materials have been submitted for review by the respective hospital institutional review boards (IRBs).  Once the IRB’s have approved the study, enrollment may begin, which is expected prior to the end of this year and last approximately eight to nine months; however, there can be no assurance that the study will begin in 2021 or that it will be completed by the end of 2022.

In China, the study protocol and budgets have been agreed upon at two clinical centers and the study has begun at one center, with two more to be added this year. This study will enroll approximately 320 women and is expected to be completed in the first half of 2022, although there can be no assurance that the study will be completed within this time frame.

In Europe, the Company attended a meeting in Bucharest, Romania on November 3-4, 2021, hosted by our central Eastern and Russian distribution partner. The LuViva system was demonstrated for doctors at a local clinic and the head Ob-Gyn physician intends to keep the LuViva device and order additional Cervical Guides to test patients as part of her practice.

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

Revenue Recognition: ASC 606, Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps:

Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled.

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

Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the three months ended September 30, 2021 were $19,000, compared to $77,000 for the three months ended September 30, 2020, a decrease of $58,000 or 75%. The decline in revenue was due to fewer sales of LuViva devices and components in the three months ended September 30, 2021 versus the same period in 2020. Cost of goods was $42,000 during the three months ended September 30, 2021, compared to $12,000 during the three months ended September 30, 2020 an increase of $30,000 or 250%. Cost of goods sold increased during the three months ended September 30, 2021 due to inventory write-offs of slow-moving inventory. This resulted in a gross loss of $23,000 on the sales of devices and disposables for the three months ended September 30, 2021 compared with a gross profit of $65,000 for the same period in 2020.

Research and Development Expenses: Research and development expenses were $16,000 during the three months ended September 30, 2021, compared to $41,000 during the three months ended September 30, 2020, a decrease of $25,000 or 61%. The decrease was primarily due to a reduction in research and development clinical costs and payroll-related expenses.

Sales and Marketing Expenses: Sales and marketing expenses were $41,000 during the three months ended September 30, 2021, compared to $36,000 during the three months ended September 30, 2020, an increase of $5,000 or 14%. The increase was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $407,000 for the three months ended September 30, 2021, compared to $141,000 during the three months ended September 30, 2020, an increase of $266,000 or 189%. The increase was primarily due to a reversal of a $292,000 reserve recorded for a deposit made for inventory parts for the Company’s devices during 2020, which decreased general and administrative expenses in the prior period.

Other Income: Other income during the three months ended September 30, 2021 was $387,000, compared to zero during the three months ended September 30, 2020. The increase was primarily due to the write-off of a $350,000 subscription receivable liability in the third quarter of 2021.

Interest Expense: Interest expense during the three months ended September 30, 2021 was $594,000, compared to $317,000 during the three months ended September 30, 2020, an increase of $277,000, or 87%. The increase was mainly due to a $350,000 reclassification of expenses that were previously classified as extinguishment of debt during the three months ended September 30, 2021. The increase was offset by lower interest recognized for outstanding notes payable and convertible debt during the three months ended September 30, 2021 versus the same period in the prior year.

Gain from extinguishment of debt: Gain from extinguishment of debt during the three months ended September 30, 2021 was $763,000, compared to a gain from extinguishment of debt of $20,000 during the three months ended September 30, 2020, an increase of $743,000. The increase was primarily due to (i) reclassification of $350,000 of expenses previously classified as extinguishment of debt in the three months ended September 30, 2020 and (ii) the write-off of a $412,000 note payable that the Company can no longer be required to repay.

Change in Fair Value of Warrants: Change in fair value of warrants during the three months ended September 30, 2021 was zero, compared to a $2,061,000 gain recorded during the three months ended September 30, 2020. The decrease was primarily due to (i) a change in the terms of the warrants during 2021, which resulted in reclassification of the warrant instruments from liabilities to equity and (ii) expiration of the warrants previously outstanding.

Net Income: Net loss attributable to common stockholders was ($51,000) for the three months ended September 30, 2021, compared to net income of $1,529,000 for the three months ended September 30, 2020. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for the three months ended September 30, 2021 and 2020, due to recurring net operating losses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the nine months ended September 30, 2021 and 2020 were approximately $21,000 and $77,000, respectively. Revenues for the nine months ended September 30, 2021 were $56,000 lower when compared to the same period in 2020. Related cost of sales was $42,000 and $19,000 in the nine months ended September 30, 2021 and 2020, respectively. Cost of sales for the nine months ended September 30, 2021, were $23,000 higher when compared to the same period in 2020, due to increases in the inventory reserve in 2021. This resulted in a gross loss of $21,000 on the sales of devices and disposables for the nine months ended September 30, 2021 compared with a gross profit of $58,000 for the same period in 2020.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2021 decreased to $52,000 from $121,000 in the same period in 2020. The decrease of $69,000 or 57% was primarily due to a reduction in research and development clinical costs and payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the nine months ended September 30, 2021 has remained consistent with the nine months ended September 30, 2020 of $107,000.

General and Administrative Expense: General and administrative expenses for the nine months ended September 30, 2021, increased to $1,747,000, compared to $593,000 for the same period in 2020. The increase of $1,154,000, or 195%, was primarily due to a charge of $556,000 for warrants issued to Mr. Blumberg for consulting services and consulting expenses of $228,000 for warrants issued to finders in the capital raises. Additionally, during the nine months ended September 2020, the Company reversed $292,000 of a reserve taken for a deposit made for inventory parts for its devices, which lowered general and administrative expenses in the prior period. The remaining increase in current period general and administrative expenses was due to minimal increases in rent expense, payroll-related expenses, and miscellaneous other expenses.

Other Income: Other income for the nine months ended September 30, 2021 increased to $414,000, compared to $51,000 for the same period in 2020. The increase of $363,000, or 712%, was primarily due to the write-off of a $350,000 subscription receivable liability in the third quarter of 2021.

Interest Expense: Interest expense for the nine months ended September 30, 2021 increased to $1,050,000 from $910,000 for the same period in 2020. The increase of $140,000, or 15%, was primarily due to $350,000 prepayment penalty related to Short-term Convertible Notes Payable, offset by lower interest incurred for outstanding notes payable and convertible debt during the nine months ended September 30, 2021 compared to the same period in 2020.

Change in fair value of derivative liability: Loss from change in fair value of derivative liability was $89,000 during the nine-month period ended September 30, 2021, compared to a loss of $36,000 in the nine months ended September 30, 2020. The increase in the loss of $53,000, or 147%, was due to changes in the fair value of the associated derivative liability and extinguishment due to a $700,000 payoff of the associated loan.

Gain (loss) from extinguishment of debt: Gain (loss) from extinguishment of debt was $578,000 and ($296,000) for the nine months ended September 30, 2021 and 2020, respectively. The gain from debt extinguished in 2021 was primarily due to forgiveness of debt principal and accrued interest totaling $578,000 during the nine-months ended September 30, 2021. The loss of $296,000 recognized in the prior period was related to debt eliminated from debt exchange agreements.

Change in Fair Value of Warrants: Gain (loss) from change in fair value of warrants recovery was $448,000 and ($490,000) for the nine months ended September 30, 2021 and 2020, respectively. The favorable change was primarily due to favorable changes in warrant conversion prices and an increase in the stock price.

Net loss: Net loss attributable to common stockholders was ($1,922,000) and ($2,520,000) for the nine months ended September 30, 2021 and 2020, respectively. The reasons for the decreased are outlined above.

There was no income tax benefit recorded for the nine months ended September 30, 2021 or 2019, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of September 30, 2021, we had cash of approximately $541,000 and a negative working capital of $3,748,000.

Our major cash flows for the nine months ended September 30, 2021 consisted of cash used by operating activities of $1,751,000, cash used for investing activities of $10,000, and net cash provided by financing activities of $2,120,000, which primarily represented the proceeds received from issuance of preferred stock.

Capital resources for 2021

During 2021, the Company received 10% debenture unit investments in the amount of $1,130,000 and incurred fees due on these debentures of $86,400. The Company also issued the finders 413,600 warrants for the Company’s common stock shares. The investors received a total of 1,130,000 warrants for common stock shares. The debentures are convertible into 2,260,000 of the Company’s common stock shares.

During 2021, the Company received equity investments in the amount of $2,114,000 and incurred fees due on these investments of $139,000. The Company also issued the finders 98,000 of the Company’s common stock shares and 643,700 warrants for the Company’s common stock shares. These investors received a total of 1,436 and 3,237 shares of Series F and Series F-2 preferred stock, respectively. If the Investor elects to convert their Series F or Series F-2 preferred stock, each Series F or Series F-2 preferred stock shares converts into 4,000 shares of the Company’s common stock shares.

During 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $132,000, net to the Company is $125,000, for 153,000 shares of Series G preferred stock. As of September 30, 2021, all Series G preferred shares were redeemed.

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

On June 3, 2020, we exchanged $328,422 in debt from Auctus, (summarized in footnote 10: Convertible Notes), for 500,000 common stock shares and 700,000 warrants to purchase common stock shares. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 Black-Scholes option pricing model). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt).

On June 30, 2020, we exchanged $125,000 in debt (during June 2020, $125,000 in payables had been converted into short-term debt) from Mr. James Clavijo, for 500,000 common stock shares and 250,000 warrants to purchase common stock shares. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $99,963 (based on a $0.40 Black-Scholes fair valuation). This resulted in a net loss on extinguishment of debt of $224,963 ($349,963 fair value less the $125,000 of exchanged debt). After the exchange transaction a balance was due Mr. Clavijo of $10,213 which was paid.

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

The following table summarizes the debt exchanges:

	Total Debt and Accrued Interest	Total Debt	Total Accrued Interest	Common Stock Shares	Warrants (Exercise $0.15)	Warrants (Exercise $0.20)	Warrants (Exercise $0.25)	Warrants (Exercise $0.50)	Warrants (Exercise $0.75)

Aquarius	$145,544	$107,500	$38,044	291,088	-	-	145,544	-	145,544
K2 Medical (Shenghuo)[3]	803,653	771,927	31,726	1,905,270	-	496,602	704,334	-	704,334
Mr. Blumberg	305,320	292,290	13,030	1,167,630	-	928,318	119,656	-	119,656
Mr. Case	179,291	150,000	29,291	896,456	-	896,456	-	-	-
Mr. Grimm	51,110	50,000	1,110	255,548	-	255,548	-	-	-
Mr. Gould	111,227	100,000	11,227	556,136	-	556,136	-	-	-
Mr. Mamula	15,577	15,000	577	77,885	-	77,885	-	-	-
Dr. Imhoff[2]	400,417	363,480	36,937	1,699,255	-	1,497,367	100,944	-	100,944
Ms. Rosenstock[1]	50,000	50,000	-	100,000	-	-	50,000	-	50,000
Mr. James[2]	2,286	2,000	286	7,745	-	5,291	1,227	-	1,227
Auctus	328,422	249,119	79,303	500,000	700,000	-	-		-
Mr. Clavijo	125,000	125,000	-	500,000	-	-	-	250,000	-
Mr. Wells[4]	220,000	220,000	-	-	-	-	-	-	-
	$2,737,847	$2,496,316	$241,531	7,957,013	700,000	4,713,603	1,121,705	250,000	1,121,705

1 Ms. Rosenstock also forgave $28,986 in debt.

2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.

3 Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo.

4 Mr. Wells forgave $20,000 of debt principal and received 66,000 common share stock options, the details of which are explained above.

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

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at a rate of 12% per year. As of September 30, 2021, the note is in default and accrues default interest of 24% per year.

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

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, with a total principal amount of $249,119 outstanding, as well as any accrued interest and default penalty, for $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares with an exercise price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 Black-Scholes fair valuation). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt). The note is no longer outstanding as of September 30, 2021.

On May 27, 2020, we received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to us was $313,000. This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The notes maturity date is December 17, 2021 and an interest rate of ten percent (10%).

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2021 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition. See Note 6 to the financial statements for additional information.

ITEM 1A. RISK FACTORS

Not applicable for a smaller reporting company.

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. EXHIBITS

Exhibit Number	Exhibit Description

31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*	XBRL

_____

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

Date: November 15, 2021

