Form 10-K
period 2021-12-31
GUIDED THERAPEUTICS INC
filed 2022-03-30
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

Commission File No. 0-22179

GUIDED THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2029543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5835 Peachtree Corners East, Suite B

Norcross, Georgia 30092

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (770) 242-8723

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock) was $8,377,034.

As of March 15, 2022, the registrant had 22,063,995 shares of Common Stock, $0.001 par value per share, outstanding.

(PCAOB ID 1195)

GUIDED THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Guided,” “Guided Therapeutics,” ”we,” “us,” or “our,” we are referring to Guided Therapeutics, Inc. and its subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that are not historical facts that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Private Securities Litigation Reform Act of 1995, and “forward-looking information” within the meaning of applicable Canadian securities legislation. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include statements regarding the following, among other things:

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
•

the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, could result in additional repercussions in our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites;

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this filing and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

LuViva is designed to provide a less invasive and painless alternative to conventional tests for cervical cancer screening and detection. Additionally, LuViva is designed to improve patient well-being not only because it eliminates pain, but also because it is convenient to use and provides rapid results at the point of care. We focus on two primary applications for LuViva: first, as a cancer screening tool in the developing world, where infrastructure to support traditional cancer-screening methods is limited or non-existent, and second, as a triage following traditional screening in the developed world, where a high number of false positive results cause a high rate of unnecessary and ultimately costly follow-up tests.

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

We believe our non-invasive cervical cancer detection technology can be applied to the early detection of other cancers as well. For example, we have developed prototypes and conducted limited clinical studies using our biophotonic technology for the detection of esophageal cancer. We believe that skin cancer detection is also a promising target for our biophotonic technology, but currently we are focused primarily on the large-scale commercialization of LuViva.

Corporate History

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.,” and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics, Inc.”

Our principal executive and operations facility is located at 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092, and our telephone number is (770) 242-8723.

Our Potential Market

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 570,000 new cases in 2018, an increase of 40,000 cases from 2012. For women living in less developed regions, however, cervical cancer is the second most common cancer, and 9 out of 10 women who die from cervical cancer reside in low- and middle-income countries. In 2018, GLOBOCAN, the international cancer tracking agency, estimated that approximately 311,000 women died from cervical cancer, with 85% of these deaths occurring in low- and middle-income countries.

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

We have executed formal distribution agreement covering 40 countries, some of which have since expired. Presently, we still have active contracts in place for 24 countries that cover roughly half of the world’s population, including China and certain countries in Southeast Asia (including Indonesia), and certain countries in Central and Eastern Europe and Russia.

We believe that the greatest need and market opportunity for LuViva lies in screening for cervical cancer in developing countries where the infrastructure for traditional screening may be limited or non-existent.

In addition to private care markets, we are actively working with distributors in the following countries to implement government-sponsored screening programs: Turkey, Indonesia and several countries in Central and Eastern Europe. The number of screening candidates in those countries is approximately 155 million.

The Developed World

The Pap test, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Since the introduction of screening and diagnostic methods, the number of cervical cancer deaths in the developed world has declined dramatically, due mainly to the increased use of the Pap test. However, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. A study by Duke University for the U.S. Agency for Health Care Policy and Research published in 1999 showed Pap test performance ranging from a 22%-95% sensitivity and 78%-90% specificity, although new technologies improving the sensitivity and specificity of the Pap test have recently been introduced and are finding acceptance in the marketplace. Currently, about 50 million Pap tests are given annually in the United States, and combined with a pelvic exam as the standard of care, has an average price of approximately $380 per exam.

After a Pap test returns a positive result for cervical cancer, accepted protocol calls for a visual examination of the cervix using a colposcope, usually followed by a biopsy, or tissue sampling, at one or more locations on the cervix. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the United States and Europe. According to industry reports by MD Save and Costhelper Health, leading online medical service providers, the average cost of a colposcopy examination with biopsy in the United States is currently $943.

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

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have executed formal distribution agreements covering over 40 countries, some of which have expired. We still have active contracts in place for countries including China and Southeast Asia (including Indonesia), Eastern Europe and Russia. In 2022, we intend to focus on other large markets such as those in the European Union, India and certain Latin American countries, such as Mexico. The ongoing conflict in Ukraine may delay filing and approval to market in Russia.

We currently have regulatory approval to sell LuViva in 44 countries, including the 33 countries in Europe under our Edition 3 CE Mark. In addition, we have approval to sell LuViva in 11 additional countries under country specific approvals including India, Indonesia, Singapore and Kenya. Finally, several non-EU countries such as Saudi Arabia, Egypt and South Africa rely on the CE Mark for medical devices. LuViva has also previously obtained marketing approval from Health Canada and COFEPRIS in Mexico but these have expired. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2021, we have sold 140 LuViva devices and approximately 76,980 single-use-disposable cervical guides to international distributors.

Our Strengths

Currently, we are the only commercial stage company with a biophotonic technology that potentially addresses a large primary screening market and a potential R&D pipeline that could improve the early detection of numerous cancers that afflict men and women. Key strengths include:

•	The engineering and production risks have been largely addressed as we have sold over 100 working systems worldwide.
•	Regulatory approvals have been granted covering over 40 countries.
•	We have legitimate pathways for securing marketing approvals in the two largest medical markets – the US and China, within a 2-3 year period.
•	The clinical results of our technology have been published in leading peer-reviewed journals by world famous, thought leading physicians.

Our Business Strategy

Our near-term goals are to accomplish the following over the next two years by pursuing the following strategies:

•	Seek US FDA approval by completing a clinical trial.
•	Contingent upon FDA approval, discuss opportunities to partner with a larger U.S. based company for distribution in the U.S. At the same time, we intend to build a small, dedicated sales force based near major metropolitan centers and focused on generating sales at large centralized Ob-Gyn practices.
•	Seek Chinese FDA approval working with our existing partner in China, Shandong Medical Instrumentation Co. Ltd.
•	Pursue regulatory approval in Russia and work with our partner in Central and Eastern Europe, Newmars Technology, Inc. to generate sales in Europe.
•	Continue to selectively support sales through our distributors in large countries such as Indonesia.

While we plan to pursue regulatory approval in Russia, the ongoing conflict in Ukraine may delay filing and approval to market.

Manufacturing, Sales Marketing and Distribution

We manufacture LuViva at our Norcross, Georgia facility. Most of the components of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”), as amended on March 28, 2017, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI will perform final assembly of the LuViva device for its contracted distribution countries in Eastern Europe at its ISO 13485 facility in Hungary. This additional carve out has been agreed to by SMI. On August 12, 2021 the Company entered into a second amendment with SMI pursuant to which the Company has continued to grant SMI exclusive distribution, sales and manufacturing rights of the LuViva for China, Taiwan, Hong Kong and Macau.

We rely on distributors to sell our products. Distributors can be country exclusive or cover multiple countries in a region. We manage these distributors, provide them marketing materials and train them to demonstrate and operate LuViva. We seek distributors that have experience in gynecology and in introducing new technology into their assigned territories. Currently, we rely on SMI in distributing our products in the People's Republic of China, Macau, Hong Kong and Taiwan; we rely on NTI in distributing our products in Eastern Europe and Russia.

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to increased sustained commercial levels. We will likely need to develop additional expertise in order to successfully manufacture, market, and distribute any future products.

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $8.1 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.1 million in the years ended December 31, 2021 and 2020.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2021, we have 41 granted U.S. and foreign patents, collectively, relating to our biophotonic cancer detection technology that were developed in-house and are owned by the Company. Ten (10) patents are still currently active and 31 have since expired. Currently, we do not own third party patents nor do we make any outside payments for patents.

Patents can be extended up to an additional five (5) years. However, patent term extension under the Hatch-Waxman Act does not occur automatically and the patent owner must file an application with the USPTO requesting term extension within 60 days of obtaining FDA marketing approval.

Patent No.	Title	Country	Grant Date	Expiration Date
6,792,982	Vacuum Source For Harvesting Substances	US	9/21/2004	7/23/2023
7,174,927	Vacuum Source For Harvesting Substances	US	2/13/2007	9/3/2024
7,301,629	Apparatus and Method for Determining Tissue Characteristics	US	11/27/2007	7/3/2023
7,335,166	System And Methods For Fluid Extractions And Monitoring	US	2/26/2008	5/22/2023
8,644,912	Method and Apparatus For Determining Tissue Characteristics	US	2/4/2014	8/22/2031
8,781,560	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	7/15/2014	09/09/2031
9,561,003	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	2/7/2017	3/5/2034
D714453	Mobile Cart and Hand Held Unit for Diagnostics of Measurement	US	9/30/2014	9/30/2028
D724199	Medical Diagnostic Stand Off Tube	US	3/10/2015	3/10/2029
D746475	Mobile Cart and Hand Held Unit for Diagnostics or Measurement	US	12/29/2015	12/29/2029

The Company has applied for two additional US patents, although there is no assurance that these patents will be granted. The Company’s strategy is to continue improving its products and filing new patents to protect those improvements.

In the United States, additional years of patent protection may be added (on a case-by-case basis) beyond the standard patent terms under the 1984 Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. The Hatch-Waxman act includes Section 156, which provides for the extension of the term of a granted patent (PTE) under certain circumstances. The intent behind Section 156 is to extend patent life to compensate patent holders for patent term lost while developing their product and awaiting FDA approval. The Company’s patents qualify under Section 156 because LuViva has not yet been commercialized in the United States and it is being regulated by FDA as a Class III Medical Device.

Employees and Consultants

As of December 31, 2021, we had five regular employees and three consultants to provide services to us on a full- or part-time basis. Of the eight people employed or engaged by us, two are engaged in engineering, manufacturing and development, two are engaged in sales and marketing activities, one is engaged in clinical testing and regulatory affairs, and three are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Government Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the Chinese FDA(recently renamed the Chinese National Medical Product Administration (NMPA)), the U.S. FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the European Union, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent “Notified Body,” is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. From 2017 through 2019, we were unable to pay the annual registration fees to maintain our ISO 13485:2003 certification and our CE Mark. Once our financing is completed, we will make the required payments and reobtain both certifications. On December 21, 2018 we executed agreement with Newmars, described above, for final assembly of LuViva at their ISO 13485:2016 accredited facility. This allowed LuViva to be granted a CE Mark through the facility at Newmars, which was achieved in 2021, and both the ISO and CE Mark accreditations for LuViva are currently active. Thus, LuViva can be marketed in the European Union and other countries that honor the CE Mark.

China has a regulatory regime similar to that of the European Union, but due to interaction with the U.S. regulatory regime, the CFDA also shares some similarities with its U.S. counterpart. Devices are classified by the CFDA’s Center for Medical Device Evaluation (CMDE) into three categories based on medical risk, with the level of regulatory oversight determined by degree of risk and invasiveness. CMDE’s device classifications and definitions are as follows:

•	Class I device: The safety and effectiveness of the device can be ensured through routine administration.
•	Class II device: Further control is required to ensure the safety and effectiveness of the device.
•

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

CFDA labs also conduct electrical, mechanical and electromagnetic emission safety testing for medical devices similar to those required for the CE Mark. As is the case with the U.S. FDA, manufacturers in China undergo periodic inspections and must comply with international quality standards such as ISO 13485 for medical devices. As part of our agreement with SMI, SMI will underwrite the cost of securing approval of LuViva with the CFDA. SMI has informed us in writing that LuViva has passed electrical, mechanical and electromagnetic emission safety testing for medical devices, which allows clinical trials to commence.

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the U.S. FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to premarket approval (PMA). A legally marketed device is a device that (1) was legally marketed prior to May 28, 1976, (2) has been reclassified from Class III to Class II or I, or (3) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, the data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The U.S. FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by us without additional 510(k) Submissions.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. We held a follow up teleconference with FDA on January 28, 2020 and filed a pre-submission document to the Agency on February 17, 2020 that summarized the clinical protocol to be submitted for FDA review. We agreed with the FDA on the study protocol during the second quarter of 2021 and are recruiting clinical sites for the study. These studies may not be completed in 2022, although we intend to pursue FDA approval and start studies in 2022 once funds are available. We remain committed to obtaining U.S. FDA approval, but at the same time we are focused on international sales growth, where we believe the commercial opportunities are larger and the clinical need is more significant.

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

Item 1A. RISK FACTORS

A purchase of our securities involves a high degree of risk. Our business or operating or financial condition could be harmed due to any of the following risks. Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold our securities. In addition, investors should note that the risks described below are not the only risks facing us. Additional risks not presently known to us, or risks that do not seem significant today, may impair our business operations in the future. You should carefully consider the risks described below, as well as the other information contained in this Annual Report on Form 10-K and the documents incorporated by reference herein, before making a decision to invest in our securities.

We will be required to raise additional funds in 2022. There is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2021, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $142.4 million at December 31, 2021 summarized as follows:

Accumulated deficit, from inception to 12/31/2018	$137.7
Net loss for fiscal year 2019, ended 12/31/2019	1.9
Accumulated deficit, from inception to 12/31/2019	139.6
Preferred dividends for fiscal year 2020	0.1
Net loss for year to date ended 12/31/2020	0.3
Accumulated deficit, from inception to 12/31/2020	140.0
Preferred dividends for fiscal year 2021	0.4
Net loss for year to date ended 12/31/2021	2.0
Accumulated deficit, from inception to 12/31/2021	$142.4

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. As of December 31, 2021 and 2020, our accumulated deficit was approximately $142.4 million and $140.0 million, respectively.

We are currently delinquent with our federal and state payroll and unemployment taxes.

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. We have established payment plans for the outstanding federal and state payroll and unemployment taxes with IRS, the Department of Revenue for the State of Georgia and Department of Labor for the State of Georgia. We are delinquent on federal payroll taxes for first quarter of 2017 and federal unemployment taxes for the year 2016. Per the terms of our payment plan we are required to make monthly payments in the amount of $1,009 until the balances are paid in full. We are delinquent on state payroll taxes for first quarter of 2017 and fourth quarter of 2016. Per the terms of our payment plan we are required to make monthly payments in the amount of $210 until the balances are paid in full. We are delinquent on our state unemployment taxes and per the terms of our payment plan we are required to make a minimum monthly payment in the amount of $2,629 until the balance is paid in full.

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

In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, in 2018 we had to undergo an inspection and re-file for ISO 13485:2016 and the CE Mark, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain ISO 13485:2016 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in the European Union.

As of December 31, 2021, our products have achieved and maintain both ISO 13485:2016 certification and the CE Mark through our contract manufacturer, Newmars Technologies.

For our products to be marketed and sold in the People’s Republic of China, they must gain approval from the Chinese National Medical Products Administration (NMPA), formerly known as the Chinese Food and Drug Administration (Chinese FDA). We are working with our Chinese partner, Shandong Yaohua Medical Instrument Corporation, to achieve NMPA approval and as of December 31, 2021 had passed compliance testing for device safety and preparing for the clinical trial necessary for NMPA approval.

Our business is subject to the risks of international operations.

Our business and financial results could be adversely affected due to a variety of factors, including:

•	changes in a specific country or region’s political and cultural climate or economic condition, including change in governmental regime;
•	unexpected or unfavorable changes in foreign laws, regulatory requirements and related interpretations;
•	difficulty of effective enforcement of contractual provisions in local jurisdictions;
•	inadequate intellectual property protection in foreign countries;
•	trade protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
•	trade sanctions imposed by the United States or other governments with jurisdictional authority over our business operations;
•	the effects of applicable and potentially adverse foreign tax law changes;
•	significant adverse changes in foreign currency exchange rates;
•	longer accounts receivable cycles;
•	managing a geographically dispersed workforce; and
•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Assets Control regulations, particularly in emerging markets.

In foreign countries, particularly in those with developing economies, certain business practices may exist that are prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws. Although our policies and procedures require compliance with these laws and are designed to facilitate compliance with these laws, our employees, contractors and agents may take actions in violation of applicable laws or our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation.

Our international businesses must comply with applicable laws such as the U.S. Foreign Corrupt Practices Act. Failure to maintain compliance with or adapt to changes in any of the aforementioned requirements could result in fines, penalties or regulatory actions that could have an adverse impact on our business, results of operations and financial condition.

In the United States, our products would be subject to regulation by the U.S. FDA, which could prevent us from selling our products domestically.

In order for us to market our products in the United States, we must obtain clearance or approval from the U.S. Food and Drug Administration, or U.S. FDA. We cannot be sure that:

•	we, or any collaborative partner, will make timely filings with the U.S. FDA;
•	the U.S. FDA will act favorably or quickly on these submissions;
•	we will not be required to submit additional information or perform additional clinical studies; or
•	we will not face other significant difficulties and costs necessary to obtain U.S. FDA clearance or approval.

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

Currently, we have agreed with the U.S. FDA on the clinical trial protocol and are preparing to start the study of approximately 400 women in the first or second quarter of 2022 at up to three clinical sites where the protocol is now under review for approval to allow start of study.

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

All of our sales of LuViva to date have been to distributors outside of the United States. We expect that substantially all of our business will continue to come from sales in foreign markets, through increased penetration in countries where we currently sell LuViva, combined with expansion into new international markets. However, international sales are subject to a number of risks, including:

•	difficulties in staffing and managing international operations;
•	difficulties in penetrating markets in which our competitors’ products may be more established;
•	reduced or no protection for intellectual property rights in some countries;
•	export restrictions, trade regulations and foreign tax laws;
•	fluctuating foreign currency exchange rates;
•	foreign certification and regulatory clearance or approval requirements;
•	difficulties in developing effective marketing campaigns for unfamiliar, foreign countries;
•	customs clearance and shipping delays;
•	political and economic instability; and
•	preference for locally produced products.

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

As of December 31, 2021, we have been issued, or have rights to, 27 U.S. patents (including those under license). In addition, we have filed for, or have rights to, one U.S. patents (including those under license) that is still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which includes all of our liabilities, was $7.5 million at December 31, 2021. The terms of our indebtedness could have negative consequences to us, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;
•	the amount of our interest expense may increase if we are unable to make payments when due;
•	our assets might be subject to foreclosure if we default on our secured debt
•	our vendors or employees may, and some have, instituted proceedings to collect on amounts owed them;
•	we have to use a substantial portion of our cash flows from operations to repay our indebtedness, including ordinary course accounts payable and accrued payroll liabilities, which reduces the amount of money we have for future operations, working capital, inventory, expansion, or general corporate or other business activities; and
•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all.

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

Our certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of preferred stock of which 11,759 were outstanding as of December 31, 2021. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Risks Related to Our Common Stock

The market prices for our common stock are volatile and will fluctuate.

The market price for our common stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) actual or anticipated fluctuations in our quarterly financial results; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of other issuers that investors deem comparable to ours; (iv) addition or departure of our executive officers or members of our Board and other key personnel; (v) release or expiration of lock-up or other transfer restrictions on outstanding common stock; (vi) sales or perceived sales of additional common stock; (vii) liquidity of the common stock; (viii) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; and (ix) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our common stock may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. As well, certain institutional investors may base their investment decisions on consideration of our environmental, governance and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our common stock by those institutions, which could materially adversely affect the trading price of our common stock. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue for a protracted period of time, our operations could be materially adversely impacted and the trading price of our common stock may be materially adversely affected.

There is a limited market for our securities.

Our common stock is listed on the OTC Markets. We have applied to list our common stock on Nasdaq. However, there can be no assurance that Nasdaq will approve our listing application, or that an active and liquid market for the common stock will develop or be maintained on the applicable stock exchanges, and an investor may find it difficult to resell any of our securities.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms that are not favorable to us.

Future offerings of debt or equity securities may rank senior to common stock.

If we decide to issue debt or equity securities in the future ranking senior to our common stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and limiting our ability to pay dividends to stockholders. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges, including with respect to dividends, more favorable than those of common stock and may result in dilution to stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of our common stock and dilute their value.

Common stockholders are subordinated to our lenders.

In the event of bankruptcy, liquidation or reorganization, any holders of our debt and our trade creditors will generally be entitled to payment of their claims from our assets before any assets are made available for distribution to us or our stockholders. The common stock is effectively subordinated to our debt and other obligations.

Future sales of common stock by officers and directors may negatively impact the market price for our common stock.

Subject to compliance with applicable securities laws, our directors and officers and their affiliates may sell some or all of their common stock in the future. No prediction can be made as to the effect, if any, such future sales of common stock may have on the market price of the common stock prevailing from time to time. However, the future sale of a substantial number of common stock by our directors and officers and their affiliates, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

We do not currently pay dividends on our common stock and have no intention to pay dividends on our common stock for the foreseeable future.

No dividends on our common stock have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board, after taking into account a multitude of factors appropriate in the circumstances, including our operating results, financial condition and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained and certain conditions are met.

We may not be able to maintain the listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards, our common stock may be delisted. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;
•	stockholders’ equity of $2.5 million;
•	500,000 shares of publicly-held common stock with a market value of at least $1 million;
•	300 round-lot stockholders; and
•	Compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

There can be no assurance that we will be able to maintain compliance and remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control.

In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq would materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. A delisting of our common stock would also significantly impair our ability to raise capital.

We have broad discretion in the use of our cash and cash equivalents, and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock,. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline. Pending their use to fund our operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

In connection with the audits of our financial statements as of and for the years ended December 31, 2021 and 2020, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2021 and 2020, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The material weaknesses identified arose from a lack of resources to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions.

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In light of the identified material weaknesses, it is possible that, had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting in accordance with PCAOB standards, additional control deficiencies may have been identified.

We have begun taking measures, and plan to continue to take measures, to remediate these material weaknesses. However, the implementation of these measures may not fully address these material weaknesses in our internal control over financial reporting, and, if so, we would not be able to conclude that they have been fully remedied. Our failure to correct these material weaknesses or our failure to discover and address any other control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and make related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our common stock, may be materially and adversely affected.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to new compliance initiatives.

As a public company, we have incurred and are continuing to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act and the rules adopted, and to be adopted, by the SEC. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs have increased our net loss. These rules and regulations may make it more difficult and more expensive for us to maintain sufficient director’s and officer’s liability insurance coverage. We cannot predict or estimate the amount or timing of additional costs we may continue to incur to respond to these requirements. The ongoing impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and By-laws may reduce the likelihood of a potential change of control, or make it more difficult for our stockholders to replace management.

Certain provisions of our Amended and Restated Certificate of Incorporation and By-laws could have the effect of making it more difficult for our stockholders to replace management at a time when a substantial number of stockholders might favor a change in management. These provisions include authorizing the board of directors to fill vacant directorships or increase the size of its board of directors.

Furthermore, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to determine the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the common stock with respect to dividends, liquidation rights and, possibly, voting rights. The board’s ability to issue preferred stock may have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our share price and trading volume may decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, our shares price may decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our shares may decrease, which may cause our shares price and trading volume to decline.

The number of shares of our common stock issuable upon the conversion of our outstanding convertible debt and preferred stock or exercise of outstanding warrants and options is substantial.

As of December 31, 2021, our outstanding convertible debt was convertible into an aggregate of 3,365,518 shares of our common stock, and the outstanding shares of our Series C, Series C1, Series C2, Series D, Series E, Series F and Series F-2 preferred stock were convertible into an aggregate of 37,078,023 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 27,669,634 shares, and outstanding options to purchase 1,500,000 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 83.6% of the total number of shares of common stock then issued and outstanding.

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

Adjustments to the conversion price of some of our convertible debt and preferred stock, and the exercise price for certain of our warrants, will dilute the ownership interests of our existing stockholders.

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

Under the terms of some of our preferred stock and certain of our convertible notes and outstanding warrants, the conversion price or exercise price will be lowered if we issue common stock at a per share price below the then-conversion price or then-exercise price for those securities. Reductions in the conversion price or exercise price would result in the issuance of a significant number of additional shares of our common stock upon conversion or exercise, which would result in dilution in the value of the shares of our outstanding common stock and the voting power represented thereby.

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

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located at 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092, where we lease approximately 12,835 square feet under a lease that expires in May 2026.

Item 3. LEGAL PROCEEDINGS

We are subject to claims and legal actions that arise in the ordinary course of business. However, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES-

Market for Common Stock; Holders

Our common stock is listed on the OTCQB under the ticker symbol “GTHP.” The number of record holders of our common stock at March 15, 2022 was 171.

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

During the year ended December 31, 2021, the Board simultaneously approved a 1-for-20 reverse stock split of our common stock and decreased the total number of authorized common shares to 500,000,000. On November 18, 2021, the Company submitted an Issuer Company Related Action Notification regarding the reverse stock split to the Financial Industry Regulatory Authority (“FINRA”). FINRA has not yet declared an effective date for the reverse stock split. The Company will adjust the number of shares available for future grant under its equity incentive plan and employee stock purchase plans and will also adjust the number of outstanding awards issued to reflect the effects of its reverse split. All historical share and per share amounts reflected throughout this report will be adjusted to reflect stock split at the time it becomes effective.

The high and low common stock share prices for the first quarter of 2022 and calendar years 2021 and 2020, as reported by the OTCBB, are as set forth in the following table:

	2022		2021		2020
	High	Low	High	Low	High	Low
First Quarter*	$0.69	$0.46	$0.95	$0.23	$0.23	$0.11
Second Quarter	$-	$-	$0.82	$0.55	$0.56	$0.10
Third Quarter	$-	$-	$0.67	$0.32	$0.55	$0.23
Fourth Quarter	$-	$-	$0.75	$0.50	$0.51	$0.16

_________

*Through March 15, 2022

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

Securities authorized for issuance under equity compensation plans as of December 31, 2021:

Plan Description	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
2018 Equity Incentive Plan	1,500,000	$0.49	4,684,411
Equity compensation plans not approved by security holders	-
TOTAL	1,500,000	$0.03	4,684,411

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes in Part II, Item 8. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. You should review the “Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” sections of this Annual Report for a discussion of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2021 we have an accumulated deficit of approximately $142.4 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2021, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2022 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $1.5 million in LuViva devices and disposables and expect to recognize revenue for from these sales during 2022. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, the Company is focused on three primary markets:  the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants.  The protocol was drafted with input from FDA and two prestigious clinical centers that will participate in enrolling the 400 women at multiple sites within their hospital systems.  Clinical trial agreements have been drafted and agreed upon, the budget at one institution has been agreed upon and is under negotiation at the other institution. The LuViva devices have been prepared and have passed bench testing in order to begin the study.  All requested materials have been submitted for review by the respective hospital institutional review boards (IRBs).  Once the IRB’s have approved the study, enrollment may begin, which is expected prior to the end of 2022 and last approximately eight to nine months; however, there can be no assurance that the study will be completed by the end of 2022.

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

RESULTS OF OPERATIONS

COMPARISON OF 2021 and 2020

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices for the year ended December 31, 2021 were $81,000, compared to $102,000 for the year ended December 31, 2020, a decrease of $21,000 or 21%. Cost of goods sold was $61,000 during the year ended December 31, 2021, compared to cost of goods recovered of $41,000 during the year ended December 31, 2020. Cost of goods recovered in 2020 was the result of the buy-back of parts from one customer that were then sold, resulting in a revaluation of the inventory reserve. Cost of goods sold increased during the year ended December 31, 2021 due to inventory write-offs of slow-moving inventory. This resulted in gross profit of $20,000 on the sales of devices and disposals for the year ended December 31, 2021, compared to gross profit of $143,000 for the same period in 2020.

Research and Development Expenses: Research and development expenses for the year ended December 31, 2021 decreased to $69,000 from $143,000 during the same period in 2020. The decrease of $74,000 or 52% was primarily due to a reduction in research and development clinical costs and payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the year ended December 31, 2021 has remained consistent with the year ended December 31, 2020.

General and Administrative Expense: General and administrative expenses for the year ended December 31, 2021 increased to approximately $2,172,000 compared to $913,000 during the same period in 2020. The increase of approximately $1,259,000, or 138%, was primarily due to a charge of $556,000 for warrants issued to Mr. Blumberg for consulting services and consulting expenses of $228,000 for warrants issued to finders in the capital raises. Additionally, during the year ended December 31, 2020, the Company reversed $292,000 of a reserve taken for a deposit made for inventory parts for its devices, which lowered general and administrative expenses in the prior period. The remaining increase in current period general and administrative expenses was due to minimal increases in rent expense, payroll-related expenses, and miscellaneous other expenses.

Interest Expense: Interest expense for the year ended December 31, 2021 increased to approximately $1,150,000, compared to $1,056,000 during the same period in 2020. The increase of approximately $94,000, or 9%, was primarily due to a $350,000 prepayment penalty incurred on short-term convertible notes payable, offset by lower interest incurred for outstanding notes payable and convertible debt during the year ended December 31, 2021.

Fair Value of Derivative Liability: Loss from the change in the fair value of the derivative liability was $91,000 during the year ended December 31, 2021, compared to $25,000 during the same period in 2020. The increase in the loss of $66,000, or 264%, was due to changes in the fair value of the associated derivative liability and extinguishment due to a $700,000 payoff of the associated loan.

Gain (Loss) from Extinguishment of Debt: During the year ended December 31, 2021, the Company recognized a gain on extinguishment of debt of $578,000, compared to a loss on extinguishment of debt of $296,000 during the same period in 2020. The gain from debt extinguished in 2021 was primarily due to forgiveness of debt principal and accrued interest totaling $578,000 during 2021. The loss of $296,000 recognized in the prior period was related to debt eliminated from debt exchange agreements.

Change in Fair Value of Warrants: The gain recorded due to change in fair value of warrants was $448,000 during the year ended December 31, 2021, compared to $1,879,000 during the same period in 2020. The decrease of $1,431,000, or 76%, was primarily due to an exchange agreement signed with GPB Debt Holdings II LLC (“GPB”), which resulted changes to the terms of the warrants and reclassification of the warrants from liabilities to equity.

Other Income: Other income during the year ended December 31, 2021 was $507,000, compared to $271,000 during the same period in 2020. The increase of $236,000, or 87%, was primarily due to the write-off of a $350,000 subscription receivable liability during 2021. The increase was offset by additional income recorded for recovery of employment expenses and aged payables with had exceeded their statute of limitations on collectability during 2020.

Net Loss: Net loss attributable to common stockholders was $2,431,000 during the year ended December 31, 2021, compared to $401,000 during the same period in the prior year. The increase in net loss of $2,030,000 or 506% was due to the reasons described above.

There was no income tax benefit recorded for 2021 or 2020, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of December 31, 2021, we had cash of approximately $643,000 and negative working capital of $4,057,000.

Our major cash flows for the years December 31, 2021 consisted of cash used by operating activities of $1,592,000 cash used for investing activities of $14,000, and net cash provided by financing activities of $2,067,000, which primarily represented the proceeds received from issuance of preferred stock.

Capital resources for 2021

During 2021, the Company received $1,130,000 of cash from the sale of 10% debenture unit investments and incurred transactional fees of $86,400. The Company issued the finders 413,600 warrants for the Company’s common stock shares. The investors received a total of 1,130,000 warrants for common stock shares. The debentures are convertible into 2,260,000 of the Company’s common stock shares.

During 2021, the Company received $2,114,000 of cash from the sale of equity securities and incurred transactional fees of $139,000. The Company also issued the finders 98,000 of the Company’s common stock shares and 643,700 warrants for the Company’s common stock shares. The investors received a total of 1,436 and 3,237 shares of Series F and Series F-2 preferred stock, respectively. Each share of Series F or Series F-2 preferred stock is convertible into 4,000 shares of the Company’s common stock, at the election of the investor.

During 2021, the Company finalized an investment by Power Up Lending Group Ltd (“Power Up”). Power Up invested $132,000, (of which the Company received $125,000 net of costs) for 153,000 shares of Series G preferred stock. As of December 31, 2021, all Series G preferred shares were redeemed.

During 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). Mr. Fowler exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Shares (convertible into 200,000 shares of common stock) and a $150,000 unsecured note. The note accrues interest at the rate of 6.0% (18.0% in the event of default) beginning on March 1, 2022 and is payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 6.18%. Mr. Fowler forgave $86,554 and may forgive up to $259,661 of debt if the Company complies with the repayment plan described above.

Capital resources for 2020

During 2020, we received equity investments in the amount of $1,735,500. These investors received a total of 1,735.50 Series E preferred stock (if the Investor elects to convert their Series E preferred stock, each Series E preferred stock shares converts into 4,000 shares of our common stock shares).

During January and April 2020, we received equity investments in the amount of $128,000. These investors received a total of 256,000 common stock shares, 256,000 warrants issued to purchase common stock shares at a strike price of $0.25, 256,000 warrants to purchase common stock shares at a strike price of $0.75 and 128 Series D preferred stock (if the Investor elects to convert their Series D preferred stock, each Series D preferred stock shares converts into 3,000 shares of our common stock shares). Of the amount invested $38,000 was from related parties.

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

On June 30, 2020, we exchanged $125,000 in debt (during June 2020, $125,000 in payables had been converted into short-term debt) from Mr. James Clavijo, for 500,000 common stock shares and 250,000 warrants to purchase common stock shares. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $99,963 (based on a $0.40 Black-Scholes fair valuation). This resulted in a net loss on extinguishment of debt of $224,963 ($349,963 fair value less the $125,000 of exchanged debt). After the exchange transaction, the balance due to Mr. Clavijo of $10,213 was paid.

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells (a former employee). In lieu of agreeing to dismiss approximately half of what is owed or $220,000, Mr. Wells will receive the following: (i) cash payments of $20,000 within 60 days of the signing of the agreement; cash payments over time in the amount of $90,000 in the form of an unsecured note to be executed within 30 days of a new financing(s) totaling at least $3.0 million. The note shall bear interest of 6.0% and mature over 18 months; (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid.

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

____________

1 Ms. Rosenstock also forgave $28,986 in debt.

2 Mr. Imhoff and Mr. James are members of the board of directors and therefore related parties.

3 Our COO and director, Mark Faupel, is a shareholder of Shenghuo, and a former director, Richard Blumberg, is a managing member of Shenghuo, however he does not have voting or other control rights with respect to Shenghuo’s management or its equity in our Company.

4 Mr. Wells forgave $20,000 of debt principal and received 66,000 common share stock options, the details of which are explained above.

On January 16, 2020, we entered into an exchange agreement with GPB. Under the terms of this exchange agreement, we will exchange $3,360,811 of debt outstanding as of December 12, 2019 for the following: (1) a cash payment of $1,500,000, (2) 7,185,000 warrants to purchase common stock, previously outstanding, would be exchanged for new warrants to purchase common stock shares at a strike price of $0.20 and (3) a certain amount of preferred stock shares for the remaining balance outstanding upon the final exchange date. During 2021, we made the final payments totaling $800,000 out of the total $1,500,000 and issued 2,236 shares of Series F-2 preferred stock in accordance with the terms of the agreement.

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On March 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at a rate of 12% per year. As of December 31, 2021, the note is in default and accrues default interest of 24% per year.

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

On May 22, 2020, we entered into an exchange agreement with Auctus. Based on this agreement we exchanged three outstanding notes, with a total principal amount of $249,119 outstanding, as well as any accrued interest and default penalty, for $160,000 in cash payments (payable in monthly payments of $20,000), converted a portion of the notes pursuant to original terms of the notes into 500,000 restricted common stock shares (shares were issued on June 3, 2020); and 700,000 warrants issued to purchase common stock shares with an exercise price of $0.15. The fair value of the common stock shares was $250,000 (based on a $0.50 fair value for our stock) and of the warrants to purchase common stock shares was $196,818 (based on a $0.281 Black-Scholes fair valuation). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less the $328,422 of exchanged debt). The notes are no longer outstanding as of December 31, 2021.

On May 27, 2020, we received the second tranche in the amount of $400,000, from the December 17, 2019, securities purchase agreement and convertible note with Auctus. The net amount paid to us was $313,000. This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The note matures on May 27, 2022 and incurs interest at a rate of ten percent (10%) per annum.

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

The conflict in Ukraine, which has already had an impact on financial markets, could result in additional repercussions in our operating business, including delays in obtaining regulatory approval to market our products in Russia. The future impact of the conflict is highly uncertain and cannot be predicted, and we cannot provide any assurance that the conflict will not have a material adverse impact on our operations or future results or filings with regulatory health authorities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDED THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, limited cash flow, and an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ UHY LLP

We have served as the Company’s auditor since 2007.

Sterling Heights, Michigan

March 29, 2022

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$643	$182
Accounts receivable, net of allowance for doubtful accounts of $126 at December 31, 2021 and 2020	46	24
Inventory, net of reserves of $785 and $758 at December 31, 2021 and 2020, respectively	571	605
Other current assets	377	85
Total current assets	1,637	896

Non-Current Assets:
Property and equipment, net	14	1
Operating lease right-of-use asset, net of amortization	372	453
Other assets	17	-
Total non-current assets	403	454

TOTAL ASSETS	$2,040	$1,350

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
Accounts payable	$2,362	$2,419
Accounts payable, related parties	87	116
Accrued liabilities	1,768	2,995
Deferred revenue	337	42
Current portion of lease liability	67	56
Current portion of long-term debt	88	28
Notes payable in default	-	328
Notes payable in default, related parties	-	1
Short-term notes payable	48	45
Short-term notes payable, related parties	40	51
Convertible notes payable in default	161	-
Convertible notes payable, past due	-	1,930
Short-term convertible notes payable	736	951
Total current liabilities	5,694	8,962

Long-Term Liabilities
Warrants, at fair value	-	2,203
Long-term lease liability	325	392
Derivative liability	32	25
Long-term convertible debt	820	23
Long-term debt	22	-
Long-term debt, related parties	592	600
Total long-term liabilities	1,791	3,243

Total liabilities	7,485	12,205

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2021 and 2020. Liquidation preference of $286 at December 31, 2021 and 2020.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of December 31, 2021 and 2020. Liquidation preference of $1,049 at December 31, 2021 and 2020.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of December 31, 2021 and 2020. Liquidation preference of $3,263 at December 31, 2021 and 2020.	531	531
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.8 shares issued and outstanding as of December 31, 2021 and 2020. Liquidation preference of $763 at December 31, 2021 and 2020.	276	276
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 1.7 shares issued and outstanding as of December 31, 2021 and 2020. Liquidation preference of $1,736 at December 31, 2021 and 2020.	1,639	1,639
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.4 and nil shares issued and outstanding as of December 31, 2021 and 2020, respectively. Liquidation preference of $1,426 and nil at December 31, 2021 and 2020, respectively.	1,187	-
Series F-2 convertible preferred stock, $0.001 par value; 3.5 shares authorized, 3.2 and nil shares issued and outstanding as of December 31, 2021 and 2020, respectively. Liquidation preference of $3,237 and nil at December 31, 2021 and 2020, respectively.	2,963	-
Series G convertible preferred stock, $0.001 par value; 1,000 shares authorized, nil shares issued and outstanding as of December 31, 2021 and 2020. Liquidation preference was nil at December 31, 2021 and 2020.	-	-
Common stock, $0.001 par value; 500,000 shares authorized, 13,673 and 13,138 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	3,403	3,403
Additional paid-in capital	126,800	123,109
Treasury stock at cost	(132)	(132)
Accumulated deficit	(142,387)	(139,956)

Total stockholders deficit	(5,445)	(10,855)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$2,040	$1,350

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended
	December 31,
	2021	2020

Sales - devices and disposables	$81	$102
Cost of goods sold (recovered)	61	(41)
Gross profit	20	143

Operating expenses:
Research and development	69	143
Sales and marketing	141	139
General and administrative	2,172	913
Total operating expenses	2,382	1,195

Loss from operations	(2,362)	(1,052)

Other income (expenses):
Interest expense	(1,150)	(1,056)
Change in fair value of derivative liability	(91)	(25)
Gain (loss) from extinguishment of debt	578	(296)
Change in fair value of warrants	448	1,879
Other income	507	271
Total other income	292	773

Loss before income taxes	(2,070)	(279)
Provision for income taxes	-	-

Net loss	(2,070)	(279)
Preferred stock dividends	(361)	(122)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,431)	$(401)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.18)	$(0.04)
Diluted	$(0.18)	$(0.04)

Weighted average shares outstanding
Basic	13,377	10,767
Diluted	13,377	10,767

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021
(in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Conversion of warrants from liabilities to equity	-	-	-	-	-	-	-	-
Conversion of Series F Preferred shares into common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	2	$1,639	-	$-	-	$-	-	$-
Series F preferred offering	-	-	1	1,195	-	-	-	-
Series F-2 preferred offering	-	-	-	-	1	404	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	2	2,559	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	153	-
Series G redemption	-	-	-	-	-	-	(153)	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Conversion of warrants from liabilities to equity	-	-	-	-	-	-	-	-
Conversion of Series F Preferred shares into common stock	-	-	-	(8)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963	-	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series F preferred offering	-	-	-	-	-	1,195
Series F-2 preferred offering	-	-	-	-	-	404
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	2,559
Issuance of common stock to finders	98	-	54	-	-	54
Series G preferred offering	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	109	-	53	-	-	53
Issuance of common stock for payment of Series E preferred dividends	288	-	118	-	-	118
Issuance of warrants to consultants	-	-	1,172	-	-	1,172
Warrants issued with debt	-	-	304	-	-	304
Conversion of warrants from liabilities to equity	-	-	1,755	-	-	1,755
Conversion of Series F Preferred shares into common stock	40	-	8	-	-	-
Stock-based compensation	-	-	227	-	-	227
Accrued preferred dividends	-	-	-	-	(361)	(361)
Net loss	-	-	-	-	(2,070)	(2,070)
Balance at December 31, 2021	13,673	$3,403	$126,800	$(132)	$(142,387)	$(5,445)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2020
( in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	-	$105	1	$170	3	$531	-	$-
Issuance of preferred stock in financing	-	-	-	-	-	-	1	276
Conversion of debt into common stock	-	-	-	-	-	-	-	-
Issuance of common stock in financing	-	-	-	-	-	-	-	-
Warrants exchanged for fixed price warrants	-	-	-	-	-	-	-	-
Issuance of common stock for manufacturing agreements	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	-	-	-	-
Adjustment to warrant liability for adoption of ASU 2017-11	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-
Accrued series D preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276

	Preferred Stock				Additional
	Series E		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2019	-	$-	3,319	$3,394	$118,552	$(132)	$(139,555)	$(16,935)
Issuance of preferred stock in financing	2	1,639	-	-	-	-	-	1,915
Conversion of debt into common stock	-	-	8,132	8	2,921	-	-	2,929
Issuance of common stock in financing	-	-	1,526	1	460	-	-	461
Issuance of warrants in financing	-	-	-	-	117	-	-	117
Issuance of common stock for manufacturing agreements	-	-	12	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	149	-	40	-	-	40
Beneficial conversion feature of convertible debt	-	-	-	-	82	-	-	82
Adjustment to warrant liability for adoption of ASU 2017-11	-	-	-	-	627	-	-	627
Stock based compensation	-	-	-	-	310	-	-	310
Accrued series D preferred stock dividends	-	-	-	-	-	-	(122)	(122)
Net loss	-	-	-	-	-	-	(279)	(279)
Balance at December 31, 2020	2	$1,639	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,071)	$(279)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	12
Inventory reserve	-	(73)
Depreciation	1	-
Amortization of debt issuance costs and discounts	320	394
Amortization of beneficial conversion feature	8	102
Stock based compensation	228	310
Change in fair value of warrants	(448)	(1,879)
Loss on extinguishment of debt	-	296
Extinguishment of derivative liability	(84)	-
Change in fair value of derivatives	91	25
Amortization of lease right-of-use-asset	82	-
Expense for warrants issued to consultants	664	-
Gain from forgiveness of debt	(578)	-
Other non-cash expenses (income)	117	-
Change in operating assets and liabilities:
Accounts receivable	(22)	(23)
Inventory	33	(483)
Other current assets	(292)	(15)
Other non-current assets	(17)	18
Accounts payable and accrued liabilities	136	(221)
Lease liabilities	(56)	-
Deferred revenue	296	(59)
NET CASH USED IN OPERATING ACTIVITIES	(1,592)	(1,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(14)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt financing	1,248	519
Payments made on notes payable	(1,468)	(1,101)
Payments of debt issuance costs	(86)	-
Note payable default penalty	398	-
Proceeds from issuance of Series D preferred stock	-	102
Proceeds from issuance of Series E preferred stock	-	1,639
Proceeds from issuance of common stock, net of costs	-	-
Proceeds from Series F offering, net of costs	1,436	-
Proceeds from Series F-2 offering, net of costs	539	-
Proceeds from Series G offering, net of costs	125	-
Redemption of Series G preferred stock	(125)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,067	1,159

NET CHANGE IN CASH	461	(717)

Cash at beginning of period	182	899

CASH AT END OF PERIOD	$643	$182

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$557	$295

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$361	$122
Debt from related parties exchanged for preferred series F-2	$323	$-
Issuance of series F-2 preferred stock	$2,236	$-
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$377	$-
Settlement of dividends through common stock issuance	$171	$40
Settlement of accounts payable through common stock issuance	$62	$-
Warrants exchanged for fixed price warrants	$1,755	$131
Warrants issued with debt	$304	$-
Settlement of accounts payable through issuance of promissory note	$97	$-
Issuance of common stock as debt repayment	$-	$2,929
Conversion of Preferred Series F to common stock	$8	$-
Subscription receivable	$-	$635

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

During the year ended December 31, 2021, the Board simultaneously approved a 1-for-20 reverse stock split of our common stock and decreased the total number of authorized common shares to 500,000,000. On November 18, 2021, the Company submitted an Issuer Company Related Action Notification regarding the reverse stock split to the Financial Industry Regulatory Authority (“FINRA”). FINRA has not yet declared an effective date for the reverse stock split. The Company will adjust the number of shares available for future grant under its equity incentive plan and employee stock purchase plans and will also adjust the number of outstanding awards issued to reflect the effects of its reverse split. All historical share and per share amounts reflected throughout this report will be adjusted to reflect stock split at the time it becomes effective.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America, or U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of December 31, 2021 and 2020, and the consolidated results of operations and cash flows for the years ended December 31, 2021 and 2020 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2021, it had an accumulated deficit of approximately $142.4 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At December 31, 2021, the Company had a negative working capital of approximately $4.1 million, accumulated deficit of $142.4 million, and incurred a net loss including preferred dividends of $2.4 million for the year then ended. Stockholders’ deficit totaled approximately $5.4 million at December 31, 2021, primarily due to recurring net losses from operations.

During the year ended December 31, 2021, the Company raised $3.2 million of funds from the sale of preferred stock and 10% convertible debentures. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 27.7 million shares of its common stock outstanding at December 31, 2021, with exercise prices ranging between $0.15 and $0.80 per share. Exercises of in-the-money warrants would generate a total of approximately $5.1 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes, Monte Carlo simulations and binomial calculations. The Company uses the Monte Carlo simulations and binomial calculations in the calculation of the fair value of the warrant liabilities and the valuation of freestanding warrants.

Accounting Standard Updates

FASB ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” – Issued in May 2021, ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. We adopted ASU 2021-04 in the third quarter of 2021. Adoption of this standard had no material impact on our consolidated financial statements.

FASB ASU NO. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” – Issued in August 2020, ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in are classification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company early adopted ASU No. 2020-06 under a modified retrospective basis on January 1, 2021. Adoption had no material impact on our consolidated financial statements.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. As of December 31, 2021 and 2020, our inventories were as follows:

	(in thousands)
	December 31,	December 31,
	2021	2020

Raw materials	$1,255	$1,276
Work-in-progress	69	80
Finished goods	32	7
Inventory reserve	(785)	(758)

Total inventory	$571	$605

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2021 and 2020:

	(in thousands)
	December 31,	December 31,
	2021	2020

Equipment	$1,048	$1,042
Software	652	652
Furniture and fixtures	41	41
Leasehold improvements	12	12
Construction in progress	8	-

Subtotal	1,761	1,747
Less accumulated depreciation	(1,747)	(1,746)
Property, equipment and leasehold improvements, net
	$14	$1

Depreciation expense related to property and equipment for the years ended December 31, 2021 and 2020 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated to approximately $14,800 and $17,000 for the years ended December 31, 2021 and 2020, respectively.

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

Accrued Liabilities

Accrued liabilities as of December 31, 2021 and 2020 are summarized as follows:

	(in thousands)
	December 31,	December 31,
	2021	2020

Compensation	$621	$1,094
Professional fees	98	83
Interest	261	1,517
Vacation	39	34
Preferred dividends	349	202
Stock subscription payable	351	-
Other accrued expenses	49	65

Total	$1,768	$2,995

Stock Subscription Payable

Cash received from investors for common stock shares that have not yet been issued is recorded as a liability, which is presented within Accrued Liabilities on the consolidated balance sheet.

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

The Company did not recognize material revenues during the years ended December 31, 2021 or 2020. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of December 31 2021 and 2020, the Company had $337,000 and $42,000 of deferred revenue, respectively.

Significant Distributors

As of December 31, 2021, accounts receivable outstanding was $172,000; the outstanding amount was netted against a $126,000 allowance, leaving a balance of $46,000 which was from two distributors. As of December 31, 2020, accounts receivable outstanding was $150,000, the outstanding amount was netted against a $126,000 allowance, leaving a balance of $24,000 which was from one distributor.

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

The Company has filed its 2020 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2021, the Company had approximately $61.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

During 2021, the Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, the new standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result of adoption of the standard, the Company will no longer separately present in equity an embedded conversion feature for such debt.

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

The Company records its derivative activities at fair value. As of December 31, 2021 we had one instrument that we valued for the derivative liability associated with the bifurcated conversion option of the Auctus loan for $400,000 ($700,000 of the $1,100,000 was paid in during the year ended December 31, 2021). There was no movement of instruments between fair value hierarchy tiers during the years ended December 31, 2021 or 2020.

The following tables present the fair value of those liabilities measured on a recurring basis as of December 31, 2021 and 2020:

	Fair Value at December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	$-	$-	$(32)	$(32)

Total long-term liabilities at fair value	$-	$-	$(32)	$(32)

	Fair Value at December 31, 2020 (in thousands)
	Level 1		Level 2		Level 3	Total
Warrants issued in connection with Senior Secured Debt	$		$		$(2,203)	$(2,203)
Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019		-		-	(25)	(25)

Total long-term liabilities at fair value		$-		$-	$(2,228)	$(2,228)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2021:

	(in thousands)
	Senior Secured Debt	Derivative	Total

Balance, December 31, 2020	$(2,203)	$(25)	$(2,228)
Change in the terms of warrants previously recorded as a liability and now reclassified to equity	1,755	-	1,755
Change in value due to warrants expiring during the year	448	-	448
Extinguishment of derivative liability due to payoff of $700,000 loan to Auctus	-	84	84
Change in fair value during the year	-	(91)	(91)

Balance, December 31, 2021	$-	$(32)	$(32)

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of December 31, 2021 and 2020, 13,673,583 and 13,138,282 shares were issued and outstanding, respectively.

During the years ended December 31, 2021 and 2020 the Company issued 535,301 and 9,818,813 shares of common stock, respectively:

Number of Shares

Conversion of debt into common shares - exchange agreements	7,957,013
Conversion of debt into common shares	175,000
Shares issued for manufacturing agreements	12,147
Shares issued for payment of Series D dividends	148,653
Shares issued to investors	1,526,000
Issued during the year ended December 31, 2020	9,818,813

Shares issued for payment of Series D dividends	109,039
Shares issued for payment of Series E dividends	288,262
Shares issued for payment of finder fee	98,000
Conversion of Series F Preferred shares into common stock	40,000
Issued during the year ended December 31, 2021	535,301

Summary table of common stock share transactions:
Outstanding at December 31, 2019	3,319,469
Issued in 2020	9,818,813
Outstanding at December 31, 2020	13,138,282
Issued in 2021	535,301
Outstanding at December 31, 2021	13,673,583

Conversion of Debt into Common Shares – 2020 Exchange Agreements

On January 8, 2020, the Company exchanged $2,064,366 in debt for several equity instruments with an estimated fair value of $2,065,548, resulting in a loss on extinguishment of debt of $1,183 which is recorded in other income (expense) on the accompanying consolidated statements of operations. The Company also issued 6,957,013 warrants to purchase common stock shares; with exercise prices of $0.25, $0.75 and $0.20. In addition, one of the investors forgave approximately $29,000 of debt, which was recorded as a gain for extinguishment of debt during the year ended December 31, 2020.

On June 3, 2020, the Company exchanged $328,422 of debt held by Auctus, (summarized in Note 10, “Convertible Notes”), for 500,000 shares of common stock and 700,000 warrants to purchase common stock shares. The fair value of the common shares was $250,000 and the fair value of the warrants was $196,818 (based on an estimated fair value of $0.281, as determined utilizing the Black-Scholes option pricing model). This resulted in a net loss on extinguishment of debt of $118,396 ($446,818 fair value less $328,422 of exchanged debt).

On June 30, 2020, the Company exchanged $125,000 of debt held by Mr. James Clavijo, for 500,000 shares of common stock and 250,000 warrants to purchase common shares. The fair value of the common shares was $250,000 and the fair value of the warrants was $99,963 (based on an estimated fair value of $0.40, as determined utilizing the Black-Scholes option pricing model). This resulted in a net loss on extinguishment of debt of $224,963 ($349,963 fair value less $125,000 of exchanged debt).

On July 9, 2020, the Company entered into an exchange agreement with Mr. Bill Wells (one of its former employees) for an outstanding debt to him of $220,000. In lieu of agreeing to dismiss approximately half of what is owed by the Company, Mr. Wells will receive the following: (i) cash payments of $20,000 within 60 days of the signing of the agreement; cash payments over time in the amount of $90,000 in the form of an unsecured note with the Company to be executed within 30 days of a new financing(s) totaling at least $3.0 million. The note shall bear interest of 6.0% and mature over 18 months; (ii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (iii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid. During the year ended December 31, 2020, the Company made a payment of $20,000; this payment allowed the Company to reduce $40,000 in debt, with the corresponding $20,000 difference recorded as a gain. During the year ended December 31, 2021, the Company obtained the minimum amount of financing and issued the promissory note to Mr. Wells in accordance with the agreement described above.

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

____________

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

Conversion of Debt into Common Shares - 2020

Effective September 10, 2014, the Company sold a secured convertible promissory note to an accredited investor, GHS Investments, LLC (“GHS”), with an initial principal amount of $1,275,000, for a purchase price of $570,000 (less an original issue discount of $560,000 and debt issuance costs of $145,000). The outstanding balance of the note was convertible into shares of common stock at a conversion price per share equal to 75% of the lowest daily volume average price of common stock during the five days prior to conversion. During 2020, GHS converted $50,454 of principal and interest owed for 175,000 shares of common stock. As of December 31, 2020, there was no remaining amount due on the note.

Shares Issued for Manufacturing Agreements – 2020

During the year ended December 31, 2020, the Company issued 12,147 shares of common stock to Shandong Yaohua Medical Instrument Corporation (“SMI”), as compensation for manufacturing and distribution services. Refer to Note 7, “Commitments and Contingencies.”

Shares Issued to Investors – 2020

During the year ended December 31, 2020, the Company issued 1,526,000 shares of common stock to certain accredited investors as part of the Series D Preferred Stock offering (see “Series D Preferred Stock” below).

Shares Issued as Payment for Finder’s Fee - 2021

During 2021, the Company issued 98,000 shares of common stock as compensation for the “finder’s fee” associated with the Series F and Series F-2 Preferred Stock offerings (see “Series F Convertible Preferred Stock” and “Series F-2 Convertible Preferred Stock” below).

Conversion of Series F Preferred Shares into Common Stock - 2021

During the year ended December 31, 2021, 10 shares of Series F Preferred were converted into 40,000 shares of the Company’s common stock (see “Series F Convertible Preferred Stock” below).

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2021 and 2020, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 common shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt. Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of December 31, 2021. Upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2021 and 2020, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock.

The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. As of December 31, 2021, these warrants had expired.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049 shares were issued and outstanding at December 31, 2021 and 2020. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2021 and 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

At December 31, 2021 and 2020, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 2,098,500 common shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2021 and 2020, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 6,524,500 common shares.

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

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 763 of which remained outstanding as of December 31, 2021. On January 8, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period.  If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of December 31, 2021, none of the 763 Series D Preferred Shares have been converted to secured debt.

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

During the year ended December 31, 2021, the Company issued 109,039 shares of common stock for the payment of accrued Series D Preferred Stock dividends. As of December 31, 2021, the Company had accrued dividends of $14,306.

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

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually on the Stated Value in cash or, following the listing of the Company’s common stock on certain Canadian trading markets and at the option of the Company, shares of common stock.

During the year ended December 31, 2021, the Company issued 288,262 shares of common for the payment of Series E Preferred Stock dividends accrued. As of December 31, 2021, the Company had accrued dividends of $54,521.

Series F Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,426 of which are issued and outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F Preferred Stock is $1,436.

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

During the year ended December 31, 2021, 10 shares of Series F Preferred were converted into 40,000 shares of the Company’s common stock. As of December 31, 2021, the Company had not issued shares as payment of Series F Preferred Stock dividends. As of December 31, 2021, the Company had accrued dividends of $65,718.

Series F-2 Convertible Preferred Stock

The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 3,237 of which are issued and outstanding. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock (see Note 9, “Convertible Debt”). Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value and liquidation preference on the Series F-2 Preferred Stock is $3,237.

Each share of Series F-2 Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price”). The conversion of Series F-2 Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holders of the Series F-2 Preferred. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. As of December 31, 2021, the Company had not issued shares as payment of Series F-2 Preferred Stock dividends. As of December 31, 2021, the Company had accrued dividends of $94,907.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. On July 8, 2021, the Company redeemed the February 2021 investment of $50,000 for $78,094. The difference of $28,094 was recorded as interest expense. As of December 31, 2021, the amount outstanding was nil.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2021 and 2020:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, January 1, 2020	46,016,840	$1.71
Warrants issued	11,270,013	$0.34
Warrants cancelled/expired	(70)	$1,068,423
Warrants exchanged	(28,962,508)	$0.04
Outstanding, December 31, 2020	28,324,275	$0.25
Warrants issued	7,982,223	$0.30
Warrants cancelled/expired	(1,729,662)	$0.04
Warrants exchanged	(4,713,603)	$0.20
Warrants exercised	(2,193,599)	$0.16
Outstanding, December 31, 2021	27,669,634	$0.29

Warrant Exchanges – 2021

During the year ended December 31, 2021, the Company entered into various agreements with holders of the Company’s $0.20 strike price warrants, pursuant to which each holder separately agreed to exchange 4,713,603 common stock warrants with a strike price of $0.20 for 4,477,923 common stock warrants with a strike price of $0.16 and a contractual term of 15 days. During December 31, 2021, the Company received approximately $351,000 from the holders for the exercise of 2,193,599 warrants, which was included in Accrued Liabilities as of December 31, 2021, pending issuance of the common shares. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and determined the effect of the exchange was nil. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following assumptions:

December 31,
2021
Expected term	15 days
Volatility	143.2%
Risk-free interest rate	0.0%
Dividend yield	0.00%

During the year ended December 31, 2021, the Company entered into various agreements with holders of the Company’s $0.25 strike price warrants, pursuant to which each holder separately agreed that in the event the Company obtains financing of at least $4.0 million, 1,802,161 of common stock warrants with a strike price of $0.25 will be exchanged for 901,081 warrants with terms identical to the warrants granted in the financing and cash payments totaling approximately $90,000, which are due within ten (10) business days of closing of the new financing. In the event Company is not successful in obtaining financing greater than $4.0 million, the warrant’s terms remain unchanged and the common share warrants will expire on their original date. The warrants will have a one-year lockup restriction and a 10% blocker such that the warrant holders will be restricted from owning more than 10% of the total number of the Company’s outstanding common shares at any one point in time after completion of the financing.

During the year ended December 31, 2021, the Company entered into various agreements with holders of the Company’s $0.75 strike price warrants, pursuant to which each holder separately agreed that in the event the Company obtains financing of at least $4.0 million, 1,802,161 of common stock warrants with a strike price of $0.75 will be exchanged for 1,802,161 warrants with the same price but with terms identical to the new warrants granted in the financing. In the event Company is not successful in obtaining financing greater than $4.0 million, the warrant’s terms will remain unchanged and the common share warrants will expire on their original date. The new warrants will have a one-year lockup restriction and a 10% blocker such that the warrant holders will be restricted from owning more than 10% of the total number of the Company’s outstanding common shares at any one point in time after completion of the financing.

During the year ended December 31, 2021, the Company entered into an agreement with GPB Debt Holdings II LLC (“GPB”), pursuant to which GPB agreed that in the event the Company obtains financing of at least $4.0 million, 7,185,000 of common stock warrants with a strike price of $0.20 will be exchanged for 3,592,500 warrants with terms identical to the warrants granted in the financing and a cash payment of $350,000. In the event Company is not successful in obtaining financing greater than $4.0 million, the warrant’s terms remain unchanged and the common share warrants will expire on their original date. The new warrants, which will vest six months after the closing of a financing greater than $4.0 million, will have a 4.99% blocker such that the warrant holders will be restricted from owning more than 4.99% of the total number of the Company’s outstanding common shares at any one point in time after completion of the financing.

Other Warrant Transactions

During 2021, the Company issued 10% debenture unit investments in the amount of $1,130,000 and incurred fees due on these debentures of $86,400. The Company issued the finders 263,000 warrants for the Company’s common stock shares which expire on May 31, 2023 and an additional 150,000 warrants to purchase the Company’s common stock shares which expire on May 31, 2024. The investors received a total of 1,130,000 warrants for common stock shares, which expire on May 17, 2023.

During 2021, the Company issued equity investments in the amount of $2,114,000 and incurred fees due on these investments of $139,000. The Company also issued the finders 98,000 of the Company’s common stock shares and 643,700 warrants, which expire in the first half of 2024.

On January 16, 2020, the Company entered into an exchange agreement with GPB. This exchange agreement canceled the existing outstanding warrants, which were subject to anti-dilution and ratchet provisions, to purchase 35,937,500 shares of common stock at an exercise price of $0.04 per share and resulted in the issuance of new warrants to purchase 7,185,000 shares of common stock at a price of $0.20 per share. The new warrants have fixed exercise prices of $0.20. On January 8, 2021, the Company made a payment of $750,000, as required by the exchange agreement with GPB, which canceled the previously issued warrants.

On January 6, 2020, the Company entered into a finder’s fee agreement. The finder will receive 5% cash and 5% warrants on all funds it raises including bridge loans. The three-year common stock share warrants will have an exercise price of $0.25. During 2019 and 2020, the finder helped the Company raise $300,000, therefore a fee of $31,650 was paid and 126,600 warrants were issued.

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 common stock warrants at a $0.25 strike price and expiring in three years, if the following conditions occur: 1,250,000 common stock warrants, 6 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is a at least $0.50 based on a 30-day VWAP, with a two year term; 1,250,000 common stock warrants, 12 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is at least $0.75 based on a 30-day VWAP, with a one and half year term; 1,250,000 common stock warrants, 18 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is a minimum of $1.00 based on a 30-day VWAP, with a one year term; and 1,250,000 common stock warrants, 24 months after the close of the Series D Preferred Stock units, if the minimum common stock share price is a minimum of $1.25 based on a 30-day VWAP, with a one year term. The consultant agrees to a 10.0% blocker at any single point in time it cannot own 10.0% of the total common stock shares outstanding. The Company issued 1,250,000 common stock warrants during the year ended December 31, 2021, in accordance with the agreement. Refer to Note 7, “Commitments and Contingencies” for additional information.

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

During the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $226,717 and $309,905, respectively. The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)
Options outstanding as of January 1, 2021	1,800,000	$0.49
Options granted	25,000	$0.48
Options forfeited	(167,614)	$0.49
Options expired	(157,386)	$0.49
Options outstanding as of December 31, 2021	1,500,000	$0.49	8.5 years	$135
Options exercisable as of December 31, 2021	954,273	$0.49	8.5 years	$86

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of December 31, 2021 and the exercise price, multiplied by the number of options. As of December 31, 2021, there was $263,470 total unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 1.5 years. The weighted-average fair value of awards granted was $0.47 and $0.48 during the years December 31, 2021 and 2020, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate stock-based compensation expense:

	December 31,	December 31,
	2021	2020
Expected term (years)	10 years	10 years
Volatility	153.12%	153.12%
Risk-free interest rate	0.98%	0.98%
Dividend yield	0.00%	0.00%

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

As of December 31, 2021 and 2020, there was no accrual recorded for any potential losses related to pending litigation.

7.   COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was $110,701 and $114,591 for the years ended December 31, 2021 and 2020, respectively. The below table presents total operating lease right-of-use assets and lease liabilities as of December 31, 2021:

(in thousands)
Year Ended December 31,
2021
Operating lease right-of-use assets	$372
Operating lease liabilities	$392

The table below presents the maturities of operating lease liabilities as of December 31, 2021:

(in thousands)
Operating
Leases
2022	$108
2023	112
2024	115
2025	118
2026	50
Total future lease payments	503
Less: discount	(111)
Total lease liabilities	$392

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

Year Ended December 31,
2021
Weighted average remaining lease term (years)	4.4
Weighted average discount rate	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000.  The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP.  If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date.  The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. During the years December 31 2021, the Company recognized $556,111 of consulting expenses as a result of this agreement, which includes twelve months of expense for the year ended December 31, 2020.  If the Company had properly accounted for the straight-line expensing of these services in 2020, net loss would have increased by $318,000 for a total net loss of $719,000 for the year ended December 31, 2020 and accumulated deficit would have increased to $140.2 million as of December 31, 2020. Unrecognized consulting expense to be recognized under this agreement is $79,444 as of December 31, 2021.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided cash of $350,000, which was recorded as a stock subscription payable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares.

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. Additionally, issuance of the warrants is now predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services, which involve obtaining financing. The Company will recognize expense for the services equal to the fair value of the warrants issued to Mr. Blumberg as the services are provided, which will coincide with the successful execution of a financing agreement over $1,000,000. The Company concluded that as of September 30,2021, there was no longer a liability due to Mr. Blumberg of $350,000. The liability was written off in the third quarter of 2021 and a gain of $350,000 was recognized in non-operating income.

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

On August 12, 2021, the Company executed an amendment to its agreement with SMI, which established a payment schedule for the balance owed by SMI to the Company for outstanding purchase orders. During the year ended December 31, 2021, the Company received $353,635 from SMI on the aforementioned purchase order. The remaining balance owed for outstanding purchase orders was $177,000 as of December 31, 2021. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LaViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LaViva.

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

The conflict in Ukraine, which has already had an impact on financial markets, could result in additional repercussions in our operating business, including delays in obtaining regulatory approval to market our products in Russia. The future impact of the conflict is highly uncertain and cannot be predicted, and we cannot provide any assurance that the conflict will not have a material adverse impact on our operations or future results or filings with regulatory health authorities.

8.   NOTES PAYABLE

Notes Payable in Default

At December 31, 2021 and 2020, the Company maintained notes payable to both related and non-related parties totaling approximately nil and $329,000, respectively. These notes are short term, straight-line amortizing notes. The notes carried annual interest rates between 0% and 10% and have default rates as high as 20%. As described in Note 4: “Stockholders’ Deficit,” certain notes payable in default outstanding had been exchanged for equity and cash as described in the note.

During the year ended December 31, 2021, the Company obtained a legal opinion as to how the applicable statute of limitations effects the status of the note payable due to Mr. Mermelstein and determined that the Company can no longer be required to repay the note as of December 31, 2021. As a result of the opinion, the note payable of $285,244 and accrued interest of $32,945 was written off during the third quarter of 2021.

During 2021, notes payable of $1,000 due to Dr. Cartwright were paid off and notes payable of $26,000 due to Mr. Fowler were brought current and not in default. The note payable to GPB was exchanged as described in Note 9, “Convertible Debt”.

The following table summarizes notes payable in default, including related parties (in thousands):

	Notes payable in default, including related parties
	December 31, 2021	December 31, 2020
Mr. Mermelstein	$-	$285
Dr. Cartwright	-	1
Mr. Fowler	-	26
GPB	-	17
Notes payable in default	$-	$329

The notes payable in default to related parties was $27,000 of the $329,000 balance as of December 31, 2020.

Short Term Notes Payable

At December 31, 2021 and 2020, the Company maintained short term notes payable to both related and non-related parties totaling $165,000 and $96,000, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 4.3% and 6% (16% to 18% in the event of default).

On July 4, 2021, the Company entered into a premium finance agreement to finance its insurance policies totaling $117,560. The note requires monthly payments of $11,968, including interest at 4.3% and matured in April 2022. As of December 31, 2021, the balance owed was $47,615.

On July 4, 2020, the Company entered into a premium finance agreement to finance its insurance policies totaling $109,000. The note requires monthly payments of $11,299, including interest at 4.968% and matured in April 2021. As of December 31, 2021, the balance was paid.

During 2019, the Company issued promissory notes to Dr. Cartwright and Dr. Faupel, in the amounts of approximately $41,000 and $5,000, respectively. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $12,500 and $13,900. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. During the year ended December 31, 2021, the Company entered into an exchange agreement with Mr. Fowler, which combined the notes into one short term note payable of $26,400 and $18,718 in principal and interest of the two previous notes, respectively, for the total balance of $45,118. The agreement brought the note current and will accrue interest at a rate of 6.0%. The note carries a monthly payment of $3,850. As of December 31, 2021, the outstanding principal balance on the note was $5,759. At December 31, 2020 this note was recorded in the Notes payable in default section of the consolidated Balance Sheet.

The following table summarizes short-term notes payable, including related parties:

	Short-term notes payable, including related parties
	December 31, 2021	December 31, 2020
Dr. Cartwright	$34	$46
Dr. Faupel	-	5
Mr. Fowler	6	-
Premium Finance (insurance)	48	45
Short-term notes payable	$88	$96

The short-term notes payable due to related parties was $40,000 of the $88,000 balance at December 31, 2021 and $51,000 of the $96,000 balance at December 31, 2020.

9.  CONVERTIBLE DEBT

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

In connection with the first tranche of $700,000, the Company issued 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972 and was $635,000 allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. The Company made a $700,000 payment on June 1, 2021, which resulted in a prepayment penalty of $350,000 being assessed to the Company, which was outstanding as of December 31, 2021. The Company recorded this prepayment penalty as interest expense. Interest will not be assessed on the prepayment penalty. As of December 31, 2021 and 2020, nil and $700,000, respectively, remained outstanding. As of December 31, 2021, accrued interest was paid in full and at December 31, 2020, $73,889 remained outstanding. Further, as December 31, 2021 and 2020, the Company had unamortized debt issuance costs of nil and $31,146, respectively and an unamortized debt discount on warrants of nil and $179,623, respectively and providing a net balance of $350,000 and $489,231, respectively.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019 securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The note matures on May 27, 2022 and incurs interest at a rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion price is equal to 75% of the average of the five (5) day volume weighted average price of the common stock immediately prior to the issue date of the note (provid\ded, however, that if the common stock is trading on a public market at a price greater than 0.50 per share on the issuance date, than 75% shall be replaced with 80%). If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of December 31, 2021 and 2020, $400,000 remained outstanding and accrued interest was $64,778 and $24,222, respectively. Further, as of December 31, 2021 and 2020, the Company had unamortized debt issuance costs of $13,586 and $47,086, providing a net balance of $451,192 and $377,136. As of December 31, 2021 the bifurcated derivative liability was $31,889.

Convertible Notes in Default

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. During the year ended December 31, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at the default rate of 24% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of December 31, 2021 and 2020, $161,184 (which includes a default penalty of $48,434) and $112,750 remained outstanding. In addition, as of December 31, 2021 and 2020, unamortized debt issuance costs of nil and $5,100 and accrued interest was $36,428 and $10,260, respectively.

The following table summarizes the Short-term Convertible Notes Payable, including debt in default (in thousands):

	Short-term convertible notes payable , including debt in default
	December 31, 2021	December 31, 2020
Auctus Tranche 1	-	700
Auctus Tranche 2	$400	$400
Auctus prepayment penalty	350	-
Auctus (March 31, 2020 Note)	161	113
Debt discount and issuance costs to be amortized	(14)	(262)
Convertible notes payable - short-term	$897	$951

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

Senior Secured Promissory Note

On February 12, 2016, the Company entered into a securities purchase agreement with GPB Debt Holdings II LLC (“GPB”) for the issuance of a $1,437,500 senior secured convertible note for an aggregate purchase price of $1,029,000 (representing an original issue discount of $287,500 and debt issuance costs of $121,000). On May 28, 2016, the balance of the note was increased by $87,500 for a total principal balance of $1,525,000. On December 7, 2016, the Company entered into an exchange agreement with GPB and as a result the principal balance increased by $312,500 for a total principal balance of $1,837,500. In addition, GPB received warrants for 2,246 shares of the Company’s common stock. The Company allocated proceeds totaling $359,555 to the fair value of the warrants at issuance and recorded an additional discount on the debt. The warrants expired during the year ended December 31, 2021.

On January 16, 2020, we entered into an exchange agreement with GPB. Under the terms of this exchange agreement, we exchanged $3,360,811 of debt outstanding for the following: (1) cash payments of $1,500,000, (2) 7,185,000 warrants to purchase common stock, previously outstanding, would be exchanged for new warrants to purchase common stock shares at a strike price of $0.20 and (3) a certain amount of preferred stock shares for the remaining balance outstanding upon the final exchange date. During 2021, we made the final payments totaling $800,000 out of the total $1,500,000 and issued 2,236 shares of Series F-2 preferred stock in accordance with the terms of the agreement. In addition, 7,185,000 of common stock purchase warrants outstanding were exchanged for new warrants with a strike price of $0.20.

As of December 31, 2020, the balance due on the convertible debt was $1,709,414 Interest accrued on the note total $1,233,637 at December 31, 2020 and is included in accrued expenses on the accompanying consolidated balance sheet.

Other Convertible Debt

GHS

On May 19, 2017, the Company entered into a securities purchase agreement with GHS for the purchase of a $66,000 convertible promissory note for the purchase of $60,000 in net proceeds (representing a 10% original issue discount of $6,000). The accrued interest rate of 8% per year until it matured in December 31, 2017. Beginning February 2018, the note is convertible, in whole or in part, at the holder’s option, into shares of the Company’s stock at a conversion price equal to 60% of the lowest trading price during the 25 trading days prior to conversion. Upon the occurrence of an event of default, the note bore interest at a rate of 20% per year and the holder of the note may have required the Company to redeem or convert the note at 150% of the outstanding principal balance. As of December 31, 2020, the balance due on this note was $63,520 including a default penalty of $37,926. Interest accrued on the note totaled $17,816, at December 31, 2020 and is included in accrued expenses on the accompanying consolidated balance sheet. As of December 31, 2021, the note was paid in full.

Effective May 17, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a convertible promissory note with a principal of $9,250 for a purchase price of $7,500 (representing an original issue discount of $750 and debt issuance costs of $1,000). The note accrued interest at a rate of 8% per year until its matured June 17, 2019. Beginning February 2018, the note is convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note bore interest at a rate of 20% per year and the holder of the note may have required the Company to redeem or convert the note at 150% of the outstanding principal balance. As of December 31, 2020, the balance due on this note was $14,187, including a default penalty of $4,937. Interest accrued on the note totaled $5,006 at December 31, 2020 and is included in accrued expenses on the accompanying consolidated balance sheet. As of December 31, 2021, the note was paid in full.

Effective June 22, 2018, the Company entered into a securities purchase agreement with GHS for the purchase of a $68,000 convertible promissory note for a purchase price of $60,000 (representing an original issue discount of $6,000 and debt issuance costs of $2,000). The note accrued interest at a rate of 10% per year until it matured on June 22, 2019. Beginning May 2019, the note was convertible, in whole or in part, at the holder's option, into shares of the Company's stock at a conversion price equal to 70% of the lowest trading price during the 25 trading days prior to conversion (if the note cannot be converted due to Depository Trust Company freeze then rate decreases to 60%). Upon the occurrence of an event of default, the note bore interest at a rate of 20% per year and the holder of the note may have required the Company to redeem or convert the note at 150% of the outstanding principal balance. As of December 31, 2020, the balance due on this note was $103,285, including a default penalty of $35,285. Interest accrued on the note totaled $39,644 at December 31, 2020, respectively, and is included in accrued expenses on the accompanying consolidated balance sheet. As of December 31, 2021, the note was paid in full.

Auctus

On May 22, 2020, the Company entered into an exchange agreement with Auctus. Based on this agreement the Company exchanged three outstanding notes, in the amounts of $150,000, $89,250, and $65,000 for a total amount $328,422 of debt outstanding, as well as any accrued interest and default penalty, for: $160,000 in cash payments (payable in monthly payments of $20,000), 500,000 shares of restricted common stock and 700,000 warrants to purchase common shares at a strike price of $0.15. The fair value of the common stock shares was $250,000 and the fair value of the warrants to purchase common shares was $196,818 (based on an estimated fair value of $0.281 as determined utilizing the Black-Scholes option pricing model). At December 31, 2020, a balance of $40,000 remained to be paid for these exchanged loans. As of December 31, 2021, the loans were paid in full.

The following table summarizes the convertible notes, including convertible debt in default (in thousands):

	Convertible notes payable, including debt in default
	December 31, 2021	December 31, 2020
GBP	$-	$1,709
GHS	-	181
Auctus	-	40
Convertible notes payable	$-	$1,930

Troubled Debt Restructuring

During 2021, the Company restructured debt with GPB resulting in the exchange of $1,709,414 of convertible debt.  This debt restructure met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

10.  LONG-TERM DEBT

Long-term Debt – Related Parties

On July 14, 2018, the Company entered into an exchange agreement with Dr. Faupel, whereby Dr. Faupel agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for a $207,111 promissory note dated September 4, 2018. On July 20, 2018, the Company entered into an exchange agreement with Dr. Cartwright, whereby Dr. Cartwright agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,000 promissory note dated September 4, 2018 that incurs interest at a rate of 6% per annum.

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the debt restructuring exchange agreement and to modify the terms of the original exchange agreement. Under this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement.

On February 19, 2021, the Company entered into new promissory notes replacing the original notes from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, matures on February 18, 2023, and will accrue interest at a rate of 6.0%. For Dr. Faupel the principal amount on the new note was $153,178, matures on February 18, 2023, and will accrue interest at a rate of 6.0%. The modifications extended the maturity date on both of the notes.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236

Exchange for Series F-2 Preferred Stock	(85)
Interest and salaries accrued through December 31, 2021	10
Balance outstanding at December 31, 2021	$161

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364

Exchange for Series F-2 Preferred Stock	(100)
Interest and salaries accrued through December 31, 2021	17
Balance outstanding at December 31, 2021	$281

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). Mr. Fowler exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Shares (convertible into 200,000 shares of common stock) and a $150,000 unsecured note. The note accrues interest at the rate of 6.0% (18.0% in the event of default) beginning on March 1, 2022 and is payable in monthly installments of $3,600 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 6.18%. Mr. Fowler forgave $86,554 and may forgive up to $259,661 of debt if the Company complies with the repayment plan described above.

At the time of the exchange agreement with Mr. Fowler, the Company was in default to the creditor on two notes in the amounts of $12,500 and $13,900 dated December 21, 2016 and January 19, 2017, respectively. The March 22, 2021 exchange agreement modified the notes to current status, payable in full within one year from the date of the agreement, in monthly payments of at least $3,850. The notes accrue at an interest rate of 6% (18% in the event of default).

Future debt obligations as shown below include: $281,000, $161,000 and $150,000 for a total of $592,000 for Dr. Cartwright, Dr. Faupel, and Mr. Fowler, respectively. Future debt obligations at December 31, 2021 for debt owed to related parties is as follows:

Year	Amount
2022	$30
2023	479
2024	39
2025	41
2026	3
Thereafter	-
Total	$592

Troubled Debt Restructuring

The debt extinguished for Dr. Cartwright, Mr. Fowler and Dr. Faupel meet the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. During the year ended December 31, 2021, the Company recorded a gain of $86,554 for Mr. Fowler’s debt exchange.

Small Business Administration Loan

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24 week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of December 31, 2021 and 2020, the outstanding balance was $11,000 (this amount is recorded in current portion of long-term debt) and $50,477, including $385 and $293 in accrued interest, respectively. During the year ended December 31, 2021, the Company was notified that the application for loan forgiveness was approved in the amount of $23,742 in principal and $234 in interest.

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which mature on May 17, 2024 (the “Maturity Date”). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into common stock shares at the holder’s option, at a price of $0.50 per common share (the “conversion price”), subject to adjustment in certain events, at any time prior to maturity date; 2) prior to successful uplist to a U.S. National Exchange, the Company may, at its election, convert the note at the conversion price, or in the event the Company undertakes a capital raise in connection with the uplisting, the holder may, at their election, exchange some or all of the debentures for securities issued in such capital raise on a $1.00 for $1.00 basis; 3) each debenture unit will have a right to 1,000 warrants for common stock shares, warrants have an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into common shares, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into common shares at the Conversion Price; 5) Subject to a holder's option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the common shares is $1.50 per common share or more for each trading day over a 30 consecutive trading day period, the Company may, at any time (the "Redemption Date"), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering common shares to the holders of Convertible Debentures at a deemed price of $0.50 per common share that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At December 31, 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total interest accrued was $73,326. At December 31, 2021, the Company had also recorded a bond payable discount of $240,856 and unamortized debt issuance costs of $69,120, for a net balance of $819,024. Interest is payable at the rate of 10% compounded quarterly, payable semi-annually on July 1 and January 1, beginning on January 1, 2022, each conversion date and on the maturity date.

6% Unsecured Promissory Note

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells (a former employee). In lieu of agreeing to dismiss approximately half of what was owed to him, or $220,000, Mr. Wells received the following: (i) cash payments of $20,000; (ii) an unsecured promissory note in the amount of $90,000 to be executed within 30 days of completing new financing(s) totaling at least $3.0 million, (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid.

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. As of December 31, 2021, the total amount owed to Mr. Wells (principal and accrued interest), was $99,158, of which $77,087 was classified as short-term and is included in “Current portion of long-term debt” on the consolidated balance sheet. The remaining balance is classified as long-term and is included in “Long-term debt” on the consolidated balance sheet.

11.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series C-1, Series C-2, Series D, Series E, Series F and Series F-2 convertible preferred stock, Series G preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	December 31,
	2021	2020

Net loss	(2,431)	(401)
Basic weighted average number of shares outstanding	13,377	10,767
Net loss per share (basic)	(0.18)	(0.04)
Diluted weighted average number of shares outstanding	13,377	10,767
Net loss per share (diluted)	(0.18)	(0.04)

Dilutive equity instruments (number of equivalent units):
Stock options	1,867	-
Preferred stock	18,253	-
Convertible debt	964	62,095
Warrants	15,655	7,683
Total Dilutive instruments	36,739	69,778

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive.

Troubled Debt Restructuring

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being past due or in default on several of its loans, the debt is considered troubled debt. As of December 31, 2021, the troubled debt restructuring in total would have decreased the net loss by $85,000, causing the per share calculation to change from .18 to .19 net loss per share. This includes $94,392 of accounts payables forgiven during the year ended December 31, 2021 in accordance with an agreement executed on September 30, 2021.

12.  INCOME TAXES

The Company has incurred net operating losses ("NOLs") since inception. As of December 31, 2021, the company had NOL carryforwards available through 2038 of approximately $58.0 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $9.9 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

Components of deferred taxes are as follow at December 31 (in thousands):

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2021	2020
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4%	4%
Nondeductible expenses	-	-
Valuation allowance	25%	25%
Effective tax rate	0%	0%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2021, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2021.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations. The Company has filed its 2020 federal and state corporate tax returns. The last three tax years are subject to examination.

The provision for income taxes as of the dates indicated consisted of the following (in thousands) December 31:

	2021	2020
Current	$-	$-
Deferred	-	-
Deferred provision (credit)	(1,728)	1,623
Change in valuation allowance	1,728	(1,623)
Total provision for income taxes	$-	$-

In 2021 and 2020, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

	2021	2020
Deferred tax assets:
Warrant liability	$-	$617
Accrued executive compensation	288	519
Reserves and other	273	289
Stock options	134	132
Net operating loss carryforwards	16,985	17,851
	17,680	19,408
Valuation allowance	(17,680)	(19,408)
Net deferred tax assets	$-	$-

13.  SUBSEQUENT EVENTS

Auctus Exchange Agreement

On June 2, 2021, we entered into an initial exchange agreement Auctus. On February 1, 2022, we entered into a second exchange agreement with Auctus. Pursuant to this second agreement, Auctus agreed to exchange an aggregate of $668,290 of outstanding notes (the "Notes"), including accrued interest, and the associated warrants issued in connection with the Notes (the warrants, for the purpose of the exchange, are valued at, in the aggregate, $1,681,707) into unregistered units of our common stock, warrants and prefunded warrants otherwise in the form and ratios issued in a proposed underwritten public offering on the Nasdaq Capital Markets (the “Nasdaq Offering”).

The exchange price will be on a $1 for $1 basis such that Auctus will receive $2,349,997 of units consisting of common stock, warrants and prefunded warrants.  The units being issued in the exchange with Auctus are unregistered and are being issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.  Additionally, the units and the common stock underlying the units will be subject to a lock up agreement with the underwriters until the earlier of 120 days after the Nasdaq Offering and the date that the daily volume weighted average price of the common stock exceeds 200% of the Nasdaq Offering price for at least five consecutive trading days. Further, the termination date of the June 2, 2021 was extended to April 15, 2022. The $350,000 related to default penalties will be exchanged into $350,000 of securities offered in the Nasdaq Offering.

Common Stock Issuances

Subsequent to December 31, 2021, we issued 4,477,923 shares of common stock for warrant exercises (see Note 4, “Warrant Exchanges – 2021”).

Subsequent to December 31, 2021, we issued 307,000 shares of common stock for the conversion of Series E Preferred shares.

Subsequent to December 31, 2021, we issued 625,686 shares of common stock for payment of a one-time 15% dividend to holders of our Series F and Series F-2 Preferred shares.

Subsequent to December 31, 2021, we issued 121,262 shares of common stock for payment of interest accrued on the 10% Senior Unsecured Convertible Debenture.

Subsequent to December 31, 2021, we issued 60,000 shares of common stock for the conversion of Series F Preferred shares.

Subsequent to December 31, 2021, we issued 23,109 shares of common stock for payment of Series D Preferred share dividends.

Subsequent to December 31, 2021, we issued 12,432 shares of common stock for payment of Series E Preferred share dividends.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2021, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2021, due to the existence of the material weakness described below:

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

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                Our executive officers are elected buy and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Gene S. Cartwright, Ph.D.	67	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Mark Faupel, Ph.D.	66	Chief Operating Officer and Director
Richard P. Blumberg	65	Director
John E. Imhoff, M.D.	72	Director
Michael C. James	63	Chairman and Director

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2021, our officers and directors were in compliance with all applicable filing requirements.

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

Risk Oversight

Our board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant board committees that report on their deliberations to the full board, as further described below. Given the small size of the board, the board feels that this structure for risk oversight is appropriate (except for those risks that require risk oversight by independent directors only). The audit committee is specifically charged with discussing risk management (primarily financial and internal control risk) and receives regular reports from management and independent auditors on risks related to, among others, our financial controls and reporting. The compensation committee reviews risks related to compensation and makes recommendations to the board with respect to whether the Company’s compensation policies are properly aligned to discourage inappropriate risk-taking and is regularly advised by management. In addition, the Company’s management regularly communicates with the board to discuss important risks for their review and oversight, including regulatory risk, and risks stemming from periodic litigation or other legal matters in which we are involved.

Material Changes to Security Holders Nomination Procedure

There has been no material change to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the last disclosure.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2021 and 2020 to the Chief Executive Officer and our two other most highly compensated executive officers, collectively referred to as the “named executive officers,” in 2021:

Name and Principal Position	Year	Salary ($) (3)	Bonus ($)	Option Awards ($) (1)	Other ($) (4)	Total ($)
Gene S. Cartwright, Ph.D. - President,	2021	12,000	-	-	-	12,000
CEO, Acting CFO and Director (2)	2020	12,000	-	193,200	-	205,200
Mark Faupel, Ph.D. - COO	2021	12,000	-	-	29,370	41,370
and Director (2)	2020	12,000	-	193,200	14,000	219,200
Richard Fowler - Senior Vice President of Engineering (2) (6)	2021	-	-	-	7,497	7,497
	2020	-	-	-	21,000	21,000

___________

(1) Option awards figure includes the value of Common Stock option awards at grant date as calculated under FASB ASC 718.

(2) All amounts reported as accrued. Dr. Cartwright, Dr. Faupel, and Mr. Fowler have elected not to get paid a salary, due to our cash position.

(3) Dr. Cartwright and Dr. Faupel accrued $1,000 per month as compensation; the amounts have not been paid.

(4) Other expenses are related to the Company health insurance plan

(6) During 2021, Mr. Fowler was no longer an executive of the Company. Mr. Fowler provided consulting services to the Company during 2021.

Outstanding Equity Awards to Officers at December 31, 2021

	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Name and Principal Position
Gene S. Cartwright, Ph.D. - President, CEO, Acting CFO and Director	236,364	163,636	0.49	07/12/30

Mark Faupel, Ph.D. - COO and Director	236,364	163,636	0.49	07/12/30

Outstanding Equity Awards to Directors at December 31, 2021

	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Name and Principal Position
Michael C. James, Chairman and Director	50,000	-	0.49	07/12/30

John E. Imhoff, M.D., Director	50,000	-	0.49	07/12/30

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information regarding the beneficial ownership of our equity securities as of March 15, 2022 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092.

	Common Stock (2)		Series C Preferred Stock (3)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
B&B Consulting (10)	1,250,000	5.36%	-	-
Blumberg, Richard P. (11)	1,616,515	7.14%	-	-
Cartwright, Gene (12)	1,328,178	5.71%	-	-
Case, Flynn (13)	1,748,088	7.92%	-	-
Faupel, Mark (14)	1,759,911	7.42%	-	-
Fieldhouse Pro Funds (15)	2,396,079	10.71%	-	-
GHS Investments LLC (16)	1,193,223	5.14%	286.00	100.00%
Imhoff, John E. (17)	11,028,471	37.69%	-	-
Imhoff, Lynne (18)	1,350,005	5.77%	-	-
James, Michael C. (19)	65,233	*	-	-
K2 Medical (20)	1,925,710	8.20%	-	-
Maloof, Dolores (21)	1,697,545	7.18%	-	-
Narbut, Laurence (22)	1,635,613	7.15%	-	-
Rosalind Master Fund (23)	2,850,201	11.49%	-	-
Wells Plus 6ix Multi Strategy (24)	2,079,314	8.64%	-	-
All directors and executive officers as a group (5 persons) (25)	15,698,308	41.73%	-	-

	Series C1 Preferred Stock (4)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
B&B Consulting (10)	-	-	-	-
Blumberg, Richard P. (11)	-	-	-	-
Cartwright, Gene (12)	-	-	-	-
Case, Flynn (13)	-	-	-	-
Faupel, Mark (14)	-	-	299.25	9.17%
Fieldhouse Pro Funds (15)	-	-	-	-
GHS Investments LLC (16)	-	-	-	-
Imhoff, John E. (17)	-	-	2,400.75	73.59%
Imhoff, Lynne (18)	675.00	64.33%	-	-
James, Michael C. (19)	-	-	-	-
K2 Medical (20)	-	-	-	-
Maloof, Dolores (21)	-	-	562.25	17.24%
Narbut, Laurence (22)	-	-	-	-
Rosalind Master Fund (23)	-	-	-	-
Wells Plus 6ix Multi Strategy (24)	-	-	-	-
All directors and executive officers as a group (5 persons) (25)	-	-	2,700.00	82.76%

	Series D Preferred Stock (6)		Series E Preferred Stock (7)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
B&B Consulting (10)	-	-	-	-
Blumberg, Richard P. (11)	-	-	-	-
Cartwright, Gene (12)	50.00	6.55%	-	-
Case, Flynn (13)	-	-	-	-
Faupel, Mark (14)	38.00	4.98%	-	-
Fieldhouse Pro Funds (15)	-	-	-	-
GHS Investments LLC (16)	-	-	150.00	8.64%
Imhoff, John E. (17)	300.00	39.32%	-	-
Imhoff, Lynne (18)	-	-	-	-
James, Michael C. (19)	-	-	-	-
K2 Medical (20)	-	-	-	-
Maloof, Dolores (21)	50.00	6.55%	-	-
Narbut, Laurence (22)	-	-	-	-
Rosalind Master Fund (23)	250.00	32.77%	250.00	14.41%
Wells Plus 6ix Multi Strategy (24)	-	-	-	-
All directors and executive officers as a group (5 persons) (25)	388.00	50.85%	-	-

	Series F Preferred Stock (8)		Series F-2 Preferred Stock (9)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
B&B Consulting (10)	-	-	-	-
Blumberg, Richard P. (11)	-	-	88.00	2.72%
Cartwright, Gene (12)	-	-	110.00	3.40%
Case, Flynn (13)	-	-	-	-
Faupel, Mark (14)	-	-	97.00	3.00%
Fieldhouse Pro Funds (15)	-	-	-	-
GHS Investments LLC (16)	-	-	-	-
Imhoff, John E. (17)	10.00	0.70%	-	-
Imhoff, Lynne (18)	-	-	-	-
James, Michael C. (19)	-	-	-	-
K2 Medical (20)	-	-	-	-
Maloof, Dolores (21)	25.00	1.75%	-	-
Narbut, Laurence (22)	200.00	14.03%	-	-
Rosalind Master Fund (23)	-	-	-	-
Wells Plus 6ix Multi Strategy (24)	-	-	271.00	8.37%
All directors and executive officers as a group (5 persons) (25)	10.00	0.70%	295.00	9.11%

___________

(*) Less than 1%.

(1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2) Percentage ownership is based on 22,063,995 shares of common stock outstanding as of  March 15, 2022. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3) As of March 15, 2022, there were 286 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(4) As of March 15, 2022, there were 1,049.25 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(5) As of March 15, 2022, there were 3,262.25 shares of Series C2 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(6) As of March 15, 2022, there were 763 shares of Series D preferred stock outstanding, and each such share was convertible into approximately 3,000 shares of common stock.
(7) As of March 15, 2022, there were 1,735.5 shares of Series E preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(8) As of March 15, 2022, there were 1,426 shares of Series F preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(9) As of March 15, 2022, there were 3,237 shares of Series F-2 preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(10) Shares of common stock consists of 1,250,000 shares issuable upon exercise of warrants.

(11) Shares of common stock consists of 1,025,203 shares of common stock directly held, 239,312 shares issuable upon exercise of warrants, and 352,000 shares issuable upon conversion of 88 shares of Series F-2 preferred stock.

(12) Shares of common stock consist of 138,176 shares of common stock directly held, 200,000 shares issuable upon exercise of warrants, 440,000 shares issuable upon conversion of 110 shares of Series F-2 preferred stock, 150,000 shares issuable upon conversion of 50 shares of Series D preferred stock and 400,002 shares subject to options. Dr. Cartwright is the CEO and is on the Board of Directors.

(13) Shares of common stock consists of 1,748,088 shares of common stock directly held.

(14) Shares of common stock consist of 107,402 shares of common stock directly held, 152,000 shares issuable upon exercise of warrants, 400,009 shares subject to options, 388,000 shares issuable upon conversion of 97 shares of Series F-2 preferred stock, 114,000 shares issuable upon conversion of 38 shares of Series D preferred stock and 598,500 shares issuable upon conversion of 299.25 shares of Series C2 preferred stock. Dr. Faupel is the COO and is on the Board of Directors.

(15) Shares of common stock consist of 2,091,079 shares of common stock directly held and 305,000 shares issuable upon exercise of warrants.

(16) Shares of common stock consists of 21,223 shares of common stock directly held, 600,000 shares issuable upon conversion of 150 shares of Series E preferred stock, 572,000 shares issuable upon conversion of 286 shares of Series C preferred stock.

(17) Shares of common stock consist of 3,835,076 shares of common stock directly held, 1,401,888 shares issuable upon exercise of warrants, 50,007 shares subject to options, 40,000 shares issuable upon conversion of 10 shares of Series F preferred stock, 900,000 shares issuable upon conversion of 300 shares of Series D preferred stock and 4,801,500 shares issuable upon conversion of 2,400.75 shares of Series C2 preferred stock. Dr. Imhoff is on the Board of Directors.

(18) Shares of common stock consist of 5 shares of common stock directly held, and 1,350,000 shares issuable upon conversion of 675.00 shares of Series C1 preferred stock.
(19) Shares of common stock consist of 12,773 shares of common stock directly held and 52,460 shares issuable upon exercise of warrants. Mr. James is on the Board of Directors.
(20) Shares of common stock consists of 513,042 shares of common stock directly held and 1,408,668 shares issuable upon exercise of warrants.

(21) Shares of common stock consists of 123,045 shares of common stock directly held, 200,000 shares issuable upon exercise of warrants, 1,124,500 shares issuable upon conversion of 562.25 shares of Series C2 preferred stock, and 150,000 shares issuable upon conversion of 50 shares of Series D preferred stock and 100,000 shares issuable upon conversion of 25 shares of Series F preferred stock.

(22) Shares of common stock consists of 800,000 shares issuable upon conversion of 200 shares of Series F preferred stock.

(23) Shares of common stock consists of 100,201 shares of common stock directly held, 1,000,000 shares issuable upon exercise of warrants, 750,000 shares issuable upon conversion of 250 shares of Series D preferred stock, and 1,000,000 shares issuable upon conversion of 250 shares of Series E preferred stock.

(24) Shares of common stock consists of 80,314 shares of common stock directly held, 1,084,000 shares issuable upon conversion of 271 shares of Series F-2 preferred stock, 300,000 shares issuable upon exercise of warrants and 615,000 shares issuable upon conversion of the 10% debenture.

(25) Shares of common stock consists of 5,018,630 shares of common stock directly held, 2,045,660 shares issuable upon exercise of warrants, 850,018 shares subject to options, 40,000 shares issuable upon conversion of 10 shares of Series F preferred stock, 1,180,000 shares issuable upon conversion of 295 shares of Series F-2 preferred stock, 1,164,000 shares issuable upon conversion of 388 shares of Series D preferred stock and 5,400,000 shares issuable upon conversion of 2,700 shares of Series C2 preferred stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Long-Term Debt – Related Parties.

On July 14, 2018, the Company entered into an exchange agreement with Dr. Faupel, whereby Dr. Faupel agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for a $207,111 promissory note dated September 4, 2018. On July 20, 2018, the Company entered into an exchange agreement with Dr. Cartwright, whereby Dr. Cartwright agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,000 promissory note dated September 4, 2018 that incurs interest at a rate of 6% per annum.

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the debt restructuring exchange agreement and to modify the terms of the original exchange agreement. Under this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement.

On February 19, 2021, the Company entered into new promissory notes replacing the original notes from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, matures on February 18, 2023, and will accrue interest at a rate of 6.0%. For Dr. Faupel the principal amount on the new note was $153,178, matures on February 18, 2023, and will accrue interest at a rate of 6.0%. The modifications extended the maturity date on both of the notes.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

The table below summarizes the details of the exchange agreement (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236

Exchange for Series F-2 Preferred Stock	(85)
Interest and salaries accrued through December 31, 2021	10
Balance outstanding at December 31, 2021	$161

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364

Exchange for Series F-2 Preferred Stock	(100)
Interest and salaries accrued through December 31, 2021	17
Balance outstanding at December 31, 2021	$281

Consulting Agreement - Richard Blumberg

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000, which was recorded as a subscription receivable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares.

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. Additionally, issuance of the warrants is now predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services, which involve obtaining financing. The Company will recognize expense for the services equal to the fair value of the warrants issued to Mr. Blumberg as the services are provided, which will coincide with the successful execution of a financing agreement over $1,000,000. The Company concluded that as of September 30,2021, there was no longer a liability due to Mr. Blumberg of $350,000. The liability was written off in the third quarter of 2021 and a gain of $350,000 was recognized in non-operating income.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP is our current independent registered public accounting firm. We were billed by UHY LLP $191,470 and $164,650 during the fiscal years ended December 31, 2021 and 2020, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report, review of our quarterly reports, and other SEC filings.

	2021	2020
Audit fees	$168,000	$150,000
Audit related fees	15,900	8,400
Tax fees	4,570	6,250
S-1 related fees	3,000	-
Total fees	$191,470	$164,650

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

EXHIBITS

Exhibit Number	Exhibit Description
1.1*	Form of Underwriting Agreement
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed March 15, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
3.3	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed November 15, 2018)
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the annual report on Form 10-K filed April 5, 2021)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the annual report on Form 10-K filed April 5, 2021)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series F-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on June 10, 2021)

3.8*	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock
3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the amended registration statement on Form S-1/A (No. 333-22429) filed April 24, 1997)
4.2	Secured Promissory Note, dated September 10, 2014 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed September 10, 2014)
4.3	Amendment #1 to Secured Promissory Note, dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 19, 2015)
4.4	Amendment #2 to Secured Promissory Note, dated May 4, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed May 7, 2015)
4.5	Amendment #3 to Secured Promissory Note, dated June 1, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed June 5, 2015)
4.6	Amendment #4 to Secured Promissory Note, dated June 16, 2015 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed June 30, 2015)
4.7	Amendment #5 to Secured Promissory Note, dated June 29, 2015 (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed June 30, 2015)
4.8	Amendment #6 to Secured Promissory Note, dated January 20, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed February 16, 2016)
4.9	Amendment #7 to Secured Promissory Note, dated February 11, 2016 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed February 16, 2016)
4.1	Amendment #8 to Secured Promissory Note, dated March 7, 2016 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed March 7, 2016)
4.11	Senior Secured Convertible Note, dated February 12, 2016 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 12, 2016)
4.12	Form of Exchange Note (GPB) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 7, 2016)
4.13	10% OID Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed December 30, 2016)
4.14	Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed February 16, 2017)
4.15	Form of Warrant (Standard Form) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 14, 2010)

4.16	Form of Warrant (InterScan) (incorporated by reference to Exhibit 4.13 to the annual report on Form 10-K for the year ended December 31, 2013, filed March 27, 2014)
4.17	Form of Warrant (November 2011 Private Placement) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K/A, filed November 28, 2011)
4.18	Form of Warrant (Series B-Tranche A) (incorporated by reference to Exhibit 10.2 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.19	Form of Warrant (Series B-Tranche B) (incorporated by reference to Exhibit 10.3 to amendment no. 1 to the current report on Form 8-K, filed May 23, 2013)
4.2	Form of Warrant (Regulation S) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed September 8, 2014)
4.21	Form of Warrant (2014 Public Offering Placement Agent) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed December 4, 2014)
4.22	Form of Warrant (2014 Public Offering Warrant Exchanges) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 30, 2015)
4.23	Form of Warrant (Series C) (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K filed June 30, 2015)
4.24	Form of Warrant (Senior Secured Convertible Note) (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K filed February 12, 2016)
4.25	Form of Warrant (Series B-Tranche B Exchanges; GPB Exchange) (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed June 14, 2016)
4.26	Common Stock Purchase Warrant (Convertible Promissory Note) (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed February 16, 2017)
4.27

Senior Secured Convertible Note, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

4.28

Common Stock Warrant, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

4.29	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.31	Form of 12% debenture (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.32	Form of Warrant (Exchange Agreements) (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.33	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.34	Convertible Promissory Note with Auctus, dated March 31, 2020 (incorporated by reference to Exhibit 4.34 to the annual report on Form 10-K filed April 5, 2021)
4.35	Form of Warrant (Auctus Note), dated March 31, 2020 (incorporated by reference to Exhibit 4.35 to the annual report on Form 10-K filed April 5, 2021)
4.36	Form of Warrant (Series D Preferred Stock) (incorporated by reference to Exhibit 4.36 to the annual report on Form 10-K filed April 5, 2021)
4.37	Form of Warrant (Series D Preferred Stock) (incorporated by reference to Exhibit 4.37 to the annual report on Form 10-K filed April 5, 2021)
4.38	Form of Warrant (Ironstone Capital), dated April 23, 2020 (incorporated by reference to Exhibit 4.38 to the annual report on Form 10-K filed April 5, 2021)
4.39	Form of Warrant (Auctus Note), dated May 22, 2020 (incorporated by reference to Exhibit 4.39 to the annual report on Form 10-K filed April 5, 2021)
4.4

Form of Warrant (Credential Qtrade Securities Inc. ITF Reve Royalty Income Growth, dated as of June 23, 2020) (incorporated by reference to Exhibit 4.40 to the annual report on Form 10-K filed April 5, 2021)

4.41	Form of Warrant (James Clavijo), dated June 23, 2020 (incorporated by reference to Exhibit 4.41 to the annual report on Form 10-K filed April 5, 2021)
4.42	Form of Warrant (Manju Venugopal), dated August 10, 2020 (incorporated by reference to Exhibit 4.42 to the annual report on Form 10-K filed April 5, 2021)
4.43	Note Payable Agreement with Gene Cartwright, dated February 19, 2021 (incorporated by reference to Exhibit 4.43 to the annual report on Form 10-K filed April 5, 2021)
4.44	Note Payable Agreement with Mark Faupel, dated February 19, 2021 (incorporated by reference to Exhibit 4.44 to the annual report on Form 10-K filed April 5, 2021)
4.45	Form of Warrant (Aspen Capital), dated June 23, 2020 (incorporated by reference to Exhibit 4.45 to the annual report on Form 10-K filed April 5, 2021)
4.46*	Form of Common Stock Purchase Warrant (Aspen Capital) dated May 31, 2021
4.47*	Form of Common Stock Purchase Warrant (Iron Stone Capital) dated August 10, 2021
4.48*	Form of Common Stock Purchase Warrant dated November 4, 2021
4.49	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.34 to the registration statement on Form S-1/A (No. 333-259871) filed February 17, 2022)

4.5	Form of Public Warrant (incorporated by reference to Exhibit 4.35 to the registration statement on Form S-1/A (No. 333-259871) filed February 17, 2022)
10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Securities Purchase Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed June 30, 2015)
10.6	Registration Rights Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed June 30, 2015)
10.7	Form of Joinder Agreement (Series C) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 13, 2015)
10.8	Interim Securities Purchase Agreement (Series C), dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 3, 2015)
10.9	Securities Purchase Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed February 12, 2016)
10.1	Security Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed February 12, 2016)
10.11	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
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
10.15

Securities Purchase Agreement, dated as of February 22, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.16

Lease Modification, dated as of February 23, 2018, by and between Guided Therapeutics, Inc. and TREA Infill Industrial Atlanta, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.17

Securities Purchase Agreement, dated as of March 12, 2018, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.18

Securities Purchase Agreement, dated as of May 17, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.19

Securities Purchase Agreement, dated as of March 20, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.2

Securities Purchase Agreement, dated as of April 30, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.21

Securities Purchase Agreement, dated as of June 7, 2018, by and between Guided Therapeutics, Inc. and Power Up (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.22

Securities Purchase Agreement, dated as of June 22, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.23

Securities Purchase Agreement, dated as of July 3, 2018, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.24	Promissory Note, dated as of August 22, 2018, by and between Guided Therapeutics, Inc. and Mr. Case (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
10.25

Exchange Agreements, dated as of August 31, 2018, by and between Guided Therapeutics, Inc. and Series C1 Preferred Stockholders in exchange for Series C2 Preferred Stock. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 6, 2018)

10.26

Promissory Note, dated as of September 19, 2018, by and between Guided Therapeutics, Inc. and Mr. Gould (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.27

Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.28

Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.29

Equity Financing Agreement, dated as of March 1, 2018, by and between Guided Therapeutics, Inc. and GHS Investments, Inc (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

87

10.3

Purchase and Sale Agreement, dated as of February 14, 2019, by and between Guided Therapeutics, Inc. and Everest Business Funding (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.31

Promissory Note, dated as of February 15, 2019, by and between Guided Therapeutics, Inc. and Mr. Gould (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.32

Securities Purchase Agreement, dated as of March 29, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.33

Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Eagle Equities, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.34

Securities Purchase Agreement, dated as of May 15, 2019, by and between Guided Therapeutics, Inc. and Adar Bays, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.35

Loan Agreement, dated as of July 1, 2019, by and between Guided Therapeutics, Inc. and Accilent Capital Management Inc. / Rev Royalty Trust Income and Growth Trust (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.36

License Agreement Modification, dated as of July 24, 2019, by and between Guided Therapeutics, Inc. and Shandong Medical Instrument Corporation (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.37

Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Faupel (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.38

Addendum to the Exchange Agreement, dated as of September 30, 2018, by and between Guided Therapeutics, Inc. and Dr. Cartwright (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.39

Exchange Agreement, dated as of December 5, 2019, by and between Guided Therapeutics, Inc. and Aquarius (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.4

Securities Purchase Agreement, dated as of December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.41

Security Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.42

Registration Rights Agreement, dated December 17, 2019, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.43

Form of Securities Purchase Agreement between the Guided Therapeutics, Inc. and investors set forth therein (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.44	Form of Security Agreement between the Guided Therapeutics, Inc. and investors set forth therein (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
10.46	Securities Purchase Agreement (Series D), dated December 30, 2019 (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
10.47	Registration Rights Agreement (Series D), dated December 30, 2019 (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
10.48	Form of Joinder Agreement (Series D), dated December 30, 2019 (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
10.49

Form of Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Investors (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.5	Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and K2 (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
10.51

Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Mr. Blumberg (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.52

Exchange Agreement, dated as of December 30, 2019, by and between Guided Therapeutics, Inc. and Dr. Imhoff (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.53

Exchange Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Jones Day Law Firm (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.54

Finder’s Fee Agreement, dated as of January 6, 2020, by and between Guided Therapeutics, Inc. and Iron Stone Capital (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.55

Promissory Note, dated as of January 15, 2020, by and between Guided Therapeutics, Inc. and IRTH Communications, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

88

10.56

Exchange Agreement, dated as of January 16, 2020, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.57

Promotional Agreement, dated as of January 22, 2020, by and between Guided Therapeutics, Inc. and Blumberg & Bowles Consulting, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.58

Securities Purchase Agreement, dated as of March 31, 2020, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

10.59	2018 Stock Option Plan of the Registrant (incorporated by reference to Annex B of Definitive Proxy Statement filed October 11, 2018)
10.6	Finder’s Fee Agreement with JH Darbie, dated as of May 19, 2020 (incorporated by reference to Exhibit 10.59 to the annual report on Form 10-K filed April 5, 2021)
10.61	Debt for Equity Exchange Agreement with Auctus, dated as of May 22, 2020 (incorporated by reference to Exhibit 10.60 to the annual report on Form 10-K filed April 5, 2021)
10.62	Securities Purchase Agreement with Auctus, dated as of May 27, 2020 (incorporated by reference to Exhibit 10.61 to the annual report on Form 10-K filed April 5, 2021)
10.63	Finder’s Fee Agreement with FCMI, dated as of June 11, 2020 (incorporated by reference to Exhibit 10.62 to the annual report on Form 10-K filed April 5, 2021)
10.64	Exchange Agreement with William Wells, dated as of July 9, 2020 (incorporated by reference to Exhibit 10.63 to the annual report on Form 10-K filed April 5, 2021)
10.65	Securities Purchase Agreement with PowerUp, dated as of December 24, 2020 (incorporated by reference to Exhibit 10.64 to the annual report on Form 10-K filed April 5, 2021)
10.66	Securities Purchase Agreement with PowerUp, dated as of February 10, 2021 (incorporated by reference to Exhibit 10.65 to the annual report on Form 10-K filed April 5, 2021)
10.67	Consulting Agreement with Richard Blumberg, dated as of March 11, 2021 (incorporated by reference to Exhibit 10.66 to the annual report on Form 10-K filed April 5, 2021)
10.68	Exchange Agreement with Richard Fowler, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.67 to the annual report on Form 10-K filed April 5, 2021)
10.69	Securities Purchase Agreement for Series E Preferred Stock (incorporated by reference to Exhibit 10.68 to the annual report on Form 10-K filed April 5, 2021)
10.70	Securities Purchase Agreement (Series F), dated March 31, 2020 (incorporated by reference to Exhibit 10.68 to the annual report on Form 10-K filed April 5, 2021)
10.71

Exchange Agreement, dated as of June 23, 2020, by and between Guided Therapeutics, Inc. and James Clavijo (incorporated by reference to exhibit 10.61 to the registration statement on Form S-1/A (No. 333-259871) filed February 17, 2022)

10.72

Agreement between Shandong Yaohua Medical Instrument Corporation and Guided Therapeutics, Inc., Confidential, Final 12 August 2021 (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed September 7, 2021)

10.73*	Agreement dated September 30, 2021, by and between Guided Therapeutics, Inc. and Richard P. Blumberg
10.74*	Exchange Agreement, dated as of December 10, 2021, by and between Guided Therapeutics, Inc. and John Imhoff, M.D.
10.75*	Exchange Agreement, dated as of December 20, 2021, by and between Guided Therapeutics, Inc. and John Gould
10.76*	Exchange Agreement, dated as of December 13, 2021, by and between Guided Therapeutics, Inc. and Frederick Grimm
10.77*	Exchange Agreement, dated as of December 16, 2021, by and between Guided Therapeutics, Inc. and Richard P. Blumberg, Esq.
10.78*	Exchange Agreement, dated as of December 16, 2021, by and between Guided Therapeutics, Inc. and K2 Medical, LLC
10.79*	Exchange Agreement, dated as of December 20, 2021, by and between Guided Therapeutics, Inc. and Gene S. Cartwright
10.80*	Exchange Agreement, dated as of December 20, 2021, by and between Guided Therapeutics, Inc. and Mark L. Faupel
10.81*	Exchange Agreement, dated as of December 21, 2021, by and between Guided Therapeutics, Inc. and Flynn D. Case Living Trust
10.82*	Exchange Agreement, dated as of December 21, 2021, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II LLC
10.83*	Exchange Agreement, dated as of December 21, 2021, by and between Guided Therapeutics, Inc. and Michael C. James
10.84*	Exchange Agreement, dated as of December 30, 2021, by and between Guided Therapeutics, Inc. and Bryan Mamula
10.85*	Exchange Agreement, dated as of December 30, 2021, by and between Guided Therapeutics, Inc. and Dolores Maloof
10.86*	Promissory Note, dated December 31, 2021, by and between Guided Therapeutics, Inc. and William Wells
10.87*	Exchange Agreement dated February 1, 2022, by and between Guided Therapeutics, Inc. and Auctus Fund LLC
10.88*	Extension of Auctus Exchange Agreement, dated February 10, 2022
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*	Interactive Data File

______________

*Filed herewith

89

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

Date: March 29, 2022	By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

90