Form 10-Q
period 2022-03-31
GUIDED THERAPEUTICS INC
filed 2022-05-16
CIK 924515

UNITED STATES

 SECURITIES ANDEXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the registrant had 27,568,698 shares of Common Stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$725	$643
Accounts receivable, net of allowance for doubtful accounts of $126 at March 31, 2022 and December 31, 2021	39	46
Inventory, net of reserves of $785 at March 31, 2022 and December 31, 2021	570	571
Other current assets	453	377
Total current assets	1,787	1,637

Non-Current Assets:
Property and equipment, net	28	14
Operating lease right-of-use assets, net of amortization	355	372
Other assets	17	17
Total non-current assets	400	403

TOTAL ASSETS	$2,187	$2,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,476	$2,362
Accounts payable, related parties	80	87
Accrued liabilities	1,228	1,768
Deferred revenue	514	337
Current portion of lease liability	70	67
Current portion of long-term debt	67	88
Current portion of long-term debt, related parties	27	-
Short-term notes payable	12	48
Short-term notes payable, related parties	31	40
Convertible notes payable in default	161	161
Short-term convertible notes payable	745	736
Derivative liability	38	-
Total current liabilities	5,449	5,694

Long-Term Liabilities
Long-term lease liabilities	307	325
Derivative liability	-	32
Long-term convertible debt	852	820
Long-term debt	-	22
Long-term debt, related parties	568	592
Total long-term liabilities	1,727	1,791

Total liabilities	7,176	7,485

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference of $286 at March 31, 2022 and December 31, 2021.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference of $1,049 at March 31, 2022 and December 31, 2021.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference of $3,263 at March 31, 2022 and December 31, 2021.	531	531
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.8 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference of $763 at March 31, 2022 and December 31, 2021, respectively.	276	276
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 1.0 and 1.7 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Liquidation preference of $968 and $1,736 at March 31, 2022 and December 31, 2021, respectively.	914	1,639
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.4 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference of $1,411 and $1,426 at March 31, 2022 and December 31, 2021, respectively.	1,174	1,187
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 3.2 shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference of $3,237 at March 31, 2022 and December 31, 2021.	2,963	2,963
Series G convertible preferred stock, $0.001 par value; 1,000 shares authorized, nil shares issued and outstanding as of March 31, 2022 and December 31, 2021. Liquidation preference was nil at March 31, 2022 and December 31, 2021.	-	-
Common stock, $0.001 par value; 500,000 shares authorized, 22,316 and 13,673 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,410	3,403
Additional paid-in capital	129,042	126,800
Treasury stock at cost	(132)	(132)
Accumulated deficit	(143,442)	(142,387)

Total stockholders’ deficit	(4,989)	(5,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,187	$2,040

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

Sales - devices and disposables	$5	$-
Cost of goods sold	1	-
Gross profit	4	-

Operating expenses:
Research and development	21	16
Sales and marketing	40	36
General and administrative	386	771
Total operating expenses	447	823

Loss from operations	(443)	(823)

Other income (expenses):
Interest expense	(101)	(141)
Change in fair value of derivative liability	(6)	(88)
Gain from extinguishment of debt	41	87
Change in fair value of warrants	-	448
Other expenses	2	-
Total other income (expense)	(64)	306

Loss before income taxes	(507)	(517)
Provision for income taxes	-	-

Net loss	(507)	(517)
Preferred stock dividends	(548)	(55)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,055)	$(572)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average shares outstanding
Basic	20,683	13,172
Diluted	20,683	13,172

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2022	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(725)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(13)	-	-
Stock-based compensation	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2022	1	$914	1	$1,174	3	$2,963

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,673	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	4,478	4	712	-	-	716
Issuance of common stock for payment of Series D preferred dividends	23	-	15	-	-	15
Issuance of common stock for payment of Series E preferred dividends	13	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	158	-	105	-	-	105
Issuance of common stock for payment of Series F-2 preferred dividends	96	-	64	-	-	64
Issuance of common stock for payment of interest	121	-	81	-	-	81
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	-	399	-	-	399
Conversion of Series E preferred stock to common stock	3,070	3	722	-	-	-
Conversion of Series F preferred stock to common stock	60	-	13	-	-	-
Stock-based compensation	-	-	44	-	-	44
Expense for warrants issued to consultants	-	-	79	-	-	79
Accrued preferred dividends	-	-	-	-	(548)	(548)
Net loss	-	-	-	-	(507)	(507)
Balance at March 31, 2022	22,316	$3,410	$129,042	$(132)	$(143,442)	$(4,989)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F preferred stock	-	-	-	-	-	-	-	-
Issuance of warrants to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Conversions of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series G
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	2	$1,639	-	$-	-	$-
Series F preferred offering	-	-	2	1,667	-	-
Conversion of debt and expenses for Series F preferred stock	-	-	2	2,559	-	-
Issuance of warrants to finders	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	153	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-
Conversions of warrants from liability to equity	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2021	2	$1,639	4	$4,226	153	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series F preferred offering	-	-	-	-	-	1,667
Conversion of debt and expenses for Series F preferred stock	-	-	-	-		2,559
Issuance of warrants to finders	-	-	151	-	-	151
Series G preferred offering	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	42	-	14	-	-	14
Issuance of warrants to consultants	-	-	398	-	-	398
Conversions of warrants from liability to equity	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	62	-	-	62
Accrued preferred dividends	-	-	-	-	(55)	(55)
Net loss		-	-	-	(517)	(517)
Balance at March 31, 2021	13,180	$3,403	$125,489	$(132)	$(140,528)	$(4,821)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(507)	$(517)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	41	64
Amortization of beneficial conversion feature	-	8
Stock based compensation	44	62
Change in fair value of warrants	-	(448)
Change in fair value of derivatives	6	88
Amortization of lease right-of-use-asset	16	-
Expense for warrants issued to consultants	79	398
Gain from forgiveness of debt	(41)	(87)
Other non-cash expenses (income)	6	-
Change in operating assets and liabilities:
Accounts receivable	6	-
Inventory	1	(1)
Other current assets	(76)	46
Other non-current assets	-	(18)
Accounts payable and accrued liabilities	84	65
Lease liabilities	(15)	-
Deferred revenue	177	20
NET CASH USED IN OPERATING ACTIVITIES	(179)	(320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	(1)
NET CASH USED FOR INVESTING ACTIVITIES	(14)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	365	-
Payments made on notes payable	(90)	(557)
Proceeds from Series F offering, net of costs	-	1,818
Proceeds from Series G offering, net of costs	-	125
NET CASH PROVIDED BY FINANCING ACTIVITIES	275	1,386

NET CHANGE IN CASH	82	1,065

Cash at beginning of period	643	182

CASH AT END OF PERIOD	$725	$1,247

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$6	$405

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$548	$55
Common stock issued for payment of interest	$81	$-
Issuance of series F-2 preferred stock	$-	$2,559
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$-	$151
Common stock issued for payment of dividends	$592	$14
Conversion of Series E Preferred Shares into Common Stock	$725	$1,755
Conversion of Series F Preferred Shares into Common Stock	$13	$-

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2021 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of March 31, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2022 and 2021 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2022, it had an accumulated deficit of approximately $143.4 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At March 31, 2022, the Company had a negative working capital of approximately $3.7 million, accumulated deficit of $143.4 million, and incurred a net loss including preferred dividends of $1.1 million for the three months then ended. Stockholders’ deficit totaled approximately $5.0 million at March 31, 2022, primarily due to recurring net losses from operations.

During the three-month period ended March 31, 2022, the Company raised $0.4 million of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 25.4 million shares of its common stock outstanding at March 31, 2022, with exercise prices ranging between $0.15 and $0.80 per share. Exercises of in-the-money warrants would generate a total of approximately $4.7 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. As of March 31, 2022 and December 31, 2021, our inventories were as follows:

	(in thousands)
	March 31, 2022	December 31, 2021

Raw materials	$1,254	$1,255
Work-in-progress	69	69
Finished goods	32	32
Inventory reserve	(785)	(785)

Total inventory	$570	$571

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2022 and December 31, 2021:

	(in thousands)
	March 31, 2022	December 31, 2021

Equipment	$1,049	$1,048
Software	652	652
Furniture and fixtures	41	41
Leasehold improvements	12	12
Construction in progress	21	8

Subtotal	1,775	1,761
Less accumulated depreciation	(1,747)	(1,747)

Property, equipment and leasehold improvements, net	$28	$14

Depreciation expense related to property and equipment for the three months ended March 31, 2022 and 2021 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three months ended March 31, 2022 and 2021.

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

Accrued Liabilities

Accrued liabilities as of March 31, 2022 and December 31, 2021 are summarized as follows:

	(in thousands)
	March 31, 2022	December 31, 2021

Compensation	$573	$621
Professional fees	41	98
Stock Subscription Payable	-	351
Interest	232	261
Vacation	42	39
Preferred dividends	299	349
Other accrued expenses	41	49

Total	$1,228	$1,768

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

The Company did not recognize material revenues during the three-month periods ended March 31, 2022 or 2021. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of March 31, 2022 and December 31, 2021, the Company had $514,000 and $337,000 in deferred revenue, respectively.

Significant Distributors

As of March 31, 2022, accounts receivable outstanding was $165,000, the outstanding amount was netted against a $126,000 allowance, leaving a balance of $39,000 which was from two distributors. As of December 31, 2021, accounts receivable outstanding was $172,000; the outstanding amount was netted against a $126,000 allowance, leaving a balance of $46,000, which was from two distributors.

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

The Company has filed its 2021 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At March 31, 2022, the Company had approximately $61.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

The Company records its derivative activities at fair value. As of March 31, 2022 we had one instrument that we valued for the derivative liability associated with the bifurcated conversion option of the Auctus loan for $400,000. There was no movement of instruments between fair value hierarchy tiers during the three months ended March 31, 2022.

The following tables present the fair value of those liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value at March 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	$-	$-	$(38)	$(38)

Total short-term liabilities at fair value	$-	$-	$(38)	$(38)

	Fair Value at December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	-	-	(32)	(32)

Total long-term liabilities at fair value	$-	$-	$(32)	$(32)

The following is a summary of changes to Level 3 instruments during the three months ended March 31, 2022:

	(in thousands)
	Senior Secured Debt	Derivative	Total

Balance, December 31, 2021	$-	$(32)	$(32)
Change in fair value during the period	-	(6)	(6)

Balance, March 31, 2022	$-	$(38)	$(38)

4. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of March 31, 2022 and December 31, 2021, 22,316,412 and 13,673,583 shares were issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company issued 8,642,829 shares of common stock:

Number of Shares

Common stock warrants exercised	4,477,923
Issuance of common stock for payment of Series D preferred dividends	23,109
Issuance of common stock for payment of Series E preferred dividends	12,432
Issuance of common stock for payment of Series F preferred dividends	158,662
Issuance of common stock for payment of Series F-2 preferred dividends	95,535
Issuance of common stock for payment of interest	121,262
Issuance of common stock for Series F one-time 15% dividend	255,401
Issuance of common stock for Series F-2 one-time 15% dividend	368,505
Conversion of Series E preferred stock to common stock	3,070,000
Conversion of Series F preferred stock to common stock	60,000
Issued during the three months ended March 31, 2022	8,642,829

Summary table of common stock share transactions:
Balance at December 31, 2021	13,673,583
Issued in 2022	8,642,829
Balance at March 31, 2022	22,316,412

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At March 31, 2022 and December 31, 2021, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of March 31, 2022. Upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At March 31, 2022 and December 31, 2021, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock.

The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends. In addition, the purchasers of the Series C preferred stock received, on a pro rata basis, warrants exercisable to purchase an aggregate of approximately 1 share of Company’s common stock. The warrants contain anti-dilution adjustments in the event that the Company issues shares of common stock, or securities exercisable or convertible into shares of common stock, at prices below the exercise price of such warrants. As a result of the anti-dilution protection, the Company is required to account for the warrants as a liability recorded at fair value each reporting period. As of March 31, 2022, these warrants had expired.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049 shares were issued and outstanding at March 31, 2022 and December 31, 2021. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2022 and December 31, 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

At March 31, 2022 and December 31, 2021, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total convertible of 2,098,500 common stock shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, and the Chief Operating Officer and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At March 31, 2022 and December 31, 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total convertible of 6,524,500 common stock shares.

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

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 763 of which remained outstanding as of March 31, 2022 and December 31, 2021. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period. If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of March 31, 2022, none of the 763 Series D Preferred Shares have been converted to secured debt.

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

During the three months ended March 31, 2022, the Company issued 23,109 common stock shares for the payment of accrued Series D Preferred Stock dividends. As of March 31, 2022, the Company had accrued dividends of $14,306.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 968 and 1,736 of which remained outstanding as of March 31, 2022 and December 31, 2021, respectively. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

Each share of Series E Preferred Stock has a par value of 0.001 per share and a Stated Value equal to $1,000, subject to increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, following the listing of the Company’s common stock on certain Canadian trading markets and at the option of the Company, shares of common stock.

During the three months ended March 31, 2022, the Company issued 3,070,000 common stock shares for the conversion of 768 shares of Series E Convertible Preferred Stock.

During the three months ended March 31, 2022, the Company issued 12,432 common stock shares for the payment of Series E Preferred Stock dividends accrued. As of March 31, 2022, the Company had accrued dividends of $71,099.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,411 and 1,426 of which were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,411.

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

During the three months ended March 31, 2022, the Company issued 60,000 common stock shares for the conversion of 15 shares of Series F Convertible Preferred Stock.

During the three months ended March 31, 2022, the Company issued 158,662 common stock shares for the payment of annual Series F Preferred Stock dividends. Additionally, During the three months ended March 31, 2022, the Company issued 255,401 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F Preferred shareholders (as required by the Series F Certificate of Designation in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of March 31, 2022, accrued dividends totaled $1,998.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 3,237 of which were issued and outstanding as of March 31, 2022 and December 31, 2021. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is 3,237.

Each share of Series F-2 Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by 0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price”). The conversion of Series F-2 Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holders of the Series F-2 Preferred. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the three months ended March 31, 2022, the Company issued 95,535 common stock shares for the payment of annual Series F-2 Preferred Stock dividends. Additionally, During the three months ended March 31, 2022, the Company issued 368,505 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F-2 Preferred shareholders (as required by the Series F-2 Certificate of Designation in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of March 31, 2022, accrued dividends totaled $91,592.

Powerup (Series G Convertible Preferred Stock)

During January 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $78,500, net to the Company is $75,000, for 91,000 shares of Series G preferred stock with additional tranches of financing up to $925,000 in the aggregate over the terms of the Series G preferred stock. Series G will be non-voting on any matters requiring shareholder vote. The Series G Preferred Stock will have cumulative dividends at the rate per share of 8% per annum. At any time during the period indicated below, after the date of the issuance of shares of Series G preferred stock, the Company will have the right, at the Company’s option, to redeem all of the shares of Series G preferred stock by paying an amount equal to: (i) the number of shares of Series G preferred stock multiplied by then stated value (including accrued dividends); (ii) multiplied by the corresponding percentage as follows: Day 1-60, 105%; Day 61-90, 110%; Day 91-120, 115%; and Day 121-180, 122%. After the expiration of the 180 days following the issuance date, except for mandatory redemption, the Company shall have no right to redeem the Series G preferred stock. Mandatory redemption occurs within 24 months. In addition, if the Company does not redeem the Series G preferred stock, then Power Up will have the option to convert to common stock shares. The variable conversion price will be the value equal to a discount of 19% off of the trading price; which is calculated as the average of the three lowest closing bid prices over the last fifteen trading days. The conversion of Series G Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series G Preferred. The Company has redeemed all of the Series G preferred stock and the balance is paid.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of 125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. On July 8, 2021, the Company redeemed the February 2021 investment of $50,000 for $78,094. The difference of 28,094 was recorded as interest expense. As of March 31, 2022 and December 31, 2021, the amount outstanding was nil.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	27,669,634	$0.29
Warrants exercised	(2,284,324)	$0.16
Outstanding, March 31, 2022	25,385,310	$0.30

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

There was no stock option activity during the three months ended March 31, 2022. The following table summarizes the Company’s outstanding and exercisable stock options as of March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of March 31, 2022	1,500,000	$0.49	8.3 years	$240
Options exercisable as of March 31, 2022	1,045,227	$0.49	8.3 years	$167

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of March 31, 2022 and the exercise price, multiplied by the number of options. As of March 31, 2022, there was $219,558 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 1.25 years. The weighted-average fair value of awards granted was nil and $0.47 during the three months ended March 31, 2022 and 2021, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the three months ended March 31, 2021:

March 31,
2021
Expected term (years)	10 years
Volatility	153.12%
Risk-free interest rate	0.98%
Dividend yield	0.00%

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

As of March 31, 2022, and December 31, 2021, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The below table presents total operating lease right-of-use assets and lease liabilities as of March 31, 2022:

(in thousands)
Three Months Ended March 31,
2022
Operating lease right-of-use assets	$355
Operating lease liabilities	$377

The table below presents the maturities of operating lease liabilities as of March 31, 2022:

(in thousands)
Operating
Leases
2022 (remaining)	$82
2023	112
2024	115
2025	118
2026	50
Total future lease payments	477
Less: discount	(100)
Total lease liabilities	$377

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

Three Months Ended March 31,
2022
Weighted average remaining lease term (years)	4.2
Weighted average discount rate	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. During the three months ended March 31, 2022, the Company recognized $79,444 of consulting expenses as a result of this agreement. Unrecognized consulting expense to be recognized under this agreement is nil as of March 31, 2022.

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

Other Commitments

On July 24, 2019, Shandong Yaohua Medical Instrument Corporation (“SMI”), agreed to modify its existing agreement. Under the terms of this modification, the Company agreed to grant (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the following terms and conditions. First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 common stock shares. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides, then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after CFDA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacturing. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions.

On August 12, 2021, the Company executed an amendment to its agreement with SMI, which established a payment schedule for the balance owed by SMI to the Company for outstanding purchase orders. The remaining balance owed for outstanding purchase orders was $23,445 as of March 31, 2022. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva.

Contingencies

The current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, could result in additional repercussions to the Company’s operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

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

The Russia-Ukraine conflict and the sanctions imposed in response to this crisis could result in repercussions to our operating business, including delays in obtaining regulatory approval to market our products in Russia. The future impact of the conflict is highly uncertain and cannot be predicted, and we cannot provide any assurance that the conflict will not have a material adverse impact on our operations or future results or filings with regulatory health authorities.

8. NOTES PAYABLE

Short Term Notes Payable

At March 31, 2022 and December 31, 2021, the Company maintained short term notes payable to related and non-related parties totaling approximately $43,253 and $87,615, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 4.3% and 16%, or 18% in the event of default.

On July 4, 2021, the Company entered into a premium finance agreement to finance its insurance policies totaling $117,560. The note requires monthly payments of $11,968, including interest at 4.3% and matured in April 2022. As of March 31, 2022, the balance on that note was $11,968.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The note was initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of March 31, 2022, the balance on the notes was $31,285.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $12,500 and $13,900. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021 exchange agreement these notes were combined into one short term note payable of $26,400 and $18,718 in principal and interest of the two previous notes, respectively, for the total balance of $45,118. The aforementioned agreement brought the note current and will accrue interest at a rate of 6.0%. The note carries a monthly payment of $3,850. As of March 31, 2022, the note was paid in full.

The following table summarizes short-term notes payable, including related parties:

	Short-term notes payable, including related parties
	March 31, 2022	December 31, 2021

Dr. Cartwright	$31	$34
Mr. Fowler	-	6
Premium Finance (insurance)	12	48
Short-term notes payable	$43	$88

The short-term notes payable due to related parties was $31,285 at March 31, 2022 and $40,000 of the $88,000 balance at December 31, 2021.

9. SHORT-TERM CONVERTIBLE DEBT

Short-term Convertible Notes Payable

Auctus

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus will be for a total of $2.4 million. The first tranche of $700,000 was received in December 2019 and matured December 17, 2021 and accrued interest at a rate of ten percent (10%). The note may not have been prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which was not paid when due shall bore interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices equaled the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price was 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event could the variable conversion price be less than $0.15. If an event of default under this note occurred and/or the note was not extinguished in its entirety prior to December 17, 2020 the $0.15 price floor no longer applied.

In connection with the first tranche of $700,000, the Company issued 7,500,000 warrants to purchase common stock at an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972; $635,000 was allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. The Company made a $700,000 payment on June 1, 2021, which resulted in a prepayment penalty of $350,000 being assessed to the Company, which remained outstanding as of March 31, 2022. The Company recorded this prepayment penalty as interest expense. Interest will not be assessed on the prepayment penalty. As of March 31, 2022 and December 31, 2021, the outstanding amount of the note was nil.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019 securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000 This second tranche is part of the convertible note issued to Auctus for a total of $2.4 million of which $700,000 has already been provided by Auctus. The note maturity date is May 27, 2022 and the note accrues interest at a rate of ten percent (10%). The note may not be prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event shall the variable conversion price be less than $0.15. If an event of default under this note occurs and/or the note is not extinguished in its entirety prior to December 17, 2020 the $0.15 price shall no longer apply. The last tranche of $1.3 million will be received within 60 days of the S-1 registration statement becoming effective. The conversion price of the notes will be at market value with a minimum conversion amount of $0.15. In addition, as part of this transaction the Company was required to pay a 2.0% fee to a registered broker-dealer. As of March 31, 2022 and December 31, 2021, $400,000 of principal remained outstanding and accrued interest totaled $74,778 and $64,778, respectively. Further, as of March 31, 2022 and December 31, 2020, the Company had unamortized debt issuance costs of $5,211 and $13,586. As of March 31, 2022 and December 31, 2021, the estimated fair value of the derivative liability for the bifurcated conversion option was $38,129 and $31,889, respectively.

Convertible Notes in Default

On March 31, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On June 30, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrues interest at a rate of 12% per year. We may not prepay the note, in whole or in part. After the 90th calendar day after the issuance date and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of March 31, 2022 and December 31, 2021, the outstanding balance on the note was $161,184 (which includes a default penalty of $48,434. As of March 31, 2022 and December 31, 2021, accrued interest of $46,099 and $36,428 are included in accrued expenses on the accompanying consolidated balance sheet, respectively.

The following table summarizes the Short-term Convertible Notes Payable, including debt in default (in thousands):

	March 31, 2022	December 31, 2021

Auctus Tranche 2	$400	$400
Auctus prepayment penalty	350	350
Auctus (March 31, 2020 Note)	161	161
Debt discount and issuance costs to be amortizaed	(5)	(14)
Convertible notes payable - short-term	$906	$897

On June 2, 2021, we entered into an exchange agreement with Auctus, which was amended on February 1, 2022. Pursuant to this agreement, Auctus agreed to exchange an aggregate of $668,290 of outstanding notes (the “Notes”), including accrued interest, and the associated warrants issued in connection with the Notes (the warrants, for the purpose of the exchange, are valued at, in the aggregate, $1,681,707) into unregistered units of our common stock, warrants and prefunded warrants otherwise in the form and ratios issued in a proposed underwritten public offering on the Nasdaq Capital Markets (the “Nasdaq Offering”).

The exchange price will be on a $1 for $1 basis such that Auctus will receive $2,349,997 of units consisting of common stock, warrants and prefunded warrants. The units being issued in the exchange with Auctus are unregistered and are being issued pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended. Additionally, the units and the common stock underlying the units will be subject to a lock up agreement with the underwriters until the earlier of 120 days after the Nasdaq Offering and the date that the daily volume weighted average price of the common stock exceeds 200% of the Nasdaq Offering price for at least five consecutive trading days. Further, the termination date of the June 2, 2021 agreement was extended to April 15, 2022. The $350,000 related to default penalties will be exchanged into $350,000 of securities offered in the Nasdaq Offering.

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

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F2 Preferred Stock, respectively.

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2021	39
Balance outstanding at December 31, 2021	$161

Interest accrued through March 31, 2022	2
Balance outstanding at March 31, 2022	$163

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2021	62
Balance outstanding at December 31, 2021	$281

Interest accrued through March 31, 2022	4
Balance outstanding at March 31, 2022	$285

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%. During the three months ended March 31, 2022, Mr. Fowler forgave $6,232 of the outstanding balance and may forgive up to $253,429 of the remaining principal and accrued interest if the Company complies with the repayment plan described above. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. The outstanding principal amount owed on the note was $146,400 as of March 31, 2022, of which $26,586 is included in “Current portion of long-term debt, related parties” and the remainder of which is included in “Long-term debt, related parties” on the consolidated balance sheets.

Future debt obligations as shown below include: $284,867, $163,376, and $146,400 for a total of $594,643 for Dr. Cartwright, Dr. Faupel, and Mr. Fowler, respectively. Future debt obligations as of March 31, 2022 for debt owed to related parties is as follows (in thousands):

Year	Amount
2022	$27
2023	485
2024	39
2025	41
2026	3
Thereafter	-
Total	$595

Small Business Administration Loan

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan bears interest at a rate of 1.00%, and matures in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. Lender will apply each payment first to pay interest accrued to the day Lender received the payment, then to bring principal current, and will apply any remaining balance to reduce principal. Payments must be made on the same day as the date of this Note in the months they are due. Lender shall adjust payments at least annually as needed to amortize principal over the remaining term of the Note. Under the provisions of the PPP, the loan amounts will be forgiven as long as: the loan proceeds are used to cover payroll costs, and most mortgage interest, rent, and utility costs over a 24-week period after the loan is made; and employee and compensation levels are maintained. In addition, payroll costs are capped at $100,000 on an annualized basis for each employee. Not more than 40% of the forgiven amount may be for non-payroll costs. As of March 31, 2022 and December 31, 2021, the outstanding balance was $4,491 (this amount is presented in current portion of long-term debt) and $11,181, including $407 and $385 in accrued interest, respectively.

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

At March 31, 2022 and December 31, 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $28,250 and $73,326, respectively. The bond payable discount and unamortized debt issuance costs as of March 31, 2022 and December 31, 2021 are presented below (in thousands):

	March 31, 2022	December 31, 2021
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Debt Issuance costs to be amortized	(62)	(69)
Debt Discount	(216)	(241)
Long-term convertible debt	$852	$820

6% Unsecured Promissory Note

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells (a former employee). In lieu of agreeing to dismiss approximately half of what was owed to him, or $220,000, Mr. Wells received the following: (i) cash payments of $ 20,000; (ii) an unsecured promissory note in the amount of $90,000 to be executed within 30 days of completing new financing(s) totaling at least $3.0 million, (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid.

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the three months ended March 31, 2022, the Company made payments of $35,000 to Mr. Wells, which resulted in forgiveness of $35,000 of the remaining balance of accrued compensation. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2022, the total amount owed to Mr. Wells (principal and accrued interest), was $65,299, which is included in “Current portion of long-term debt” on the consolidated balance sheet.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	March 31,
	2022	2021

Net loss	(1,055)	(572)
Basic weighted average number of shares outstanding	20,683	13,172
Net loss per share (basic)	(0.05)	(0.04)
Diluted weighted average number of shares outstanding	20,683	13,172
Net loss per share (diluted)	(0.05)	(0.04)

Dilutive equity instruments (number of equivalent units):
Stock options	917	-
Preferred stock	15,572	17,994
Convertible debt	2,018	315
Warrants	13,609	17,400
Total Dilutive instruments	32,116	35,709

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

Troubled Debt Restructurings - 2022

During the three months ended March 31, 2022, two of the Company’s creditors forgave $41,232 of debt. The reductions in the outstanding balances met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2022, the troubled debt restructurings in total would have decreased the net loss by $41,232, with no impact to net loss per share.

Troubled Debt Restructurings - 2021

During the three months ended March 31, 2021, the Company restructured several debt agreements that met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2022, the troubled debt restructurings in total would have decreased the net loss by $972,000, causing the per share calculation to change from .04 to .11 net loss per share.

12. SUBSEQUENT EVENTS

Auctus Exchange Agreement

On April 14, 2022, we entered into an agreement with Auctus that extended the April 15, 2022 deadline to May 15, 2022. See Footnote 9 – “Short-Term Convertible Debt” for information on the exchange agreement.

Series D Exchange Agreements

Subsequent to March 31, 2022, the Company entered into various agreements with Series D Preferred shareholders, pursuant to which each holder separately agreed to exchange their Series D Preferred shares into the Company’s common shares (in accordance with their existing Series D Preferred Share Agreements). In addition, the holders agreed to exchange 650,000 common stock warrants with a strike price of $0.25 for 650,000 warrants with a strike price of $0.20, which were required to be immediately exercised. The Company received $130,000 from the holders for exercises of the aforementioned warrants.

Common Stock Issuances

Subsequent to March 31, 2022, we issued 1,864,000 shares of common stock for the conversion of Series F-2 Preferred shares.

Subsequent to March 31, 2022, we issued 1,360,000 shares of common stock for the conversion of Series F Preferred shares.

Subsequent to March 31, 2022, we issued 320,000 shares of common stock for the conversion of Series E Preferred shares.

Subsequent to March 31, 2022, we issued 650,000 shares of common stock for warrant exercises.

Subsequent to March 31, 2022, we issued 975,000 shares of common stock for the conversion of Series D Preferred shares.

Subsequent to March 31, 2022, we 22,829 shares of common stock for Series D Preferred dividends.

Subsequent to March 31, 2022, we issued 43,470 shares of common stock for Series E Preferred dividends.

Subsequent to March 31, 2022, we issued 16,987 shares of common stock for Series F Preferred dividends.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under “Risk Factors” below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2021 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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
•

the current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, which has already had an impact on financial markets, could result in additional repercussions in our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites;

•

The future impact of the outbreak is highly uncertain and cannot be predicted, and we cannot provide any assurance that the outbreak will not have a material adverse impact on our operations or future results or filings with regulatory health authorities. The extent of the impact, if any, we will depend on future developments, including actions taken to contain the coronavirus;

•	The impact of the conflict between Russia and Ukraine on economic conditions in general and on our business and operations;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2022 we have an accumulated deficit of approximately $143.4 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2021, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2022 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $1.0 to $1.5 million in LuViva devices and disposables in 2022 and expect those purchase orders to result in actual sales of $0.5 to $1.0 million in 2022, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular amount of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, the Company in 2022 is focused on three primary markets:  the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants.  The protocol was drafted with input from FDA and two prestigious clinical centers that will participate in enrolling the 400 women at multiple sites within their hospital systems.  Clinical trial agreements have been drafted and agreed upon, the budget at one institution has been agreed upon and is under negotiation at the other institution. The LuViva devices have been prepared and have passed bench testing in order to begin the study.  All requested materials have been submitted for review by the respective hospital institutional review boards (IRBs).  Once the IRB’s have approved the study, enrollment may begin, which is expected prior to the end of 2022 and will last approximately three to eight months; however, there can be no assurance that the study will be completed by the end of 2022.

In China, the Chinese NMPA (National Medical Products Approval) study has begun at four clinical sites. According to enrollment tracking reports sent to us by our Chinese partner SMI on March 11, 2022, testing of 150 patients has been completed in the ongoing clinical trial for Chinese National Medical Products Administration (NMPA) approval. The trial is expected to be completed in the second quarter of this year and submitted for approval shortly thereafter, although there can be no assurance that the study will be completed within this time frame.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Research and Development Expenses: Research and development expenses were $21,000 during the three months ended March 31, 2022, compared to $16,000 during the three months ended March 31, 2021, an increase of $5,000 or 31%. The increase was primarily due to higher research and development clinical costs and payroll-related expenses.

Sales and Marketing Expenses: Sales and marketing expenses were $40,000 during the three months ended March 31, 2022, compared to $36,000 during the three months ended March 31, 2021, an increase of $4,000 or 11%. The increase was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $386,000 for the three months ended March 31, 2022, compared to $771,000 during the three months ended March 31, 2021, a decrease of $385,000 or 50%. The decrease was primarily due to a prior-year charge of $398,000 recorded during the three months ended March 31, 2021 for warrants issued to Mr. Blumberg for consulting services.

Interest Expense: Interest expense during the three months ended March 31, 2022 was $101,000, compared to $141,000 during the three months ended March 31, 2021, a decrease of $40,000, or 28%. The decrease was due a decrease in debt, resulting in lower interest recognized for outstanding notes payable and convertible debt during the three months ended March 31, 2022 versus the same period in the prior year.

Loss Due to Change in Fair Value of Derivative Liability: Loss due to change in fair value of the derivative liability during the three months ended March 31, 2022 was $6,000, compared to an $88,000 loss recorded during the three months ended March 31, 2021. The decrease was primarily due to changes to our stock price during each of the three-month periods, which impacted the fair value of the derivative liability.

Gain from extinguishment of debt: Gain from extinguishment of debt during the three months ended March 31, 2022 was $41,000, compared to a gain from extinguishment of debt of $87,000 during the three months ended March 31, 2021, a decrease of $46,000, or 53%. The decrease was due to a lower amount of debt forgiven.

Change in Fair Value of Warrants: Change in fair value of warrants during the three months ended March 31, 2022 was zero, compared to a $448,000 gain recorded during the three months ended March 31, 2021. The decrease was primarily due to (i) a change in the terms of the warrants during 2021, which resulted in reclassification of the warrant instruments from liabilities to equity and (ii) expiration of the warrants previously outstanding.

Preferred Stock Dividends: Expense related to preferred stock dividends during the three months ended March 31, 2022 was $548,000, compared to $55,000 of expense recorded during the three months ended March 31, 2021. The increase was primarily due to payment of a one-time, non-recurring 15% dividends to the Series F and Series F-2 Preferred shareholders, as required by the Series F and Series F-2 Certificate of Designations in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021.

Net Loss: Net loss attributable to common stockholders was $1,055,000 for the three months ended March 31, 2022, compared to net loss of $572,000 for the three months ended March 31, 2021. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for the three months ended March 31, 2022 and 2021, due to recurring net operating losses. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of March 31, 2022, we had cash of approximately $725,000 and negative working capital of $3,662,000.

Our major cash flows for the three months ended March 31, 2022 consisted of cash used by operating activities of $179,000, cash used for investing activities of $14,000, and net cash provided by financing activities of $275,000, which primarily represented the proceeds received from warrant exercises.

Capital resources for 2021

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

During 2021, the Company finalized an investment by Power Up Lending Group Ltd. Power Up invested $132,000, net to the Company is $125,000, for 153,000 shares of Series G preferred stock. As of March 31, 2022, all Series G preferred shares were redeemed.

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

The Russia-Ukraine conflict and the sanctions imposed in response to this crisis could result in repercussions to our operating business, including delays in obtaining regulatory approval to market our products in Russia. The future impact of the conflict is highly uncertain and cannot be predicted, and we cannot provide any assurance that the conflict will not have a material adverse impact on our operations or future results or filings with regulatory health authorities.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2022 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

Date: May 16, 2022

