Form 10-Q
period 2022-06-30
GUIDED THERAPEUTICS INC
filed 2022-08-15
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ and “emerging growth company“ in Rule 12b-2 of the Exchange Act (Check one):

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

As of August 15, 2022, the registrant had 36,664,707 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)
	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$446	$643
Accounts receivable, net of allowance for doubtful accounts of $126 at June 30, 2022 and December 31, 2021	29	46
Inventory, net of reserves of $785 at June 30, 2022 and December 31, 2021	569	571
Other current assets	59	377
Total current assets	1,103	1,637

Non-Current Assets:
Property and equipment, net	45	14
Operating lease right-of-use assets, net of amortization	338	372
Other assets	17	17
Total non-current assets	400	403

TOTAL ASSETS	$1,503	$2,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,404	$2,362
Accounts payable, related parties	75	87
Accrued liabilities	1,206	1,768
Deferred revenue	513	337
Current portion of lease liability	73	67
Current portion of long-term debt	47	88
Current portion of long-term debt, related parties	490	-
Short-term notes payable	-	48
Short-term notes payable, related parties	28	40
Convertible notes payable in default	786	161
Short-term convertible notes payable, including non-convertible penalty	350	736
Derivative liability	24	-
Total current liabilities	5,996	5,694

Long-Term Liabilities
Long-term lease liabilities	287	325
Derivative liability	-	32
Long-term convertible debt	884	820
Long-term debt	-	22
Long-term debt, related parties	102	592
Total long-term liabilities	1,273	1,791

Total liabilities	7,269	7,485

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2022 and December 31, 2021. Liquidation preference of $286 at June 30, 2022 and December 31, 2021.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of June 30, 2022 and December 31, 2021. Liquidation preference of $1,049 at June 30, 2022 and December 31, 2021.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of June 30, 2022 and December 31, 2021. Liquidation preference of $3,263 at June 30, 2022 and December 31, 2021.	531	531
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 and 0.8 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively Liquidation preference of $438 and $763 at June 30, 2022 and December 31, 2021, respectively.	159	276
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 and 1.7 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Liquidation preference of $888 and $1,736 at June 30, 2022 and December 31, 2021, respectively.	839	1,639
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 and 1.4 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively Liquidation preference of $1,071 and $1,426 at June 30, 2022 and December 31, 2021, respectively.	892	1,187
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 2.8 and 3.2 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Liquidation preference of $2,771 and $3,237 at June 30, 2022 and December 31, 2021, respectively.	2,536	2,963
Series G convertible preferred stock, $0.001 par value; 1,000 shares authorized, nil shares issued and outstanding as of June 30, 2022 and December 31, 2021. Liquidation preference was nil at June 30, 2022 and December 31, 2021.	-	-
Common stock, $0.001 par value; 500,000 shares authorized, 27,583 and 13,673 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,416	3,403
Additional paid-in capital	130,166	126,800
Treasury stock at cost	(132)	(132)
Accumulated deficit	(144,448)	(142,387)

Total stockholders’ deficit	(5,766)	(5,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,503	$2,040

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales - devices and disposables	$5	$2	$10	$2
Cost of goods sold	1	-	2	-
Gross profit	4	2	8	2

Operating expenses:
Research and development	9	20	31	36
Sales and marketing	37	30	77	66
General and administrative	675	513	1,062	1,340
Total operating expenses	721	563	1,170	1,442

Loss from operations	(717)	(561)	(1,162)	(1,440)

Other income (expenses):
Interest expense	(256)	(315)	(357)	(456)
Change in fair value of derivative liability	14	-	8	(88)
Gain (loss) from extinguishment of debt	34	(185)	75	(185)
Change in fair value of warrants	-	-	-	448
Other income (expenses)	(1)	27	4	27
Total other income (expense)	(209)	(473)	(270)	(254)

Loss before income taxes	(926)	(1,034)	(1,432)	(1,694)
Provision for income taxes	-	-	-	-

Net loss	(926)	(1,034)	(1,432)	(1,694)
Preferred stock dividends	(81)	(125)	(629)	(177)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,007)	$(1,159)	$(2,061)	$(1,871)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.04)	$(0.09)	$(0.09)	$(0.14)
Diluted	$(0.04)	$(0.09)	$(0.09)	$(0.14)

Weighted average shares outstanding
Basic	26,337	13,280	23,526	13,226
Diluted	26,337	13,280	23,526	13,226

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2022
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	(117)
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2022	-	$105	1	$170	3	$531	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	1	$914	1	$1,174	3	$2,963
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	(75)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(282)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(427)
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2022	1	$839	1	$892	3	$2,536

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2022	22,315	$3,411	$129,041	$(132)	$(143,441)	$(4,988)
Common stock warrants exercised	650	1	129	-	-	130
Issuance of common stock for payment of Series D preferred dividends	25	-	13	-	-	13
Issuance of common stock for payment of Series E preferred dividends	51	-	26	-	-	26
Issuance of common stock for payment of Series F preferred dividends	4	-	2	-	-	2
Issuance of common stock for payment of Series F-2 preferred dividends	19	-	12	-	-	12
Conversion of Series D preferred stock to common stock	975	1	117	-	-	1
Conversion of Series E preferred stock to common stock	320	-	75	-	-	-
Conversion of Series F preferred stock to common stock	1,360	1	282	-	-	1
Conversion of Series F-2 preferred stock to common stock	1,864	2	425	-	-	-
Stock-based compensation	-	-	44	-	-	44
Accrued preferred dividends	-	-	-	-	(81)	(81)
Net loss	-	-	-	-	(926)	(926)
Balance at June 30, 2022	27,583	$3,416	$130,166	$(132)	$(144,448)	$(5,766)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	(117)
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2022	-	$105	1	$170	3	$531	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(800)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(295)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(427)
Stock-based compensation	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2022	1	$839	1	$892	3	$2,536

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,674	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	5,128	5	841	-	-	846
Issuance of common stock for payment of Series D preferred dividends	48	-	29	-	-	29
Issuance of common stock for payment of Series E preferred dividends	64	-	34	-	-	34
Issuance of common stock for payment of Series F preferred dividends	161	-	107	-	-	107
Issuance of common stock for payment of Series F-2 preferred dividends	114	-	75	-	-	75
Issuance of common stock for payment of interest	121	-	81	-	-	81
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	1	399	-	-	400
Conversion of Series D preferred stock to common stock	975	1	117	-	-	1
Conversion of Series E preferred stock to common stock	3,390	3	797	-	-	-
Conversion of Series F preferred stock to common stock	1,420	1	294	-	-	-
Conversion of Series F-2 preferred stock to common stock	1,864	2	425	-	-	-
Stock-based compensation	-	-	88	-	-	88
Expense for warrants issued to consultants	-	-	79	-	-	79
Accrued preferred dividends	-	-	-	-	(629)	(629)
Net loss	-	-	-	-	(1,432)	(1,432)
Balance at June 30, 2022	27,583	$3,416	$130,166	$(132)	$(144,448)	$(5,766)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	2	$1,639	1	$1,195	-	$-	153	$-
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	1	404	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	2	2,559	-	-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	(91)	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2021	2	$1,639	1	$1,195	3	$2,963	62	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2021	13,180	$3,403	$125,489	$(132)	$(140,668)	$(7,992)
Series F preferred offering	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	404
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-		2,559
Issuance of common stock for Series D preferred dividends	19	-	14	-	-	14
Series G redemption	-	-	-	-	-	-
Issuance of common stock to finders	98	-	54	-	-	54
Issuance of warrants to consultants	-	-	736	-	-	736
Stock-based compensation	-	-	60	-	-	60
Accrued preferred dividends	-	-	-	-	(125)	(125)
Net loss		-	-	-	(1,034)	(1,034)
Balance at June 30, 2021	13,297	$3,403	$126,353	$(132)	$(141,827)	$(5,324)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Conversions of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	2	$1,639	-	$-	-	$-	-	$-
Series F preferred offering	-	-	1	1,195	-	-	-	-
Series F-2 preferred offering	-	-	-	-	1	404	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	2	2,559	-	-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	153	-
Series G redemption	-	-	-	-	-	-	(91)	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Conversions of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2021	2	$1,639	1	$1,195	3	$2,963	62	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series F preferred offering	-	-	-	-	-	1,195
Series F-2 preferred offering	-	-	-	-	-	404
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-		2,559
Issuance of common stock for Series D preferred dividends	61	-	28	-	-	28
Series G preferred offering	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-
Issuance of common stock to finders	98	-	54	-	-	54
Issuance of warrants to consultants	-	-	1,285	-	-	1,285
Conversions of warrants from liability to equity	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	122	-	-	122
Accrued preferred dividends	-	-	-	-	(177)	(177)
Net loss		-	-	-	(1,694)	(1,694)
Balance at June 30, 2021	13,297	$3,403	$126,353	$(132)	$(141,827)	$(5,324)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,432)	$(1,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and discounts	78	236
Amortization of beneficial conversion feature	-	8
Stock based compensation	88	122
Change in fair value of warrants	-	(448)
Change in fair value of derivative liability	(8)	88
Amortization of lease right-of-use-asset	33	-
Expense for warrants issued to consultants	79	477
(Gain) loss from forgiveness of debt	(75)	185
Other non-cash expenses (income)	157	-
Change in operating assets and liabilities:
Accounts receivable	16	(2)
Inventory	2	(26)
Other current assets	317	24
Other non-current assets	-	(17)
Accounts payable and accrued liabilities	74	15
Lease liabilities	(32)	-
Deferred revenue	175	20
NET CASH USED IN OPERATING ACTIVITIES	(528)	(1,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	495	-
Payments made on notes payable	(133)	(1,368)
Proceeds from debt financing, net of discounts and debt issuance costs	-	1,044
Note payable default penalty	-	56
Proceeds from Series F offering, net of costs	-	1,436
Proceeds from Series F-2 offering, net of costs	-	539
Proceeds from Series G offering, net of costs	-	125
Redemption of Series G preferred stock	-	(75)
NET CASH PROVIDED BY FINANCING ACTIVITIES	362	1,757

NET CHANGE IN CASH	(197)	740

Cash at beginning of period	643	182

CASH AT END OF PERIOD	$446	$922

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$14	$541

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$629	$177
Settlement of interest through common stock issuance	$81	$-
Issuance of series F-2 preferred stock	$-	$2,559
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$-	$377
Settlement of dividends through common stock issuance	$646	$31
Settlement of accounts payable through common stock issuance	$-	$24
Warrants exchanged for fixed price warrants	$-	$1,755
Conversion of Series D Preferred Shares into Common Stock	$118	$-
Conversion of Series E Preferred Shares into Common Stock	$800	$-
Conversion of Series F Preferred Shares into Common Stock	$296	$-
Conversion of Series F-2 Preferred Shares into Common Stock	$426	$-

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION, BACKGROUND, AND BASIS OF PRESENTATION

Guided Therapeutics, Inc. (formerly SpectRx, Inc.), together with its wholly owned subsidiary, InterScan, Inc. (formerly Guided Therapeutics, Inc.), collectively referred to herein as the “Company“, is a medical technology company focused on developing innovative medical devices that have the potential to improve healthcare. The Company’s primary focus is the continued commercialization of its LuViva non-invasive cervical cancer detection device and extension of its cancer detection technology into other cancers, including esophageal. The Company’s technology, including products in research and development, primarily relates to biophotonics technology for the non-invasive detection of cancers.

During the year ended December 31, 2021, the Board simultaneously approved a 1-for-20 reverse stock split of our common stock and decreased the total number of authorized common shares to 500,000,000. On November 18, 2021, the Company submitted an Issuer Company Related Action Notification regarding the reverse stock split to the Financial Industry Regulatory Authority (“FINRA“). On July 25, 2022, the Company filed a Certificate of Correction with the Secretary of State of Delaware to render null and void ab initio the Reverse Split Amendment and as a result, the Reverse Split was deemed null and void.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP“) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC“) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2021 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of June 30, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2022 and 2021 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2022, it had an accumulated deficit of approximately $144.4 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At June 30, 2022, the Company had a negative working capital of approximately $4.9 million, accumulated deficit of $144.4 million, and incurred a net loss including preferred dividends of $2.1 million for the six months then ended. Stockholders’ deficit totaled approximately $5.8 million at June 30, 2022, primarily due to recurring net losses from operations.

During the six-month period ended June 30, 2022, the Company raised $0.5 million of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 24.7 million shares of its common stock outstanding at June 30, 2022, with exercise prices ranging between $0.15 and $0.80 per share. Exercises of in-the-money warrants would generate a total of approximately $4.2 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out“ basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories as of June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30,	December 31,
	2022	2021

Raw materials	$1,252	$1,255
Work-in-progress	70	69
Finished goods	32	32
Inventory reserve	(785)	(785)

Total inventory	$569	$571

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. The following is a summary of the Company’s property and equipment at June 30, 2022 and December 31, 2021:

	(in thousands)
	June 30,	December 31,
	2022	2021

Equipment	$1,049	$1,048
Software	652	652
Furniture and fixtures	41	41
Leasehold improvements	12	12
Construction in progress	39	8

Subtotal	1,793	1,761
Less accumulated depreciation	(1,748)	(1,747)
Property, equipment and leasehold improvements, net
	$45	$14

Depreciation expense related to property and equipment for the three and six months ended June 30, 2022 and 2021 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and six months ended June 30, 2022 and 2021.

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

Accrued Liabilities

Accrued liabilities as of June 30, 2022 and December 31, 2021 are summarized as follows:

	(in thousands)
	June 30, 2022	December 31, 2021

Compensation	$544	$621
Professional fees	53	98
Stock Subscription Payable	-	351
Interest	211	261
Vacation	41	39
Preferred dividends	327	349
Other accrued expenses	30	49

Total	$1,206	$1,768

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

The Company did not recognize material revenues during the six-month periods ended June 30, 2022 or 2021. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of June 30, 2022 and December 31, 2021, deferred revenue was approximately $512,557 and $337,315, respectively.

Significant Distributors

As of June 30, 2022, accounts receivable outstanding was approximately $155,046. The gross outstanding amount was netted against a $125,584 allowance, leaving a balance of $29,462 which was from two distributors. As of December 31, 2021, accounts receivable outstanding was $171,153; the outstanding amount was netted against a $125,584 allowance, leaving a balance of $45,569, which was from two distributors.

Research and Development

Research and development expenses consist of expenditures for research conducted by the Company and payments made under contracts with consultants or other outside parties and costs associated with internal and contracted clinical trials. All research and development costs are expensed as incurred.

Income Taxes

The provision for income taxes is determined in accordance with ASC 740, “Income Taxes“. The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expense are expected to be settled in our income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has filed its 2021 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At June 30, 2022, the Company had approximately $61.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

Stock Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718, “Compensation – Stock Compensation“, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. The Company determines the fair value of stock options using the Black-Scholes model. The fair value of restricted stock awards is based upon the quoted market price of the common shares on the date of grant. The fair value of stock-based awards is expensed over the requisite service periods of the awards. The Company accounts for forfeitures of stock-based awards as they occur.

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

The Company records its derivative activities at fair value. As of June 30, 2022 we had one instrument that we valued for the derivative liability associated with the bifurcated conversion option of the Auctus loan for $400,000. There was no movement of instruments between fair value hierarchy tiers during the six months ended June 30, 2022.

The following tables present the fair value of those liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value at June 30, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	$-	$-	$(24)	$(24)

Total short-term liabilities at fair value	$-	$-	$(24)	$(24)

	Fair Value at December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	-	-	(32)	(32)

Total long-term liabilities at fair value	$-	$-	$(32)	$(32)

The following is a summary of changes to Level 3 instruments during the six months ended June 30, 2022:

	(in thousands)
	Senior Secured	Derivative	Total

Balance, December 31, 2021	$-	$(32)	$(32)
Change in fair value during the period	-	8	8

Balance, June 30, 2022	$-	$(24)	$(24)

4. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of June 30, 2022 and December 31, 2021, 27,583,473 and 13,673,583 shares were issued and outstanding, respectively.

During the six months ended June 30, 2022, the Company issued 13,909,890 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock for warrants exercised	5,127,923
Issuance of common stock for payment of Series D Preferred dividends	48,397
Issuance of common stock for payment of Series E Preferred dividends	62,662
Issuance of common stock for payment of Series F Preferred dividends	162,436
Issuance of common stock for payment of Series F-2 Preferred dividends	114,304
Issuance of common stock for payment of interest	121,262
Issuance of common stock for Series F one-time 15% dividend	255,401
Issuance of common stock for Series F-2 one-time 15% dividend	368,505
Conversion of Series D Preferred stock to common stock	975,000
Conversion of Series E Preferred stock to common stock	3,390,000
Conversion of Series F Preferred stock to common stock	1,420,000
Conversion of Series F-2 Preferred stock to common stock	1,864,000
Issued during the six months ended June 30, 2022	13,909,890

Summary table of common stock share transactions:
Shares outstanding at December 31, 2021	13,673,583
Issued in 2022	13,909,890
Shares outstanding at June 30, 2022	27,583,473

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock“). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2022 and December 31, 2021, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date“), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of June 30, 2022. Upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment“ equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At June 30, 2022 and December 31, 2021, the “make-whole payment“ for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock.

The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049 shares were issued and outstanding at June 30, 2022 and December 31, 2021. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At June 30, 2022 and December 31, 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

At June 30, 2022 and December 31, 2021, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total convertible of 2,098,500 common stock shares.

The Series C1 preferred stock has terms that are substantially the same as the Series C preferred stock, except that the Series C1 preferred stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments“ and, while it has the same anti-dilution protections afforded the Series C preferred stock, it does not automatically reset in connection with a reverse stock split or conversion of our outstanding convertible debt.

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, the Chief Operating Officer, and a director of the Company, pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At June 30, 2022 and December 31, 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total convertible of 6,524,500 common stock shares.

The terms of the Series C2 Preferred Stock are substantially the same as the Series C1 Preferred Stock, except that (i) shares of Series C1 Preferred Stock may not be convertible into the Company’s common stock by their holder for a period of 180 days following the date of the filing of the Certificate of Designation (the “Lock-Up Period“); (ii) the Series C2 Preferred Stock has the right to vote as a single class with the Company’s common stock on an as-converted basis, notwithstanding the Lock-Up Period; and (iii) the Series C2 Preferred Stock will automatically convert into that number of securities sold in the next Qualified Financing (as defined in the Exchange Agreement) determined by dividing the stated value ($1,000 per share) of such share of Series C2 Preferred Stock by the purchase price of the securities sold in the Qualified Financing.

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 and 763 of which remained outstanding as of June 30, 2022 and December 31, 2021, respectively. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors“) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period. If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of June 30, 2022, none of the remaining 438 Series D Preferred Shares have been converted to secured debt.

Each share of Series D Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series D Certificate of Designation (the “Series D Conversion Price“). The conversion of Series D Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series D Preferred. If the average of the VWAPs (as defined in the Series D Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period“) exceeds 200% of the then Series D Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series D Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the six months ended June 30, 2022, the Company entered into various agreements with Series D Preferred shareholders, pursuant to which each holder separately agreed to exchange their Series D Preferred shares into the Company’s common shares (in accordance with their existing Series D Preferred Share Agreements). In addition, the holders agreed to exchange 650,000 common stock warrants with a strike price of $0.25 for 650,000 warrants with a strike price of $0.20, which were required to be immediately exercised. The Company received $130,000 from the holders for exercises of the aforementioned warrants.

During the six months ended June 30, 2022, the Company issued 975,000 common stock shares for the conversion of 325 shares of Series D Preferred Stock. During the six months ended June 30, 2022, the Company issued 48,397 common stock shares for the payment of accrued Series D Preferred Stock dividends. As of June 30, 2022, the Company had accrued dividends for Series D preferred shares of $8,213.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 888 and 1,736 of which remained outstanding as of June 30, 2022 and December 31, 2021, respectively. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price“). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period“) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

Each share of Series E Preferred Stock has a par value of $0.001 per share and a Stated Value equal to $1,000, subject to increase set forth in its Certificate of Designation. Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, following the listing of the Company’s common stock on certain Canadian trading markets and at the option of the Company, in shares of common stock.

During the six months ended June 30, 2022, the Company issued 3,390,000 common stock shares for the conversion of 847.50 shares of Series E Convertible Preferred Stock. During the six months ended June 30, 2022, the Company issued 62,662 common stock shares for the payment of Series E Preferred Stock dividends accrued. As of June 30, 2022, the Company had accrued dividends for Series E preferred shares of $57,934.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,071 and 1,426 of which were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors“). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

Each share of Series F Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price“). The conversion of Series F Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series F Preferred. If the average of the VWAPs (as defined in the Series F Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period“) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the six months ended June 30, 2022, the Company issued 1,420,000 common stock shares for the conversion of 355 shares of Series F Preferred stock and 162,436 common stock shares for the payment of annual Series F Preferred Stock dividends. During the six months ended June 30, 2022, the Company issued 255,401 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F Preferred shareholders (as required by the Series F Certificate of Designation, in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of June 30, 2022, the Company had accrued dividends for Series F Preferred shares of $16,878.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 2,771 and 3,237 of which were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors“). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

Each share of Series F-2 Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price“). The conversion of Series F-2 Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holders of the Series F-2 Preferred. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period“) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the six months ended June 30, 2022, the Company issued 1,864,000 common stock shares for the conversion of 466 shares of Series F-2 Preferred stock and 114,304 common stock shares for the payment of annual Series F-2 Preferred Stock dividends. During the six months ended June 30, 2022, the Company issued 368,505 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F-2 Preferred shareholders (as required by the Series F-2 Certificate of Designation in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of June 30, 2022, the Company had accrued dividends for Series F-2 Preferred shares of $123,743.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. On July 8, 2021, the Company redeemed the February 2021 investment of $50,000 for $78,094. The difference of $28,094 was recorded as interest expense. As of June 30, 2022 and December 31, 2021, the amount outstanding was nil.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	27,669,634	$0.29
Warrants exercised	(2,934,324)	$0.17
Outstanding, June 30, 2022	24,735,310	$0.30

During the six months ended June 30, 2022, the Company issued 5,127,923 common shares for warrants exercised, 2,193,599 of which were for warrants exercised prior to December 31, 2022. During December 31, 2021, the Company received approximately $351,000 from the holders for the exercise of 2,193,599 warrants, which was included in Accrued Liabilities as of December 31, 2021, pending issuance of the common shares.

5. STOCK OPTIONS

The new Stock Plan (the “Plan“) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The plan provides for stock options to be granted up to 10% of the outstanding common stock shares.

There was no stock option activity during the six months ended June 30, 2022. The following table summarizes the Company’s outstanding and exercisable stock options as of June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the -Money Options (in thousands)
Options outstanding as of June 30, 2022	1,500,000	$0.49	8.0 years	$-
Options exercisable as of June 30, 2022	1,136,182	$0.49	8.0 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of June 30, 2022 and the exercise price, multiplied by the number of options. As of June 30, 2022, there was $175,647 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately one year. The weighted-average fair value of awards granted was nil and $0.47 during the six months ended June 30, 2022 and 2021, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the six months ended June 30, 2021:

June 30,
2021
Expected term (years)	10 years
Volatility	153.12%
Risk-free interest rate	0.98%
Dividend yield	0.00%

6. LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the dispositions of these matters, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular year. As of June 30, 2022, and December 31, 2021, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The below table presents total operating lease right-of-use assets and lease liabilities as of June 30, 2022:

(in thousands)
June 30,
2022
Operating lease right-of-use assets	$338
Operating lease liabilities	$360

The table below presents the maturities of operating lease liabilities as of June 30, 2022:

(in thousands) Operating Lease Payments

2022 (remaining)	$55
2023	112
2024	115
2025	118
2026	50
Total future lease payments	450
Less: discount	(90)
Total lease liabilities	$360

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

Six Months Ended June 30,
2022

Weighted average remaining lease term (years)	3.9
Weighted average discount rate	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. During the six months ended June 30, 2022, the Company recognized $79,444 of consulting expenses as a result of this agreement. Unrecognized consulting expense to be recognized under this agreement is nil as of June 30, 2022.

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

Other Commitments

On July 24, 2019, Shandong Yaohua Medical Instrument Corporation (“SMI“), agreed to modify its existing agreement. Under the terms of this modification, the Company agreed to grant (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the following terms and conditions. First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 common stock shares. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides, then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after CFDA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacturing. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions.

On August 12, 2021, the Company executed an amendment to its agreement with SMI, which established a payment schedule for the balance owed by SMI to the Company for outstanding purchase orders. The remaining balance owed for outstanding purchase orders was $23,445 as of June 30, 2022. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva.

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

8. NOTES PAYABLE

Short Term Notes Payable

At June 30, 2022 and December 31, 2021, the Company maintained short term notes payable to related and non-related parties totaling approximately $28,285 and $87,615, respectively. These notes are short term, straight-line amortizing notes. The notes carry annual interest rates between 4.3% and 16%, or 18% in the event of default.

On July 4, 2021, the Company entered into a premium finance agreement to finance its insurance policies totaling $117,560. The note required monthly payments of $11,968, including interest at 4.3%, until it matured in April of 2022. As of June 30, 2022, the outstanding balance was nil.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The note was initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of June 30, 2022, the balance on the notes was $28,285.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $12,500 and $13,900. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021 exchange agreement these notes were combined into one short term note payable of $26,400 and $18,718 in principal and interest of the two previous notes, respectively, for a total balance of $45,118. The aforementioned agreement brought the note current. The note carried a monthly payment of $3,850, including interest at 6.0%, until it matured in March of 2022. As of June 30, 2022, the outstanding balance was nil.

The following table summarizes short-term notes payable, including related parties:

	Short-term notes payable, including related parties
	June 30, 2022	December 31, 2021
Dr. Cartwright	$28	$34
Mr. Fowler	-	6
Premium Finance (insurance)	-	48
Short-term notes payable	$28	$88

The short-term notes payable due to related parties was $28,285 at June 30, 2022 and $39,900 of the $87,514 balance at December 31, 2021.

9. SHORT-TERM CONVERTIBLE DEBT, INCLUDING NON-CONVERTIBLE PENALTY

Short-term Convertible Notes Payable, Including Debt in Default and Penalties

Auctus

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus. The convertible note issued to Auctus was for a total of $2.4 million. The note may not have been prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which was not paid when due shall bore interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest“). The variable conversion prices equaled the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price was 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event could the variable conversion price be less than $0.15. If an event of default under this note occurred and/or the note was not extinguished in its entirety prior to December 17, 2020, the $0.15 price floor no longer applied.

The first tranche of $700,000 was received on December 2019, matured on December 17, 2021, and accrued interest at a rate of ten percent (10%). In connection with the first tranche of $700,000, the Company issued 7,500,000 warrants to purchase common stock with an exercise price of $0.20. The fair value of the warrants at the date of issuance was $745,972; $635,000 was allocated to the warrant liability and a loss of $110,972 was recorded at the date of issuance for the amount of the fair value in excess of the net proceeds received of $635,000. The $700,000 proceeds were received net of debt issuance costs of $65,000 (net proceeds of $635,000, after administrative and legal expenses Company received $570,000). The Company used $65,000 of the proceeds to make a partial payment of the $89,250 convertible promissory note issued on July 3, 2018 to Auctus. The Company made a $700,000 payment on June 1, 2021, which resulted in a prepayment penalty of $350,000 being assessed to the Company, which remained outstanding as of June 30, 2022 and is not convertible. The Company recorded this prepayment penalty as a loss on extinguishment of debt. The prepayment penalty does not incur interest. As of June 30, 2022 and December 31, 2021, the outstanding amount of the note was nil.

On May 27, 2020, the Company received the second tranche in the amount of $400,000, from the December 17, 2019 securities purchase agreement and convertible note with Auctus. The net amount paid to the Company was $313,000. The note matured on May 27, 2022 and accrued interest at a rate of ten percent (10%). The note may not have been prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which was was not paid when due incurred interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest“). The variable conversion prices shall equal the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price shall mean 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share. During the six months ended June 30, 2022, the Company incurred a default penalty of $225,444 for nonpayment of the note at maturity, which remained outstanding as of June 30, 2022. The Company recorded this default penalty as interest expense. The penalty incurs interest at the default rate of 24%.

As of June 30, 2022 and December 31, 2021, $625,444 and $400,000 of principal remained outstanding, respectively. Accrued interest as of June 30, 2022 and December 31, 2021 was $13,760 and $64,778, respectively. Further, as of June 30, 2022 and December 31, 2020, the Company had unamortized debt issuance costs of nil and $13,586. As of June 30, 2022 and December 31, 2021, the estimated fair value of the derivative liability for the bifurcated conversion option was $23,825 and $31,889, respectively.

On June 30, 2020, we entered into a securities purchase agreement with Auctus Fund, LLC for the issuance and sale to Auctus of $112,750 in aggregate principal amount of a 12% convertible promissory note. On June 30, 2020, we issued the note to Auctus and issued 250,000 five-year common stock warrants at an exercise price of $0.16. On April 3, 2020, we received net proceeds of $100,000. The note matured on January 26, 2021 and accrued interest at a rate of 12% per year. We may not have prepaid the note, in whole or in part. After the 90th calendar day after the issuance date and ending on the later of maturity date and the date of payment of the default amount, Auctus may convert the note, at any time, in whole or in part, provided such conversion does not provide Auctus with more than 4.99% of the outstanding common share stock. The conversion may be converted into shares of the our common stock, at a conversion price equal to the lesser of: (i) the lowest Trading Price during the twenty-five (25) trading day period on the last trading prior to the issue date and (ii) the variable conversion price (55% multiplied by the market price, market price means the lowest trading price for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date). Trading price is the lowest trade price on the trading market as reported. The note includes customary events of default provisions and a default interest rate of 24% per year. As of June 30, 2022 and December 31, 2021, the outstanding balance on the note was $161,184 (which includes a default penalty of $48,434). Accrued interest as of June 30, 2022 and December 31, 2021 was $55,877 and $36,428, respectively.

The following table summarizes the Short-term Convertible Notes Payable, including debt in default (in thousands):

	Short-term convertible notes payable , including debt in default
	June 30, 2022	December 31, 2021
Auctus Tranche 2	$400	$400
Auctus Tranche 2 default penalty	225	-
Auctus prepayment penalty	350	350
Auctus (March 31, 2020 Note)	161	161
Debt discount and issuance costs to be amortized	-	(14)
Convertible notes payable - short-term	$1,136	$897

As of June 30, 2022, the $350,000 prepayment penalty was included in “Short-term convertible notes payable, including non-convertible penalty“ while the remaining outstanding balances were included in “Convertible notes payable in default“ within the unaudited consolidated balance sheet. As of December 31, 2021, the $161,000 Auctus note was included in “Convertible notes payable in default“ while the remaining balances were included in “Short-term convertible notes payable, including non-convertible penalty“ within the consolidated balance sheet.

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2021	39
Balance outstanding at December 31, 2021	$161

Interest accrued through June 30, 2022	5
Balance outstanding at June 30, 2022	$166

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2021	62
Balance outstanding at December 31, 2021	$281

Interest accrued through June 30, 2022	8
Balance outstanding at June 30, 2022	$289

On June 22, 2022, we entered into exchange agreements with Dr. Cartwright and Dr. Faupel. Pursuant to the agreements, $29,776 of related-party payables, $31,285 of short-term related-party debt and $8,939 of accrued expenses owed to these executives will be converted into shares of common stock and/or warrants valued at $70,000, upon successful completion of a financing of at least $4,000,000.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%. During the six months ended June 30, 2022, Mr. Fowler forgave $24,785 of the outstanding balance and may forgive up to $234,875 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. The outstanding principal amount owed on the note was $137,423 as of June 30, 2022, of which $35,749 is included in “Current portion of long-term debt, related parties“ and the remainder of which is included in “Long-term debt, related parties“ on the consolidated balance sheets.

Future debt obligations as of June 30, 2022 for debt owed to related parties are as follows (in thousands):

Year	Amount
2022	$17
2023	492
2024	39
2025	41
2026	3
Thereafter	-
Total	$592

As of June 30, 2022, $490,278 of the debt owed to related parties is included in “Current portion of long-term debt, related parties“ and $101,674 is included in “Long-term debt, related parties“ within the unaudited consolidated balance sheet. As of December 31, 2021, the outstanding debt owed was included in “Long-term debt, related parties“ within the consolidated balance sheet.

Small Business Administration Loan

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan accrued interest at a rate of 1.00%, and matured in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. As of June 30, 2022 and December 31, 2021, the outstanding balance was nil and $11,181, respectively, and is included in “Current portion of long-term debt“ within the consolidated balance sheets. Accrued interest on the note was nil and $385 as of June 30, 2022 and December 31, 2021, respectively.

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which mature on May 17, 2024 (the “Maturity Date“). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into common stock shares at the holder’s option, at a price of $0.50 per common stock share (the “conversion price“), subject to adjustment in certain events, at any time prior to maturity date; 2) upon successful uplist to a U.S. National Exchange, the note will automatically convert into the uplisting financing; 3) each debenture unit will have a right to 1,000 warrants for common stock shares, warrants have an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into common shares, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into common shares at the Conversion Price; 5) Subject to a holder‘s option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the common shares is $1.50 per common share or more for each trading day over a 30 consecutive trading day period, the Company may, at any time (the “Redemption Date“), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering common shares to the holders of Convertible Debentures at a deemed price of $0.50 per common share that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At June 30, 2022 and December 31, 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $57,528 and $73,326, respectively. The bond payable discount and unamortized debt issuance costs as of June 30, 2022 and December 31, 2021 are presented below (in thousands):

	June 30, 2022	December 31, 2021
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Debt Issuance costs to be amortized	(55)	(69)
Debt Discount	(191)	(241)
Long-term convertible debt	$884	$820

6% Unsecured Promissory Note

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells (a former employee). In lieu of agreeing to dismiss approximately half of what was owed to him, or $220,000, Mr. Wells received the following: (i) cash payments of $20,000; (ii) an unsecured promissory note in the amount of $90,000 to be executed within 30 days of completing new financing(s) totaling at least $3.0 million, (iii) 66,000 common share stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required; and (iv) the total amount of forgiveness by creditor of approximately $110,000 shall be prorated according to amount paid.

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the six months ended June 30, 2022, the Company made payments of $50,000 to Mr. Wells, which resulted in forgiveness of $50,000 of the remaining balance of accrued compensation. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

As of June 30, 2022, the outstanding principal balance on the note was $47,052, and is included in “Current portion of long-term debt“ within the consolidated balance sheets. As of December 31, 2022, the outstanding balance on the note was $97,052, of which $75,000 was included in “Current portion of long-term debt“ and $22,052 was included in “Long-term debt.“ As of June 30, 2022 and December 31, 2021, accrued interest on the note was $4,103 and $2,106, respectively.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	June 30,
	2022	2021

Net loss	(2,061)	(1,871)
Basic weighted average number of shares outstanding	23,526	13,226
Net loss per share (basic)	(0.09)	(0.14)
Diluted weighted average number of shares outstanding	23,526	13,226
Net loss per share (diluted)	(0.09)	(0.14)

Dilutive equity instruments (number of equivalent units):
Stock options	960	-
Preferred stock	12,151	18,316
Convertible debt	2,431	1,281
Warrants	12,702	17,869
Total Dilutive instruments	28,244	37,466

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

Troubled Debt Restructurings - 2022

During the six months ended June 30, 2022, two of the Company’s creditors forgave $74,785 of debt. The reductions in the outstanding balances met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of June 30, 2022, the troubled debt restructurings in total would have decreased the net loss by $74,785, with no impact to net loss per share.

Troubled Debt Restructurings - 2021

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. As of June 30, 2021, the total troubled debt restructuring was $179,000; since this amount has already been recorded as a loss on extinguishment of debt, the loss would not have any impact on the per share calculation.

12. SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to June 30, 2022, we issued 120,652 common stock shares for payment of interest accrued on the 10% Senior Unsecured Convertible Debenture.

Subsequent to June 30, 2022, we issued 8,944,000 common stock shares for the conversion of 2,236 Series F-2 Preferred shares. The common shares issued are subject to standard Rule 144 restrictions.

Warrants Issued

On July 1, 2022, we issued 875,000 common stock purchase warrants to Mr. Blumberg, which had an exercise price of $0.25 and will expire on December 31, 2023. Additionally, on July 1, 2022, we issued 375,000 warrants to Lee Bowles of Iron Stone Capital, Inc., which had an exercise price of $0.25 and will expire on December 31, 2023. The warrants were issued pursuant to a January 22, 2020 promotional agreement with a related party, which is partially owned by Mr. Blumberg, as compensation for investor and public relations services.

Directors and Officers (“D&O“) Insurance Financing Agreement

On July 4, 2022, the Company entered into a Premium Finance Security Agreement with Johnson & Johnson Preferred Financing, Inc. Per the terms of the agreement, the Company agreed to finance its D&O insurance premium. The total amount due of $114,086 will be paid in 10 monthly installments, with the first installment due August 4, 2022.

ITEM 2. MANAGEMENT‘S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements“ within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act“), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act), which provides a “safe harbor“ for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,“ “will,“ “may,“ “should,“ “estimates,“ “expects,“ “continues,“ “contemplates,“ “anticipates,“ “projects,“ “plans,“ “potential,“ “predicts,“ “intends,“ “believes,“ “forecasts,“ “future,“ and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be can achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under “Risk Factors“ below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2021 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.“ and, on February 22, 2008, changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics.“

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants.

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2022 we have an accumulated deficit of approximately $144.4 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2021, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2022 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $1.0 to $1.5 million in LuViva devices and disposables in 2022 and expect those purchase orders to result in actual sales of $0.5 to $1.0 million in 2022-2023, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, the Company in 2022 is focused on three primary markets: the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants. The protocol was drafted with input from FDA and two prestigious clinical centers that will participate in the study. Additional clinical centers may be added if needed to meet the study’s enrollment criteria. The budget at one institution has been agreed upon and is under negotiation at the other institution. The LuViva devices have been prepared and have passed bench testing in order to begin the study. On July 20, 2022 we announced that the study had been approved by the designated Institutional Review Board and because of that, the study was expected to begin in September of 2022, which would allow the study to be completed in the first half of 2023, however, there can be no assurance that the study will be completed within this timeframe.

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

In Europe, the Company attended a meeting in Bucharest, Romania on November 3-4, 2021, hosted by our central Eastern and Russian distribution partner. The LuViva system was demonstrated for doctors at a local clinic and the head Ob-Gyn physician’s hospital has accepted the LuViva device into service and is expected to order additional Cervical Guides to test patients as part of her practice.

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

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out“ basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the three months ended June 30, 2022 were $5,358, compared to $1,584 for the three months ended June 30, 2021. Cost of goods sold was $1,331 during the three months ended June 30, 2022, compared to nil for the three months ended June 30, 2021. This resulted in gross profit of $4,027 and $1,584 on the sales of devices and disposals during the three months ended June 30, 2022 and June 30, 2021, respectively. While we currently hold and expect to generate purchase orders for approximately $1.0 to $1.5 million in LuViva devices and disposables in 2022, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of June 30, 2022, we have received cash payments of $512,577 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in the second half of 2022.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2022 were $9,155, compared to $19,772 in the three months ended June 30, 2021. The decrease of $10,617, or 54%, was primarily due to a reduction in research and development clinical costs and payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended June 30, 2022 were $36,701, compared to $29,814 in the three months ended June 30, 2021. The increase of $6,887, or 23%, was primarily due to a higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2022 were $676,015, compared to $512,531 in the three months ended June 30, 2021. The increase of $163,484, or 32%, was primarily due to an increase in consulting and legal fees recognized in the current period. During the current period, the Company’s plans to uplist to Nasdaq were placed on hold, pending improvement in market conditions. Uplist-related expenses totaling $369,435 that were previously capitalized were therefore recognized during the current period.

Interest Expense: Interest expense for the three months ended June 30, 2022 was $255,616, compared to $315,000 in the three months ended June 30, 2021. The decrease of $59,384, or 19%, was due to a decrease in debt, resulting in lower interest recognized for outstanding notes payable and convertible debt during the three months ended June 30, 2022 versus the prior year.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the three months ended June 30, 2022 was $14,304, compared to nil during the three months ended June 30, 2021. The gain recorded in the current period was due to changes to our stock price during the period, which impacted the fair value of the derivative liability.

Loss/Gain from extinguishment of debt: Gain from extinguishment of debt for the three months ended June 30, 2022 was $33,553, compared to a loss from extinguishment of debt of $185,000 in the three months ended June 30, 2021. The loss recorded in the prior period was primarily due to a $350,000 prepayment penalty incurred on the Auctus convertible debt. The gain from extinguishment of debt during the three months ended June 30, 2022 was due to forgiveness of debt.

Other Income: Other income for the three months ended June 30, 2022 was $1,495, compared to $26,528 in the three months ended June 30, 2021. The decrease of $25,033, or 94%, was primarily due to a $26,000 non-recurring write-off of accrued salaries in the prior period.

Net loss: Net loss attributable to common stockholders during the three months ended June 30, 2022 was $1,006,554, compared to $1,159,000 during the three months ended June 30, 2021. The decrease in net loss of $152,446, or 13% was due to the reasons outlined above and a $43,555 decrease in preferred stock dividends.

There was no income tax benefit recorded for the three months ended June 30, 2022 or 2021, due to recurring net operating losses. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the six months ended June 30, 2022 were $9,983, compared to $1,584 for the six months ended June 30, 2021. Cost of goods sold was $2,277 during the six months ended June 30, 2022, compared to nil for the six months ended June 30, 2021. This resulted in gross profit of $7,706 and $1,584 on the sales of devices and disposals during the three months ended June 30, 2022 and June 30, 2021, respectively. While we currently hold and expect to generate purchase orders for approximately $1.0 to $1.5 million in LuViva devices and disposables in 2022, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of June 30, 2022, we have received cash payments of $512,577 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in the second half of 2022 and early 2023.

Research and Development Expenses: Research and development expenses were $30,564 during the six months ended June 30, 2022, compared to $36,223 during the six months ended June 30, 2021, a decrease of $5,659 or 16%. The decrease was primarily due to a reduction in research and development clinical costs and payroll-related expenses.

Sales and Marketing Expenses: Sales and marketing expenses were $76,943 during the six months ended June 30, 2022, compared to $66,291 during the six months ended June 30, 2021, an increase of $10,652 or 16%. The increase was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $1,062,461 during the six months ended June 30, 2022, compared to $1,339,531 during the six months ended June 30, 2021, a decrease of $277,070, or 21%. The decrease was primarily due to a prior-year charge of $398,000 recorded during the six months ended June 30, 2021 for warrants issued to Mr. Blumberg for consulting services. The decrease was offset by higher legal costs recognized during the six months ended June 30, 2022.

Interest Expense: Interest expense during the six months ended June 30, 2022 was $356,642 compared to $456,000 during the six months ended June 30, 2021, a decrease of $99,358, or 22%. The decrease was due a decrease in debt, resulting in lower interest recognized for outstanding notes payable and convertible debt during the six months ended June 30, 2022 versus the same period in the prior year.

Other Income: Other income for the six months ended June 30, 2022 was $3,872, compared to $26,528 in the six months ended June 30, 2021. The decrease of $22,656, or 85%, was primarily due to a $26,000 non-recurring write-off of accrued salaries in the prior period.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the six months ended June 30, 2022 was $8,064, compared to a loss of $88,000 during the six months ended June 30, 2021. The change in the fair value of the derivative liability was due to changes to our stock price during the period.

Gain from extinguishment of debt: Gain from extinguishment of debt during the six months ended June 30, 2022 was $74,785, compared to a loss from extinguishment of debt of $185,000 during the six months ended June 30, 2021. The loss recorded in the prior period was primarily due to a $350,000 prepayment penalty incurred on the Auctus convertible debt. The gain from extinguishment of debt during the three months ended June 30, 2022 was due to forgiveness of debt.

Change in Fair Value of Warrants: Change in fair value of warrants during the six months ended June 30, 2022 was nil, compared to a $448,000 gain recorded during the six months ended June 30, 2021. The decrease was primarily due to (i) a change in the terms of the warrants during 2021, which resulted in reclassification of the warrant instruments from liabilities to equity and (ii) expiration of the warrants previously outstanding.

Preferred Stock Dividends: Expense related to preferred stock dividends during the six months ended June 30, 2022 was $629,368, compared to $176,590 during the six months ended June 30, 2021. The increase was primarily due to payment of a one-time, non-recurring 15% dividends to the Series F and Series F-2 Preferred shareholders, as required by the Series F and Series F-2 Certificate of Designations in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021. The increase was also due to the timing of the closing of the Series F and Series F-2 Preferred Stock financings, which took place during the six months ended June 30, 2021 and therefore did not result in a full six months of accrued dividends.

Net Loss: Net loss attributable to common stockholders was $2,061,552 for the six months ended June 30, 2022, compared to net loss of $1,871,000 during the six months ended June 30, 2021. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for the six months ended June 30, 2022 and 2021, due to recurring net operating losses. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of June 30, 2022, we had cash of approximately $446,443 and negative working capital of $4,892,695.

Our major cash flows for the six months ended June 30, 2022 consisted of cash used for operations of $527,936, cash used for investing activities of $31,207, and net cash provided by financing activities of $361,759, which consisted of $495,492 of proceeds from warrant exercises, offset by cash outflows for payments made on outstanding debt.

As of the date of this filing, our previously planned uplist to Nasdaq is currently on hold, pending improvement in market conditions. The Company will reassess those conditions over the ensuing months to determine whether an uplist to Nasdaq can and should be attempted, although there is no assurance that market conditions will improve or that the Company will qualify for Nasdaq in the future.

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

During 2021, the Company finalized an investment by Power Up Lending Group Ltd (“Power Up“). Power Up invested $132,000 (of which the Company received $125,000 net of costs) for 153,000 shares of Series G preferred stock. As of December 31, 2021, all Series G preferred shares were redeemed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures“ (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act“)) as of September 30, 2018. The controls and system currently used by the Company to calculate and record inventory is not operating effectively. Additionally, the Company lacks the resources to properly research and account for complex transactions. The combination of these controls deficiencies has resulted in a material weakness in our internal control over financial reporting.

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2022 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022

