Form 10-Q
period 2022-09-30
GUIDED THERAPEUTICS INC
filed 2022-11-14
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 48,578,721 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,
	2022	December 31,
	(unaudited)	2021
ASSETS

Current Assets:
Cash and cash equivalents	$2,697	$643
Accounts receivable, net of allowance for doubtful accounts of $48 and $126 at September 30, 2022 and December 31, 2021, respectively	29	46
Inventory, net of reserves of $785 at September 30, 2022 and December 31, 2021	596	571
Other current assets	169	377
Total current assets	3,491	1,637

Non-Current Assets:
Property and equipment, net	42	14
Operating lease right-of-use assets, net of amortization	321	372
Other assets	17	17
Total non-current assets	380	403

TOTAL ASSETS	$3,871	$2,040

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
Accounts payable	$2,217	$2,362
Accounts payable, related parties	60	87
Accrued liabilities	1,050	1,768
Deferred revenue	509	337
Current portion of lease liability	76	67
Current portion of long-term debt	32	88
Current portion of long-term debt, related parties	497	-
Short-term notes payable	90	48
Short-term notes payable, related parties	17	40
Convertible notes payable in default	-	161
Short-term convertible notes payable, including non-convertible penalty	579	736
Derivative liability	19	-
Total current liabilities	5,146	5,694

Long-Term Liabilities
Long-term lease liabilities	267	325
Derivative liability	-	32
Long-term convertible debt	1,017	820
Long-term debt	-	22
Long-term debt, related parties	92	592
Total long-term liabilities	1,376	1,791

Total liabilities	6,522	7,485

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2022 and December 31, 2021. Liquidation preference of $286 at September 30, 2022 and December 31, 2021.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of September 30, 2022 and December 31, 2021. Liquidation preference of $1,049 at September 30, 2022 and December 31, 2021.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 3.3 shares issued and outstanding as of September 30, 2022 and December 31, 2021. Liquidation preference of $3,263 at September 30, 2022 and December 31, 2021.	531	531
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 and 0.8 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Liquidation preference of $438 and $763 at September 30, 2022 and December 31, 2021, respectively.	159	276
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 and 1.7 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Liquidation preference of $888 and $1,736 at September 30, 2022 and December 31, 2021, respectively.	839	1,639
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 and 1.4 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Liquidation preference of $1,071 and $1,426 at September 30, 2022 and December 31, 2021, respectively.	892	1,187
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 and 3.2 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Liquidation preference of $535 and $3,237 at September 30, 2022 and December 31, 2021, respectively.	489	2,963
Series G convertible preferred stock, $0.001 par value; 1,000 shares authorized, nil shares issued and outstanding as of September 30, 2022 and December 31, 2021. Liquidation preference was nil at September 30, 2022 and December 31, 2021.	-	-
Common stock, $0.001 par value; 500,000 shares authorized, 27,583 and 13,673 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,432	3,403
Additional paid-in capital	136,366	126,800
Treasury stock at cost	(132)	(132)
Accumulated deficit	(145,502)	(142,387)

Total stockholders deficit	(2,651)	(5,445)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$3,871	$2,040

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales - devices and disposables	$3	$19	$13	$21
Cost of goods sold	-	42	2	42
Gross profit (loss)	3	(23)	11	(21)

Operating expenses:
Research and development	8	16	38	52
Sales and marketing	52	41	129	107
General and administrative	1,167	407	2,229	1,747
Total operating expenses	1,227	464	2,396	1,906

Loss from operations	(1,224)	(487)	(2,385)	(1,927)

Other income (expenses):
Interest expense	(155)	(594)	(512)	(1,050)
Change in fair value of derivative liability	5	(1)	13	(89)
Gain from extinguishment of debt	270	763	345	578
Change in fair value of warrants	-	-	-	448
Other income	2	387	5	414
Total other income (expense)	122	555	(149)	301

Loss before income taxes	(1,102)	68	(2,534)	(1,626)
Provision for income taxes	-	-	-	-

Net income (loss)	(1,102)	68	(2,534)	(1,626)
Preferred stock dividends	48	(119)	(581)	(296)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,054)	$(51)	$(3,115)	$(1,922)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.03)	$(0.00)	$(0.11)	$(0.14)
Diluted	$(0.03)	$(0.00)	$(0.11)	$(0.14)

Weighted average shares outstanding
Basic	34,829	13,417	27,335	13,291
Diluted	34,829	13,417	27,335	13,291

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

FOR THE THREE MONTHS ENDED SEPTERMBER 30, 2022

(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	-	$105	1	$170	3	$531	1	$159
Issuances of common stock to investors	-	-	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2022	-	$105	1	$170	3	$531	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	1	$839	1	$892	3	$2,536
Issuances of common stock to investors	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	(3)	(2,047)
Stock-based compensation	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at September 30, 2022	1	$839	1	$892	-	$489

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2022	27,583	$3,416	$130,166	$(132)	$(144,448)	$(5,766)
Issuances of common stock to investors	6,637	7	1,389	-	-	1,396
Issuances of warrants to investors	-	-	1,796	-	-	1,796
Issuance of common stock for payment of Series D preferred dividends	17	-	10	-	-	10
Issuance of common stock for payment of Series E preferred dividends	117	-	67	-	-	67
Issuance of common stock for payment of interest	121	-	70	-	-	70
Conversion of Series F-2 preferred stock to common stock	8,944	9	2,038	-	-	-
Stock-based compensation	-	-	44	-	-	44
Issuances of warrants to consultants	-	-	786	-	-	786
Accrued preferred dividends	-	-	-	-	48	48
Net loss	-	-	-	-	(1,102)	(1,102)
Balance at September 30, 2022	43,419	$3,432	$136,366	$(132)	$(145,502)	$(2,651)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuances of common stock to investors	-	-	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	(117)
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2022	-	$105	1	$170	3	$531	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963
Common stock warrants exercised	-	-	-	-	-	-
Issuances of common stock to investors	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(800)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(295)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	(3)	(2,474)
Stock-based compensation	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at September 30, 2022	1	$839	1	$892	-	$489

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,674	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	5,128	5	841	-	-	846
Issuances of common stock to investors	6,637	7	1,389	-	-	1,396
Issuances of warrants to investors	-	-	1,796	-	-	1,796
Issuance of common stock for payment of Series D preferred dividends	65	-	39	-	-	39
Issuance of common stock for payment of Series E preferred dividends	181	-	102	-	-	102
Issuance of common stock for payment of Series F preferred dividends	161	-	107	-	-	107
Issuance of common stock for payment of Series F-2 preferred dividends	114	-	75	-	-	75
Issuance of common stock for payment of interest	242	-	150	-	-	150
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	1	399	-	-	400
Conversion of Series D preferred stock to common stock	975	1	117	-	-	1
Conversion of Series E preferred stock to common stock	3,390	3	797	-	-	-
Conversion of Series F preferred stock to common stock	1,420	1	294	-	-	-
Conversion of Series F-2 preferred stock to common stock	10,808	11	2,463	-	-	-
Stock-based compensation	-	-	132	-	-	132
Issuances of warrants to consultants	-	-	865	-	-	865
Accrued preferred dividends	-	-	-	-	(581)	(581)
Net loss	-	-	-	-	(2,534)	(2,534)
Balance at September 30, 2022	43,419	$3,432	$136,366	$(132)	$(145,502)	$(2,651)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	-	$105	1	$170	3	$531	1	$276
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for Series E preferred dividends	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
Balance at September 30, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	2	$1,639	1	$1,195	3	$2,963	62	$-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for Series E preferred dividends	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	(62)	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
Balance at September 30, 2021	2	$1,639	1	$1,195	3	$2,963	-	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2021	13,297	$3,403	$126,353	$(132)	$(141,878)	$(7,992)
Issuance of common stock for Series D preferred dividends	22	-	11	-	-	11
Issuance of common stock for Series E preferred dividends	288	-	118	-	-	118
Series G redemption	-	-	-	-	-	-
Stock-based compensation	-	-	56	-	-	56
Accrued preferred dividends	-	-	-	-	(119)	(119)
Net income		-	-	-	68	68
Balance at September 30, 2021	13,607	$3,403	$126,650	$(132)	$(141,929)	$(7,746)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2021
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for Series E preferred dividends	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Warrants issued	-	-	-	-	-	-	-	-
Conversions of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	2	$1,639	-	$-	-	$-	-	$-
Series F preferred offering	-	-	1	1,195	-	-	-	-
Series F-2 preferred offering	-	-	-	-	1	404	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	2	2,559	-	-
Issuance of common stock for Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for Series E preferred dividends	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	153	-
Series G redemption	-	-	-	-	-	-	(153)	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Warrants issued	-	-	-	-	-	-	-	-
Conversions of warrants from liability to equity	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2021	2	$1,639	1	$1,195	3	$2,963	-	$-

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series F preferred offering	-	-	-	-	-	1,195
Series F-2 preferred offering	-	-	-	-	-	404
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-		2,559
Issuance of common stock for Series D preferred dividends	83	-	39	-	-	39
Issuance of common stock for Series E preferred dividends	288	-	118	-	-	118
Series G preferred offering	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-
Issuance of common stock to finders	98	-	54	-	-	54
Issuance of warrants to consultants	-	-	1,093	-	-	1,093
Warrants issued	-	-	304	-	-	304
Conversions of warrants from liability to equity	-	-	1,755	-	-	1,755
Stock-based compensation	-	-	178	-	-	178
Accrued preferred dividends	-	-	-	-	(296)	(296)
Net loss		-	-	-	(1,626)	(1,626)
Balance at September 30, 2021	13,607	$3,403	$126,650	$(132)	$(141,878)	$(5,078)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,534)	$(1,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	1
Amortization of debt issuance costs and discounts	111	250
Amortization of beneficial conversion feature	-	37
Stock based compensation	132	178
Change in fair value of warrants	-	(448)
Extinguishment of derivative liability	-	(84)
Change in fair value of derivative liability	(13)	89
Amortization of lease right-of-use-asset	50	66
Expense for warrants issued to consultants	865	585
Gain from extinguishment of debt	(345)	(578)
Other non-cash expenses	156	109
Change in operating assets and liabilities:
Accounts receivable	16	-
Inventory	(25)	14
Other current assets	332	(88)
Other non-current assets	-	(17)
Accounts payable and accrued liabilities	(7)	(435)
Lease liabilities	(51)	(41)
Deferred revenue	172	237
NET CASH USED IN OPERATING ACTIVITIES	(1,140)	(1,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28)	(10)
NET CASH USED FOR INVESTING ACTIVITIES	(28)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	495	-
Proceeds from debt financing	-	1,248
Payments made on notes payable	(465)	(1,415)
Payments of debt issuance costs	-	(86)
Note payable default penalty	-	398
Proceeds from issuances of common stock, net of costs	1,396	-
Proceeds from issuances of warrants, net of costs	1,796	-
Proceeds from Series F offering, net of costs	-	1,436
Proceeds from Series F-2 offering, net of costs	-	539
Proceeds from Series G offering, net of costs	-	125
Redemption of Series G preferred stock	-	(125)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,222	2,120

NET CHANGE IN CASH	2,054	359

Cash at beginning of period	643	182

CASH AT END OF PERIOD	$2,697	$541

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$89	$552

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$581	$296
Settlement of interest through common stock issuance	$151	$-
Debt from related parties exchanged for Preferred series F-2 shares	$-	$323
Issuance of series F-2 preferred stock	$-	$2,236
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$-	$377
Settlement of dividends through common stock issuance	$722	$157
Settlement of accounts payable through common stock issuance	$-	$62
Warrants exchanged for fixed price warrants	$-	$1,755
Warrants issued with debt	$-	$304
Conversion of Series D Preferred Shares into common stock	$118	$-
Conversion of Series E Preferred Shares into common stock	$800	$-
Conversion of Series F Preferred Shares into common stock	$296	$-
Conversion of Series F-2 Preferred Shares into common stock	$2,473	$-
Directors and officers insurance obtained with financing	$124	$-

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of September 30, 2022 and December 31, 2021, and the consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2022 and 2021 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2022, it had an accumulated deficit of approximately $145.5 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At September 30, 2022, the Company had a negative working capital of approximately $1.8 million, accumulated deficit of $145.5 million and incurred a net loss including preferred dividends of $3.1 million for the nine months then ended. Stockholders’ deficit totaled approximately $2.7 million at September 30, 2022, primarily due to recurring net losses from operations.

During the nine-month period ended September 30, 2022, the Company raised $3.2 million from the sale of common stock and warrants (net of expenses), and $495 thousand of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 40.1 million shares of its common stock outstanding at September 30, 2022, with exercise prices ranging between $0.15 and $0.80 per share. Exercises of in-the-money warrants would generate a total of approximately $8.6 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following is a summary of the Company’s inventories as of September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30,	December 31,
	2022	2021

Raw materials	$1,274	$1,255
Work-in-progress	70	69
Finished goods	37	32
Inventory reserve	(785)	(785)

Total inventory	$596	$571

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. The following is a summary of the Company’s property and equipment at September 30, 2022 and December 31, 2021:

	(in thousands)
	September 30,	December 31,
	2022	2021

Equipment	$1,085	$1,048
Software	653	652
Furniture and fixtures	41	41
Leasehold improvements	12	12
Construction in progress	-	8

Subtotal	1,791	1,761
Less accumulated depreciation	(1,749)	(1,747)
Property, equipment and leasehold improvements, net
	$42	$14

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2022 and 2021 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and nine months ended September 30, 2022 and 2021.

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

Accrued Liabilities

Accrued liabilities as of September 30, 2022 and December 31, 2021 are summarized as follows:

	(in thousands)
	September 30, 2022	December 31, 2021

Compensation	$488	$621
Professional fees	126	98
Stock subscription payable	-	351
Interest	182	261
Vacation	42	39
Preferred dividends	190	349
Other accrued expenses	22	49

Total	$1,050	$1,768

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

The Company did not recognize material revenues during the nine-month periods ended September 30, 2022 or 2021. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of September 30, 2022 and December 31, 2021, deferred revenue was $509,101 and $337,315, respectively.

Significant Distributors

As of September 30, 2022, accounts receivable outstanding was approximately $77,634. The gross outstanding amount was netted against a $48,172 allowance, leaving a balance of $29,462 which was from two distributors. As of December 31, 2021, accounts receivable outstanding was $171,153; the outstanding amount was netted against a $125,584 allowance, leaving a balance of $45,569, which was from two distributors.

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

The Company has filed its 2021 federal and state corporate tax returns. The Company has entered into an agreed upon payment plan with the IRS for delinquent payroll taxes. The Company has an established payment arrangement for its delinquent state income taxes with the State of Georgia. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At September 30, 2022, the Company had approximately $61.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

The Company records its derivative activities at fair value. As of September 30, 2022 we had one instrument that we valued for the derivative liability associated with the bifurcated conversion option of a loan due to Auctus Funds, LLC (“Auctus”) in the amount of $298,884. There was no movement of instruments between fair value hierarchy tiers during the nine months ended September 30, 2022.

The following tables present the fair value of those liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value at September 30, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total
Derivative liability/bifurcated conversion option in connection with Auctus $328,941 loan on December 17, 2019	$-	$-	$(19)	$(19)

Total short-term liabilities at fair value	$-	$-	$(19)	$(19)

	Fair Value at December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total
Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	-	-	(32)	(32)

Total long-term liabilities at fair value	$-	$-	$(32)	$(32)

The following is a summary of changes to Level 3 instruments during the nine months ended September 30, 2022:

	(in thousands)
	Senior Secured	Derivative	Total
Balance, December 31, 2021	$-	$(32)	$(32)
Change in fair value during the period	-	13	13

Balance, September 30, 2022	$-	$(19)	$(19)

4. STOCKHOLDERS’ DEFICIT

Recent Sales of Securities

On September 1, 2022, the Company entered into certain Securities Purchase Agreements (the “Agreement”) with certain accredited investors (the “Investors”), including Richard Blumberg, Michael James and John Imhoff, each a member of the Company’s Board of Directors, pursuant to which the Company issued 6,636,540 shares of its common stock, four year warrants to purchase an aggregate of 6,636,540 shares of Common Stock at $0.50 per share and  6,636,540 shares of Common Stock at $0.65 per share (the “Warrants”) for an aggregate purchase price of $3,318,270 (the “Transaction”).

The Company has agreed that, as soon as practicable after the Closing Date, the Company shall file a Registration Statement on the appropriate form providing for the resale by the Investors of the Shares and the shares of Common Stock underlying the Warrants (the “Warrant Shares” and collectively with the Shares and the Warrants, the “Securities”) with the Securities and Exchange Commission.  The Company shall use commercially reasonable efforts to cause such Registration Statement to become effective within 120 days of closing all rounds of this offering and to keep such Registration Statement effective at all times until the earlier of the date that the Shares and Warrant Shares may be resold pursuant to Rule 144 (assuming cashless exercise of the Warrants) and the date that no Investor owns any Securities.  In the event that the Registration Statement is not effective on the 121st day following the Closing Date, the Company shall issue to each Investor an additional number of shares of Common Stock equal to 10% of the Shares issued to such Investor and an additional number of shares of Common Stock equal to 5% of the Shares issued to such Purchaser on each monthly anniversary thereafter until the earlier of the date the Registration Statement is effective and the date that the Shares and Warrant Shares may be resold pursuant to Rule 144 (assuming cashless exercise of the Warrants).  The Company may avoid these penalties if, prior to the 121st day following the closing date of the last round of the offering, it files an application to list the Common Stock on a recognized Canadian Stock Exchange. In addition, if there is no effective Registration Statement covering the Warrant Shares after 180th day following the Closing Date, the Warrants may be exercised cashlessly as set forth in the Warrants.

After payment of all fees and expenses relating to the transaction, the Company received net proceeds of approximately $3.2 million. The primary use of proceeds is to fund the completion and filing of clinical study data needed for FDA approval of the Company’s LuViva Advanced Cervical Scan. Additional use of proceeds is to support international distribution partners to grow sales throughout the remainder of 2022 and into 2023, as well as for general and administrative expenses.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of September 30, 2022 and December 31, 2021, 43,418,443 and 13,673,583 shares were issued and outstanding, respectively.

During the nine months ended September 30, 2022, the Company issued 29,744,860 shares of common stock, as summarized below:

Number of Shares
Issuances of common stock to investors	6,636,540
Issuances of common stock for warrants exercised	5,127,923
Issuances of common stock for payment of Series D Preferred dividends	64,979
Issuances of common stock for payment of Series E Preferred dividends	179,858
Issuances of common stock for payment of Series F Preferred dividends	162,436
Issuances of common stock for payment of Series F-2 Preferred dividends	114,304
Issuances of common stock for payment of interest	241,914
Issuances of common stock for Series F one-time 15% dividend	255,401
Issuances of common stock for Series F-2 one-time 15% dividend	368,505
Conversion of Series D Preferred stock to common stock	975,000
Conversion of Series E Preferred stock to common stock	3,390,000
Conversion of Series F Preferred stock to common stock	1,420,000
Conversion of Series F-2 Preferred stock to common stock	10,808,000
Issued during the nine months ended September 30, 2022	29,744,860

Summary table of common stock share transactions:
Shares outstanding at December 31, 2021	13,673,583
Issued in 2022	29,744,860
Shares outstanding at September 30, 2022	43,418,443

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At September 30, 2022 and December 31, 2021, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total convertible of 572,000 common stock shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of September 30, 2022. Upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At September 30, 2022 and December 31, 2021, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock.

The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049 shares were issued and outstanding at September 30, 2022 and December 31, 2021. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2022 and December 31, 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

At September 30, 2022 and December 31, 2021, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total convertible of 2,098,500 common stock shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Preferred Stock, including the chairman of the Company’s board of directors, the Chief Operating Officer, and a director of the Company, pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At September 30, 2022 and December 31, 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total convertible of 6,524,500 common stock shares.

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

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 and 763 of which remained outstanding as of September 30, 2022 and December 31, 2021, respectively. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common stock shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. The stated value and liquidation preference on the Series D Preferred Stock is $763. The 763 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period.  If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of September 30, 2022, none of the remaining 438 Series D Preferred Shares have been converted to secured debt.

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

During the nine months ended September 30, 2022, the Company entered into various agreements with Series D Preferred shareholders, pursuant to which each holder separately agreed to exchange their Series D Preferred shares into the Company’s common shares (in accordance with their existing Series D Preferred Share Agreements). In addition, the holders agreed to exchange 650,000 common stock warrants with a strike price of $0.25 for 650,000 warrants with a strike price of $0.20, which were required to be immediately exercised. The Company received $130,000 from the holders for exercises of the aforementioned warrants.

During the nine months ended September 30, 2022, the Company issued 975,000 common stock shares for the conversion of 325 shares of Series D Preferred Stock. During the nine months ended September 30, 2022, the Company issued 64,979 common stock shares for the payment of accrued Series D Preferred Stock dividends. As of September 30, 2022, the Company had accrued dividends for Series D preferred shares of $8,213.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 888 and 1,736 of which remained outstanding as of September 30, 2022 and December 31, 2021, respectively. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

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

During the nine months ended September 30, 2022, the Company issued 3,390,000 common stock shares for the conversion of 848 shares of Series E Convertible Preferred Stock. During the nine months ended September 30, 2022, the Company issued 179,858 common stock shares for the payment of Series E Preferred Stock dividends accrued. As of September 30, 2022, the Company had accrued dividends for Series E preferred shares of $12,654.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,071 and 1,426 of which were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the nine months ended September 30, 2022, the Company issued 1,420,000 common stock shares for the conversion of 355 shares of Series F Preferred stock and 162,436 common stock shares for the payment of annual Series F Preferred Stock dividends. During the nine months ended September 30, 2022, the Company issued 255,401 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F Preferred shareholders (as required by the Series F Certificate of Designation, in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021).  As of September 30, 2022, the Company had accrued dividends for Series F Preferred shares of $32,943.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 535 and 3,237 of which were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the nine months ended September 30, 2022, the Company issued 10,808,000 common stock shares for the conversion of 2,702 shares of Series F-2 Preferred stock and 114,304 common stock shares for the payment of annual Series F-2 Preferred Stock dividends. During the nine months ended September 30, 2022, the Company issued 368,505 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F-2 Preferred shareholders (as required by the Series F-2 Certificate of Designation in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of September 30, 2022, the Company had accrued dividends for Series F-2 Preferred shares of $16,242.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. On July 8, 2021, the Company redeemed the February 2021 investment of $50,000 for $78,094. The difference of $28,094 was recorded as interest expense. As of September 30, 2022 and December 31, 2021, the amount outstanding was nil.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2021	27,669,634	$0.29
Warrants issued	15,323,080	0.54
Warrants expired	(1,000)	0.50
Warrants exercised	(2,934,324)	0.17
Outstanding, September 30, 2022	40,057,390	$0.40

During the three months ended September 30, 2022, the Company issued 13,273,080 warrants to investors (see “Recent Sales of Securities” above); the proceeds from which were allocated to the warrants on an allocated fair-value basis. Additionally, the Company issued 2,050,000 warrants to consultants as consideration for performing services.  The expense for such warrants will be recognized on a pro-rata basis over the term of their respective agreements.

The Black-Scholes option pricing model was utilized to calculate the fair value of the warrants issued, with the following assumptions:

September 30,
2022
Expected term (years)	3.8 Years
Volatility	151.19%
Risk-free interest rate	3.30%
Dividend yield	0.00%

During the nine months ended September 30, 2022, the Company issued 5,127,923 common shares for warrants exercised, 2,193,599 of which were for warrants exercised prior to December 31, 2021. During December 31, 2021, the Company received approximately $351,000 from the holders for the exercise of 2,193,599 warrants, which was included in Accrued Liabilities as of December 31, 2021, pending issuance of the common shares.

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

There was no stock option activity during the nine months ended September 30, 2022. The following table summarizes the Company’s outstanding and exercisable stock options as of September 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)
Options outstanding as of September 30, 2022	1,500,000	$0.49	7.8 years	$-
Options exercisable as of September 30, 2022	1,227,136	$0.49	7.8 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of September 30, 2022 and the exercise price, multiplied by the number of options. As of September 30, 2022, there was $131,735 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately one year. The weighted-average fair value of awards granted was nil and $0.47 during the nine months ended September 30, 2022 and 2021, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

6. LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the dispositions of these matters, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular year. As of September 30, 2022, and December 31, 2021, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The below table presents total operating lease right-of-use assets and lease liabilities as of September 30, 2022:

(in thousands)
September 30,
2022
Operating lease right-of-use assets	$321
Operating lease liabilities	$343

The table below presents the maturities of operating lease liabilities as of September 30, 2022:

(in thousands)
Operating
Lease Payments
2022 (remaining)	$27
2023	112
2024	115
2025	118
2026	50
Total future lease payments	422
Less: discount	(79)
Total lease liabilities	$343

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

Nine Months Ended September 30,
2022
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with Blumberg & Bowles Consulting, LLC (“BB”), which is partially owned by Mr. Blumberg (a related party), to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000.  The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP.  If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date.  The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. During the nine months ended September 30, 2022, the Company recognized $79,444 of consulting expenses as a result of this agreement.  Unrecognized consulting expense to be recognized under this agreement is nil as of September 30, 2022. During the three months ended September 30, 2022, the Company issued 875,000 warrants to Mr. Blumberg and 375,000 warrants Lee Bowles, a partial owner of BB.

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

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. The Company confirmed an obligation to provide Mr. Blumberg with 950,000 fully transferrable warrants, which will expire on January 1, 2024 and have an exercise price of $0.25. Issuance of the warrants owed to Mr. Blumberg for his services is now predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services, which involve investor relations, marketing services and assisting the Company with obtaining financing. During the three months ended September 30, 2022, the Company obtained the requisite funding receipts and began recording expense for the warrants, which will be issued to Mr. Blumberg over a period of 24 months subsequent to the financing. During the three months ended September 30, 2022, the Company recognized $200,959 of expense for the warrants issued to Mr. Blumberg, which represents the pro-rata expense over the service term of his agreement.

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

On August 12, 2021, the Company executed an amendment to its agreement with SMI, which established a payment schedule for the balance owed by SMI to the Company for outstanding purchase orders. The remaining balance owed for outstanding purchase orders was $26,965 as of September 30, 2022. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Although our Chinese partner SMI missed the date in the contract when they should have achieved commercialization, patients continue to be enrolled in the clinical studies in China which is sponsored and being paid for by SMI. We continue to work with SMI to finish the clinical study and are in discussions with them to provide additional time to achieve commercialization.  We expect a revised contract reflecting these discussions to be signed in the fourth quarter of 2022.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022 (see Note 4, “Recent sales of securities”). In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company will issue 600,000 warrants with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50, the Company will issue an additional 600,000 warrants to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction.

The Company estimated the fair value of the 800,000 warrants issued in September 2022 using the Black-Scholes option pricing model and recognized expense of $364,800 for the warrants during the three months ended September 30, 2022.

The Company estimated the fair value of the warrants with market conditions using the Binomial Lattice model and recognized expense of $15,057 for the warrants (representing the pro rata expense over the expected term of the warrants) during the three months ended September 30, 2022.

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

8. SHORT TERM NOTES PAYABLE

On July 4, 2022, the Company entered into a premium finance agreement to finance its insurance policies totaling $123,889. Monthly payments of $11,409 are due on the note, including interest incurred at a rate of 5.0%. The note, which matures on May 4, 2023, had an outstanding balance of $89,947 as of September 30, 2022.

On July 4, 2021, the Company entered into a premium finance agreement to finance its insurance policies totaling $117,560. The note required monthly payments of $11,968, including interest at 4.3%, until it matured in April of 2022. As of September 30, 2022, the outstanding balance was nil.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of September 30, 2022, the balance on the notes was $17,154.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $12,500 and $13,900. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021 exchange agreement these notes were combined into one short term note payable of $26,400 and $18,718 in principal and interest of the two previous notes, respectively, for a total balance of $45,118. The aforementioned agreement brought the note current. The note carried a monthly payment of $3,850, including interest at 6.0%, until it matured in March of 2022. As of September 30, 2022, the outstanding balance was nil.

The following table summarizes short-term notes payable, including related parties:

	Short-term notes payable, including related parties
	September 30, 2022	December 31, 2021
Dr. Cartwright	$17	$34
Mr. Fowler	-	6
Premium Finance (insurance)	90	48
Short-term notes payable	$107	$88

The short-term notes payable due to related parties was $17,154 at September 30, 2022 and $39,900 of the $87,514 balance at December 31, 2021.

9.  AUCTUS CONVERTIBLE DEBT

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

On September 1, 2022, the Company has agreed to exchange certain debt and equity owned by Auctus pursuant to an Exchange Agreement between the Company and Auctus (the “Exchange Agreement”). Immediately prior to the Exchange Agreement, Auctus held $1,228,183 of debt, including early prepayment penalty of $350,000, default premiums of $281,256, and $91,555 in interest payable. Auctus agreed to exchange the above balance for $710,911 in debt owed and to revert the May 27, 2020 note to its original term. Auctus currently holds 8,775,000 warrants that are priced between $0.15 and $0.20, and for the value of $1,950,000, which includes the value of the warrant and $350,000 in early prepayment penalty, agreed to exchange it for 3,900,000 common shares, warrants to purchase 3,900,000 common shares at $0.50 per share and warrants to purchase 3,900,000 common shares at $0.65 per share (the “Exchange”). Auctus agreed the equity instruments will be issued and exchanged in the fourth quarter of 2022 (see Note 12, “Subsequent Events”). As a result of the Exchange Agreement, Auctus forgave a default penalty of $225,444. In addition, the Company made a repayment of $221,467 to Auctus pursuant to the terms of the Exchange Agreement (the “Repayment”), of which $161,184 was applied to principal and penalties and $60,283 was applied to interest payable. Following the Exchange and Repayment, the Company will make payments to Auctus in four installments, over an 18-month period. The first installment of $125,000 was paid on September 8, 2022, of which $101,116 was applied to outstanding principal and $23,884 was applied to interest payable. The transaction was accounted for in accordance with ASC 470-60, Troubled Debt Restructurings (“TDR”) by Debtors. As a result of the Exchange Agreement, the Company recorded a gain on extinguishment of debt of $186,527 during the three months ended September 30, 2022.

The following table summarizes the Auctus Convertible Notes Payable:

	September 30, 2022	December 31, 2021
Auctus Tranche 2	$329	$400
Auctus prepayment penalty	350	350
Auctus (March 31, 2020 Note)	-	161
Debt discount and issuance costs to be amortized	-	(14)
Auctus convertible notes payable	$679	$897

As of September 30, 2022, $579,000 of the total balance owed to Auctus is included in “Short-term convertible notes payable, including non-convertible penalty” within the unaudited consolidated balance sheet. The remaining balance is included in “Long-term convertible debt” within the unaudited consolidated balance sheet. As of December 31, 2021, the $161,000 Auctus note was included in “Convertible notes payable in default” while the remaining balances were included in “Short-term convertible notes payable, including non-convertible penalty” within the consolidated balance sheet.

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2021	39
Balance outstanding at December 31, 2021	$161

Interest accrued through September 30, 2022	7
Balance outstanding at September 30, 2022	$168

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2021	62
Balance outstanding at December 31, 2021	$281

Interest accrued through June 30, 2022	12
Balance outstanding at September 30, 2022	$293

On June 22, 2022, we entered into exchange agreements with Dr. Cartwright and Dr. Faupel. Pursuant to the agreements, $29,776 of related-party payables, $31,285 of short-term related-party debt and $8,939 of accrued expenses owed to these executives will be converted into shares of common stock and/or warrants valued at $70,000, upon successful completion of a financing of at least $4,000,000.

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%. During the nine months ended September 30, 2022, Mr. Fowler forgave $43,057 of the outstanding balance of deferred compensation and may forgive up to $216,604 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. The outstanding principal amount owed on the note was $128,684 as of September 30, 2022, of which $36,286 is included in “Current portion of long-term debt, related parties” and the remainder of which is included in “Long-term debt, related parties” on the consolidated balance sheets.

Future debt obligations as of September 30, 2022 for debt owed to related parties are as follows (in thousands):

Year	Amount
2022	$10
2023	498
2024	39
2025	41
2026	2
Total	$590

As of September 30, 2022, $497,170 of the debt owed to related parties is included in “Current portion of long-term debt, related parties” and $92,399 is included in “Long-term debt, related parties” within the unaudited consolidated balance sheet. As of December 31, 2021, the outstanding debt owed was included in “Long-term debt, related parties” within the consolidated balance sheet.

Small Business Administration Loan

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan accrued interest at a rate of 1.00%, and matured in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. During the year ended December 31, 2021, $23,976 of the loan balance was forgiven. As of September 30, 2022 and December 31, 2021, the outstanding balance was nil and $11,181, respectively, and is included in “Current portion of long-term debt” within the consolidated balance sheets. Accrued interest on the note was nil and $385 as of September 30, 2022 and December 31, 2021, respectively.

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

At September 30, 2022 and December 31, 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $28,878 and $73,326, respectively. The bond payable discount and unamortized debt issuance costs as of September 30, 2022 and December 31, 2021 are presented below (in thousands):

	Senior Secured Convertible Debenture
	September 30, 2022	December 31, 2021
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Debt Issuance costs to be amortized	(48)	(69)
Debt Discount	(165)	(241)
Senior Secured Convertible Debenture	$917	$820

As of September 30, 2022 and December 31, 2022, the entire balance of the Senior Secured Convertible Debenture is included in “Long-term convertible debt” within the unaudited consolidated balance sheet.

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

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the nine months ended September 30, 2022, the Company made payments of $65,000 to Mr. Wells, which resulted in forgiveness of $65,000 of the remaining balance of accrued compensation. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

As of September 30, 2022, the outstanding principal balance on the note was $32,052, and is included in “Current portion of long-term debt” within the consolidated balance sheets. As of December 31, 2021, the outstanding balance on the note was $97,052, of which $75,000 was included in “Current portion of long-term debt” and $22,052 was included in “Long-term debt.” As of September 30, 2022 and December 31, 2021, accrued interest on the note was $4,733 and $2,106, respectively.

11.  INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C1, Series C2, Series D, Series E, Series F and Series F-2 convertible preferred stock, Series G preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	(in thousands)
	September 30,
	2022	2021

Net loss	(3,115)	(1,922)
Basic weighted average number of shares outstanding	27,335	13,291
Net loss per share (basic)	(0.11)	(0.14)
Diluted weighted average number of shares outstanding	27,335	13,291
Net loss per share (diluted)	(0.11)	(0.14)

Dilutive equity instruments (number of equivalent units):
Stock options	982	2,252
Preferred stock	6,932	17,837
Convertible debt	1,092	908
Warrants	14,086	16,979
Total Dilutive instruments	23,092	37,976

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

Troubled Debt Restructurings - 2022

During the nine months ended September 30, 2022, four of the Company’s creditors forgave $344,584 of debt. The reductions in the outstanding balances met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of September 30, 2022, the troubled debt restructurings in total decreased the net loss by $344,584, or $0.01 per share.

Troubled Debt Restructurings - 2021

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. As of September 30, 2021, the total troubled debt restructuring decreased the net loss by $85,000, or $0.01 per share.

12.  SUBSEQUENT EVENTS

Amendment to Auctus Exchange Agreement

On October 18, 2022, the Company and Auctus entered into an amendment to the Exchange Agreement signed on September 1, 2022. Pursuant to the amendment, the Company and Auctus agreed to execute the exchange of equity instruments on October 11, 2022. In satisfaction of the amended agreement, the Company issued 3.9 million common shares, 3.9 million warrants with an exercise price of $0.50, and 3.9 million warrants with an exercise price of $0.65 to Auctus. The newly issued warrants (“New Warrants”) will have a term of 4 years. The difference between the fair value of the warrants exchanged and the New Warrants will be recorded as a gain on extinguishment of debt in the fourth quarter of 2022.

Sales of Securities

Subsequent to September 30, 2022, the Company entered into certain Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued 75,000 shares of its common stock, four year warrants to purchase an aggregate of 75,000 shares of Common Stock at $0.50 per share and 75,000 shares of Common Stock at $0.65 per share for an aggregate purchase price of $37,500.

Additional Common Stock Issuances

On October 6, 2022, the Company issued 60,000 common shares for the conversion of 15 Series F Preferred shares.

On October 10, 2022, the Company issued 778 common shares for Series F Preferred dividends.

On October 21, 2022, the Company issued 1,124,500 common shares for the conversion of 562.25 Series C2 Preferred Shares

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of September 30, 2022 we have an accumulated deficit of approximately $145.0 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2021, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue going forward will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $3.0 million in LuViva devices and disposables in 2022 and expect those purchase orders to result in actual sales of $1.5 to $2.5 million in the fourth quarter of 2022 and throughout 2023, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, the Company in 2022 and 2023 is focused on three primary markets:  the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants.  The protocol was drafted with input from FDA and at least two prestigious clinical centers that will participate in the study.  Additional clinical centers may be added if needed to meet the study’s enrollment criteria. Budgets have been agreed to with both institutions. The LuViva devices have been prepared and have passed bench testing to begin the study.  On July 20, 2022 we announced that the study had been approved by the designated central Institutional Review Board (“IRB”) and because of that, we initially expected to begin in September or October of 2022. On November 9, 2022, we received a letter from one hospital’s IRB that we were conditionally approved to start the study, pending responses to three questions, which were provided to that IRB on November 10, 2022. Currently, both clinical sites are finalizing correspondence with the designated central IRB and getting final signatures on contracts so that we can start the study before the end of 2022, which would allow the study to be completed in the third quarter of 2023, however, there can be no assurance that the study will be completed within this timeframe.

In China, the Chinese NMPA (National Medical Products Approval) study has begun at four clinical sites. According to enrollment tracking reports sent to us by our Chinese partner SMI on March 11, 2022, testing of 150 patients has been completed in the ongoing clinical trial for Chinese National Medical Products Administration (NMPA) approval.  The trial is expected to be completed in the second quarter of 2023 and submitted for approval shortly thereafter, although there can be no assurance that the study will be completed within this time frame.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables:  Revenues from the sale of LuViva devices and disposables for the three months ended September 30, 2022 were $3,476, compared to $18,666 for the three months ended September 30, 2021. Cost of goods sold was $131 during the three months ended September 30, 2022, compared to $41,689 for the three months ended September 30, 2021. This resulted in gross profit of $3,345 during the three months ended September 30, 2022 and a gross loss of $23,024 during the three months ended September 30, 2021. The loss incurred in the prior period was due to write-offs of slow-moving inventory.

While we currently hold and expect to generate purchase orders for approximately $3.0 million in LuViva devices and disposables in 2022, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of September 30, 2022, we have received cash payments of $509,001 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in the fourth quarter of 2022 and in 2023.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2022 were $7,903, compared to $15,588 in the three months ended September 30, 2021. The decrease of $7,685, or 49%, was primarily due to a reduction in research and development clinical costs and payroll expenses.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended September 30, 2022 were $52,251, compared to $40,887 in the three months ended September 30, 2021. The increase of $11,364, or 28%, was primarily due to higher payroll-related expenses.

General and Administrative Expense: General and administrative expenses for the three months September 30, 2022 were $1,166,894, compared to $407,507 in the three months ended September 30, 2021. The increase of $759,387 or 186%, was primarily due to additional professional and consulting fees recorded for warrants issued as compensation for services. The services provided included investor relations and marketing services surrounding the Company’s successful completion of a financing transaction during the current quarter. The Company also recorded additional expense for professional services upon placing the planned Nasdaq uplist on hold, pending improvement in market conditions.

Interest Expense: Interest expense for the three months ended September 30, 2022 was $154,958, compared to $593,902 in the three months ended September 30, 2021. The decrease of $438,944, or 74%, was primarily due to a decrease in debt, which is a result of the Company’s concerted efforts to reduce debt through payoffs and exchanges.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the three months ended September 30, 2022 was $4,687, compared to ($1,000) during the three months ended September 30, 2021. The gain recorded in the current period was due to changes to our stock price during the period and a reduction in the principal amount of debt owed, which impacted the fair value of the derivative liability.

Gain from extinguishment of debt: Gain from extinguishment of debt for the three months ended September 30, 2022 was $269,799, compared to $762,825 in the three months ended September 30, 2021. The decrease was primarily due to a higher amount of debt forgiven in the prior period.

Other Income: Other income for the three months ended September 30, 2022 was $2,000, compared to $386,379 in the three months ended September 30, 2021. The income recorded in the prior period was primarily related to a write-off of a $350,000 liability.

Preferred Stock Dividends: Income from preferred stock dividends during the three months ended September 30, 2022 was $47,869, compared to $118,833 of expense for preferred stock dividends during the three months ended September 30, 2021. Income was recorded in the current period due to reversal of $128,943 of previously accrued preferred stock dividend expense, due to the conversion of Series F-2 Preferred Stock into common shares prior to the date annual dividends are due.

Net Loss: Net loss attributable to common stockholders during the three months ended September 30, 2022 was $1,056,427 compared to $51,204 during the three months ended September 30, 2021. The reasons for the fluctuation are described above.

There was no income tax benefit recorded for the three months ended September 30, 2022 or 2021, due to recurring net operating losses. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the nine months ended September 30, 2022 were $13,459, compared to $20,666 for the nine months ended September 30, 2021. Cost of goods sold was $2,408 during the nine months ended September 30, 2022, compared to $41,689 for the nine months ended September 30, 2021. This resulted in gross profit of $11,051 and gross loss of $21,024 on the sales of devices and disposals during the nine months ended September 30, 2022 and September 30, 2021, respectively. While we currently hold and expect to generate purchase orders for approximately $3.0 million in LuViva devices and disposables in 2022, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of September 30, 2022, we have received cash payments of $509,001 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in the fourth quarter of 2022 and in 2023.

Research and Development Expenses: Research and development expenses were $38,467 during the nine months ended September 30, 2022, compared to $51,588 during the nine months ended September 30, 2021, a decrease of $13,121 or 25%. The decrease was primarily due to a reduction in research and development clinical costs and payroll-related expenses.

Sales and Marketing Expenses: Sales and marketing expenses were $129,194 during the nine months ended September 30, 2022, compared to $106,887 during the nine months ended September 30, 2021, an increase of $22,307 or 21%. The increase was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $2,228,586 during the nine months ended September 30, 2022, compared to $1,747,507 during the nine months ended September 30, 2021, an increase of $481,079, or 28%. The increase was primarily due to $538,176 of additional consulting and legal expenses recognized and $32,757 of additional property taxes. These increases were offset by a reduction in payroll and benefits-related expenses of $87,631 and minor reductions in various miscellaneous expenses, such as rent and utilities.

Interest Expense: Interest expense during the nine months ended September 30, 2022 was $511,600 compared to $1,049,902 during the nine months ended September 30, 2021, a decrease of $538,302, or 51%. was due to a decrease in debt, which is a result of the Company’s concerted efforts to reduce debt through payoffs and exchanges.

Other Income: Other income for the nine months ended September 30, 2022 was $4,751, compared to $413,370 in the nine months ended September 30, 2021. Other income recorded in the prior period was primarily related to a write-off of a $350,000 liability and a $26,000 non-recurring write-off of accrued salaries.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the nine months ended September 30, 2022 was $12,751, compared to a loss of $89,000 during the nine months ended September 30, 2021. The change in the fair value of the derivative liability was due to changes to our stock price during the period and a reduction in the principal amount of debt owed.

Gain from extinguishment of debt: Gain from extinguishment of debt during the nine months ended September 30, 2022 was $344,584 compared to $577,825 during the nine months ended September 30, 2021. The decrease was primarily due to a higher amount of debt forgiven in the prior period.

Change in Fair Value of Warrants: Change in fair value of warrants during the nine months ended September 30, 2022 was nil, compared to a $448,340 gain recorded during the nine months ended September 30, 2021. The decrease was primarily due to (i) a change in the terms of the warrants during 2021, which resulted in reclassification of the warrant instruments from liabilities to equity and (ii) expiration of the warrants previously outstanding.

Preferred Stock Dividends: Expense related to preferred stock dividends during the nine months ended September 30, 2022 was $581,499, compared to $295,833 during the nine months ended September 30, 2021. The increase was primarily due to payment of a one-time, non-recurring 15% dividends to the Series F and Series F-2 Preferred shareholders, as required by the Series F and Series F-2 Certificate of Designations in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021.

Net Loss: Net loss attributable to common stockholders was $3,117,209 for the nine months ended September 30, 2022, compared to net loss of $1,922,204 during the nine months ended September 30, 2021. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for the nine months ended September 30, 2022 and 2021, due to recurring net operating losses. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of September 30, 2022, we had cash of approximately $2,696,271 and negative working capital of $1,756,126.

Our major cash flows for the nine months ended September 30, 2022 consisted of cash used for operations of $1,140,020, cash used for investing activities of $28,435, and net cash provided by financing activities of $3,222,485, which consisted of $3,192,174 of proceeds from the sale of common stock and warrants (net of costs), $495,492 of proceeds from warrant exercises, offset by cash outflows for payments made on outstanding debt.

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

Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2022 to provide reasonable assurance that (1) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 1, 2022, the Company entered into certain Securities Purchase Agreements (the “Agreement”) with certain accredited investors (the “Investors”), including Richard Blumberg, Michael James and John Imhoff, each a member of the Company’s Board of Directors, pursuant to which the Company issued 6,636,540 shares of its common stock, four year warrants to purchase an aggregate of 6,636,540 shares of Common Stock at $0.50 per share and  6,636,540 shares of Common Stock at $0.65 per share (the “Warrants”) for an aggregate purchase price of $3,318,270 (the “Transaction”).

The Company has agreed that, as soon as practicable after the Closing Date, the Company shall file a Registration Statement on the appropriate form providing for the resale by the Investors of the Shares and the shares of Common Stock underlying the Warrants (the “Warrant Shares” and collectively with the Shares and the Warrants, the “Securities”) with the Securities and Exchange Commission.  The Company shall use commercially reasonable efforts to cause such Registration Statement to become effective within 120 days of closing all rounds of that offering and to keep such Registration Statement effective at all times until the earlier of the date that the Shares and Warrant Shares may be resold pursuant to Rule 144 (assuming cashless exercise of the Warrants) and the date that no Investor owns any Securities.  In the event that the Registration Statement is not effective on the 121st day following the closing all rounds of the offering, the Company shall issue to each Investor an additional number of shares of Common Stock equal to 10% of the Shares issued to such Investor and an additional number of shares of Common Stock equal to 5% of the Shares issued to such Purchaser on each monthly anniversary thereafter until the earlier of the date the Registration Statement is effective and the date that the Shares and Warrant Shares may be resold pursuant to Rule 144 (assuming cashless exercise of the Warrants).  The Company may avoid these penalties if, prior to the 121st day following the closing date, it files an application to list the Common Stock on a recognized Canadian Stock Exchange. In addition, if there is no effective Registration Statement covering the Warrant Shares after 180th day following the Closing Date, the Warrants may be exercised cashlessly as set forth in the Warrants.

As of September 30, 2022, after payment of all fees and expenses relating to the transaction, the Company received net proceeds of approximately $3.2 million. The primary use of proceeds is to fund the completion and filing of clinical study data needed for FDA approval of the Company’s LuViva Advanced Cervical Scan. Additional use of proceeds is to support international distribution partners to grow sales throughout the remainder of 2022 and into 2023, as well as for general and administrative expenses.

On October 18, 2022, the Company and Auctus entered into an amendment to the Exchange Agreement signed on September 1, 2022. Pursuant to the amendment, the Company and Auctus agreed to execute the exchange of equity instruments on October 11, 2022. In satisfaction of the amended agreement, the Company issued 3.9 million common shares to Auctus.

Subsequent to September 30, 2022, the Company entered into certain Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued 75,000 shares of its common stock, four-year warrants to purchase an aggregate of 75,000 shares of Common Stock at $0.50 per share and 75,000 shares of Common Stock at $0.65 per share, for an aggregate purchase price of $37,500.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Filing Date
10.1	Form of Warrant	8-K	0-22179	September 15, 2022
10.2	Form of Warrant	8-K	0-22179	September 15, 2022
10.3	Form of Securities Purchase Agreement	8-K	0-22179	September 15, 2022
10.4	Exchange Agreement between the Company and Auctus Fund, LLC	8-K	0-22179	September 15, 2022
10.5	Form of Warrants to be issued to Auctus Fund, LLC	8-K	0-22179	September 15, 2022
10.5	Form of Warrants to be issued to Auctus Fund, LLC	8-K	0-22179	September 15, 2022
10.6	Amendment #1 to Exchange Agreement between the Company and Auctus Fund, LLC			Filed herewith
31

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Filed herewith
101

Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL); (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Cash Flows, (iv) Unaudited Consolidated Statements of Stockholders’ Equity (Deficit), and (v) related Notes to Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File (included in Exhibit 101)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Gene S. Cartwright
Gene S. Cartwright
President, Chief Executive Officer and Acting Chief Financial Officer

Date: November 14, 2022

