Form 10-K
period 2022-12-31
GUIDED THERAPEUTICS INC
filed 2023-03-30
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (678) 329-7933

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was: $7,101,547.

As of March 27, 2023, the registrant had 50,505,463 shares of Common Stock, $0.001 par value per share, outstanding.

(PCAOB ID 1195)

GUIDED THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Guided,” “Guided Therapeutics, “we,” “us,” or “our,” we are referring to Guided Therapeutics, Inc. and its subsidiaries, unless the context otherwise requires.

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

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have executed formal distribution agreements covering over 40 countries, some of which have expired. We still have active contracts in place for countries including China and Southeast Asia (including Indonesia), Eastern Europe and Russia. In the short term, we intend to focus on other large markets such as those in the European Union, India and certain Latin American countries, such as Mexico. The ongoing conflict in Ukraine may delay filing and approval to market in Russia.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also previously obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya, which have all expired. Presently, we have marketing approval from India and the Singapore Health Sciences Authority. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2022, we have sold 144 LuViva devices and approximately 78,380 single-use-disposable cervical guides to international distributors.

Our Strengths

Currently, we are the only commercial stage company with a biophotonic technology that potentially addresses a large primary screening market and a potential R&D pipeline that could improve the early detection of numerous cancers that afflict men and women. Key strengths include:

•	The engineering and production risks have been largely addressed as we have sold 144 working systems worldwide.

•	Regulatory approvals have been granted covering over 40 countries.

•	We have legitimate pathways for securing marketing approvals in the two largest medical markets – the US and China, within a 2-3 year period.

•	The clinical results of our technology have been published in leading peer-reviewed journals by world famous, thought leading physicians.

Our Business Strategy

Our near-term goals are to accomplish the following over the next two years by pursuing the following strategies:

•	Seek US FDA approval by completing a clinical trial.

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

While we plan to pursue regulatory approval in Russia, the ongoing conflict in Ukraine may delay filing and approval to market. It does not affect any existing contracts with our distribution partner for Eastern Europe and Russia as they are focused more on countries less affected by the conflict in Ukraine.

Manufacturing, Sales and Distribution

We manufacture LuViva at our Norcross, Georgia facility. Most of the components of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”), as amended on March 28, 2017, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacture in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI will perform final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. This additional carve out has been agreed to by SMI. On August 12, 2021 the Company entered into a second amendment with SMI pursuant to which the Company has continued to grant SMI exclusive distribution, sales and manufacturing rights of the LuViva for China, Taiwan, Hong Kong and Macau. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Although our Chinese partner SMI missed the date in the contract when they should have achieved commercialization, patients continued to be enrolled in the clinical study in China, which is sponsored and being paid for by SMI. On March 3, 2023, the Company entered into a third amendment with SMI pursuant to which the Company extended the deadline for SMI to achieve commercialization of LuViva in China to April 30, 2024.

We rely on distributors to sell our products. Distributors can be country exclusive or cover multiple countries in a region. We manage these distributors, provide them marketing materials and train them to demonstrate and operate LuViva. We seek distributors that have experience in gynecology and in introducing new technology into their assigned territories. Currently, we rely on SMI in distributing our products in the People’s Republic of China, Macau, Hong Kong and Taiwan; we rely on NTI in distributing our products in Eastern Europe and Russia.

We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to increased sustained commercial levels. We will likely need to develop additional expertise in order to successfully manufacture, market, and distribute any future products.

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $8.2 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.1 million in the years ended December 31, 2022 and 2021.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2022, we have 41 granted U.S. and foreign patents, collectively, relating to our biophotonic cancer detection technology that were developed in-house and are owned by the Company. Ten (10) patents are still currently active and 31 have since expired. Currently, we do not own third party patents, nor do we make any outside payments for patents.

Patents can be extended up to an additional five (5) years. However, patent term extension under the Hatch-Waxman Act does not occur automatically and the patent owner must file an application with the USPTO requesting term extension within 60 days of obtaining FDA marketing approval.

Patent No.	Title	Country	Grant Date	Expiration Date
6,792,982	Vacuum Source For Harvesting Substances	US	09/21/04	07/23/23
7,174,927	Vacuum Source For Harvesting Substances	US	02/13/07	09/03/24
7,301,629	Apparatus and Method for Determining Tissue Characteristics	US	11/27/07	07/03/23
7,335,166	System And Methods For Fluid Extractions And Monitoring	US	02/26/08	05/22/23
8,644,912	Method and Apparatus For Determining Tissue Characteristics	US	02/04/14	08/22/31
8,781,560	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	07/15/14	07/14/31
9,561,003	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	02/07/17	03/05/34
D714453	Mobile Cart and Hand Held Unit for Diagnostics of Measurement	US	09/30/14	09/30/28
D724199	Medical Diagnostic Stand Off Tube	US	03/10/15	03/10/29
D746475	Mobile Cart and Hand Held Unit for Diagnostics or Measurement	US	12/29/15	12/29/29

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

Employees and Consultants

As of December 31, 2022, we had six regular employees and two consultants to provide services to us on a full- or part-time basis. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Current cervical cancer screening and diagnostic tests, primarily the Pap test, HPV test, and colposcopy, are well established and pervasive. Improvements and new technologies for cervical cancer detection and prevention, such as Thin-Prep from Hologic and HPV testing from Qiagen, have led to other new competitors. In addition, there are other companies attempting to develop products using forms of biophotonic technologies in cervical cancer detection, such as Spectrascience, which has a very limited U.S. FDA approval to market its device for detection of cervical cancers but has not yet entered the market. The approval limits use of the Spectrascience device only after a colposcopy, as an adjunct. In addition to the Spectrascience device, there are other technologies that are seeking to enter the market as adjuncts to colposcopy, including devices from Dysis and Zedco. While these technologies are not direct competitors to LuViva, modifications to them or other new technologies will require us to develop devices that are more accurate, easier to use or less costly to administer so that our products have a competitive advantage.

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

Government Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the Chinese FDA (recently renamed the Chinese National Medical Product Administration (NMPA)), the U.S. FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

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

China has a regulatory regime similar to that of the European Union, but due to interaction with the U.S. regulatory regime, the NMPA also shares some similarities with its U.S. counterpart. Devices are classified by the NMPA’s Center for Medical Device Evaluation (CMDE) into three categories based on medical risk, with the level of regulatory oversight determined by degree of risk and invasiveness. CMDE’s device classifications and definitions are as follows:

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

Based on the above definitions and several discussions with regulatory consultants and potential partners, we believe that LuViva is most likely to be classified as a Class II device, however, this is not certain and the NMPA may determine that LuViva requires a Class III registration. Class III registrations are granted by the national NMPA office while Class I and II registrations occur at the provincial level. Typically, registration granted at the provincial level allows a medical device to be marketed in all of China’s provinces.

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

NMPA labs also conduct electrical, mechanical and electromagnetic emission safety testing for medical devices similar to those required for the CE Mark. As is the case with the U.S. FDA, manufacturers in China undergo periodic inspections and must comply with international quality standards such as ISO 13485 for medical devices. As part of our agreement with SMI, SMI will underwrite the cost of securing approval of LuViva with the NMPA. SMI has informed us in writing that LuViva has passed electrical, mechanical and electromagnetic emission safety testing for medical devices, which allows clinical trials to commence.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. We held a follow up teleconference with FDA on January 28, 2020 and filed a pre-submission document to the Agency on February 17, 2020 that summarized the clinical protocol to be submitted for FDA review. We agreed with the FDA on the study protocol during the second quarter of 2021 and have recruited clinical sites for the study.

We remain committed to obtaining U.S. FDA approval as a priority. At the same time we have narrowed our international focus to concentrate on markets with large screening populations, and where we currently have or are actively seeking regulatory approvals, such as China, the European Union and Indonesia. We believe the commercial opportunities are large and the clinical need is significant in these select international markets.

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

Distributors of medical devices may also be required to comply with other foreign regulatory agencies, and we or our distributors currently have marketing approval for LuViva from Health Canada, COFEPRIS in Mexico, the Ministry of Health in Kenya, and the Singapore Health Sciences Authority. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in China or the United States, and requirements for those approvals may differ from those required by the NMPA or the U.S. FDA.

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

Although our marketing and distribution partners around the world assist in the regulatory approval process, ultimately, we are responsible for obtaining and maintaining regulatory approvals for our products. The inability or failure to comply with the varying regulations or the imposition of new regulations would materially adversely affect our business, financial condition and results of operations.

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

We will be required to raise additional funds. There is no assurance that such funds can be raised on terms that we would find acceptable, on a timely basis, or at all.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2022, indicated that there was substantial doubt about our ability to continue as a going concern because we had suffered recurring losses from operations and had an accumulated deficit of $147.4 million at December 31, 2022, summarized as follows:

Accumulated deficit as of December 31, 2018	$137.7
Net loss for the year ended December 31, 2019	1.9
Accumulated deficit as of December 31, 2019	139.6
Preferred dividends for the year ended December 31, 2020	0.1
Net loss for the year ended December 31, 2020	0.3
Accumulated deficit as of December 31, 2020	140.0
Preferred dividends for the year ended December 31, 2021	0.4
Net loss for year ended December 31, 2021	2.0
Accumulated deficit as of December 31, 2021	142.4
Preferred dividends for the year ended December 31, 2022	0.6
Net loss for for the year ended December 31, 2022	4.4
Accumulated deficit as of December 31, 2022	$147.4

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. As of December 31, 2022 and 2021, our accumulated deficit was approximately $147.4 million and $142.4 million, respectively.

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

As of December 31, 2022, our products have achieved and maintain both ISO 13485:2016 certification and the CE Mark through our contract manufacturer, Newmars Technologies.

For our products to be marketed and sold in the People’s Republic of China, they must gain approval from the Chinese National Medical Products Administration (NMPA), formerly known as the Chinese Food and Drug Administration (Chinese FDA). We are working with our Chinese partner, Shandong Yaohua Medical Instrument Corporation, to achieve NMPA approval and as of December 31, 2022 had passed compliance testing for device safety and have enrolled approximately 225 women in their clinical trial. Our Chinese partner, SMI, expects the clinical trial to be completed in the second quarter of 2023 and submitted for approval shortly thereafter, although there can be no assurance that the study will be completed within this time frame.

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

•	trade sanctions imposed by the United States or other governments with jurisdictional authority over our business operations;

•	the effects of applicable and potentially adverse foreign tax law changes;

•	significant adverse changes in foreign currency exchange rates;

•	longer accounts receivable cycles;

•	managing a geographically dispersed workforce; and

•	compliance with the U.S. Foreign Corrupt Practices Act, or FCPA, and the Office of Foreign Assets Control regulations, particularly in emerging markets.

•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate; and

•	the impact of the conflict between Russia and Ukraine on economic conditions in general and on our business and operations.

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

While we plan to pursue regulatory approval in Russia, the ongoing conflict in Ukraine may delay filing and approval to market in Russia. It is unclear how long any delays may last due to the uncertainty of the situation both in Ukraine and Russia.

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

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia, have caused disruptions in many business sectors outside of the medical sector and have resulted in significant market disruptions and increased volatility in the price of certain commodities, including oil and natural gas.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region. Among other things, the conflict has resulted in increased volatility in the markets for certain securities and commodities, including oil and natural gas, and other sectors.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. Actual and threatened responses to Russia’s invasion, as well as a rapid peaceful resolution to the conflict, may impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. At this time, the situation is rapidly evolving and may evolve in a way that could have a negative impact on our operations and financial position in the future.

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

Currently, we have not obtained clearance or approval from the U.S. FDA, however we have agreed with the U.S. FDA on the clinical trial protocol and are preparing to start the study of approximately 400 women in 2023 at up to three clinical sites where the protocol is now under review for approval to allow the start of the study.

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

As of December 31, 2022, we have been issued, or have rights to, 27 U.S. patents (including those under license). In addition, we have filed for, or have rights to, one U.S. patents (including those under license) that is still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which includes all of our liabilities, was $6.2 million at December 31, 2022. The terms of our indebtedness could have negative consequences to us, such as:

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

Our certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of preferred stock of which 6,952 were outstanding as of December 31, 2022. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Risks Related to Our Securities

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

Our common stock is listed on the OTC Markets. There can be no assurance that an active and liquid market for the common stock will develop or be maintained on the applicable stock exchanges, and an investor may find it difficult to resell any of our securities.

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

In connection with the audits of our financial statements as of and for the years ended December 31, 2022 and 2021, a material weakness in our internal control over financial reporting was identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2022 and 2021, a material weakness (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”) was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The material weakness identified arose from a lack of resources to properly research and account for complex transactions.

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Furthermore, our board of directors has the authority to issue up to 5.0 million shares of preferred stock in one or more series and to determine the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the common stock with respect to dividends, liquidation rights and, possibly, voting rights. The board’s ability to issue preferred stock may have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

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

As of December 31, 2022, our outstanding convertible debt was convertible into an aggregate of 3,592,641 shares of our common stock, and the outstanding shares of our Series C, Series C1, Series C2, Series D, Series E, Series F and Series F-2 preferred stock were convertible into an aggregate of 19,300,500 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 35,586,980 shares, and outstanding options to purchase 1,500,000 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 54.62% of the total number of shares of common stock then issued and outstanding.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Holders

Our common stock is listed on the OTCQB under the ticker symbol “GTHP.” The number of record holders of our common stock at March 27, 2023 was 174.

A 1:800 reverse stock split of all of our issued and outstanding common stock was implemented on March 29, 2019. As a result of the reverse stock split, every 800 shares of issued and outstanding common stock were converted into 1 share of common stock. All fractional shares created by the reverse stock split were rounded to the nearest whole share. The number of authorized shares of common stock did not change. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the stock split.

During the year ended December 31, 2021, the Board simultaneously approved a 1-for-20 reverse stock split of our common stock and decreased the total number of authorized common shares to 500,000,000. On July 25, 2022, prior to obtaining approval from the Financial Industry Regulatory Authority (“FINRA” the Company filed a Certificate of Correction with the Secretary of State of Delaware to render null and void ab initio the Reverse Split Amendment and as a result, the Reverse Split was deemed null and void.

The high and low common stock share prices for the first quarter of 2023 and calendar years 2022 and 2021, as reported by the OTCBB, were as set forth in the following table:

	2023		2022		2021
	High	Low	High	Low	High	Low
First Quarter*	$0.36	$0.23	$0.70	$0.46	$0.95	$0.23
Second Quarter	$-	$-	$0.73	$0.38	$0.82	$0.55
Third Quarter	$-	$-	$0.59	$0.40	$0.67	$0.32
Fourth Quarter	$-	$-	$0.48	$0.23	$0.75	$0.50

*	Through March 3, 2023

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

Securities authorized for issuance under equity compensation plans as of December 31, 2022:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2022 we have an accumulated deficit of approximately $147.4 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2021 and 2022, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2023 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $3.0 million in LuViva devices and disposables and expect those purchase orders to result in actual sales of $1.5 to $2.5 million throughout 2023 and 2024, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, the Company, in 2023 and 2024, is focused on three primary markets: the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants. The protocol was drafted with input from FDA and at least two prestigious clinical centers that will participate in the study. Additional clinical centers may be added if needed to meet the study’s enrollment criteria. Budgets have been agreed to with both institutions. The LuViva devices have been prepared and have passed bench testing in order to begin the study. On July 20, 2022 we announced that the study had been approved by the designated central Institutional Review Board (“IRB”) and because of that, we initially expected to begin in September or October of 2022. Below is a summary of progress made toward starting the study after delays due primarily to Covid-19, the resulting staffing shortages at medical institutions and the back log of clinical studies that were put on the back burner in deference to Covid-19 related studies.

1)

Winship Cancer Center at Emory University (“Emory”) - On November 9, 2022, we received a letter from Emory’s IRB that we were conditionally approved to start the study, pending responses to three questions, which we provided to that IRB on November 10, 2022. We were subsequently notified by Emory’s scientific review committee that our responses to these three questions were satisfactory and we plan to begin enrolling patients in the second quarter of 2023.

2)

University of Alabama at Birmingham (“UAB”) – In November of 2022 we were granted full scientific committee approval and local IRB approval. We signed the clinical research agreement with UAB on December 15, 2022 and began on site orientation and training in March of 2023. A date to initiate enrolling and testing patients in April of 2023 has been agreed upon by both UAB and the Company.

3)	A third clinical site has been engaged and currently is reviewing the study protocol and draft clinical research agreement and budget.

4)

The U.S. FDA has required, as a part of the quality control for the study, that the pathology diagnoses for patients enrolled in the study be performed at an institution different than the one enrolling patients. To that end, we have signed a research contract with the University of Florida Pathology Department to provide those services.

There can be no assurance that the studies will be completed within the timeframes described above.

In China, the Chinese NMPA (National Medical Products Approval) study has begun at four clinical sites. According to enrollment tracking reports sent to us by our Chinese partner SMI in March of 2023, testing of over 300 patients has been completed in the ongoing clinical trial for Chinese National Medical Products Administration (NMPA) approval. The trial is expected to be completed in the second quarter of 2023 and submitted for approval shortly thereafter, although there can be no assurance that the study will be completed within this time frame.

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

Revenue Recognition: ASC 606, Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. In contrast, Revenue based revenue recognition around an analysis of the transfer of risks and rewards; this now forms one of a number of criteria that are assessed in determining whether control has been transferred. The application of the core principle in ASC 606 is carried out in five steps:

Step 1 - Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it is probable that the entity will collect the consideration to which it will be entitled.

Step 2 - Identify the performance obligations in the contract: a performance obligation in a contract is a promise (including implicit) to transfer a good or service to the customer. Each performance obligation should be capable of being distinct and is separately identifiable in the contract.

Step 3 - Determine the transaction price: transaction price is the amount of consideration that the entity can be entitled to, in exchange for transferring the promised goods and services to a customer, excluding amounts collected on behalf of third parties.

Step 4 - Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach in limited circumstances. Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted.

Step 5 - Recognize revenue as and when the entity satisfies a performance obligation: the entity should recognize revenue at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time: the entity’s performance creates or enhances an asset controlled by the customer, the customer simultaneously receives and consumes the benefit of the entity’s performance as the entity performs, and the entity does not create an asset that has an alternative use to the entity and the entity has the right to be paid for performance to date.

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

Allowance for Accounts Receivable: The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The allowance is adjusted based on our assessment of the ability of our distributors to make required payments and our review of the financial condition of our distributors.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred.

RESULTS OF OPERATIONS

COMPARISON OF 2022 and 2021

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the year ended December 31, 2022 were $13,459, compared to $81,199 for the year ended December 31, 2021. Cost of goods sold was $80,656 during the year ended December 31, 2022, compared to $60,715 for the year ended December 31, 2021. Cost of goods sold in the current year was due to an increase to the inventory reserve of $33,573 and write-offs of inventory. This resulted in gross loss of $67,197 and gross profit of $20,485 during the years ended December 31, 2022 and 2021, respectively. While we currently hold and expect to generate purchase orders for approximately $3.0 million in LuViva devices and disposables, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of December 31, 2022, we have deferred revenue balance of $509,101 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in 2023.

Research and Development Expenses: Research and development expenses were $76,892 and $68,682 during the years ended December 31, 2022 and 2021, respectively. The increase of $8,210, or 12.0%, was primarily due to an increase in research and development clinical costs and payroll-related expenses.

Sales and Marketing Expenses: Sales and marketing expenses were $181,024 and $141,492 during the years ended December 31, 2022 and 2021, respectively. The increase of $39,532, or 27.9%, was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $2,987,998 and $2,174,552 during the years ended December 31, 2022 and 2021, respectively. The increase of $813,446, or 37.4%, was primarily due to $989,381 of additional consulting and legal expenses recognized, $32,070 of additional property taxes and an overall increase of $12,775 in other general expenses, such as rent, utilities and supplies. These increases were offset by a reduction in commissions and fees of $125,026 and a reduction in in payroll and benefits-related expenses of $62,155.

Interest Expense: Interest expense during the years ended December 31, 2022 and 2021 was $582,174 and $1,150,455, respectively. The decrease of $568,281 (or 49.4%), was due to a decrease in debt, which is a result of the Company’s concerted efforts to reduce debt through payoffs and exchanges.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the year ended December 31, 2022 was $26,785, compared to a loss of $90,806 during the year ended December 31, 2021. The change in the fair value of the derivative liability was due to changes to our stock price during the period and a reduction in the principal amount of debt owed.

Gain (Loss) from Extinguishment of Debt: The loss on extinguishment of debt during the year ended December 31, 2022 was $468,719, compared to a gain from extinguishment of debt of $577,825 during the year ended December 31, 2021. The loss recognized in the current year was primarily due to the Auctus Exchange Agreement, which was entered into on September 1, 2022 and resulted in a loss on extinguishment of $626,776. The loss was offset by debt forgiven in the current year. The gain recorded in the prior year was due to forgiveness of debt.

Change in Fair Value of Warrants: Gain from the change in the fair value of warrants was nil and $448,000 as of December 31, 2022 and 2021, respectively. The decrease was primarily due to (i) a change in the terms of the warrants during 2021, which resulted in reclassification of the warrant instruments from liabilities to equity and (ii) expiration of the warrants previously outstanding.

Other Income: Other income for the years ended December 31, 2022 and 2021 was $18,551 and $508,483, respectively. The decrease of $489,932 (or 96.4%) was primarily due to a write-off of a $350,000 liability and write-offs of accounts payable and accrued salaries in the prior year.

Preferred Stock Dividends: Expense related to preferred stock dividends was $631,356 and $360,871 during years ended December 31, 2022 and 2021, respectively. The increase of $270,485 (or 75.0%) was primarily due to payment of a one-time, non-recurring 15% dividends to the Series F and Series F-2 Preferred shareholders, as required by the Series F and Series F-2 Certificate of Designations in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021.

Net Loss: Net loss attributable to common stockholders was $4,972,174 and $2,431,725 during the years ended December 31, 2022 and 2021, respectively. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for 2022 or 2021, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of December 31, 2022, we had cash of approximately $2.31 million and negative working capital of $1.8 million.

Our major cash flows for the year ended December 31, 2022 consisted of cash used by operating activities of $1.44 million and net cash provided by financing activities of $3.14 million, which was primarily attributed to proceeds from issuances of common stock and warrants.

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

During 2021, the Company entered into an exchange agreement with Richard Fowler, a former employee. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). Mr. Fowler exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 shares of common stock) and a $150,000 unsecured note. The note accrues interest at the rate of 6.0% (18.0% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment being due on March 15, 2022. The effective interest rate of the note is 6.18%. As of December 31, 2022, Mr. Fowler forgave $147,605 and may forgive up to $198,610 of debt if the Company complies with the repayment plan described above.

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

GUIDED THERAPEUTICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Critical Audit Matters

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

Sterling Heights, Michigan

March 29, 2023

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$2,313	$643
Accounts receivable, net of allowance for doubtful accounts of $48 and $126 at December 31, 2022 and 2021, respectively.	6	46
Inventory, net of reserves of $818 and $785 at December 31, 2022 and 2021, respectively.	548	571
Other current assets	137	377
Total current assets	3,004	1,637

Non-Current Assets:
Property and equipment, net	42	14
Operating lease right-of-use asset, net of amortization	303	372
Other assets	17	17
Total non-current assets	362	403

TOTAL ASSETS	$3,366	$2,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,186	$2,362
Accounts payable, related parties	39	87
Accrued liabilities	1,247	1,768
Deferred revenue	509	337
Current portion of lease liability	79	67
Current portion of long-term debt	17	88
Current portion of long-term debt, related parties	504	-
Short-term notes payable	57	48
Short-term notes payable, related parties	1	40
Convertible notes payable in default	-	161
Short-term convertible notes payable, including nonconvertible penalty	230	736
Total current liabilities	4,869	5,694

Long-Term Liabilities
Long-term lease liability	246	325
Derivative liability	5	32
Long-term convertible debt	1,046	820
Long-term debt	-	22
Long-term debt, related parties	83	592
Total long-term liabilities	1,380	1,791

Total liabilities	6,249	7,485

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2022 and 2021. Liquidation preference of $286 at December 31, 2022 and 2021.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of December 31, 2022 and 2021. Liquidation preference of $1,049 at December 31, 2022 and 2021.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 2.7 and 3.3 shares issued and outstanding as of December 31, 2022 and 2021, respectively. Liquidation preference of $2,701 and $3,263 at December 31, 2022 and 2021, respectively.	439	531
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 and 0.8 shares issued and outstanding as of December 31, 2022 and 2021, respectively. Liquidation preference of $438 and $763 at December 31, 2022 and 2021, respectively.	159	276
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 and 1.7 shares issued and outstanding as of December 2022 and 2021, respectively. Liquidation preference of $888 and $1,736 at December 31, 2022 and 2021, respectively.	839	1,639
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 and 1.4 shares issued and outstanding as of December 31, 2022 and 2021, respectively. Liquidation preference of $1,056 and $1,426 at December 31, 2022 and 2021, respectively.	880	1,187
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 and 3.2 shares issued and outstanding as of December 31, 2022 and 2021, respectively. Liquidation preference of $535 and $3,237 at December 31, 2022 and 2021, respectively.	489	2,962
Series G convertible preferred stock, $0.001 par value; 1,000 shares authorized, nil shares issued and outstanding as of December 31, 2022 and 2021. Liquidation preference was nil at December 31, 2022 and 2021.	-	-
Common stock, $0.001 par value; 500,000 shares authorized, 48,596 and 13,673 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	3,437	3,403
Additional paid-in capital	138,090	126,801
Treasury stock at cost	(132)	(132)
Accumulated deficit	(147,359)	(142,387)

Total stockholders’ deficit	(2,883)	(5,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,366	$2,040

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended
	December 31,
	2022	2021

Sales - devices and disposables	$13	$81
Cost of goods sold	81	61
Gross profit (loss)	(68)	20

Operating expenses:
Research and development	77	69
Sales and marketing	181	141
General and administrative	3,007	2,172
Total operating expenses	3,265	2,382

Loss from operations	(3,333)	(2,362)

Other income (expense)
Interest expense	(582)	(1,150)
Change in fair value of derivative liability	27	(91)
Gain (Loss) from extinguishment of debt	(469)	578
Change in fair value of warrants	-	448
Other income	16	507
Total other income (expense)	(1,008)	292

Loss before income taxes	(4,341)	(2,070)
Provision for income taxes	-	-

Net loss	(4,341)	(2,070)
Preferred stock dividends	(631)	(361)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,972)	$(2,431)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.15)	$(0.18)
Diluted	$(0.15)	$(0.18)

Weighted average shares outstanding
Basic	32,505	13,377
Diluted	32,505	13,377

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022
(in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuances of common stock to investors	-	-	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series C-2 preferred stock to common stock	-	-	-	-	(1)	(92)	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	(117)
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-	-	-
Impact of Auctus exchange	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963	-	$-
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuances of common stock to investors	-	-	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series C-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(800)	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(307)	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	(3)	(2,474)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-	-	-
Impact of Auctus exchange	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2022	1	$839	1	$880	-	$489	-	$-

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,673	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	5,128	5	841	-	-	846
Issuances of common stock to investors	6,712	7	1,422	-	-	1,429
Issuances of warrants to investors	-	-	1,795	-	-	1,795
Issuance of common stock for payment of Series D preferred dividends	82	-	47	-	-	47
Issuance of common stock for payment of Series E preferred dividends	181	-	102	-	-	102
Issuance of common stock for payment of Series F preferred dividends	162	-	107	-	-	107
Issuance of common stock for payment of Series F-2 preferred dividends	114	-	75	-	-	75
Issuance of common stock for payment of interest	242	-	150	-	-	150
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	1	399	-	-	400
Conversion of Series C-2 preferred stock to common stock	1,125	1	91	-	-	-
Conversion of Series D preferred stock to common stock	975	1	116	-	-	-
Conversion of Series E preferred stock to common stock	3,390	3	797	-	-	-
Conversion of Series F preferred stock to common stock	1,480	1	306	-	-	-
Conversion of Series F-2 preferred stock to common stock	10,808	11	2,463	-	-	-
Stock-based compensation	-	-	176	-	-	176
Issuances of warrants to consultants	-	-	1,204	-	-	1,204
Impact of Auctus exchange	3,900	4	1,199	-	-	1,203
Accrued preferred dividends	-	-	-	-	(631)	(631)
Net loss	-	-	-	-	(4,341)	(4,341)
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021
(in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$105	1	$170	3	$531	1	$276
Series F preferred offering	-	-	-	-	-	-	-	-
Series F-2 preferred offering	-	-	-	-	-	-	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Conversion of warrants from liabilities to equity	-	-	-	-	-	-	-	-
Conversion of Series F Preferred shares into common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2		Series G
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	2	$1,639	-	$-	-	$-	-	$-
Series F preferred offering	-	-	1	1,195	-	-	-	-
Series F-2 preferred offering	-	-	-	-	1	404	-	-
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	2	2,559	-	-
Issuance of common stock to finders	-	-	-	-	-	-	-	-
Series G preferred offering	-	-	-	-	-	-	153	-
Series G redemption	-	-	-	-	-	-	(153)	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of warrants to consultants	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Conversion of warrants from liabilities to equity	-	-	-	-	-	-	-	-
Conversion of Series F Preferred shares into common stock	-	-	-	(8)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963	-	$-

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2020	13,138	$3,403	$123,109	$(132)	$(139,956)	$(10,855)
Series F preferred offering	-	-	-	-	-	1,195
Series F-2 preferred offering	-	-	-	-	-	404
Conversion of debt and expenses for Series F-2 preferred stock	-	-	-	-	-	2,559
Issuance of common stock to finders	98	-	54	-	-	54
Series G preferred offering	-	-	-	-	-	-
Series G redemption	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	109	-	53	-	-	53
Issuance of common stock for payment of Series E preferred dividends	288	-	118	-	-	118
Issuance of warrants to consultants	-	-	1,172	-	-	1,172
Warrants issued with debt	-	-	304	-	-	304
Conversion of warrants from liabilities to equity	-	-	1,755	-	-	1,755
Conversion of Series F Preferred shares into common stock	40	-	8	-	-	-
Stock-based compensation	-	-	227	-	-	227
Accrued preferred dividends	-	-	-	-	(361)	(361)
Net loss	-	-	-	-	(2,070)	(2,070)
Balance at December 31, 2021	13,673	$3,403	$126,800	$(132)	$(142,387)	$(5,445)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,341)	$(2,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	23	-
Inventory reserve	81	-
Depreciation	4	1
Amortization of debt issuance costs and discounts	143	320
Amortization of beneficial conversion feature	-	8
Stock based compensation	176	228
Change in fair value of warrants	-	(448)
Extinguishment of derivative liability	-	(84)
Change in fair value of derivatives	(27)	91
Amortization of lease right-of-use-asset	68	82
Expense for warrants issued to consultants	1,205	664
Loss on extinguishment of debt	655	-
Gain from forgiveness of debt	(186)	(578)
Other non-cash expenses	172	117
Change in operating assets and liabilities:
Accounts receivable	16	(22)
Inventory	(58)	33
Other current assets	363	(292)
Other non-current assets	-	(17)
Accounts payable and accrued liabilities	123	136
Lease liabilities	(67)	(56)
Deferred revenue	172	296
NET CASH USED IN OPERATING ACTIVITIES	(1,478)	(1,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31)	(14)
NET CASH USED FOR INVESTING ACTIVITIES	(31)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	532	-
Proceeds from debt financing	-	1,248
Payments made on notes payable	(540)	(1,468)
Payments of debt issuance costs	-	(86)
Note payable default penalty	-	398
Proceeds from issuances of common stock, net of costs	1,392	-
Proceeds from issuances of warrants, net of costs	1,796	-
Proceeds from issuance of common stock, net of costs	-	-
Proceeds from Series F offering, net of costs	-	1,436
Proceeds from Series F-2 offering, net of costs	-	539
Proceeds from Series G offering, net of costs	-	125
Redemption of Series G preferred stock	-	(125)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,180	2,067

NET CHANGE IN CASH	1,671	461

Cash at beginning of period	643	182

CASH AT END OF PERIOD	$2,314	$643

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$149	$557

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$631	$361
Settlement of interest through common stock issuance	$151	$-
Debt from related parties exchanged for preferred series F-2	$-	$323
Issuance of series F-2 preferred stock	$-	$2,236
Issuance of warrants to finders in connection with Series F and Series F-2 preferred stock	$-	$377
Settlement of dividends through common stock issuance	$730	$171
Settlement of accounts payable through common stock issuance	$-	$62
Warrants exchanged for fixed price warrants	$-	$1,755
Warrants issued with debt	$-	$304
Settlement of accounts payable through issuance of promissory note	$-	$97
Issuance of common stock as debt repayment	$-	$-
Conversion of Series C-2 Preferred Shares into common stock	$92	$-
Conversion of Series D Preferred Shares into common stock	$118	$-
Conversion of Series E Preferred Shares into common stock	$800	$-
Conversion of Series F Preferred Shares into common stock	$308	$8
Conversion of Series F-2 Preferred Shares into common stock	$2,473	$-
Directors and officers insurance obtained with financing	$124	$-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of December 31, 2022 and 2021, and the consolidated results of operations and cash flows for the years ended December 31, 2022 and 2021 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2022, it had an accumulated deficit of approximately $147.4 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision maker is the Chief Executive Officer and acting Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision makers do not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2022, the Company had a negative working capital of approximately $1.9 million, accumulated deficit of $147.4 million, and incurred a net loss including preferred dividends of $5.0 million for the year then ended. Stockholders’ deficit totaled approximately $2.9 million at December 31, 2022, primarily due to recurring net losses from operations.

During the year ended December 31, 2022, the Company raised $3.2 million from the sale of common stock and warrants (net of expenses), and $495 thousand of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

The Company had warrants exercisable for approximately 35.6 million shares of its common stock outstanding at December 31, 2022, with exercise prices ranging between $0.20 and $0.80 per share. Exercises of in-the-money warrants would generate a total of approximately $2.3 million in cash, assuming full exercise, although the Company cannot be assured that holders will exercise any warrants. Management may obtain additional funds through the public or private sale of debt or equity, and grants, if available.

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

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $2,064,772 and $392,569 as of December 31, 2022 and 2021, respectively.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. As of December 31, 2022 and 2021, our inventories were as follows:

	(in thousands)
	December 31,	December 31,
	2022	2021

Raw materials	$1,260	$1,255
Work-in-progress	68	69
Finished goods	38	32
Inventory reserve	(818)	(785)

Total inventory	$548	$571

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2022 and 2021:

	(in thousands)
	December 31,	December 31,
	2022	2021

Equipment	$1,083	$1,048
Software	656	652
Furniture and fixtures	41	41
Leasehold improvements	12	12
Construction in progress	-	8

Subtotal	1,792	1,761
Less accumulated depreciation	(1,750)	(1,747)

Property, equipment and leasehold improvements, net	$42	$14

Depreciation expense related to property and equipment for the years ended December 31, 2022 and 2021 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated to approximately $5,400 and $14,800 for the years ended December 31, 2022 and 2021, respectively.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. See Note 7, “Commitments and Contingencies”.

Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021 are summarized as follows:

	(in thousands)
	December 31, 2022	December 31, 2021

Compensation	$444	$621
Professional fees	285	98
Interest	189	261
Vacation	41	39
Preferred dividends	231	349
Stock subscription payable	36	351
Other accrued expenses	21	49

Total	$1,247	$1,768

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

The Company did not recognize material revenues during the years ended December 31, 2022 or 2021. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of December 31 2022 and 2021, deferred revenue was $509,101 and $337,315, respectively.

Significant Customers

As of December 31, 2022, accounts receivable outstanding was $54,484; the outstanding amount was netted against a $48,172 allowance, leaving a balance of $6,312 which was from one distributor. As of December 31, 2021, accounts receivable outstanding was $171,153, the outstanding amount was netted against a $125,584 allowance, leaving a balance of $45,569 which was from two customers.

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

The Company has filed its 2021 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2022, the Company had approximately $65.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

The Company records its derivative activities at fair value. As of December 31, 2022, we had one derivative liability associated with the bifurcated conversion option of a loan due to Auctus Funds, LLC (“Auctus”) in the amount of $326,016. There was no movement of instruments between fair value hierarchy tiers during the years ended December 31, 2022 or 2021.

The following tables present the fair value of those liabilities measured on a recurring basis as of December 31, 2022 and 2021:

	Fair Value at December 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $326,016 loan on December 17, 2019	$-	$-	$(5)	$(5)

Total long-term liabilities at fair value	$-	$-	$(5)	$(5)

	Fair Value at December 31, 2021 (in thousands)

	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $400,000 loan on December 17, 2019	$-	$-	$(32)	$(32)

Total long-term liabilities at fair value	$-	$-	$(32)	$(32)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2022:

	(in thousands)
	Senior Secured
	Debt	Derivative	Total

Balance, December 31, 2021	$-	$(32)	$(32)
Change in fair value during the year	-	27	27

Balance, December 31, 2022	$-	$(5)	$(5)

4. STOCKHOLDERS’ DEFICIT

Recent Sales of Securities

During the year ended December 31, 2022, the Company entered into certain Securities Purchase Agreements (the “Agreement”) with certain accredited investors (the “Investors”), including Richard Blumberg, Michael James and John Imhoff, each a member of the Company’s Board of Directors, pursuant to which the Company issued 6,711,540 shares of its common stock, four year warrants to purchase an aggregate of 6,711,540 shares of Common Stock at $0.50 per share and 6,711,540 shares of Common Stock at $0.65 per share (the “Warrants”) for an aggregate purchase price of $3,355,270 (the “Transaction”).

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

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of December 31, 2022 and December 31,2021, 48,595,715 and 13,673,583 shares were issued and outstanding, respectively.

During the years ended December 31, 2022 and 2021 the Company issued 34,922,132 and 535,301 shares of common stock, respectively, as summarized in the following table:

Number of Shares

Shares issued for payment of Series D dividends	109,039
Shares issued for payment of Series E dividends	288,262
Shares issued for payment of finder fee	98,000
Conversion of Series F Preferred shares into common stock	40,000
Issued during the year ended December 31, 2021	535,301

Issuances of common stock to investors	6,711,540
Issuances of common stock for warrants exercised	5,127,923
Issuances of common stock to Auctus for Exchange Agreement	3,900,000
Issuances of common stock for payment of Series D Preferred dividends	81,973
Issuances of common stock for payment of Series E Preferred dividends	179,858
Issuances of common stock for payment of Series F Preferred dividends	163,214
Issuances of common stock for payment of Series F-2 Preferred dividends	114,304
Issuances of common stock for payment of interest	241,914
Issuances of common stock for Series F one-time 15% dividend	255,401
Issuances of common stock for Series F-2 one-time 15% dividend	368,505
Conversion of Series C-2 Preferred stock to common stock	1,124,500
Conversion of Series D Preferred stock to common stock	975,000
Conversion of Series E Preferred stock to common stock	3,390,000
Conversion of Series F Preferred stock to common stock	1,480,000
Conversion of Series F-2 Preferred stock to common stock	10,808,000
Issued during the year ended December 31, 2022	34,922,132

Summary table of common stock transactions:
Shares outstanding at December 31, 2020	13,138,282
Common shares issued during the year ended December 31, 2021	535,301
Shares outstanding at December 31, 2021	13,673,583
Common shares issued during the year ended December 31, 2022	34,922,132
Shares outstanding at December 31, 2022	48,595,715

Auctus Exchange

On October 11, 2022, the Company issued 3,900,000 common shares to Auctus pursuant to the fourth amendment of an exchange agreement entered into on June 2, 2021. Refer to Note 9, “Auctus Convertible Debt” for details.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C preferred stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2022 and 2021, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 common shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C preferred stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of December 31, 2022. Upon conversion of the Series C preferred stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2022 and 2021, the “make-whole payment” for a converted share of Series C preferred stock would convert to 200 shares of the Company’s common stock.

The Series C preferred stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at December 31, 2022 and 2021. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock. At December 31, 2022 and 2021, shares of Series C2 had a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock.

At December 31, 2022 and 2021, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 2,098,500 common shares.

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

At December 31, 2022 and 2021, there were 2,700 and 3,262.25 shares outstanding, respectively, each with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 5,400,000 and 6,524,500 common shares, respectively.

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

During the year ended December 31, 2022, the Company issued 1,124,500 common stock shares for the conversion of 562.25 shares of Series C2 Preferred stock.

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of December 31, 2022. On January 8, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 common stock shares, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 common shares. The Series D Preferred Stock will have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a Stated Value equal to $1,000. The 438 Series D Preferred Shares are convertible into debt at the option of the holder during a prescribed time period. If the Series D Preferred Shares are converted, the Series D preferences are surrendered and the debt is then secured by the Company’s assets. As of December 31, 2022, none of the Series D Preferred Shares have been converted to secured debt.

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

During the year ended December 31, 2022, the Company entered into various agreements with Series D Preferred shareholders, pursuant to which each holder separately agreed to exchange their Series D Preferred shares into the Company’s common shares (in accordance with their existing Series D Preferred Share Agreements). In addition, the holders agreed to exchange 650,000 common stock warrants with a strike price of $0.25 for 650,000 warrants with a strike price of $0.20, which were required to be immediately exercised. The Company received $130,000 from the holders for exercises of the aforementioned warrants.

During the year ended December 31, 2022, the Company issued 975,000 common stock shares for the conversion of 325 shares of Series D Preferred Stock. During the year ended December 31, 2022, the Company issued 81,973 shares of common stock for the payment of accrued Series D Preferred Stock dividends. As of December 31, 2022, the Company had accrued dividends for Series D preferred shares of $8,213.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 888 of which remain outstanding. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

Each share of Series E Preferred Stock has a par value of $0.001 per share and a Stated Value equal to $1,000. Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually on the Stated Value in cash or, following the listing of the Company’s common stock on certain Canadian trading markets and at the option of the Company, shares of common stock.

During the year ended December 31, 2022, the Company issued 3,390,000 common stock shares for the conversion of 847.5 shares of Series E Convertible Preferred Stock. During the year ended December 31, 2022, the Company issued 179,858 common stock shares for the payment of Series E Preferred Stock dividends. As of December 31, 2022, the Company had accrued dividends for Series E preferred shares of $30,414.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,056 and 1,426 of which were issued and outstanding as of December 31, 2022 and 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 common stock shares. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the year ended December 31, 2022, the Company issued 1,480,000 common stock shares for the conversion of 370 shares of Series F Preferred stock and 163,214 common stock shares for the payment of annual Series F Preferred Stock dividends. During the year ended December 31, 2022, the Company issued 255,401 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F Preferred shareholders (as required by the Series F Certificate of Designation, in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of December 31, 2022, the Company had accrued dividends for Series F preferred shares of $48,400.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 535 and 3,237 of which were issued and outstanding as of December 31, 2022 and 2021, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 common stock shares. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the year ended December 31, 2022, the Company issued 10,808,000 common stock shares for the conversion of 2,702 shares of Series F-2 Preferred stock and 114,304 common stock shares for the payment of annual Series F-2 Preferred Stock dividends. During the year ended December 31, 2022, the Company issued 368,505 common stock shares for the payment of a one-time, non-recurring 15% dividend to the Series F-2 Preferred shareholders (as required by the Series F-2 Certificate of Designation in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021). As of December 31, 2022, the Company had accrued dividends for Series F-2 Preferred shares of $24,267.

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

Due to the mandatory redemption feature of the Series G preferred stock, the total amount of proceeds of $125,000 was recorded as a liability. On June 4, 2021, the Company redeemed the January 2021 investment of $75,000 for $114,597, this $39,597 difference was recorded as interest expense. On July 8, 2021, the Company redeemed the February 2021 investment of $50,000 for $78,094. The difference of $28,094 was recorded as interest expense. As of December 31, 2022 and 2021, the amount outstanding was nil.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2022 and 2021:

	Warrants(Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2020	28,324,275	$0.25
Warrants issued	7,982,223	$0.30
Warrants cancelled/expired	(1,729,662)	$0.04
Warrants exchanged	(4,713,603)	$0.20
Warrants exercised	(2,193,599)	$0.16
Outstanding, December 31, 2021	27,669,634	$0.29
Warrants issued	24,223,080	$0.54
Warrants cancelled/expired	(4,450,866)	$0.54
Warrants exchanged	(8,775,000)	$0.19
Warrants exercised	(3,079,868)	$0.17
Outstanding, December 31, 2022	35,586,980	$0.46

Warrant Transactions – 2022

During the year ended December 31, 2022, the Company issued 13,423,080 warrants to investors (see “Recent Sales of Securities” above); the proceeds from which were allocated to the warrants on an allocated fair-value basis.

During the year ended December 31, 2022, the Company exchanged 8,775,000 warrants for 7,800,000 newly issued warrants in accordance with an exchange agreement with Auctus. See Note 9, “Auctus Convertible Debt” for details.

During the year ended December 31, 2022, the Company issued 3,000,000 warrants to consultants as consideration for performing services. The expense for such warrants will be recognized on a pro-rata basis over the term of their respective agreements.

Management estimated the fair value of the warrants issued during the year ended December 31, 2022 utilizing the Black-Scholes Option Pricing model with the following assumptions:

December 31,
2022
Expected term	3.8 Years
Volatility	148.4%
Risk-free interest rate	3.6%
Dividend yield	0.00%

During the year ended December 31, 2022, the Company issued 5,127,923 common shares for warrants exercised, 2,193,599 of which were for warrants exercised prior to December 31, 2021. As of December 31, 2022, the Company had received approximately $36,386 of proceeds for the exercise of 145,544 warrants, which was included in Accrued Liabilities as of December 31, 2022 pending issuance of the common shares.

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

December 31,
2021
Expected term	15 years
Volatility	142.2%
Risk-free interest rate	0.0%
Dividend yield	0.00%

During the year ended December 31, 2021, the Company entered into various agreements with holders of the Company’s $0.25 strike price warrants, pursuant to which each holder separately agreed that in the event the Company obtains financing of at least $4.0 million, 1,802,161 of common stock warrants with a strike price of $0.25 will be exchanged for 901,081 warrants with terms identical to the warrants granted in the financing and cash payments totaling approximately $90,000, which are due within ten (10) business days of closing of the new financing. In the event Company is not successful in obtaining financing greater than $4.0 million, the warrant’s terms remain unchanged and the common share warrants will expire on their original date. The warrants will have a one-year lockup restriction and a 10% blocker such that the warrant holders will be restricted from owning more than 10% of the total number of the Company’s outstanding common shares at any one point in time after completion of the financing. As of December 31, 2022, the warrants had expired.

During the year ended December 31, 2021, the Company entered into various agreements with holders of the Company’s $0.75 strike price warrants, pursuant to which each holder separately agreed that in the event the Company obtains financing of at least $4.0 million, 1,802,161 of common stock warrants with a strike price of $0.75 will be exchanged for 1,802,161 warrants with the same price but with terms identical to the new warrants granted in the financing. In the event Company is not successful in obtaining financing greater than $4.0 million, the warrant’s terms will remain unchanged and the common share warrants will expire on their original date. The new warrants will have a one-year lockup restriction and a 10% blocker such that the warrant holders will be restricted from owning more than 10% of the total number of the Company’s outstanding common shares at any one point in time after completion of the financing. As of December 31, 2022, the warrants had expired.

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

Other Warrant Transactions - 2021

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

During the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $175,673 and $226,717, respectively. The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of January 1, 2021	1,800,000	$0.49
Options granted	25,000	$0.48
Options forfeited	(167,614)	$0.49
Options expired	(157,386)	$0.49
Options outstanding as of December 31, 2021	1,500,000	$0.49	8.5 years	$135
Options exercisable as of December 31, 2021	954,273	$0.49	8.5 years	$86
Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options exercisable as of December 31, 2022	1,318,091	$0.49	7.5 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of December 31, 2022 and the exercise price, multiplied by the number of options. As of December 31, 2022, there was $87,823 total unrecognized stock-based compensation expense. Such costs are expected to be recognized during 2023. The weighted-average fair value of awards granted was nil and $0.47 during the years December 31, 2022 and 2021, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The following weighted-average assumptions were used to calculate the fair value of awards granted during 2021:

December 31,
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

As of December 31, 2022 and 2021, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was $109,404 and $110,701 for the years ended December 31, 2022 and 2021, respectively. The below table presents total operating lease right-of-use assets and lease liabilities as of December 31, 2022 and 2021:

	(in thousands)
	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$303	$372
Operating lease liabilities	$325	$392

The table below presents the maturities of operating lease liabilities as of December 31, 2022:

(in thousands)
Operating
Leases
2023	$112
2024	115
2025	118
2026	50
Total future lease payments	395
Less: discount	(70)
Total lease liabilities	$325

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

	Year Ended December 31,
	2022	2022
Weighted average remaining lease term (years)	3.4	4.4
Weighted average discount rate	11.4%	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with Blumberg & Bowles Consulting, LLC (“BB”), which is partially owned by Mr. Blumberg (a related party), to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. During the years ended December 31, 2022 and 2021, the Company recognized $79,444 and $556,111 of consulting expenses as a result of this agreement, respectively. Unrecognized consulting expense to be recognized under this agreement is nil as of December 31, 2022. During the year ended December 31, 2022, the Company issued 875,000 warrants to Mr. Blumberg and 375,000 warrants Lee Bowles, a partial owner of BB.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000, which was recorded to subscription receivable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term	3.0 Years
Volatility	108.65%
Risk-free interest rate	4.25%
Dividend yield	0.00%

During the year ended December 31, 2022, the Company recognized $393,893 of expense for the warrants issued to Mr. Blumberg. Total unrecognized expense for the warrants was $740,520 as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $166,667 of expense for the common shares due to Mr. Blumberg. As the shares had not been issued as of December 31, 2022, the Company estimated the total amount of expense utilizing the closing price of the Company’s common stock as of December 31, 2022.

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. The Company confirmed an obligation to provide Mr. Blumberg with 950,000 fully transferrable warrants, which will expire on January 1, 2024 and have an exercise price of $0.25. Issuance of the warrants owed to Mr. Blumberg for his services is now predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services, which involve investor relations, marketing services and assisting the Company with obtaining financing. During the year ended December 31, 2022, the Company obtained the requisite funding receipts and recorded $307,457 of expense for the warrants, which will be issued to Mr. Blumberg over a period of 24 months subsequent to the financing. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term	1.3 Years
Volatility	164.63%
Risk-free interest rate	4.05%
Dividend yield	0.00%

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

On August 12, 2021, the Company executed an amendment to its agreement with SMI, which established a payment schedule for the balance owed by SMI to the Company for outstanding purchase orders. The remaining balance owed for outstanding purchase orders was $26,965 as of September 30, 2022. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Although our Chinese partner SMI missed the date in the contract when they should have achieved commercialization, patients continue to be enrolled in the clinical studies in China which is sponsored and being paid for by SMI. We continue to work with SMI to finish the clinical study and are in discussions with them to provide additional time to achieve commercialization. A revised agreement reflecting these discussions was signed in the first quarter of 2023. Refer to Note 13, “Subsequent Events.”

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022 (see Note 4, “Recent sales of securities”). In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company will issue 600,000 warrants with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50, the Company will issue an additional 600,000 warrants to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction. Mr. Grujic joined our board of directors subsequent to December 31, 2022 and is considered a related party. See Note 13, “Subsequent Events”.

The Company estimated the fair value of the 800,000 warrants issued in September 2022 using the Black-Scholes option pricing model and recognized expense of $364,800 for the warrants during the year ended December 31, 2022.

The Company estimated the fair value of the warrants with market conditions using the Binomial Lattice model and recognized expense of $60,229 for the warrants (representing the pro rata expense over the expected term of the warrants) during the year ended December 31, 2022.

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

8. SHORT-TERM NOTES PAYABLE

On July 4, 2022, the Company entered into a premium finance agreement to finance its insurance policies totaling $123,889. Monthly payments of $11,409 are due on the note, including interest incurred at a rate of 5.0%. The note, which matures on May 4, 2023, had an outstanding balance of $56,569 and nil as of December 31, 2022 and 2021, respectively.

On July 4, 2021, the Company entered into a premium finance agreement to finance its insurance policies totaling $117,560. The note required monthly payments of $11,968, including interest at 4.3%, until it matured in April of 2022. As of December 31, 2022 and 2021, the outstanding balance was nil and $47,615, respectively.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of December 31, 2022 and 2021, the balance on the notes was $619 and $34,141, respectively.

On December 21, 2016 and January 19, 2017, the Company issued promissory notes to Mr. Fowler, in the amounts of approximately $12,500 and $13,900. The notes were initially issued with 0% interest and then went into default with an interest rate of 18%. As part of the March 22, 2021 exchange agreement these notes were combined into one short term note payable of $26,400 and $18,718 in principal and interest of the two previous notes, respectively, for a total balance of $45,118. The aforementioned agreement brought the note current. The note carried a monthly payment of $3,850, including interest at 6.0%, until it matured in March 2022. As of December 31, 2022 and 2021,  the outstanding balance was nil and $5,759 respectively.

The following table summarizes short-term notes payable, including related parties:

	Short-Term Notes Payable, Including Related Parties
	December 31, 2022	December 31, 2021
Dr. Cartwright (related party)	$1	$34
Mr. Fowler (related party)	-	6
Premium Finance (insurance)	57	48
Short-term notes payable	$58	$88

As of December 31, 2022 and 2021, the short-term notes payable due to related parties was $619 and $39,900, respectively.

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

On September 1, 2022, the Company agreed to exchange certain debt and equity owned by Auctus pursuant to an Exchange Agreement between the Company and Auctus (the “Exchange Agreement”). Immediately prior to the Exchange Agreement, Auctus held $1,228,183 of debt, including an early prepayment penalty of $350,000, default premiums of $281,256, and $91,555 in interest payable. Auctus agreed to reduce the amount owed to $710,911 and to revert the May 27, 2020 note to its original term. Additionally, Auctus agreed to exchange 8,775,000 warrants that were priced between $0.15 and $0.20 and the $350,000 prepayment penalty for 3,900,000 common shares, warrants to purchase 3,900,000 common shares at $0.50 per share and warrants to purchase 3,900,000 common shares at $0.65 per share (the “Exchange”). As a result of the Exchange Agreement, Auctus forgave a default penalty of $225,444. During the year ended December 31, 2022, the Company repaid $221,467 to Auctus pursuant to the terms of the Exchange Agreement (the “Repayment”), of which $161,184 was applied to principal and penalties and $60,283 was applied to interest payable. Following the Exchange and Repayment, the Company will make payments to Auctus in four installments, over an 18-month period. The first installment of $125,000 was paid on September 8, 2022, of which $101,489 was applied to outstanding principal and $23,512 was applied to interest payable.

As a result of the Exchange Agreement, the Company recorded a loss on extinguishment of debt of $626,776 during the year ended December 31, 2022.

The following table summarizes the Auctus Convertible Notes Payable:

	December 31, 2022	December 31, 2021
Auctus Tranche 2	$326	$400
Auctus prepayment penalty	-	350
Auctus (March 31, 2020 Note)	-	161
Debt discount and issuance costs to be amortized	-	(14)
Auctus convertible notes payable	$326	$897

As of December 31, 2022, $230,482 of the total balance owed to Auctus is included in “Short-term convertible notes payable, including non-convertible penalty” within the consolidated balance sheet. The remaining balance is included in “Long-term convertible debt” within the consolidated balance sheet. As of December 31, 2021, the $161,000 Auctus note was included in “Convertible notes payable in default” while the remaining balances were included in “Short-term convertible notes payable, including non-convertible penalty” within the consolidated balance sheet.

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

The table below summarizes the detail of the exchange agreement:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236

Exchanged for Series F-2 Preferred Stock	(85)
Interest and salaries accrued through December 31, 2021	10
Balance outstanding at December 31, 2021	$161

Interest accrued in the year ended December 31, 2022	9
Balance outstanding at December 31, 2022	$170

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364

Exchange for Series F-2 Preferred Stock	(100)
Interest and salaries accrued through December 31, 2021	17
Balance outstanding at December 31, 2021	$281

Interest accrued in the year ended December 31, 2022	16
Balance outstanding at December 31, 2022	$297

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

During the year ended December 31, 2022, Mr. Fowler forgave $61,051 of the outstanding balance of deferred compensation and may forgive up to $198,610 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. The outstanding principal amount owed on the note was $119,814 and $150,000 as of December 31, 2022 and 2021, respectively.

Future debt obligations at December 31, 2022 for debt owed to related parties is as follows:

Year	Amount
2023	504
2024	39
2025	41
2026	3
Thereafter	-
Total	$587

As of December 31, 2022, $504,070 of the debt owed to related parties is included in “Current portion of long-term debt, related parties” and $82,984 is included in “Long-term debt, related parties” within the consolidated balance sheet. As of December 31, 2021, the outstanding debt owed is included in “Long-term debt, related parties” within the consolidated balance sheet.

Small Business Administration Loan

On May 4, 2020, the Company received a loan from the Small Business Administration (SBA) pursuant to the Paycheck Protection Program (PPP) as part of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in the amount of $50,184. The loan accrued interest at a rate of 1.00%, and matured in 24 months, with the principal and interest payments being deferred until the date of forgiveness with interest accruing, then converting to monthly principal and interest payments, at the interest rate provided herein, for the remaining eighteen (18) months. During the year ended December 31, 2021, $23,976 of the loan balance was forgiven. As of December 31, 2022 and 2021, the outstanding balance was nil and $11,181, respectively, and is included in “Current portion of long-term debt” within the consolidated balance sheet. Accrued interest on the note was nil and $385 as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022 and 2021, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $58,494 and $73,326, respectively. The bond payable discount and unamortized debt issuance costs as of December 31, 2022 and 2021 are presented below (in thousands):

	Senior Secured Convertible Debenture
	December 31, 2022	December 31, 2021
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Debt Issuance costs to be amortized	(40)	(69)
Debt Discount	(140)	(241)
Senior Secured Convertible Debenture	$950	$820

As of December 31, 2022 and 2021, the entire balance of the Senior Secured Convertible Debenture is included in “Long-term convertible debt” within the consolidated balance sheet.

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

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the year ended December 31, 2022, the Company made payments of $80,000 to Mr. Wells, which resulted in forgiveness of $80,000 of the remaining balance of accrued compensation. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

As of December 31, 2022, the outstanding principal balance on the note was $17,052, and is included in “Current portion of long-term debt” within the consolidated balance sheet. As of December 31, 2021, the outstanding balance on the note was $97,052, of which $75,000 was included in “Current portion of long-term debt” and $22,052 was included in “Long-term debt.” As of December 31, 2022 and 2021, accrued interest on the note was $5,139 and $2,106, respectively.

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

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	December 31,
	2022	2021

Net loss	(4,972)	(2,431)
Basic weighted average number of shares outstanding	32,505	13,377
Net loss per share (basic)	(0.15)	(0.18)
Diluted weighted average number of shares outstanding	32,505	13,377
Net loss per share (diluted)	(0.15)	(0.18)

Dilutive equity instruments (number of equivalent units):
Stock options	1,042	1,867
Preferred stock	5,478	18,253
Convertible debt	752	964
Warrants	6,027	15,655
Total Dilutive instruments	13,299	36,739

For period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive.

Troubled Debt Restructurings - 2022

During the year ended December 31, 2022, three of the Company’s creditors forgave $191,051 of debt. The reductions in the outstanding balances met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. During the year ended December 31, 2022, the troubled debt restructurings in total decreased net loss by $191,051, or $0.01 per share.

Troubled Debt Restructurings - 2021

As provided in the preceding footnotes, several transactions met the basic criteria for troubled debt, which are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. Due to the Company being in default on several of its loans the debt is considered troubled debt. During the year ended December 31, 2021, the total troubled debt restructuring decreased net loss by $85,000, or $0.01 per share.

12. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2022, the company had NOL carryforwards available through 2038 of approximately $52.4 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $13.2 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

Components of deferred taxes are as follows at December 31 (in thousands):

	2022	2021
Deferred tax assets:
Warrant liability	$-	$439
Accrued executive compensation	259	288
Reserves and other	415	466
Net operating loss carryforwards	16,390	16,993
	17,064	18,186
Valuation allowance	(17,064)	(18,186)
Net deferred tax assets	$-	$-

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31:

	2022	2021
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4%	4%
Nondeductible expenses	-	-
Valuation allowance	(25)%	(25)%
Effective tax rate	0%	0%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2022, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2022.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations. The Company has filed its 2021 federal and state corporate tax returns.

The provision for income taxes as of the dates indicated consisted of the following (in thousands) December 31:

	2022	2021
Current	$-	$-
Deferred	-	-
Deferred provision (credit)	(617)	(1,223)
Change in valuation allowance	617	1,223
Total provision for income taxes	$-	$-

In 2022 and 2021, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

13. SUBSEQUENT EVENTS

Stock Option Grants

On February 10, 2023, the Company granted 925,000 stock options to employees, executives and directors of the Company. The stock options, which have exercise prices of $0.2629, will expire on February 9, 2033. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on May 10, 2023.

On March 7, 2023, the Company granted 100,000 stock options, which have exercise prices of $0.27 and will expire on March 6, 2033, to Alan Grujic, upon appointing him to the Board of Directors (see Changes to Named Executive Officers and Directors, below).

Amendments to Related Party Loans

On February 18, 2023 the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes will mature on February 18, 2025.

SMI Agreement Amended

On March 3, 2023, the Company entered into a third amendment with SMI pursuant to which the Company extended the deadline for SMI to achieve commercialization of LuViva in China to April 30, 2024.

Changes to Named Executive Officers and Directors

On March 3, 2023, Dr. Gene Cartwright notified the Board of Directors of his intent to retire from his position as President and Chief Executive Officer of the Company and as a member of the Board, effective immediately. Mr. Cartwright’s retirement was not the result of any disagreement with management or the Company on any matter relating to the Company’s operations, policies or practices. Upon his departure, Mr. Cartwright forfeited 150,000 unvested stock options granted to him on February 10, 2023.

On March 7, 2023, the Board appointed Dr. Mark Faupel, Ph.D., the Company’s Chief Operating Officer since December 2016, to replace Mr. Cartwright as the Company’s President and Chief Executive Officer, effective as of March 6, 2023.

On March 7, 2023, the Board appointed Mr. Alan Grujic to replace Mr. Cartwright on the Board, effective March 8, 2023. Mr. Grujic was not appointed as a member of any of the committees of the Board.

Warrants Issued and Exchanged

Subsequent to December 31, 2022, the Company issued 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common shares to Richard Blumberg. The securities were issued in accordance with a consulting agreement the Company entered into on March 10, 2021.

Subsequent to December 31, 2022, the Company entered into various agreements with holders of the Company’s $0.25 strike price warrants, pursuant to which each holder separately agreed to exchange a total of 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20 and a contractual term requiring immediate exercise of the warrants. Subsequent to December 31, 2022, the Company received approximately $194,750 from the holders for the exercises of the warrants.

Common Stock Issuances

Subsequent to December 31, 2022, we issued 926,250 shares of common stock pursuant to the warrant exchanges described above. See “Warrants Issued and Exchanged.”

Subsequent to December 31, 2022, we issued 145,544 shares of common stock for exercises of warrants.

Subsequent to December 31, 2022, we issued 400,000 shares of common stock to Mr. Blumberg, a related party, pursuant to a consulting agreement.

Subsequent to December 31, 2022, we issued 177,921 shares of common stock for the payment of interest.

Subsequent to December 31, 2022, we issued 25,635 shares of common stock for Series D dividends.

Subsequent to December 31, 2022, we issued 25,729 shares of common stock for Series E dividends and 20,000 shares of common stock for the conversion of 5 Series E Preferred shares.

Subsequent to December 31, 2022, we issued 5,938 shares of common stock for Series F dividends and 120,000 shares of common stock for the conversion of 30 Series F Preferred shares.

Subsequent to December 31, 2022, we issued 2,731 shares of common stock for Series F-2 dividends and 60,000 shares of common stock for the conversion of 15 Series F Preferred shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2022, due to the existence of a material weakness in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2022, due to the existence of the material weakness described below:

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

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Mark Faupel, Ph.D.	67	Chief Executive Officer, President, Acting Chief Financial Officer, Chief Operating Officer and Director
Michael C. James	64	Chairman and Director
Richard P. Blumberg	66	Director
John E. Imhoff, M.D.	73	Director
Alan Grujic	55	Director

Mark Faupel, Ph.D., rejoined us as Chief Operating Officer and director on December 8, 2016. On March 7, 2023, the Board appointed Dr. Mark Faupel to replace Mr. Cartwright as the Company’s President and Chief Executive Officer, effective as of March 6, 2023. He previously served on our board of directors through 2013 and has more than 30 years of experience in developing non-invasive alternatives to surgical biopsies and blood tests, especially in the area of cancer screening and diagnostics. Dr. Faupel was one of our co-founders and also served as our Chief Executive Officer from May 2007 through 2013. Prior thereto was our Chief Technical Officer from April 2001 to May 2007. Dr. Faupel has served as a National Institutes of Health reviewer, is the inventor on 26 U.S. patents and has authored numerous scientific publications and presentations, appearing in such peer-reviewed journals as The Lancet. Dr. Faupel earned his Ph.D. in neuroanatomy and physiology from the University of Georgia. Dr. Faupel is also a shareholder of Shenghuo Medical, LLC.

Michael C. James has served as a member of our Board of Directors since March 2007 and as Chairman of the Board since October 2013. Mr. James is a founder of Edible Garden AG Incorporated and has served as Chief Financial Officer and a director since inception in March 2020. Mr. James previously served as Chief Financial Officer of Unrivaled Brands, Inc. (formerly Terra Tech) from February 2012 to March 2020. In addition to this role, Mr. James served as the Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. from June 2012 until January 2016. Previously, Mr. James served as Chief Executive Officer of Nestor,the Inc. (“Nestor”), where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver’s Estate in Superior Court of the State of Rhode Island. He also served on Nestor’s Board of Directors from 2006 to 2009. Mr. James was the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, from 1999 to 2015. During his career, Mr. James has served as a Partner at Moore Capital Management, Inc., a premiere private investment management company; Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with EisnerAmper, LLP. Mr. James is a retired CPA. Mr. James received a B.S. degree in Accounting from Fairleigh Dickinson University in 1980.

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

Alan Grujic was appointed to serve as a member of our Board of Directors in March 2023. Mr. Grujic earned a bachelor’s degree in electrical engineering from the University of Toronto and an MBA with a concentration in finance from the University of British Columbia. After commencing his engineering career at CAMI Automotive (Ingersoll, Ontario), Mr. Grujic began a new career in international finance where he was promoted to Director at TD Bank from 1994 to 2002. While in this role, he was stationed in various cities including Toronto, London, and Tokyo. In 2002, Mr. Grujic co-founded and was a managing partner of Infinium Securities, a company which was a large participant in the U.S. and European financial markets, and, at times, was the top equity trader in Canada. In 2012, Mr. Grujic founded Galiam Capital, a hedge fund that raised most of its capital from several large financial institutions. This fund was the largest new quantitative fund launch in 2012. Most recently, Mr. Grujic served as Managing Partner and Chief Executive Officer of All of Us Financial, which he sold to a large publicly listed fintech company in 2021.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2022, our officers and directors were in compliance with all applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. To obtain a copy without charge, contact our Corporate Secretary, Guided Therapeutics, Inc., 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092. If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.guidedinc.com,within the “Investor Relations” section. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

Risk Oversight

Our board as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant board committees that report on their deliberations to the full board, as further described below. Given the small size of the board, the board feels that this structure for risk oversight is appropriate (except for those risks that require risk oversight by independent directors only). The audit committee is specifically charged with discussing risk management (primarily financial and internal control risk) and receives regular reports from management and independent auditors on risks related to, among others, our financial controls and reporting. Mr. James is the Chairman, while Dr. Imhoff and Mr. Blumberg are members of the audit committee. The compensation committee reviews risks related to compensation and makes recommendations to the board with respect to whether the Company’s compensation policies are properly aligned to discourage inappropriate risk-taking and is regularly advised by management. Dr. Imhoff is the Chairman, while Mr. James and Mr. Blumberg are members of the compensation committee. The Company’s management regularly communicates with the board to discuss important risks for their review and oversight, including regulatory risk, and risks stemming from periodic litigation or other legal matters in which we are involved.

Material Changes to Security Holders Nomination Procedure

There has been no material change to the procedures by which security holders may recommend nominees to the registrant’s board of directors since the last disclosure.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2022 and 2021 to the Chief Executive Officer and the Chief Operating Officer, collectively referred to as the “named executive officers,” in 2022. On March 3, 2023, Dr. Gene Cartwright notified the Board of Directors the Company of his intent to retire from his position as President and Chief Executive Officer of the Company and as a member of the Board. The below tables reflect the previous roles and compensation paid to the named executive officers for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($) (2)	Bonus ($)	Option Awards ($)	Other ($) (3)	Total ($) (1)
Gene S. Cartwright, Ph.D. - President, CEO, Acting CFO and Director	2022	12,000	-	-	-	12,000
	2021	12,000	-	-	-	12,000
Mark Faupel, Ph.D. - COO and Director	2022	12,000	-	-	34,912	46,912
	2021	12,000	-	-	29,370	41,370

(1)	All amounts reported as accrued. Dr. Cartwright, Dr. Faupel, and Mr. Fowler have elected not to get paid a salary, due to our cash position.
(2)	Dr. Cartwright and Dr. Faupel accrued $1,000 per month as compensation; the amounts have not been paid.
(3)	Other expenses are related to the Company health insurance plan

Outstanding Equity Awards to Officers at December 31, 2022

Name and Principal Position	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date

Gene S. Cartwright, Ph.D. -	345,455	54,545	0.49	07/12/30
President, CEO, Acting CFO and Director

Mark Faupel, Ph.D. - COO and Director	345,455	54,545	0.49	07/12/30

The grant date fair value of each individual equity award granted to executives, computed in accordance with ASC 718, Compensation – Stock Compensation, was $193,115.

Outstanding Equity Awards to Directors at December 31, 2022

Name and Principal Position	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date

Michael C. James, Chairman and Director	50,000	-	0.49	07/12/30

John E. Imhoff, M.D., Director	50,000	-	0.49	07/12/30

The grant date fair value of each individual equity award granted to directors, computed in accordance with ASC 718, Compensation – Stock Compensation, was $24,139.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information regarding the beneficial ownership of our equity securities as of March 23, 2023 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Norcross, Georgia 30092.

	Common Stock Beneficially Owned (2)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	10,489,967	18.19%	-	-
Grujic, Alan (11)	2,616,037	4.97%	-	-
Faupel, Mark (12)	1,825,065	3.50%	299.25	11.08%
Imhoff, John (13)	11,277,231	19.65%	2,400.75	88.92%
James, Michael (14)	462,773	*	-	-
DRG Services, LLC (15)	3,000,000	5.71%	-	-
Fieldhouse Pro Funds Inc. Class P (16)	2,606,523	5.12%	-	-
Grimm, Frederick (17)	3,498,320	6.66%	-	-
K2 Medical LLC (18)	2,277,042	4.36%	-	-
Auctus (19)	14,228,676	23.21%	-	-
GPB Holdings (20)	9,135,152	18.09%	-	-
All directors and executive officers as a group (5 persons) (21)	26,671,073	38.82%	-	-

	Series D Preferred Stock (6)		Series E Preferred Stock (7)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	-	-	233	26.39%
Grujic, Alan (11)	-	-	50	5.66%
Faupel, Mark (12)	38	8.68%	-	-
Imhoff, John (13)	300	68.49%	-	-
James, Michael (14)	-	-	-	-
DRG Services, LLC (15)	-	-	-	-
Fieldhouse Pro Funds Inc. Class P (16)	-	-	-	-
Grimm, Frederick (17)	-	-	-	-
K2 Medical LLC (18)	-	-	-	-
Auctus (19)	-	-	105	11.89%
GPB Holdings (20)	-	-	-	-
All directors and executive officers as a group (5 persons) (21)	338	77.17%	283	32.05%

	Series F Preferred Stock (8)		Series F-2 Preferred Stock (9)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	260	25.34%	88.00	16.92%
Grujic, Alan (11)	-	-	-	-
Faupel, Mark (12)	-	-	97.00	18.65%
Imhoff, John (13)	10	*	-	-
James, Michael (14)	-	-	-	-
DRG Services, LLC (15)	-	-	-	-
Fieldhouse Pro Funds Inc. Class P (16)	-	-	-	-
Grimm, Frederick (17)	-	-	-	-
K2 Medical LLC (18)	440	42.88%	-	-
Auctus (19)	200	19.49%	-	-
GPB Holdings (20)	-	-	-	-
All directors and executive officers as a group (5 persons) (21)	270	26.32%	185	35.58%

(*)	Less than 1%.
(1)

Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)

Percentage ownership is based on 50,505,463 shares of common stock outstanding as of  March 23, 2022. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	As of March 23, 2023, there were 286 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(4)	As of March 23, 2023, there were 1,049.25 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(5)	As of March 23, 2023, there were 2,700 shares of Series C2 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(6)	As of March 23, 2023, there were 438 shares of Series D preferred stock outstanding, and each such share was convertible into approximately 3,000 shares of common stock.
(7)	As of March 23, 2023, there were 883 shares of Series E preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(8)	As of March 23, 2023, there were 1,026 shares of Series F preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(9)	As of March 23, 2023, there were 520 shares of Series F-2 preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(10)

Beneficial ownership includes 3,340,967 shares of common stock directly held, 4,725,000 shares issuable upon exercise of warrants, 932,000 shares issuable upon conversion of 233 shares of Series E preferred stock, 1,040,000 shares issuable upon conversion of 260 shares of Series F preferred stock, 352,000 shares issuable upon conversion of 88 shares of Series F-2 preferred stock, and 100,000 shares issuable upon exercise of stock options.

(11)

Beneficial ownership includes 516,037 shares of common stock directly held, 1,800,000 shares issuable upon exercise of warrants, 200,000 shares issuable upon conversion of 50 shares of Series E preferred stock and 100,000 shares issuable upon exercise of stock options.

(12)

Beneficial ownership includes 124,565 shares of common stock directly held, 598,500 shares issuable upon conversion of 299.25 shares of Series C-2 preferred stock, 114,000 shares issuable upon conversion of 38 shares of Series D preferred stock, 388,000 shares issuable upon conversion of 97 shares of Series F-2 preferred stock and 600,000 shares issuable upon exercise of stock options.

(13)

Beneficial ownership includes 4,385,731 shares of common stock directly held, 1,000,000 shares issuable upon exercise of warrants, 4,801,500 shares issuable upon conversion of 2,400.75 shares of Series C-2 preferred stock, 900,000 shares issuable upon conversion of 300 shares of Series D preferred stock, 40,000 shares issuable upon conversion of 10 shares of Series F preferred stock and 150,000 shares issuable upon exercise of stock options.

(14)	Beneficial ownership includes 112,773 shares of common stock directly held, 200,000 shares issuable upon exercise of warrants and 150,000 shares issuable upon exercise of stock options.
(15)	Beneficial ownership includes 1,000,000 shares of common stock directly held and 2,000,000 shares issuable upon exercise of warrants.
(16)	Beneficial ownership includes 2,156,523 shares of common stock directly held, 250,000 shares issuable upon exercise of warrants and 200,000 shares issuable upon conversion of the 10% debenture.
(17)	Beneficial ownership includes 1,498,320 shares of common stock directly held and 2,000,000 shares issuable upon exercise of warrants.
(18)	Beneficial ownership includes 517,042 shares of common stock directly held and 1,760,000 shares issuable upon conversion of 440 shares of Series F preferred stock.
(19)

Beneficial ownership includes 3,991,698 shares of common stock directly held, 7,800,000 shares issuable upon exercise of warrants, 420,000 shares issuable upon conversion of 105 shares of Series E preferred stock, 800,000 shares issuable upon conversion of 200 shares of Series F preferred stock and 1,216,978 shares issuable upon conversion of debt.

(20)	Beneficial ownership includes 9,135,152 shares of common stock directly held.
(21)	Includes the beneficial ownership of Richard Blumberg (10), Alan Grujic (11), Mark Faupel (12), John Imhoff (13) and Michael James (14).

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

On February 19, 2021, the Company entered into new promissory notes replacing the original notes from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, matures on February 18, 2023, and will accrue interest at a rate of 6.0%. For Dr. Faupel the principal amount on the new note was $153,178, matures on February 18, 2023, and will accrue interest at a rate of 6.0%. On February 18, 2023 the Company amended the terms of the notes and extended the maturity dates on the notes to February 18, 2025.

On February 19, 2021, the Company exchanged $100,000 and $85,000 of long-term debt for Dr. Cartwright and Dr. Faupel in exchange for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

The tables below summarize the detail of the exchange agreements:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven	(454)
Total Interest accrued through December 31, 2020	29
Balance outstanding at December 31, 2020	$236

Exchanged for Series F-2 Preferred Stock	(85)
Interest and salaries accrued through December 31, 2021	10
Balance outstanding at December 31, 2021	$161

Interest accrued in the year ended December 31, 2022	9
Balance outstanding at December 31, 2022	$170

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven	(1,302)
Total Interest accrued through December 31, 2020	45
Balance outstanding at December 31, 2020	$364

Exchange for Series F-2 Preferred Stock	(100)
Interest and salaries accrued through December 31, 2021	17
Balance outstanding at December 31, 2021	$281

Interest accrued in the year ended December 31, 2022	16
Balance outstanding at December 31, 2022	$297

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 common stock shares), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%. During the nine months ended September 30, 2022, Mr. Fowler forgave $43,057 of the outstanding balance of deferred compensation and may forgive up to $216,604 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reduction in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. The outstanding principal amount owed on the note was approximately $119,814 as of December 31, 2022.

As of December 31, 2022, the debt owed to related parties, including current and long term portions, was approximately $587,005. As of December 31, 2021, the debt owed to related parties was $592,025.

Promotional Agreement - Blumberg & Bowles Consulting, LLC (“BB”)

On January 22, 2020, the Company entered into a promotional agreement with Blumberg & Bowles Consulting, LLC (“BB”), which is partially owned by Mr. Blumberg (a related party), to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020, which resulted in a total fair value of $715,000. The Company did not appropriately expense the services received in connection with this agreement in 2020. During the twelve months ended December 31, 2022, the Company recognized approximately $79,444 of consulting expenses as a result of this agreement. Unrecognized consulting expense to be recognized under this agreement is nil as of December 31, 2022. On July 1, 2022, pursuant to the promotional agreement, the Company issued 875,000 warrants to Mr. Blumberg and 375,000 warrants Mr. Lee Bowles, a partial owner of BB.

Consulting Agreement - Richard Blumberg

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000, which was recorded to subscription receivable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term	3.0 Years
Volatility	108.65%
Risk-free interest rate	4.25%
Dividend yield	0.00%

During the year ended December 31, 2022, the Company recognized $393,893 of expense for the warrants issued to Mr. Blumberg. Total unrecognized expense for the warrants was $740,520 as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $166,667 of expense for the common shares due to Mr. Blumberg. As the shares had not been issued as of December 31, 2022, the Company estimated the total amount of expense utilizing the closing price of the Company’s common stock as of December 31, 2022.

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. The Company confirmed an obligation to provide Mr. Blumberg with 950,000 fully transferrable warrants, which will expire on January 1, 2024 and have an exercise price of $0.25. Issuance of the warrants owed to Mr. Blumberg for his services is now predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services, which involve investor relations, marketing services and assisting the Company with obtaining financing. During the year ended December 31, 2022, the Company obtained the requisite funding receipts and recorded $307,457 of expense for the warrants, which will be issued to Mr. Blumberg over a period of 24 months subsequent to the financing. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term	1.3 Years
Volatility	164.63%
Risk-free interest rate	4.05%
Dividend yield	0.00%

September Private Placement - Richard Blumberg, Michael James, John Imhoff and Alan Grujic

Mr. Blumberg invested $500,000 in the September Private Placement and received 1,000,000 Private Placement Shares, 1,000,000 September $0.50 Warrants and 1,000,000 September $0.65 Warrants. Dr. Imhoff invested $250,000 in the September Private Placement and received 500,000 Private Placement Shares, 500,000 September $0.50 Warrants and 500,000 September $0.65 Warrants. Mr. James invested $50,000 in the September Private Placement and received 100,000 Private Placement Shares, 100,000 September $0.50 Warrants and 100,000 September $0.65 Warrants. Mr. Grujic invested $250,000 in the September Private Placement and received 500,000 Private Placement Shares, 500,000 September $0.50 Warrants and 500,000 September $0.65 Warrants.

Policies and Procedures for Related Party Transactions

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

Indemnification of Officers and Directors

Our Amended and Restated Certificate of Incorporation and amended and restated bylaws, provide that we will indemnify each of our directors and officers to the fullest extent permitted by the DGCL. Further, we intend to enter into indemnification agreements with each of our directors and officers, and we intend to purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances. For further information, see “Elimination of Monetary Liability for Officers and Directors.”

To the best of our knowledge, during the past two fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of (A) $120,000 or (B) one percent of our average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP is our current independent registered public accounting firm. We were billed by UHY LLP approximately $238,372 and $191,470 during the fiscal years ended December 31, 2022 and 2021, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report, review of our quarterly reports, and other SEC filings. Representatives of UHY are expected to be available at the annual meeting of shareholders to respond to appropriate questions and will have an opportunity to make comments if they desire to do so. The following table summarizes the professional fees we were billed by UHY LLP during the years ended December 31, 2022 and 2021:

	2022	2021
Audit fees	$152,500	$168,000
Audit related fees	4,705	15,900
Tax fees	9,345	4,570
S-1 related fees	71,822	3,000
Total fees	$238,372	$191,470

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

Exhibit Number	Exhibit Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the annual report on Form 10-K filed March 30, 2022)
3.1	Restated Certificate of Incorporation, as amended through November 3, 2016 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed March 15, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
3.3	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed November 15, 2018)
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the annual report on Form 10-K filed April 5, 2021)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the annual report on Form 10-K filed April 5, 2021)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series F-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on June 10, 2021)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the annual report on Form 10-K filed March 30, 2022)

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

4.29	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.30	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.31	Form of 12% debenture (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.32	Form of Warrant (Exchange Agreements) (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.33	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
4.34	Convertible Promissory Note with Auctus, dated March 31, 2020 (incorporated by reference to Exhibit 4.34 to the annual report on Form 10-K filed April 5, 2021)
4.35	Form of Warrant (Auctus Note), dated March 31, 2020 (incorporated by reference to Exhibit 4.35 to the annual report on Form 10-K filed April 5, 2021)
4.36	Form of Warrant (Series D Preferred Stock) (incorporated by reference to Exhibit 4.36 to the annual report on Form 10-K filed April 5, 2021)
4.37	Form of Warrant (Series D Preferred Stock) (incorporated by reference to Exhibit 4.37 to the annual report on Form 10-K filed April 5, 2021)
4.38	Form of Warrant (Ironstone Capital), dated April 23, 2020 (incorporated by reference to Exhibit 4.38 to the annual report on Form 10-K filed April 5, 2021)
4.39	Form of Warrant (Auctus Note), dated May 22, 2020 (incorporated by reference to Exhibit 4.39 to the annual report on Form 10-K filed April 5, 2021)
4.40

Form of Warrant (Credential Qtrade Securities Inc. ITF Reve Royalty Income Growth, dated as of June 23, 2020) (incorporated by reference to Exhibit 4.40 to the annual report on Form 10-K filed April 5, 2021)

4.41	Form of Warrant (James Clavijo), dated June 23, 2020 (incorporated by reference to Exhibit 4.41 to the annual report on Form 10-K filed April 5, 2021)
4.42	Form of Warrant (Manju Venugopal), dated August 10, 2020 (incorporated by reference to Exhibit 4.42 to the annual report on Form 10-K filed April 5, 2021)
4.43	Note Payable Agreement with Gene Cartwright, dated February 19, 2021 (incorporated by reference to Exhibit 4.43 to the annual report on Form 10-K filed April 5, 2021)
4.44	Note Payable Agreement with Mark Faupel, dated February 19, 2021 (incorporated by reference to Exhibit 4.44 to the annual report on Form 10-K filed April 5, 2021)
4.45	Form of Warrant (Aspen Capital), dated June 23, 2020 (incorporated by reference to Exhibit 4.45 to the annual report on Form 10-K filed April 5, 2021)
4.46	Form of Common Stock Purchase Warrant (Aspen Capital) dated May 31, 2021 (incorporated by reference to Exhibit 4.46 to the annual report on Form 10-K filed March 30, 2022)
4.47	Form of Common Stock Purchase Warrant (Iron Stone Capital) dated August 10, 2021 (incorporated by reference to Exhibit 4.47 to the annual report on Form 10-K filed March 30, 2022)
4.48	Form of Common Stock Purchase Warrant dated November 4, 2021 (incorporated by reference to Exhibit 4.48 to the annual report on Form 10-K filed March 30, 2022)
4.49	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on 8-K, filed on September 15, 2022
4.50	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on 8-K, filed on September 15, 2022

10.1	1995 Stock Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (No. 333-22429) filed February 27, 1997)
10.2	2005 Amendment to 1995 Stock Plan (incorporated by reference to Appendix 1 to the proxy statement on Schedule 14A, filed May 10, 2005)
10.3	2010 Amendment to 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-8 (File No. 333-178261), filed December 1, 2011)
10.4	2012 Amendment to 1995 Stock Plan (incorporated by reference to Annex 1 to the proxy statement on Schedule 14A, filed April 30, 2012)
10.5	Securities Purchase Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.6 to the current report on Form 8-K filed June 30, 2015)
10.6	Registration Rights Agreement (Series C), dated June 29, 2015 (incorporated by reference to Exhibit 10.7 to the current report on Form 8-K filed June 30, 2015)
10.7	Form of Joinder Agreement (Series C) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed July 13, 2015)
10.8	Interim Securities Purchase Agreement (Series C), dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 3, 2015)
10.9	Securities Purchase Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed February 12, 2016)
10.10	Security Agreement (Senior Secured Convertible Note), dated February 11, 2016 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed February 12, 2016)
10.11	Royalty Agreement, dated September 6, 2016, between the Company and Imhoff and Maloof (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed September 8, 2016)
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

10.59	2018 Stock Option Plan of the Registrant (incorporated by reference to Annex B of Definitive Proxy Statement filed October 11, 2018)
10.60	Finder’s Fee Agreement with JH Darbie, dated as of May 19, 2020 (incorporated by reference to Exhibit 10.59 to the annual report on Form 10-K filed April 5, 2021)
10.61	Debt for Equity Exchange Agreement with Auctus, dated as of May 22, 2020 (incorporated by reference to Exhibit 10.60 to the annual report on Form 10-K filed April 5, 2021)
10.62	Securities Purchase Agreement with Auctus, dated as of May 27, 2020 (incorporated by reference to Exhibit 10.61 to the annual report on Form 10-K filed April 5, 2021)
10.63	Finder’s Fee Agreement with FCMI, dated as of June 11, 2020 (incorporated by reference to Exhibit 10.62 to the annual report on Form 10-K filed April 5, 2021)
10.64	Exchange Agreement with William Wells, dated as of July 9, 2020 (incorporated by reference to Exhibit 10.63 to the annual report on Form 10-K filed April 5, 2021)
10.65	Securities Purchase Agreement with PowerUp, dated as of December 24, 2020 (incorporated by reference to Exhibit 10.64 to the annual report on Form 10-K filed April 5, 2021)
10.66	Securities Purchase Agreement with PowerUp, dated as of February 10, 2021 (incorporated by reference to Exhibit 10.65 to the annual report on Form 10-K filed April 5, 2021)
10.67	Consulting Agreement with Richard Blumberg, dated as of March 11, 2021 (incorporated by reference to Exhibit 10.66 to the annual report on Form 10-K filed April 5, 2021)
10.68	Exchange Agreement with Richard Fowler, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.67 to the annual report on Form 10-K filed April 5, 2021)
10.69	Securities Purchase Agreement for Series E Preferred Stock (incorporated by reference to Exhibit 10.68 to the annual report on Form 10-K filed April 5, 2021)
10.70	Securities Purchase Agreement (Series F), dated March 31, 2020 (incorporated by reference to Exhibit 10.68 to the annual report on Form 10-K filed April 5, 2021)
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

10.73	Agreement dated September 30, 2021, by and between Guided Therapeutics, Inc. and Richard P. Blumberg (incorporated by reference to Exhibit 10.73 to the annual report on Form 10-K filed March 30, 2022)
10.74

Exchange Agreement, dated as of December 10, 2021, by and between Guided Therapeutics, Inc. and John Imhoff, M.D. (incorporated by reference to Exhibit 10.74 to the annual report on Form 10-K filed March 30, 2022)

10.75

Exchange Agreement, dated as of December 20, 2021, by and between Guided Therapeutics, Inc. and John Gould (incorporated by reference to Exhibit 10.75 to the annual report on Form 10-K filed March 30, 2022)

10.76

Exchange Agreement, dated as of December 13, 2021, by and between Guided Therapeutics, Inc. and Frederick Grimm (incorporated by reference to Exhibit 10.76 to the annual report on Form 10-K filed March 30, 2022)

10.77

Exchange Agreement, dated as of December 16, 2021, by and between Guided Therapeutics, Inc. and Richard P. Blumberg, Esq. (incorporated by reference to Exhibit 10.77 to the annual report on Form 10-K filed March 30, 2022)

10.78

Exchange Agreement, dated as of December 16, 2021, by and between Guided Therapeutics, Inc. and K2 Medical, LLC (incorporated by reference to Exhibit 10.78 to the annual report on Form 10-K filed March 30, 2022)

10.79

Exchange Agreement, dated as of December 20, 2021, by and between Guided Therapeutics, Inc. and Gene S. Cartwright (incorporated by reference to Exhibit 10.79 to the annual report on Form 10-K filed March 30, 2022)

10.80

Exchange Agreement, dated as of December 20, 2021, by and between Guided Therapeutics, Inc. and Mark L. Faupel (incorporated by reference to Exhibit 10.80 to the annual report on Form 10-K filed March 30, 2022)

10.81

Exchange Agreement, dated as of December 21, 2021, by and between Guided Therapeutics, Inc. and Flynn D. Case Living Trust (incorporated by reference to Exhibit 10.81 to the annual report on Form 10-K filed March 30, 2022)

10.82

Exchange Agreement, dated as of December 21, 2021, by and between Guided Therapeutics, Inc. and GPB Debt Holdings II LLC (incorporated by reference to Exhibit 10.82 to the annual report on Form 10-K filed March 30, 2022)

10.83

Exchange Agreement, dated as of December 21, 2021, by and between Guided Therapeutics, Inc. and Michael C. James (incorporated by reference to Exhibit 10.83 to the annual report on Form 10-K filed March 30, 2022)

10.84

Exchange Agreement, dated as of December 30, 2021, by and between Guided Therapeutics, Inc. and Bryan Mamula (incorporated by reference to Exhibit 10.84 to the annual report on Form 10-K filed March 30, 2022)

10.85

Exchange Agreement, dated as of December 30, 2021, by and between Guided Therapeutics, Inc. and Dolores Maloof (incorporated by reference to Exhibit 10.85 to the annual report on Form 10-K filed March 30, 2022)

10.86	Promissory Note, dated December 31, 2021, by and between Guided Therapeutics, Inc. and William Wells (incorporated by reference to Exhibit 10.86 to the annual report on Form 10-K filed March 30, 2022)
10.87

Exchange Agreement dated February 1, 2022, by and between Guided Therapeutics, Inc. and Auctus Fund LLC (incorporated by reference to Exhibit 10.87 to the annual report on Form 10-K filed March 30, 2022)

10.88	Extension of Auctus Exchange Agreement, dated February 10, 2022 (incorporated by reference to Exhibit 10.88 to the annual report on Form 10-K filed March 30, 2022)
10.89	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2022)
10.90

Exchange Agreement, dated as of September 1, 2022, by and between Guided Therapeutics, Inc. and Auctus Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 15, 2022)

10.91	Form of Warrants issued to Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 15, 2022)
10.92	Form of Warrants issued to Auctus Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 15, 2022)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP
31*	Certification of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certifications.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

89

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: March 29, 2023

90