Form 10-Q
period 2023-03-31
GUIDED THERAPEUTICS INC
filed 2023-05-15
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2023

Commission File No. 000-22179

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

As of May 10, 2022, the registrant had 51,010,579 shares of Common Stock, $0.001 par value per share, outstanding.

PART I FINANCIAL INFORMATION

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2023	December 31,
	(unaudited)	2022
ASSETS

Current Assets:
Cash and cash equivalents	$1,837	$2,313
Accounts receivable, net of allowance for doubtful accounts of $48 at March 31, 2023 and December 31, 2022	7	6
Inventory, net of reserves of $818 at March 31, 2023 and December 31, 2022	585	548
Other current assets	121	137
Total current assets	2,550	3,004

Non-Current Assets:
Property and equipment, net	40	42
Operating lease right-of-use asset, net of amortization	285	303
Other assets	17	17
Total non-current assets	342	362

TOTAL ASSETS	$2,892	$3,366

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$2,191	$2,186
Accounts payable, related parties	29	39
Accrued liabilities	928	1,247
Deferred revenue	488	509
Current portion of lease liability	82	79
Current portion of long-term debt	-	17
Current portion of long-term debt, related parties	37	504
Short-term notes payable	23	57
Short-term notes payable, related parties	-	1
Short-term convertible notes payable	225	230
Total current liabilities	4,003	4,869

Long-Term Liabilities
Long-term lease liability	225	246
Derivative liability	-	5
Long-term convertible debt	982	1,046
Long-term debt, related parties	537	83
Total long-term liabilities	1,744	1,380

Total liabilities	5,747	6,249

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:

Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $286 at March 31, 2023 and December 31, 2022.	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $1,049 at March 31, 2023 and December 31, 2022.	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $2,701 at March 31, 2023 and December 31, 2022.	439	439
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $438 at March 31, 2023 and December 31, 2022, respectively.	159	159
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $883 and $888 at March 31, 2023 and December 31, 2022, respectively.	834	839
Series F convertible preferred stock, $.001 par value; 1.5 shares authorized, 1.2 and 1.4 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Liquidation preference of $1,026 and $1,056 at March 31, 2023 and December 31, 2022, respectively.	858	880
Series F-2 convertible preferred stock, $.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of March 31, 2023 and December 31, 2022. Liquidation preference of $520 and $535 at March 31, 2023 and December 31, 2022, respectively.	475	489
Common stock, $.001 par value; 500,000 shares authorized, 50,814 and 48,596 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	3,438	3,437
Additional paid-in capital	139,127	138,090
Treasury stock at cost	(132)	(132)
Accumulated deficit	(148,328)	(147,359)

Total stockholders' deficit	(2,855)	(2,883)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,892	$3,366

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

Sales - devices and disposables	$22	$5
Cost of goods sold	9	1
Gross profit	13	4

Operating expenses:
Research and development	7	21
Sales and marketing	73	40
General and administrative	776	386
Total operating expenses	856	447

Loss from operations	(843)	(443)

Other income (expenses):
Interest expense	(66)	(101)
Change in fair value of derivative liability	5	(6)
Gain from extinguishment of debt	35	41
Other income	-	2
Total other income (expense)	(26)	(64)

Loss before income taxes	(869)	(507)
Provision for income taxes	-	-

Net loss	(869)	(507)
Deemed dividend for warrant exchanges	(65)	-
Preferred stock dividends	(35)	(548)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(969)	$(1,055)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic	49,297	20,683
Diluted	49,297	20,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(unaudited, in thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock to consultants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2023	-	$105	1	$170	2	$439	1	$159

	Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1	$839	1	$880	3	$489
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	(5)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(22)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(14)
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock to consultants	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2023	1	$834	1	$858	3	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)
Common stock warrants exercised	1,072	1	221	-	-	222
Issuance of common stock for payment of Series D preferred dividends	26	-	6	-	-	6
Issuance of common stock for payment of Series E preferred dividends	26	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	233	-	53	-	-	53
Issuance of common stock for payment of Series F-2 preferred dividends	85	-	20	-	-	20
Conversion of Series E preferred stock to common stock	20	-	5	-	-	-
Conversion of Series F preferred stock to common stock	120	-	22	-	-	-
Conversion of Series F-2 preferred stock to common stock	60	-	14	-	-	-
Issuance of common stock for payment of interest	178	-	59	-	-	59
Issuance of common stock to consultants	400	-	116	-	-	116
Stock-based compensation	-	-	107	-	-	107
Expense for warrants issued to consultants	-	-	341	-	-	341
Impact of warrant exchanges	-	-	65	-	(65)	-
Accrued preferred dividends	-	-	-	-	(35)	(35)
Net loss	-	-	-	-	(869)	(869)
Balance at March 31, 2023	50,814	$3,438	$139,127	$(132)	$(148,328)	$(2,855)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(unaudited, in thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2022	-	$105	1	$170	3	$531	1	$276

	Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(725)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(13)	-	-
Stock-based compensation	-	-	-	-	-	-
Expense for warrants issued to consultants	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2022	1	$914	1	$1,174	3	$2,963

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,673	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	4,478	4	712	-	-	716
Issuance of common stock for payment of Series D preferred dividends	23	-	15	-	-	15
Issuance of common stock for payment of Series E preferred dividends	13	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	158	-	105	-	-	105
Issuance of common stock for payment of Series F-2 preferred dividends	96	-	64	-	-	64
Issuance of common stock for payment of interest	121	-	81	-	-	81
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	-	399	-	-	399
Conversion of Series E preferred stock to common stock	3,070	3	722	-	-	-
Conversion of Series F preferred stock to common stock	60	-	13	-	-	-
Stock-based compensation	-	-	44	-	-	44
Expense for warrants issued to consultants	-	-	79	-	-	79
Accrued preferred dividends	-	-	-	-	(548)	(548)
Net loss	-	-	-	-	(507)	(507)
Balance at March 31, 2022	22,316	$3,410	$129,042	$(132)	$(143,442)	$(4,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(869)	$(507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	-
Amortization of debt issuance costs and discounts	32	41
Stock based compensation	107	44
Change in fair value of derivatives	(5)	6
Amortization of lease right-of-use-asset	18	16
Expense for common stock and warrants issued to consultants	457	79
Gain from forgiveness of debt	(35)	(41)
Other non-cash expenses (income)	6	6
Change in operating assets and liabilities:
Accounts receivable	(1)	6
Inventory	(36)	1
Other current assets	16	(76)
Accounts payable and accrued liabilities	(152)	84
Lease liabilities	(18)	(15)
Deferred revenue	(21)	177
NET CASH USED IN OPERATING ACTIVITIES	(499)	(179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(14)
NET CASH USED FOR INVESTING ACTIVITIES	-	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	195	365
Payments made on notes payable	(172)	(90)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23	275

NET CHANGE IN CASH	(476)	82

Cash at beginning of period	2,313	643

CASH AT END OF PERIOD	$1,837	$725

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$47	$6

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$35	$548
Deemed dividends for warrant exchanges	$65	$-
Common stock issued for payment of interest	$59	$81
Common stock issued for payment of accrued dividends	$88	$592
Conversion of Series E Preferred Shares into Common Stock	$5	$725
Conversion of Series F Preferred Shares into Common Stock	$22	$13
Conversion of Series F-2 Preferred Shares into Common Stock	$14	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2022 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of March 31, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2023, it had an accumulated deficit of approximately $148.3 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At March 31, 2023, the Company had a negative working capital of approximately $1.5 million, accumulated deficit of $148.3 million, and incurred a net loss including preferred dividends of $1.0 million for the three months then ended. Stockholders’ deficit totaled approximately $2.9 million at March 31, 2023, primarily due to recurring net losses from operations.

During the three months ended March 31, 2023, the Company raised $195 thousand from warrant exercises. During the year ended December 31, 2022, the Company raised $3.2 million from the sale of common stock and warrants (net of expenses), and $495 thousand of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Accounting Standard Updates

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 replaces the “incurred loss” credit losses framework with a new accounting standard that requires management's measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates.  This amendment was adopted effective January 1, 2023 with no impact to our financial statements.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $1,591,276 and $2,064,772 as of March 31, 2023 and December 31, 2022, respectively.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. As of March 31, 2023 and December 31, 2022, our inventories were as follows:

	(in thousands)
	March 31,	December 31,
	2023	2022

Raw materials	$1,292	$1,260
Work-in-progress	73	68
Finished goods	38	38
Inventory reserve	(818)	(818)

Total inventory	$585	$548

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31,	December 31,
	2023	2022

Equipment	$1,083	$1,083
Software	656	656
Furniture and fixtures	41	41
Leasehold improvements	12	12

Subtotal	1,792	1,792
Less accumulated depreciation	(1,752)	(1,750)
Property, equipment and leasehold improvements, net	$40	$42

Depreciation expense related to property and equipment for the three months ended March 31, 2023 and 2022 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three months ended March 31, 2023 and 2022.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. See Note 7 – “Commitments and Contingencies.”

Accrued Liabilities

Accrued liabilities as of March 31, 2023 and December 31, 2022 are summarized as follows:

	(in thousands)
	March 31, 2023	December 31, 2022

Compensation	$399	$444
Professional fees	178	285
Stock Subscription Payable	10	36
Interest	112	189
Vacation	44	41
Preferred dividends	178	231
Other accrued expenses	7	21

Total	$928	$1,247

Stock Subscription Payable

Cash received from investors for shares of common stock that have not yet been issued is recorded as a liability, which is presented within Accrued Liabilities on the consolidated balance sheet.

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

The Company did not recognize material revenues during the three-month periods ended March 31, 2023 or 2022. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of March 31, 2023 and December 31, 2022, deferred revenue totaled $487,882 and $509,101, respectively.

Significant Customers

As of March 31, 2023, accounts receivable outstanding was $55,314, the outstanding amount was netted against a $48,172 allowance, leaving a balance of $7,142, which was from one customer. As of December 31, 2022, accounts receivable outstanding was $54,484; the outstanding amount was netted against a $48,172 allowance, leaving a balance of $6,312, which was from one customer.

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

The Company has filed for an extension for its 2022 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At March 31, 2023, the Company had approximately $65.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

Stock Based Compensation

The Company accounts for its stock-based awards in accordance with ASC Subtopic 718, “Compensation – Stock Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors. The Company determines the fair value of stock options using the Black-Scholes model. The fair value of restricted stock awards is based upon the quoted market price of the shares of common stock on the date of grant. The fair value of stock-based awards is expensed over the requisite service periods of the awards. The Company accounts for forfeitures of stock-based awards as they occur.

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

The Company records its derivative activities at fair value. There was no movement of instruments between fair value hierarchy tiers during the three months ended March 31, 2023. Derivative liabilities measured on a recurring basis were not material as of March 31, 2023. The following tables present the fair value of derivative liabilities measured on a recurring basis as of December 31, 2022:

	Fair Value at December 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $326,016 loan on December 17, 2019	-	-	(5)	(5)

Total long-term liabilities at fair value	$-	$-	$(5)	$(5)

The following is a summary of changes to Level 3 instruments during the three months ended March 31, 2023:

(in thousands)
Derivative

Balance, December 31, 2022	$(5)
Change in fair value during the period	5

Balance, March 31, 2023	$-

4.  STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of March 31, 2023 and December 31, 2022, 50,814,258 and 48,595,715 shares of common stock were issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 2,218,543 shares of common stock, as summarized below:

Number of Shares

Common stock warrants exercised	1,071,794
Issuance of common stock for payment of Series D preferred dividends	25,635
Issuance of common stock for payment of Series E preferred dividends	25,729
Issuance of common stock for payment of Series F preferred dividends	232,889
Issuance of common stock for payment of Series F-2 preferred dividends	84,575
Issuance of common stock for payment of interest	177,921
Issuance of common stock to consultants	400,000
Conversion of Series E preferred stock to common stock	20,000
Conversion of Series F preferred stock to common stock	120,000
Conversion of Series F-2 preferred stock to common stock	60,000
Issued during the three months ended March 31, 2023	2,218,543

Summary table of common stock share transactions:
Shares outstanding at December 31, 2022	48,595,715
Common shares issued during the three months ended March 31, 2023	2,218,543
Common shares outstanding at March 31, 2023	50,814,258

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At March 31, 2023 and December 31, 2022, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 shares of common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of March 31, 2023 and December 31, 2022. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At March 31, 2023 and December 31, 2022, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at March 31, 2023 and December 31, 2022. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock.

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

At March 31, 2023 and December 31, 2022, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 2,098,500 shares of common stock.

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

At March 31, 2023 and December 31, 2022, there were 2,700 shares outstanding, each with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 5,400,000 shares of common stock.

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of March 31, 2023 and December 31, 2022. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a Stated Value equal to $750.

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

During the three months ended March 31, 2023, the Company issued 25,635 shares of common stock for the payment of accrued Series D Preferred Stock dividends. As of March 31, 2023 and December 31, 2022, the Company had accrued dividends for the Series D Preferred Stock of $8,360 and $8,213, respectively.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 and 888 of which remained outstanding as of March 31, 2023 and December 31, 2022, respectively. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. Each share of Series E Preferred Stock has a par value of $0.001 per share and a Stated Value equal to $1,000, subject to increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, following the listing of the Company’s common stock on certain Canadian trading markets and at the option of the Company, shares of common stock.

During the three months ended March 31, 2023, the Company issued 20,000 shares of common stock for the conversion of 5 shares of Series E Convertible Preferred Stock and 25,729 shares of common stock for the payment of accrued Series E Preferred Stock dividends. As of March 31, 2023 and December 31, 2022, the Company had accrued dividends of $39,932 and $30,414 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,026 and 1,056 of which were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

Each share of Series F Preferred Stock is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series F Preferred. If the average of the VWAPs (as defined in the Series F  Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the three months ended March 31, 2023, the Company issued 120,000 shares of common stock for the conversion of 30 shares of Series F Convertible Preferred Stock and 232,889 shares of common stock for the payment of annual Series F Preferred Stock dividends. As of March 31, 2023 and December 31, 2022, the Company had accrued dividends for Series F preferred shares of $855 and $48,400, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Convertible Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Convertible Preferred Stock with substantially the same terms as the Series F Convertible Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 and 535 of which were issued and outstanding as of March 31, 2022 and December 31, 2021. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F-2 Investors”). In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred Stock is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the three months ended March 31, 2023, the Company issued 60,000 shares of common stock for the conversion of 15 shares of Series F-2 Convertible Preferred Stock and 84,575 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of March 31, 2023 and December 31, 2022, the Company had accrued dividends for Series F-2 preferred shares of $9,179 and $24,267, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	35,586,980	$0.46
Warrants issued	1,873,750	0.25
Warrants exchanged	(1,025,000)	0.25
Warrants expired	(7,410,000)	0.20
Warrants exercised	(973,750)	$0.20
Outstanding, March 31, 2023	28,051,980	$0.54

During the three months ended March 31, 2023, the Company entered into various agreements with holders of the Company’s $0.20 strike price warrants, pursuant to which each holder separately agreed to exchange 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20. During the three months ended March 31, 2023, the Company received approximately $194,750 from the holders for the exercise of the 973,750 warrants, of which $9,500 was included in Accrued Liabilities as of March 31, 2023, pending issuance of 47,500 shares of common stock. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $65,296.

During the three months ended March 31, 2023, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 7, “Commitments and Contingencies” for additional information.

Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following assumptions:

March 31,
2023
Expected term (years)	1.47
Volatility	140.4%
Risk-free interest rate	3.8%
Dividend yield	0.0%

5.   STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The plan provides for stock options to be granted up to 10% of the outstanding shares of common stock.

On February 10, 2023, the Company granted 925,000 stock options to employees, executives and directors of the Company. The stock options, which have exercise prices of $0.2629, will expire on February 9, 2033. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on May 10, 2023.

On March 7, 2023, the Company granted 100,000 stock options, which have exercise prices of $0.27 and will expire on March 6, 2033, to Alan Grujic, upon appointing him to the Board of Directors. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on June 7, 2023.

During the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $107,068 and $43,912, respectively. There was no stock option activity during the three months ended March 31, 2022. The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of March 31, 2023	2,338,636	$0.41	6.9 years	$-
Options exercisable as of March 31, 2023	1,656,205	$0.45	5.8 years	$-

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of March 31, 2022	1,500,000	$0.49	8.3 years	$240
Options exercisable as of March 31, 2022	1,045,227	$0.49	8.3 years	$167

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of March 31, 2023 and the exercise price, multiplied by the number of options. As of March 31, 2023, there was $193,947 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately two years. The weighted-average fair value of awards granted was $0.26 and nil during the three months ended March 31, 2023 and 2022, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the three months ended March 31, 2023:

March 31,
2023
Expected term (years)	10.0
Volatility	366.4%
Risk-free interest rate	3.8%
Dividend yield	0.0%

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

As of March 31, 2023, and December 31, 2022, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The below table presents total operating lease right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$285	$303
Operating lease liabilities	$307	$325

The table below presents the maturities of operating lease liabilities as of March 31, 2023:

(in thousands)
Operating
Leases
2023 (remaining)	$84
2024	115
2025	118
2026	50
Total future lease payments	367
Less: discount	(60)
Total lease liabilities	$307

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022:

	(in thousands)
	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	3.2	3.4
Weighted average discount rate	11.4%	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with Blumberg & Bowles Consulting, LLC (“BB”), which is partially owned by Mr. Blumberg (a related party), to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date. The fair value of the warrants was estimated utilizing the Black-Scholes option pricing model on the grant date of January 22, 2020.  As a result of this agreement, the Company recognized nil and $79,444 of consulting expense during the three months ended March 31, 2023 and 2022, respectively. Unrecognized consulting expense to be recognized under this agreement was nil as of March 31, 2023.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000, which was recorded to subscription receivable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 shares of common stock; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 shares of common stock; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 shares of common stock; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 shares of common stock. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term	3.0 Years
Volatility	108.7%
Risk-free interest rate	4.3%
Dividend yield	0.0%

During the three months ended March 31, 2023 and 2022, the Company recognized $295,420 and nil expense for the warrants issued to Mr. Blumberg, respectively. Total unrecognized expense for the warrants was $445,097 as of March 31, 2022. During the three months ended March 31, 2023 and 2022, the Company recognized $65,611 and nil expense for the shares of common stock due to Mr. Blumberg. As the remaining shares had not been issued as of March 31, 2023, the Company estimated the total amount of expense using the closing price of the Company’s stock as of March 31, 2023.

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. The Company confirmed an obligation to provide Mr. Blumberg with 950,000 fully transferrable warrants, which will expire on January 1, 2024 and have an exercise price of $0.25. Issuance of the warrants owed to Mr. Blumberg for his services was predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services which involve investor relations, marketing services and assisting the Company with obtaining financing. During the year ended December 31, 2022, the Company obtained the requisite funding receipts and estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term	1.3 Years
Volatility	164.6%
Risk-free interest rate	4.1%
Dividend yield	0.0%

During the three months ended March 31, 2023 and 2022, expense recorded for the warrants was nil. Unrecognized expense to be recognized for the warrants was nil as of March 31, 2023.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company will issue 600,000 warrants with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50, the Company will issue an additional 600,000 warrants to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction.

The Company estimated the fair value of the 800,000 warrants issued in September of 2022 using the Black-Scholes option pricing model. Unrecognized expense for the warrants was nil as of March 31, 2023. Expense recorded for the warrants was nil during the three months ended March 31, 2023 and 2022.

The Company estimated the fair value of the warrants with market conditions using the Binomial Lattice model and recognized expense of $45,172 for the warrants (representing the pro rata expense over the expected term of the warrants) during the three months ended March 31, 2023.

Other Commitments

On July 24, 2019, the Company agreed to grant Shandong Yaohua Medical Instrument Corporation (“SMI”) (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the terms and conditions described below.

First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 shares of common stock. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides, then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after CFDA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacturing. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions.

On August 12, 2021, the Company executed an amendment to its agreement with SMI. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. On March 3, 2023, the Company entered into a third amendment with SMI pursuant to which the Company extended the deadline for SMI to achieve commercialization of LuViva in China to April 30, 2024.

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

8.   NOTES PAYABLE

Short Term Notes Payable

On July 4, 2022, the Company entered into a premium finance agreement to finance its insurance policies totaling $123,889. Monthly payments of $11,409 are due on the note, including interest incurred at a rate of 5.0%. The note, which matures on May 4, 2023, had an outstanding balance of $22,770 and $56,569 as of March 31, 2023 and December 31, 2022, respectively.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of March 31, 2023, the notes had been repaid in full.

The following table summarizes short-term notes payable, including related parties:

	Short-term notes payable, including related parties
	March 31, 2023	December 31, 2022
Dr. Cartwright	$-	$1
Premium Finance (insurance)	23	57
Short-term notes payable	$23	$58

As of March 31, 2023 and December 31, 2022, the short-term notes payable due to related parties was nil and $619, respectively.

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

On September 1, 2022, the Company agreed to exchange certain debt and equity owned by Auctus pursuant to an Exchange Agreement between the Company and Auctus (the “Exchange Agreement”). Immediately prior to the Exchange Agreement, Auctus held $1,228,183 of debt, including an early prepayment penalty of $350,000, default premiums of $281,256, and $91,555 in interest payable. Auctus agreed to reduce the amount owed to $710,911 and to revert the May 27, 2020 note to its original term. Additionally, Auctus agreed to exchange 8,775,000 warrants that were priced between $0.15 and $0.20 and the $350,000 prepayment penalty for 3,900,000  shares of common stock, warrants to purchase 3,900,000  shares of common stock at $0.50 per share and warrants to purchase 3,900,000  shares of common stock at $0.65 per share (the “Exchange”). As a result of the Exchange Agreement, Auctus forgave a default penalty of $225,444. Following the Exchange and Repayment, the Company will make payments to Auctus in four installments, over an 18-month period.

The total balance of Auctus convertible debt outstanding was $224,528 and $326,016 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the balance is included within “Short-term convertible notes payable” on the unaudited consolidated balance sheet. As of December 31, 2022, $230,482 is included within “Short-term convertible notes payable” and $95,534 is included within “Long-term convertible debt” on the consolidated balance sheet.

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

On July 24, 2019, Dr. Faupel and Mr. Cartwright agreed to an addendum to the debt restructuring exchange agreement. Pursuant to this modification Dr. Faupel and Mr. Cartwright agreed to extend the note to be due in full on the third anniversary of that agreement.

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

On February 18, 2023, the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes will mature on February 18, 2025.

The tables below summarize the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2022	48
Balance outstanding at December 31, 2022	$170

Interest accrued through March 31, 2023	2
Balance outstanding at March 31, 2023	$172

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2022	78
Balance outstanding at December 31, 2022	$297

Payments on outstanding debt	(10)
Interest accrued through March 31, 2023	4
Balance outstanding at March 31, 2023	$291

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 share of Series F-2 Preferred Shares (convertible into 200,000 shares of common stock), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%.

During the three months ended March 31, 2023, Mr. Fowler forgave $17,721 of the outstanding balance of deferred compensation and, as of March 31, 2023, may forgive up to $180,889 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt because the future undiscounted cash flows under the new terms are less than the carrying value of the original debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2023, the outstanding principal amount owed on the note was $110,811, of which $37,382 is included in “Current portion of long-term debt, related parties” and the remainder is included in “Long-term debt, related parties” within the unaudited consolidated balance sheets. As of December 31, 2022, the outstanding principal amount owed on the note was $119,814, of which $36,830 is included in “Current portion of long-term debt, related parties” and the remainder is included in “Long-term debt, related parties” within the unaudited consolidated balance sheets.

Future debt obligations at March 31, 2023 for debt owed to related parties is as follows:

Year	Amount
2023 (remaining)	28
2024	39
2025	504
2026	3
Total	$574

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which mature on May 17, 2024 (the “Maturity Date”). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into shares of common stock at the holder’s option, at a price of $0.50 per common stock share (the “conversion price”), subject to adjustment in certain events, at any time prior to maturity date; 2) upon successful uplist to a U.S. National Exchange, the note will automatically convert into the uplisting financing; 3) each debenture unit will have a right to 1,000 warrants for shares of common stock, warrants have an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into shares of common stock, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into shares of common stock at the Conversion Price; 5) Subject to a holder’s option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the shares of common stock is $1.50 per share of common stock or more for each trading day over a 30 consecutive trading day period, the Company may, at any time (the “Redemption Date”), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering shares of common stock to the holders of Convertible Debentures at a deemed price of $0.50 per share of common stock that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At March 31, 2023 and December 31, 2022, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $29,712 and $58,494, respectively. The bond payable discount and unamortized debt issuance costs as of March 31, 2023 and December 31, 2022 are presented below (in thousands):

	March 31, 2023	December 31, 2022
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Debt Issuance costs to be amortized	(33)	(40)
Debt Discount	(115)	(140)
Senior Secured Convertible Debenture	$982	$950

As of March 31, 2023 and December 31, 2022, the entire balance of the Senior Secured Convertible Debenture is included in “Long-term convertible debt” within the consolidated balance sheets.

6% Unsecured Promissory Note

On July 9, 2020, we entered into an exchange agreement with Mr. Bill Wells, a former employee. In lieu of agreeing to dismiss approximately half of what was owed to him, or $220,000, Mr. Wells received the following: (i) cash payment totaling $20,000; (ii) an unsecured promissory note in the amount of $90,000, to be executed within 30 days of completing new financing(s) totaling at least $3.0 million and (iii) 66,000 common  stock options that vest at a rate of 3,667 per month and have a $0.49 exercise price (if two consecutive payments in (ii) are not made the stock options will be canceled and a cash payment will be required). Pursuant to the agreement, Mr. Wells agreed that the total amount forgiven of $110,000 shall be prorated according to the amount paid to him.

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the three months ended March 31, 2023 and 2022, the Company made principal payments of $17,052 and $35,000 to Mr. Wells, respectively. As a result of these payments, Mr. Wells forgave equivalent amounts of the remaining amount of compensation. The reductions in the outstanding balance met the criteria for troubled debt because the future undiscounted cash flows under the new terms are less than the carrying value of the original debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

As of March 31, 2023 and December 31, 2022, the outstanding principal balance on the note was nil and $17,052, respectively. As of December 31, 2022, the balance is included in “Current portion of long-term debt” within the consolidated balance sheet. As of March 31, 2023 and December 31, 2022, accrued interest on the note was nil and $5,139, respectively.

11.  INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series D, Series E, Series F and Series F-2 convertible preferred stock, convertible debt, convertible preferred dividends and warrants convertible into shares of common stock.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per-share data):

	March 31,
	2023	2022

Net loss	(969)	(1,055)
Basic weighted average number of shares outstanding	49,297	20,683
Net loss per share (basic)	(0.02)	(0.05)
Diluted weighted average number of shares outstanding	49,297	20,683
Net loss per share (diluted)	(0.02)	(0.05)

Dilutive equity instruments (number of equivalent units):
Stock options	2,092	917
Preferred stock	1,373	15,572
Convertible debt	203	2,018
Warrants	-	13,609
Total Dilutive instruments	3,668	32,116

For periods of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

12.  SUBSEQUENT EVENTS

On April 3, 2023, the Company issued 5,888 common shares for Preferred Series F-2 dividends.

On April 10, 2023, the Company issued 29,821 common shares for Preferred Series F-2 dividends.

On April 14, 2023, the Company issued 47,500 common shares for warrant exercises.

On April 18, 2023, the Company issued 32,693 common shares for Series D dividends.

On April 26, 2023, the Company issued 40,000 common shares for the conversion of 10 Series F Preferred shares and 206 common shares for accrued Series F Preferred dividends.

On April 27, 2023, the Company issued 40,000 common shares for the conversion of 10 Series F Preferred shares and 213 common shares for accrued Series F Preferred dividends.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under “Risk Factors” below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2022 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

•	The impact of the conflict between Russia and Ukraine on economic conditions in general and on our business operations;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2023 we have an accumulated deficit of approximately $148.3 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. During the three months ended March 31, 2023 and 2022, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in the near future will be derived from sales of LuViva devices and disposables.

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

1)

Winship Cancer Center at Emory University (“Emory”) - On November 9, 2022, we received a letter from Emory’s IRB that we were conditionally approved to start the study, pending responses to three questions, which we provided to that IRB on November 10, 2022. We were subsequently notified by Emory’s scientific review committee and Institutional Review Board that our responses to these three questions were satisfactory, and we plan to begin enrolling patients in the second quarter of 2023.

2)

University of Alabama at Birmingham (“UAB”) – In November of 2022 we were granted full scientific committee approval and local IRB approval. We signed the clinical research agreement with UAB on December 15, 2022 and began on site orientation and training in March of 2023. Recruiting of test subjects began in April 2023 and the first subjects were enrolled and tested on May 5, 2023.

3)

The Company has signed a Clinical Trial Agreement and budget with a third site, Great Lakes Bay Health Centers, which has granted the Company approval to start the study, planned for either June or July 2023.

4)	A fourth site has been engaged and is currently reviewing the study protocol for approval. A clinical trial agreement and budget have been executed, pending approval to start the study.
5)

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

In China, the Chinese NMPA (National Medical Products Approval) study has begun at four clinical sites. According to enrollment tracking reports sent to us by our Chinese partner SMI in March of 2023, testing of over 320 patients has been completed in the ongoing clinical trial for Chinese National Medical Products Administration (NMPA) approval. The trial is expected to be completed in the second quarter of 2023 and submitted for approval shortly thereafter, although there can be no assurance that the study will be completed within this time frame.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the three months ended March 31, 2023 were $22,049, compared to $4,625 for the three months ended March 31, 2022. Cost of goods sold was $8,789 during the three months ended March 31, 2023, compared to $946 for the three months ended March 31, 2022. The increase in cost of goods sold in the current year was due to higher sales in the current quarter. While we currently hold and expect to generate purchase orders for approximately $3.0 million in LuViva devices and disposables, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of March 31, 2023, we have a deferred revenue balance of $487,882 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in 2023 due to increased availability of certain parts.

Research and Development Expenses: Research and development expenses were $7,146 and $21,409 during the three months ended March 31, 2023 and 2022, respectively. The decrease of $14,263, or 66.6%, was primarily due to a decrease in research and development clinical costs and payroll-related expenses.

Sales and Marketing Expenses: Sales and marketing expenses were $73,045 and $40,242 during the three months ended March 31, 2023 and 2022, respectively. The increase of $32,803, or 81.5%, was primarily due to higher travel and payroll-related expenses, including fees paid to consultants.

General and Administrative Expense: General and administrative expenses were $776,433 and $386,446 during the three months ended March 31, 2023 and 2022, respectively. The increase of $389,987, or 100.1%, was primarily due to $286,168 of additional consulting and legal expenses recognized, $67,546 of additional expense related to stock options, $28,575 of additional payroll expense (including benefits and taxes), and an overall increase of $7,698 for other general expenses, such as for utilities and supplies.

Interest Expense: Interest expense during the three months ended March 31, 2023 and 2022 was $65,680 and $101,026, respectively. The decrease of $35,346 (or 35.0%), was due to a decrease in debt, which is a result of the Company’s concerted efforts to reduce debt through payoffs and exchanges.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the three months ended March 31, 2023 was $4,818, compared to a loss of $6,240 during the three months ended March 31, 2022. The change in the fair value of the derivative liability was due to changes to our stock price during the period and a reduction in the principal amount of debt owed.

Gain from Extinguishment of Debt: The gain from extinguishment of debt during the three months ended March 31, 2023 and 2022 was $34,773 and $41,232, respectively. The decrease in the current period was due to a lower amount of debt forgiven as the amount of debt owed has declined.

Other Income: Other income for the three months ended March 31, 2023 and 2022 was nil and $2,377, respectively. Other income in the prior period was primarily due to adjustments to accounts payable.

Deemed Dividend for Warrant Exchanges: Expense related to deemed dividends was $65,296 and nil for the periods ended March 31, 2023 and 2022, respectively. The expense in the current period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends was $34,758 and $547,923 for the three months ended March 31, 2023 and 2022, respectively. The decrease of $513,165, or 93.7%, was primarily due to payment of a one-time, non-recurring 15% dividends to the Series F and Series F-2 Preferred shareholders, as required by the Series F and Series F-2 Certificate of Designations in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021 paid in the first quarter of 2022. The decrease was also driven by a lower amount of outstanding preferred stock due to conversion of preferred shares into shares of common stock.

Net Loss: Net loss attributable to common stockholders was $969,508 and $1,054,998 during the three months ended March 31, 2023 and 2022, respectively. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for the three months ended March 31, 2023 or 2022, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At March 31, 2023, the Company had a negative working capital of approximately $1.5 million, accumulated deficit of $148.3 million, and incurred a net loss including preferred dividends of $1.0 million for the three months then ended. Stockholders’ deficit totaled approximately $2.9 million at March 31, 2023, primarily due to recurring net losses from operations.

During the three months ended March 31, 2023, the Company raised $195 thousand from warrant exercises. During the year ended December 31, 2022, the Company raised $3.2 million from the sale of common stock and warrants (net of expenses), and $495 thousand of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

Liquidity

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of March 31, 2023, we had cash of approximately $1,836,838 and negative working capital of $1,452,698.

Our major cash flows for the three months ended March 31, 2023 consisted of cash used by operating activities of $498,897 and net cash provided by financing activities of $23,161, which was derived from $194,750 of proceeds from warrant exercises, offset by payments made on outstanding debt.

Our major cash flows for the three months ended March 31, 2022 consisted of cash used by operating activities of $179,000, cash used for investing activities of $14,000, and net cash provided by financing activities of $275,000, which primarily derived from proceeds received from warrant exercises.

Contingencies

The current outbreak of the Coronavirus SARS-CoV-2, the pathogen responsible for COVID-19, has led to supply chain issues that previously caused delays in our ability to procure the circuit boards needed to ship our products. While we continue to see delays in our ability to obtain necessary parts, we believe we will be able to meet our demand for the remainder of 2023. However, the outbreak could result in additional repercussions in our operating business, including but not limited to, the sourcing of materials for product candidates, manufacture of supplies for preclinical and/or clinical studies, delays in clinical operations, which may include the availability or the continued availability of patients for trials due to such things as quarantines, conduct of patient monitoring and clinical trial data retrieval at investigational study sites.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of March 31, 2023, due to the existence of a material weakness in our internal control over financial reporting. The Company currently lacks the resources to properly research and account for complex transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, the Company entered into various agreements with holders of the Company’s $0.20 strike price warrants, pursuant to which each holder separately agreed to exchange 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20. During the three months ended March 31, 2023, the Company received approximately $194,750 from the holders for the exercise of the 973,750 warrants, of which $9,500 was included in Accrued Liabilities as of March 31, 2023, pending issuance of 47,500 shares of common stock. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $65,296.

During the three months ended March 31, 2023, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. The warrants, which will expire on March 1, 2026, have an exercise price of $0.30.

On February 10, 2023, the Company granted 925,000 stock options to employees, executives and directors of the Company. The stock options, which have exercise prices of $0.2629, will expire on February 9, 2033. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on May 10, 2023.

On March 7, 2023, the Company granted 100,000 stock options, which have exercise prices of $0.27 and will expire on March 6, 2033, to Alan Grujic, upon appointing him to the Board of Directors. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on June 7, 2023.

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

3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
4.1*	Form of Common Stock Purchase Warrant Issued to Richard Blumberg
10.1*	Form of 2023 Warrant Exchange Agreements
10.2*	Form of Amended Promissory Note to Gene Cartwright
10.3*	Form of Amended Promissory Note to Mark Faupel
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*

Interactive data files for Guided Therapeutics, Inc. 's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income (unaudited); (iii) the Condensed Consolidated Statements in Stockholders' Deficit (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted in Inline XBRL and included in Exhibit 101)

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: May 15, 2023

