Form 10-Q
period 2023-06-30
GUIDED THERAPEUTICS INC
filed 2023-08-10
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

As of August 10, 2023, the registrant had 51,288,937 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$1,358	$2,313
Accounts receivable, net of allowance for doubtful accounts of $2 and $48 at June 30, 2023 and December 31, 2022, respectively	7	6
Inventory, net of reserves of $818 at June 30, 2023 and December 31, 2022	573	548
Other current assets	91	137
Total current assets	2,029	3,004

Non-Current Assets:
Property and equipment, net	36	42
Operating lease right-of-use assets, net of amortization	266	303
Other assets	17	17
Total non-current assets	319	362

TOTAL ASSETS	$2,348	$3,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,128	$2,186
Accounts payable, related parties	29	39
Accrued liabilities	971	1,247
Deferred revenue	445	509
Current portion of lease liability	85	79
Current portion of long-term debt	-	17
Current portion of long-term debt, related parties	38	504
Short-term notes payable	-	57
Short-term notes payable, related parties	-	1
Short-term convertible debt	1,240	230
Total current liabilities	4,936	4,869

Long-Term Liabilities
Long-term lease liability	202	246
Derivative liability, at fair value	-	5
Long-term convertible debt	-	1,046
Long-term debt, related parties	525	83
Total long-term liabilities	727	1,380

Total liabilities	5,663	6,249

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $286 at June 30, 2023 and December 31, 2022.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $1,049 at June 30, 2023 and December 31, 2022.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $2,700 at June 30, 2023 and December 31, 2022.	439	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $438 at June 30, 2023 and December 31, 2022.	159	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $883 and $888 at June 30, 2023 and December 31, 2022, respectively.	834	839
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.0 and 1.1 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Liquidation preference of $1,006 and $1,056 at June 30, 2023 and December 31, 2022, respectively.	838	880
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of June 30, 2023 and December 31, 2022. Liquidation preference of $520 and $535 at June 30, 2023 and December 31, 2022, respectively.	475	489
Common stock, $0.001 par value; 500,000 shares authorized, 51,011 and 48,596 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	3,438	3,437
Additional paid-in capital	140,291	138,090
Treasury stock at cost	(132)	(132)
Accumulated deficit	(149,932)	(147,359)

Total stockholders’ deficit	(3,315)	(2,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,348	$3,366

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales - devices and disposables	$44	$5	$66	$10
Cost of goods sold	33	1	42	2
Gross profit	11	4	24	8

Operating expenses:
Research and development	66	9	73	31
Sales and marketing	61	37	134	77
General and administrative	1,389	675	2,166	1,062
Total operating expenses	1,516	721	2,373	1,170

Loss from operations	(1,505)	(717)	(2,349)	(1,162)

Other income (expenses):
Interest expense	(69)	(256)	(134)	(357)
Change in fair value of derivative liability	-	14	5	8
Gain from extinguishment of debt	17	34	52	75
Other income (expenses)	-	(1)	-	4
Total other income (expense)	(52)	(209)	(77)	(270)

Loss before income taxes	(1,557)	(926)	(2,426)	(1,432)
Provision for income taxes	-	-	-	-

Net loss	(1,557)	(926)	(2,426)	(1,432)
Deemed dividend for warrant exchanges	-	-	(65)	-
Preferred stock dividends	(47)	(81)	(82)	(629)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,604)	$(1,007)	$(2,573)	$(2,061)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.03)	$(0.04)	$(0.05)	$(0.09)
Diluted	$(0.03)	$(0.04)	$(0.05)	$(0.09)

Weighted average shares outstanding
Basic	50,970	26,337	50,138	23,526
Diluted	50,970	26,337	50,138	23,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2023
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	-	$105	1	$170	2	$439	1	$159
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2023	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	1	$834	1	$858	3	$475
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(20)	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2023	1	$834	1	$838	3	$475

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2023	50,814	$3,438	$139,127	$(132)	$(148,328)	$(2,855)
Common stock warrants exercised	48	-	9	-	-	9
Issuance of common stock for payment of Series D preferred dividends	33	-	8	-	-	8
Issuance of common stock for payment of Series F-2 preferred dividends	36	-	9	-	-	9
Conversion of Series F preferred stock to common stock	80	-	20	-	-	-
Stock-based compensation	-	-	1,119	-	-	1,119
Accrued preferred dividends	-	-	(1)	-	(47)	(48)
Net loss	-	-	-	-	(1,557)	(1,557)
Balance at June 30, 2023	51,011	$3,438	$140,291	$(132)	$(149,932)	$(3,315)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2023	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1	$839	1	$880	3	$489
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	(5)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(42)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(14)
Issuance of common stock for payment of interest	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2023	1	$834	1	$838	3	$475

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)
Common stock warrants exercised	1,120	1	230	-	-	231
Issuance of common stock for payment of Series D preferred dividends	59	-	14	-	-	14
Issuance of common stock for payment of Series E preferred dividends	26	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	233	-	53	-	-	53
Issuance of common stock for payment of Series F-2 preferred dividends	121	-	29	-	-	29
Conversion of Series E preferred stock to common stock	20	-	5	-	-	-
Conversion of Series F preferred stock to common stock	200	-	42	-	-	-
Conversion of Series F-2 preferred stock to common stock	60	-	14	-	-	-
Issuance of common stock for payment of interest	178	-	59	-	-	59
Stock-based compensation	400	-	1,683	-	-	1,683
Impact of warrant exchanges	-	-	65	-	(65)	-
Accrued preferred dividends	-	-	(1)	-	(82)	(83)
Net loss	-	-	-	-	(2,426)	(2,426)
Balance at June 30, 2023	51,011	$3,438	$140,291	$(132)	$(149,932)	$(3,315)

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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	(117)
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2022	-	$105	1	$170	3	$531	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(800)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(295)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(427)
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2022	1	$839	1	$892	3	$2,536

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,674	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	5,128	5	841	-	-	846
Issuance of common stock for payment of Series D preferred dividends	48	-	29	-	-	29
Issuance of common stock for payment of Series E preferred dividends	64	-	34	-	-	34
Issuance of common stock for payment of Series F preferred dividends	161	-	107	-	-	107
Issuance of common stock for payment of Series F-2 preferred dividends	114	-	75	-	-	75
Issuance of common stock for payment of interest	121	-	81	-	-	81
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	1	399	-	-	400
Conversion of Series D preferred stock to common stock	975	1	117	-	-	1
Conversion of Series E preferred stock to common stock	3,390	3	797	-	-	-
Conversion of Series F preferred stock to common stock	1,420	1	294	-	-	-
Conversion of Series F-2 preferred stock to common stock	1,864	2	425	-	-	-
Stock-based compensation	-	-	167	-	-	167
Accrued preferred dividends	-	-	-	-	(629)	(629)
Net loss	-	-	-	-	(1,432)	(1,432)
Balance at June 30, 2022	27,583	$3,416	$130,166	$(132)	$(144,448)	$(5,766)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,426)	$(1,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2	-
Depreciation	5	-
Amortization of debt issuance costs and discounts	65	78
Stock-based compensation	1,683	167
Change in fair value of derivative liability	(5)	(8)
Amortization of lease right-of-use-asset	37	33
Gain from forgiveness of debt	(52)	(75)
Other non-cash expenses	11	157
Change in operating assets and liabilities:
Accounts receivable	(3)	16
Inventory	(25)	2
Other current assets	46	317
Accounts payable and accrued liabilities	(173)	74
Lease liabilities	(38)	(32)
Deferred revenue	(64)	175
NET CASH USED IN OPERATING ACTIVITIES	(937)	(528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	195	495
Payments made on notes payable	(213)	(133)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18)	362

NET CHANGE IN CASH	(955)	(197)

Cash at beginning of period	2,313	643

CASH AT END OF PERIOD	$1,358	$446

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$47	$14

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$82	$629
Deemed dividends for warrant exchanges	$65	$-
Settlement of interest through common stock issuance	$59	$81
Settlement of dividends through common stock issuance	$105	$646
Conversion of Series D preferred shares into common stock	$-	$118
Conversion of Series E preferred shares into common stock	$5	$800
Conversion of Series F preferred shares into common stock	$42	$296
Conversion of Series F-2 preferred shares into common stock	$14	$426

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of June 30, 2023 and December 31, 2022, and the consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2023 and 2022 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2023, it had an accumulated deficit of approximately $149.9 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

The Company is not organized into multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision maker is the Chief Executive Officer and acting Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision maker does not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At June 30, 2023, the Company had a negative working capital of approximately $2.9 million, accumulated deficit of $149.9 million, and incurred a net loss including preferred dividends of $2.6 million for the six months then ended. Stockholders’ deficit totaled approximately $3.3 million at June 30, 2023, primarily due to recurring net losses from operations.

During the six months ended June 30, 2023, the Company raised $194,750 from warrant exercises. During the year ended December 31, 2022, the Company raised $3.2 million from the sale of common stock and warrants (net of expenses), and $531,878 of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes and binomial option pricing models. The Company uses the binomial option pricing model for the calculation of the fair value of embedded conversion options and freestanding warrants with market conditions.

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

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. Uncollectibility is determined based on the determination that a customer will not be able to make payment and the time frame has exceeded one year. The Company does not accrue interest receivables on past due accounts receivable.

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $1,109,929 and $2,064,772 as of June 30, 2023 and December 31, 2022, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31,
	2023	2022

Raw materials	$1,295	$1,260
Work-in-progress	58	68
Finished goods	38	38
Inventory reserve	(818)	(818)

Total inventory	$573	$548

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31,
	2023	2022

Equipment	$1,083	$1,083
Software	656	656
Furniture and fixtures	41	41
Leasehold improvements	12	12

Subtotal	1,792	1,792
Less accumulated depreciation	(1,756)	(1,750)
Property, equipment and leasehold improvements, net	$36	$42

Depreciation expense related to property and equipment for the three and six months ended June 30, 2023 and 2022 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and six months ended June 30, 2023 and 2022.

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

Accrued Liabilities

Accrued liabilities as of June 30, 2023 and December 31, 2022 are summarized as follows:

	(in thousands)
	June 30, 2023	December 31, 2022

Compensation	$366	$444
Professional fees	226	285
Stock subscription payable	-	36
Interest	131	189
Vacation	30	41
Preferred dividends	210	231
Other accrued expenses	8	21

Total	$971	$1,247

Stock Subscription Payable

Cash received from investors for shares of common stock that have not yet been issued is recorded as a liability, which is presented within Accrued Liabilities on the condensed consolidated balance sheet.

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

The Company did not recognize material revenues during the six-month periods ended June 30, 2023 or 2022. The Company’s revenues do not require significant estimates or judgments. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. As of June 30, 2023 and December 31, 2022, deferred revenue was approximately $445,444 and $509,101, respectively.

Significant Customers

As of June 30, 2023, accounts receivable outstanding was approximately $8,942, the outstanding amount was netted against a $1,500 allowance, leaving a balance of $7,442 which was from two customers. As of December 31, 2022, accounts receivable outstanding was $54,484; the outstanding amount was netted against a $48,172 allowance, leaving a balance of $6,312, which was from one customer.

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

The Company has filed for an extension for its 2022 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At June 30, 2023, the Company had approximately $65.6 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded for the deferred tax assets generated from the net operating losses.

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax related interest and penalties as interest expense and selling, general and administrative expense, respectively, on the consolidated statements of operations.

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants based on the fair value at the date of issue. The fair value of warrants classified as equity instruments at the date of issuance is estimated using the Black-Scholes or binomial option pricing models.

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

During the six months ended June 30, 2023, the Company recognized $206,306 of expense related to stock options, $116,000 of expense for stock issued to consultants and $1,361,143 of expense for warrants issued to consultants and executives. During the six months ended June 30, 2022, the Company recognized $87,823 of expense related to stock options and $79,444 of expense for warrants issued to consultants.

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

The Company records its derivative activities at fair value. There was no movement of instruments between fair value hierarchy tiers during the six months ended June 30, 2023. Derivative liabilities measured on a recurring basis were not material as of June 30, 2023. The following tables present the fair value of derivative liabilities measured on a recurring basis as of December 31, 2022:

	Fair Value at December 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $326,016 loan on December 17, 2019	-	-	(5)	(5)

Total long-term liabilities at fair value	$-	$-	$(5)	$(5)

The following is a summary of changes to Level 3 instruments during the six months ended June 30, 2023:

(in thousands)
Derivative

Balance at December 31, 2022	$(5)
Change in fair value during the period	5

Balance at June 30, 2023	$-

4. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of June 30, 2023 and December 31, 2022, 51,010,579 and 48,595,715 shares of common stock were issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued 2,414,864 shares of common stock, as summarized below:

Number of Shares
Common stock warrants exercised	1,119,294
Issuance of common stock for payment of Series D preferred dividends	58,328
Issuance of common stock for payment of Series E preferred dividends	25,729
Issuance of common stock for payment of Series F preferred dividends	233,308
Issuance of common stock for payment of Series F-2 preferred dividends	120,284
Issuance of common stock for payment of interest	177,921
Issuance of common stock to consultants	400,000
Conversion of Series E preferred stock to common stock	20,000
Conversion of Series F preferred stock to common stock	200,000
Conversion of Series F-2 preferred stock to common stock	60,000
Total common stock issued during the six months ended June 30, 2023	2,414,864

Summary table of common stock share transactions:
Shares outstanding at December 31, 2022	48,595,715
Common shares issued during the six months ended June 30, 2023	2,414,864
Common shares outstanding at June 30, 2023	51,010,579

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2023 and December 31, 2022, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 shares of common stock, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of June 30, 2023 and December 31, 2022. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At June 30, 2023 and December 31, 2022, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at June 30, 2023 and December 31, 2022. In addition, some holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Preferred Stock. In total, for 3,262.25 shares of Series C1 Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Preferred Stock.

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

At June 30, 2023 and December 31, 2022, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 2,098,500 shares of common stock.

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

At June 30, 2023 and December 31, 2022, there were 2,700 shares outstanding, each with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 5,400,000 shares of common stock.

Series D Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of June 30, 2023 and December 31, 2022. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants, exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the six months ended June 30, 2023, the Company issued 58,328 shares of common stock for payment of Series D Preferred Stock dividends. As of June 30, 2023 and December 31, 2022, the Company had accrued dividends of $8,360 and $8,213, for the Series D Preferred Stock, respectively.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 and 888 of which remained outstanding as of June 30, 2023 and December 31, 2022, respectively. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000, subject to the increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, at the option of the Company, shares of common stock.

During the six months ended June 30, 2023, the Company issued 20,000 shares of common stock for the conversion of 5 shares of Series E Convertible Preferred Stock and 25,729 shares of common stock for payment of Series E Preferred Stock dividends. As of June 30, 2023 and December 31, 2022, the Company had accrued dividends of $57,592 and $30,414 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,006 and 1,056 of which were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $1,436,000 the Company issued 1,436 shares of Series F Convertible Preferred Stock. Each Series F Preferred share is convertible into 4,000 shares of common stock. The Series F Convertible Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Convertible Preferred Stock is $1,000.

Each share of Series F Preferred Stock is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred Stock is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder. If the average of the VWAPs (as defined in the Series F  Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate stated value then outstanding plus accrued but unpaid dividends.

During the six months ended June 30, 2023, the Company issued 200,000 shares of common stock for the conversion of 50 shares of Series F Convertible Preferred Stock and 233,308 shares of common stock for payment of annual Series F Convertible Preferred Stock dividends. As of June 30, 2023 and December 31, 2022, the Company had accrued dividends of $15,928 and $48,400 for the Series F Convertible Preferred Stock, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 and 535 of which were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

Each share of Series F-2 Preferred Stock is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price”). The conversion of Series F-2 Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred Stock, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the six months ended June 30, 2023, the Company issued 60,000 shares of common stock for the conversion of 15 shares of Series F-2 Preferred Stock and 120,284 shares of common stock for payment of annual Series F-2 Preferred Stock dividends. As of June 30, 2023 and December 31, 2022, the Company had accrued dividends of $7,979 and $24,267 for the Series F-2 Convertible Preferred Stock, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	35,586,980	$0.46
Warrants issued	5,873,750	0.25
Warrants exchanged	(1,025,000)	0.25
Warrants expired	(9,478,200)	0.30
Warrants exercised	(973,750)	$0.20
Outstanding, June 30, 2023	29,983,780	$0.49

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors approved the issuance of 4,000,000 common stock warrants to Mark Faupel, upon his appointment to the Company’s Board as President and Chief Executive Officer on March 10, 2023. The warrants, which have a strike price of $0.25, are fully vested and will expire on May 13, 2028. During the six months ended June 30, 2023, the Company recorded approximately $679,959 of stock-based compensation expense attributed to the warrants.

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors also approved the issuance of 4,000,000 common stock warrants to Mark Faupel, 2,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter from the U.S. Food and Drug Administration for the LuViva Advanced Cervical Scan and 1,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter or equivalent from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan. The warrants, which have a strike price of $0.40, will expire five years after they are exercisable with a maximum term of 10 years from issuance. As of June 30, 2023, the Company has concluded it is not probable that the performance conditions related to the warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.

During the six months ended June 30, 2023, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 7, “Commitments and Contingencies” for additional information.

During the six months ended June 30, 2023, the Company entered into various agreements with holders of the Company’s $0.20 strike price warrants, pursuant to which each holder separately agreed to exchange 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20. During the six months ended June 30, 2023, the Company received approximately $194,750 from the holders for the exercise of the 973,750 warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $65,296.

During the six months ended June 30, 2023, management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

June 30,
2023
Expected term (years)	3.9
Volatility	290.6%
Risk-free interest rate	3.7%
Dividend yield	0.0%

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

On March 3, 2023, Dr. Gene Cartwright retired from his position as President and Chief Executive Officer of the Company and as a member of the Board. Upon his departure, Mr. Cartwright forfeited 186,364 unvested stock options. On May 2, 2023, the Company’s Board of Directors approved an extension of the expiration date of Mr. Cartwright’s vested options to June 1, 2025. Management measured the modified stock option award using the Black-Scholes option pricing model and recorded expense of $59,216 during the six months ended June 30, 2023, representing the excess fair value of the modified award over the original award. Management estimated the fair value of the modified award using the Black-Scholes option pricing model and the following assumptions:

June 30,
2023
Expected term (years)	2.0
Volatility	182.8%
Risk-free interest rate	4.0%
Dividend yield	0.0%

On March 7, 2023, the Company granted 100,000 stock options, which have exercise prices of $0.27 and will expire on March 6, 2033, to Alan Grujic, upon appointing him to the Board of Directors. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on June 7, 2023.

During the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense for stock options of $206,306 and $87,823, respectively. There was no stock option activity during the six months ended June 30, 2022. The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of June 30, 2023	2,338,636	$0.41	7.1 years	$-
Options exercisable as of June 30, 2023	1,755,114	$0.45	6.2 years	$-

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of June 30, 2022	1,500,000	$0.49	8.0 years	$-
Options exercisable as of June 30, 2022	1,136,182	$0.49	8.0 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of June 30, 2023 and the exercise price, multiplied by the number of options. As of June 30, 2023, there was $153,924 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.75 years. The weighted-average fair value of awards granted was $0.26 and nil during the six months ended June 30, 2023 and 2022, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the six months ended June 30, 2023:

June 30,
2023
Expected term (years)	10.0
Volatility	366.4%
Risk-free interest rate	3.8%
Dividend yield	0.00

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

As of June 30, 2023, and December 31, 2022, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The below table presents total operating lease right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022:

	(in thousands)
	June 30,	December 31
	2023	2022
Operating lease right-of-use assets	$266	$303
Operating lease liabilities	$287	$325

The table below presents the maturities of operating lease liabilities as of June 30, 2023:

(in thousands)
Operating
Lease Payments
2023 (remaining)	56
2024	115
2025	118
2026	50
Total future lease payments	339
Less: discount	(52)
Total lease liabilities	$287

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of June 30, 2023 and December 31, 2022

	(in thousands)
	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	2.9	3.4
Weighted average discount rate	11.4%	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company will issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000.  The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP.  If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the issuance date.  The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As a result of this agreement, the Company recognized nil and $79,444 of consulting expense during the six months ended June 30, 2023 and 2022, respectively. Unrecognized consulting expense to be recognized under this agreement was nil as of June 30, 2023.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000, which was recorded to subscription receivable, to the Company in exchange for the following: (1) on September 26, 2021, 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common stock shares; (2) on March 26, 2022, 900,000 3-year warrants with an exercise price of $0.40 and 400,000 common stock shares; (3) on September 26, 2022, 900,000 3-year warrants with an exercise price of $0.50 and 400,000 common stock shares; and (4) on March 26, 2023, 900,000 3-year warrants with an exercise price of $0.60 and 400,000 common stock shares. On November 11, 2022, the Company and Mr. Blumberg entered into an amended agreement, upon which the exercise prices of the warrants were changed to $0.30. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term (years)	3.0
Volatility	108.7%
Risk-free interest rate	4.3%
Dividend yield	0.0%

During the six months ended June 30, 2023 and 2022, the Company recognized $590,840 and nil expense for the warrants issued to Mr. Blumberg, respectively. Total unrecognized expense for the warrants was $149,677 as of June 30, 2022. During the six months ended June 30, 2023 and 2022, the Company recognized $111,833 and nil expense for the shares of common stock due to Mr. Blumberg. As the remaining shares had not been issued as of June 30, 2023, the Company estimated the total amount of expense using the closing price of the Company’s stock as of June 30, 2023.

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

Expected term (years)	1.3
Volatility	164.6%
Risk-free interest rate	4.1%
Dividend yield	0.0%

During the six months ended June 30, 2023 and 2022, expense recorded for the warrants was nil. Unrecognized expense to be recognized for the warrants was nil as of June 30, 2023.

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

The Company estimated the fair value of the 800,000 warrants using the Black-Scholes option pricing model. Expense recorded for the warrants was nil during the six months ended June 30, 2023 and 2022. Unrecognized expense for the warrants was nil as of June 30, 2023.

The Company estimated the fair value of the warrants with market conditions using the binomial option pricing model and recognized expense of $90,344 for the warrants (representing the pro rata expense over the expected term of the warrants) during the six months ended June 30, 2023. Unrecognized expense for the warrants was $91,978 as of June 30, 2023.

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

8. NOTES PAYABLE

Short Term Notes Payable

On July 4, 2022, the Company entered into a premium finance agreement to finance its insurance policies totaling $123,889. Monthly payments of $11,409 are due on the note, including interest incurred at a rate of 5.0%. The note, which matured on May 4, 2023, had an outstanding balance of nil and $56,569 as of June 30, 2023 and December 31, 2022, respectively.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of June 30, 2023, the notes have been repaid in full.

The following table summarizes short-term notes payable, including related parties:

	Short-term notes payable, including related parties

	June 30, 2023	December 31, 2022
Dr. Cartwright	$-	$1
Premium Finance (insurance)	-	57
Short-term notes payable	$-	$58

As of June 30, 2023 and December 31, 2022, the short-term note payable due to a related party was nil and $619, respectively.

9.  CONVERTIBLE DEBT

Auctus Convertible Note

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

The total balance of Auctus convertible debt outstanding was $224,528 and $326,016 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the balance is included within “Short-term convertible debt” on the unaudited condensed consolidated balance sheet. As of December 31, 2022, $230,482 is included within “Short-term convertible debt” and $95,534 is included within “Long-term convertible debt” on the condensed consolidated balance sheet.

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which mature on May 17, 2024 (the “Maturity Date”). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into shares of common stock at the holder’s option, at a price of $0.50 per common stock share (the “conversion price”), subject to adjustment in certain events, at any time prior to maturity date; 2) upon successful uplist to a U.S. National Exchange, the note will automatically convert into the uplisting financing; 3) each debenture unit included 1,000 common stock warrants with an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into shares of common stock, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into shares of common stock at the Conversion Price; 5) Subject to a holder’s option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the shares of common stock is $1.50 per share of common stock or more for each trading day over a 30 consecutive trading day period, the Company may, at any time (the “Redemption Date”), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering shares of common stock to the holders of Convertible Debentures at a deemed price of $0.50 per share of common stock that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At June 30, 2023 and December 31, 2022, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $57,528 and $58,494, respectively. The bond payable discount and unamortized debt issuance costs as of June 30, 2023 and December 31, 2022 are presented below (in thousands):

	June 30, 2023	December 31, 2022
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Debt Issuance costs to be amortized	(26)	(40)
Debt Discount	(89)	(140)
Senior Secured Convertible Debenture	$1,015	$950

As of June 30, 2023, the balance of the Senior Secured Convertible Debenture is included in “Short-term convertible debt” within the unaudited condensed consolidated balance sheet. As of December 31, 2022, the balance of the Senior Secured Convertible Debenture is included in “Long-term convertible debt” within the condensed consolidated balance sheet.

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

The table below summarizes the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2022	48
Balance outstanding at December 31, 2022	$170

Interest accrued through June 30, 2023	5
Balance outstanding at June 30, 2023	$175

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2022	78
Balance outstanding at December 31, 2022	$297

Payments on outstanding debt	(19)
Interest accrued through June 30, 2023	8
Balance outstanding at June 30, 2023	$286

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Stock (convertible into 200,000 shares of common stock), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,580 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%.

During the six months ended June 30, 2023, Mr. Fowler forgave $35,171 of the outstanding balance of deferred compensation and, as of June 30, 2023, may forgive up to $163,439 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of June 30, 2023, the outstanding principal amount owed on the note was $101,674, of which $37,943 is included in “Current portion of long-term debt, related parties” and the remainder is included in “Long-term debt, related parties” within the unaudited condensed consolidated balance sheets. As of December 31, 2022, the outstanding principal amount owed on the note was $119,814, of which $36,830 is included in “Current portion of long-term debt, related parties” and the remainder is included in “Long-term debt, related parties” within the condensed consolidated balance sheets.

Future debt obligations at June 30, 2023 for debt owed to related parties is as follows:

Year	Amount (thousands)
2023 (remaining)	19
2024	39
2025	502
2026	3
Total	$563

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

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the six months ended June 30, 2023 and 2022, the Company made principal payments of $17,052 and $50,000 to Mr. Wells, respectively. As a result of these payments, Mr. Wells forgave equivalent amounts of the remaining amount of compensation. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

As of June 30, 2023 and December 31, 2022, the outstanding principal balance on the note was nil and $17,052, respectively. As of December 31, 2022, the balance is included in “Current portion of long-term debt” within the condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, accrued interest on the note was nil and $5,139, respectively.

11.  INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus (1) Series C, Series C1, Series C2, Series D, Series E, Series F and Series F-2 convertible preferred stock, convertible debt, (2) stock options and (3) warrants convertible into shares of common stock.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for per-share data):

	June 30,
	2023	2022

Net loss	(2,573)	(2,061)
Basic weighted average number of shares outstanding	50,138	23,526
Net loss per share (basic)	(0.05)	(0.09)
Diluted weighted average number of shares outstanding	50,138	23,526
Net loss per share (diluted)	(0.05)	(0.09)

Dilutive equity instruments (number of equivalent units):
Stock options	-	960
Preferred stock	-	12,151
Convertible debt	85	2,431
Warrants	-	12,702
Total Dilutive instruments	85	28,244

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt are anti-dilutive.

12.  SUBSEQUENT EVENTS

On July 4, 2023, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,073. Monthly payments of $12,041 are due on the note, including interest incurred at a rate of 7.9%. The note matures on May 4, 2024.

On July 17, 2023, the Company issued 38,400 common shares for Series D Preferred dividends.

On August 4, 2023, the Company issued 239,958 common shares for payment of interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

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

•	The impact of the conflict between Russia and Ukraine on economic conditions in general and on our business operations;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution, and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2023 we have an accumulated deficit of approximately $149.9 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. During the six months ended June 30, 2023 and 2022, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in the near future will be derived from sales of LuViva devices and disposables.

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

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants. The protocol was drafted with input from FDA and at least two prestigious clinical centers that will participate in the study. Four clinical centers have agreed to participate in the study and have granted institutional review board approval to start the study.  Budgets have been agreed to and clinical research agreements have been executed with all four institutions. The LuViva devices have been prepared and have passed bench testing in order to begin the study.  In addition to individual institutional review board approvals, on July 20, 2022 we announced that the study had also been approved by the designated central Institutional Review Board (“IRB”). Below is a summary of progress made toward starting the study after delays due primarily to Covid-19, the resulting staffing shortages at medical institutions and the back log of clinical studies that were put on the back burner in deference to Covid-19 related studies.

1)

Winship Cancer Center at Emory University (“Emory”) - On November 9, 2022, we received a letter from Emory’s IRB that we were conditionally approved to start the study, pending responses to three questions, which we provided to that IRB on November 10, 2022. All questions were addressed resulting in full institutional board approval for the study. We expect to start enrolling patients in the third quarter of 2023..

2)

University of Alabama at Birmingham (“UAB”) – In November of 2022 we were granted full scientific committee approval and local IRB approval. We signed the clinical research agreement with UAB on December 15, 2022 and began on site orientation and training in March of 2023. Recruiting of test subjects began in April 2023 and the first subjects were enrolled and tested on May 5, 2023, with enrollment continuing, but at a reduced pace due to the new cycle of physician fellowship appointments that typically occur at academic institutions during the summer months.

3)

The Company has signed a Clinical Trial Agreement and budget with a third site, Great Lakes Bay Health Centers, which has granted the Company approval to start the study, planned for the third quarter of 2023.

4)

A fourth site, Tidewater Clinical Research in Virginia Beach, VA has approved the study. Physician training on the use of LuViva and the clinical trial protocol occurred in July 2023 and patients are expected to be enrolled in the third quarter of 2023.

5)

The U.S. FDA has required, as a part of the quality control for the study, that the pathology diagnoses for patients enrolled in the study be performed at an institution different than the one enrolling patients. To that end, we have signed a research contract with the University of Florida Pathology Department to provide those services.

There can be no assurance that the studies will progress within the timeframes described above.

In China, the Chinese NMPA (National Medical Products Approval) study is being conducted at four clinical sites. According to enrollment tracking reports sent to us by our Chinese partner SMI in March of 2023, testing of over 320 patients of the approximately 441 evaluable patients needed for the study has been completed in the ongoing clinical trial for Chinese National Medical Products Administration (NMPA) approval. Further communication from SMI indicates that as of July 31, 2023, 365 of the 441 patients had been enrolled and tested. Based on this progress, the study could be completed during the third quarter of 2023  and submitted for approval shortly thereafter, although there can be no assurance that the study will be completed within this time frame.

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

Valuation of Equity Instruments Granted to Employee, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using either the Black-Scholes or binomial option pricing models.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the three months ended June 30, 2023 were $44,238, compared to $5,358 for the three months ended June 30, 2022. Cost of goods sold was $33,038 during the three months ended June 30, 2023, compared to $1,331 for the three months ended June 30, 2022. The increase in cost of goods sold in the current year was due to higher sales in the current quarter. While we currently hold and expect to generate purchase orders for approximately $3.0 million in LuViva devices and disposables, supply chain issues have caused delays in our ability to procure some of the electrical components that are needed for our products. As of June 30, 2023, we have a deferred revenue balance of $445,444 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in 2023 due to increased availability of certain parts.

Research and Development Expenses: Research and development expenses for the three months ended June 30, 2023 and 2022 were $66,164 and $9,155, respectively. The increase of $57,009, or 623%, was primarily due to an increase in research and development clinical costs and payroll expenses related to clinical trials.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended June 30, 2023 and 2022 were $60,930 and $36,701, respectively. The increase of $24,299, or 66%, was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses for the three months ended June 30, 2023 and 2022 were $1,389,034 and $676,015, respectively. The increase of $713,019, or 105%, was primarily due to $679,959 of expense recorded for warrants issued and a $30,000 increase in accrued salaries in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the period. Additionally, the Company recognized $59,216 of additional stock-based compensation expense during the period due to the modification of a stock option award and expense of $45,172 and $341,642 for warrants and common stock issued to Mr. Grujic and Mr. Blumberg, pursuant to their respective agreements. These increases were offset by a decrease of $317,566 in uplist-related expenses, a decrease of $23,866 in State of Delaware taxes, a decrease of $13,124 in rent expense, a $6,727 decrease in health insurance expenses and $61,510 of non-recurring write-offs of accrued salaries payable.

Interest Expense: Interest expense for the three months ended June 30, 2023 and 2022 was $68,711 and $255,616, respectively. The decrease of $186,905, or 73%, was due to a decrease in debt, resulting in lower interest recognized for outstanding notes payable and convertible debt during the three months ended June 30, 2023 versus the three months ended June 30, 2022.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the three months ended June 30, 2023 and 2022 was $220 and $14,304, respectively. The change in the fair value of the derivative liability was due to changes to our stock price during the period and a reduction in the principal amount of debt owed.

Gain from Extinguishment of Debt: Gain from extinguishment of debt for the three months ended June 30, 2023 and 2022 was $17,450 and $33,553, respectively. The decrease in the current period was due to a lower amount of debt forgiven as the amount of debt owed has declined.

Preferred Stock Dividends: Expense related to preferred stock dividends for the three months ended June 30, 2023 and 2022 was $47,497 and $81,445, respectively. The decrease of $33,948, or 42%, was driven by a lower amount of outstanding preferred stock due to conversions of preferred shares into shares of common stock.

Net loss: Net loss attributable to common stockholders during the three months ended June 30, 2023 and 2022 was $1,604,219 and $1,006,554, respectively. The increase in net loss of $597,665, or 59%, was due to the reasons outlined above.

There was no income tax benefit recorded for the three months ended June 30, 2023 or 2022, due to recurring net operating losses. A full valuation allowance has been recorded for the deferred tax assets generated from the net operating losses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

Sales Revenue, Cost of Sales and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the six months ended June 30, 2023 and 2022 were $66,287 and $9,983, respectively. Cost of goods sold was $41,827 during the six months ended June 30, 2023, compared to $2,277 for the six months ended June 30, 2022. The increase in cost of goods sold in the current year was due to higher sales in the current quarter. While we currently hold and expect to generate purchase orders for approximately $3.0 million in LuViva devices and disposables supply chain issues have caused delays in our ability to procure some of the electrical components that are needed for our products. As of June 30, 2023, we have a deferred revenue balance of $445,444 for sales of our products, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in 2023 due to increased availability of certain parts.

Research and Development Expenses: Research and development expenses were $73,310 and $30,564 during the six months ended June 30, 2023 and 2022, respectively. The increase of $42,746, or 140%, was primarily due to an increase in research and development clinical costs and payroll-related expenses related to clinical trials.

Sales and Marketing Expenses: Sales and marketing expenses were $133,975 and $76,943 during the six months ended June 30, 2023 and 2022, respectively. The increase of $57,032, or 74%, was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $2,165,467 and $1,062,461 during the six months ended June 30, 2023 and 2022, respectively. The increase of $1,103,006, or 104%, was primarily due to an increase of $889,251 in payroll and benefits (including payroll taxes), which was driven by $679,959 of additional expense recorded for warrants issued in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the period. Additionally, the Company recognized $59,216 of additional stock-based compensation expense during the period due to the modification of a stock option award. The increase in general and administrative expenses was also due to $285,541 of additional expense recognized for consulting and legal fees, which was primarily driven by $702,673 of expense recognized for the warrants and shares of common stock issued to Mr. Blumberg and $90,343 of expense for warrants issued to Mr. Grujic. The increase in consulting and legal fees was offset by a decline of $294,091 in attorney’s fees, $104,674 in corporate consulting fees and $61,297 in other professional fees. The increases were offset by a decrease of $61,510 due to non-recurring write-offs of accrued salaries payable and an overall decline of $9,507 in other general expenses, such as for utilities and supplies.

Interest Expense: Interest expense during the six months ended June 30, 2023 and 2022 was $134,391 and $356,642, respectively. The decrease of $222,251, or 62%, was due to a decrease in debt, which is a result of the Company’s concerted efforts to reduce debt through payoffs and exchanges.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability during the six months ended June 30, 2023 and 2022 was $5,038 and $8,064, respectively. The change in the fair value of the derivative liability was due to changes to our stock price during the period and a reduction in the principal amount of debt owed.

Gain from extinguishment of debt: The gain from extinguishment of debt during the six months ended June 30, 2023 and 2022 was $52,223 and $74,785, respectively. The decrease in the current period was due to a lower amount of debt forgiven as the amount of debt owed has declined.

Deemed Dividend for Warrant Exchanges: Expense related to deemed dividends was $65,296 and nil for the periods ended June 30, 2023 and 2022, respectively. The expense in the current period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends was $82,255 and $629,368 for the six months ended June 30, 2023 and 2022, respectively. The decrease of $547,113, or 87%, was primarily due to payment of a one-time, non-recurring 15% dividend to the Series F and Series F-2 Preferred shareholders which was paid via issuance of common stock in the first quarter of 2022. The decrease was also driven by a lower amount of outstanding preferred stock due to conversions of preferred shares into shares of common stock.

Net Loss: Net loss attributable to common stockholders was $2,572,726 for the six months ended June 30, 2023, compared to net loss of $2,061,552 during the six months ended June 30, 2022. The reasons for the increase in net loss are outlined above.

There was no income tax benefit recorded for the six months ended June 30, 2023 and 2022, due to recurring net operating losses. A full valuation allowance has been recorded for the deferred tax assets generated from the net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At June 30, 2023, the Company had a negative working capital of approximately $2.9 million, accumulated deficit of $149.9 million, and incurred a net loss including preferred dividends of $2.6 million for the six months then ended. Stockholders’ deficit totaled approximately $3.3 million at June 30, 2023, primarily due to recurring net losses from operations.

During the six months ended June 30, 2023, the Company raised $194,750 from warrant exercises. During the year ended December 31, 2022, the Company raised $3.2 million from the sale of common stock and warrants (net of expenses), and $531,878 of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

Liquidity

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of June 30, 2023, we had cash of approximately $1,358,363 and negative working capital of $2,906,614. Cash on hand is sufficient to fund our operations for the next seven months, upon which we will need to collect outstanding receivables and/or raise capital.

Our major cash flows for the six months ended June 30, 2023 consisted of cash used by operating activities of $936,093 and net cash used in financing activities of $18,119, which was derived from $194,750 of proceeds from warrant exercises, offset by payments made on outstanding debt.

Our major cash flows for the six months ended June 30, 2022 consisted of cash used by operating activities of $528,396, cash used for investing activities of $31,207 and net cash provided by financing activities of $361,759, which primarily derived from proceeds received from warrant exercises, offset by payments made on notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of June 30, 2023, due to the existence of a material weakness in our internal control over financial reporting. The Company currently lacks the resources to properly research and account for complex transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2023, the Company entered into various agreements with holders of the Company’s $0.20 strike price warrants, pursuant to which each holder separately agreed to exchange 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20. During the six months ended June 30, 2023, the Company received approximately $194,750 from the holders for the exercise of the 973,750 warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $65,296.

During the six months ended June 30, 2023, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. The warrants, which will expire on March 1, 2026, have an exercise price of $0.30.

On February 10, 2023, the Company granted 925,000 stock options to employees, executives and directors of the Company. The stock options, which have exercise prices of $0.2629, will expire on February 9, 2033. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on May 10, 2023. As of June 30, 2023, 150,000 of these options have been forfeited.

On March 7, 2023, the Company granted 100,000 stock options, which have exercise prices of $0.27 and will expire on March 6, 2033, to Alan Grujic, upon appointing him to the Board of Directors. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on June 7, 2023.

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors approved the issuance of 4,000,000 common stock warrants to Mark Faupel, upon his appointment to the Company’s Board as President and Chief Executive Officer. The warrants, which have a strike price of $0.25, are fully vested and will expire on May 13, 2028.

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
101.1*

Interactive data files for Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Income;  (iii) the Unaudited Condensed Consolidated Statements in Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

___________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: August 10, 2023

