Form 10-K
period 2023-12-31
GUIDED THERAPEUTICS INC
filed 2024-03-28
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was: $11,477,380.

As of March 28, 2024, the registrant had 55,613,449 shares of Common Stock, $0.001 par value per share, outstanding.

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

Corporate History

We are a Delaware corporation, originally incorporated in 1992 under the name “SpectRx, Inc.” On February 22, 2008, we changed our name to Guided Therapeutics, Inc. At the same time, we renamed our wholly-owned subsidiary, InterScan, which originally had been incorporated as “Guided Therapeutics, Inc.”

Our principal executive and operations facility is located at 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092, and our telephone number is (770) 242-8723.

Our Potential Market

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 604,000 new cases in 2020, an increase of 34,000 cases from 2018. For women living in less developed regions, however, cervical cancer is the second most common cancer, and 9 out of 10 women who die from cervical cancer reside in low- and middle-income countries. In 2022, GLOBOCAN, the international cancer tracking agency, estimated that approximately 342,000 women died from cervical cancer, with 89% of these deaths occurring in low- and middle-income countries.

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

The Developed World

The Pap test, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Since the introduction of screening and diagnostic methods, the number of cervical cancer deaths in the developed world has declined dramatically, due mainly to the increased use of the Pap test. However, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. Currently, about 50 million Pap tests are given annually in the United States and, combined with a pelvic exam as the standard of care, have an average price in the range of approximately $150 - $310 per exam.

After a Pap test returns a positive result for cervical cancer, accepted protocol calls for a visual examination of the cervix using a colposcope, usually followed by a biopsy, or tissue sampling, at one or more locations on the cervix. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the United States and Europe. According to industry reports by MD Save and Costhelper Health, leading online medical service providers, the cost of a colposcopy examination with biopsy in the United States is currently $1,300 or more, if performed in a hospital.

In 2019 and 2020, the American Society for Colposcopy and Cervical Pathology published new cervical cancer management guidelines based on patient risk profiles and test results.  The guidelines resulted in a complex algorithm that indicates whether woman has at least a 4% chance of developing a precancerous or cancerous condition of the cervix within a 2-year period.  If so, she is referred to colposcopy and biopsy.  This more conservative management approach may result in more women being referred to colposcopy and biopsy.

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

Internationally, we contract with country-specific or regional distributors. We believe that the international market will be significantly larger than the U.S. market due to the international demand for cervical cancer screening. We have executed formal distribution agreements covering over 40 countries, some of which have expired. We still have active contracts in place for countries including China and Southeast Asia (including Indonesia), Central & Eastern Europe and Russia. In addition to the US, China and Eastern/Central Europe we intend to focus on other  markets where we have or previously had regulatory approvals, such as those in the European Union, India and certain Persian Gulf countries, such as Saudi Arabia. The ongoing conflict in Ukraine may delay filing and approval to market in Russia.

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also previously obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya, which have all expired. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2023, we have sold 148 LuViva devices and approximately 78,400 single-use-disposable cervical guides to international distributors. In order to effect these sales, we have a sales team of three people and work through country and region specific medical device distributors.

Our Strengths

Currently, we are the only commercial stage company with a biophotonic technology that potentially addresses a large primary screening market and a potential R&D pipeline that could improve the early detection of numerous cancers that afflict men and women. Key strengths include:

•	The engineering and production risks have been largely addressed as we have sold 148 working systems worldwide.

•	Regulatory approvals have been granted covering over 40 countries, with most of these covered by our CE Mark.

•	We have legitimate pathways for securing marketing approvals in the two largest medical markets – the US and China, within a 1-2 year period.

•	The clinical results of our technology have been published in leading peer-reviewed journals by world famous, thought leading physicians.

Our Business Strategy

Our near-term goals are to accomplish the following over the next two years by pursuing the following strategies:

•	Seek US FDA approval by completing a clinical trial.

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

Manufacturing, Sales and Distribution

We manufacture the key subsystems of LuViva at our Georgia facility and final manufacturing is done at our contract manufacturing site in Hungary by NTI. Many of the specialized parts of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”), as amended on March 28, 2017, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacturing in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI will perform final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. This additional carve out has been agreed to by SMI. The Company has entered into several additional amendments with SMI, the latest of which was executed on March 27, 2024.

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

During the year ended December 31, 2023, we sold 5 instrumentation packages and various parts and raw materials, resulting in $107 thousand of gross revenue before returns and allowances. We have only limited experience in the production planning, quality system management, facility development, and production scaling that will be needed to bring production to increased sustained commercial levels. We will likely need to develop additional expertise to successfully manufacture, market, and distribute future products or applications of our technology for other cancers.

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $8.4 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.2 and $0.1 million in the years ended December 31, 2023 and 2022, respectively.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2023, we have 41 granted U.S. and foreign patents, collectively, relating to our biophotonic cancer detection technology that were developed in-house and are owned by the Company. Seven (7) patents are still currently active and 34 have since expired. Currently, we do not own third party patents, nor do we make any outside payments for patents.

Patents can be extended up to an additional five (5) years. However, patent term extension under the Hatch-Waxman Act does not occur automatically and the patent owner must file an application with the USPTO requesting term extension within 60 days of obtaining FDA marketing approval.

Patent No.	Title	Country	Grant Date	Expiration Date
7,174,927	Vacuum Source For Harvesting Substances	US	2/13/07	9/3/24
8,644,912	Method and Apparatus For Determining Tissue Characteristics	US	2/4/14	8/22/31
8,781,560	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	7/15/14	7/14/31
9,561,003	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	2/7/17	3/5/34
D714453	Mobile Cart and Hand Held Unit for Diagnostics of Measurement	US	9/30/14	9/30/28
D724199	Medical Diagnostic Stand Off Tube	US	3/10/15	3/10/29
D746475	Mobile Cart and Hand Held Unit for Diagnostics or Measurement	US	12/29/15	12/29/29

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

Employees and Consultants

As of December 31, 2023, we had four regular employees and two consultants to provide services to us on a full- or part-time basis. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Government Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the Chinese FDA (recently renamed the Chinese National Medical Product Administration (“NMPA”)), the U.S. FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. We held a follow up teleconference with FDA on January 28, 2020 and filed a pre-submission document to the Agency on February 17, 2020 that summarized the clinical protocol to be submitted for FDA review. We agreed with the FDA on the study protocol during the second quarter of 2021 and have begun enrollment of subjects in the clinical study. To date, approximately 100 patients have been enrolled and tested. We expect the study to be completed in 2024, however there can be no assurance that it will progress within our expected timeframe.

We remain committed to obtaining U.S. FDA approval as a priority. At the same time, we have narrowed our international focus to concentrate on markets with large screening populations, and where we currently have or are actively seeking regulatory approvals, such as China, the European Union and Indonesia. We believe the commercial opportunities are large and the clinical need is significant in these select international markets.

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

Distributors of medical devices may also be required to comply with other foreign regulatory agencies, and we or our distributors have in the past received marketing approval for LuViva from Health Canada, COFEPRIS in Mexico, the Ministry of Health in Kenya, and the Singapore Health Sciences Authority. However, most of these approvals have expired and would need to be updated in order sell LuViva in those countries. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in China or the United States, and requirements for those approvals may differ from those required by the NMPA or the U.S. FDA.

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

Because we must obtain additional funds through financing transactions or through new collaborative arrangements in order to grow the revenues of our cervical cancer detection product line, there exists substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to raise the funds necessary to fund our operations. If we do not secure additional funding when needed, we will be unable to conduct all of our product development efforts as planned, which may cause us to alter our business plan in relation to the development of our products. Even if we obtain additional funding, we will need to achieve profitability thereafter.

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2023, indicates that there is substantial doubt about our ability to continue as a going concern, because we have suffered recurring losses from operations and had an accumulated deficit of $151.1 million at December 31, 2023, summarized as follows:

Accumulated deficit as of December 31, 2019	$139.6
Preferred dividends for the year ended December 31, 2020	0.1
Net loss for the year ended December 31, 2020	0.3
Accumulated deficit as of December 31, 2020	140.0
Preferred dividends for the year ended December 31, 2021	0.4
Net loss for year ended December 31, 2021	2.0
Accumulated deficit as of December 31, 2021	142.4
Preferred dividends for the year ended December 31, 2022	0.6
Net loss for the year ended December 31, 2022	4.4
Accumulated deficit as of December 31, 2022	$147.4
Preferred dividends for the year ended December 31, 2023	0.2
Deemed dividends for warrant exchanges for the year ended December 31, 2023	0.1
Net loss for the year ended December 31, 2023	3.4
Accumulated deficit as of December 31, 2023	$151.1

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. As of December 31, 2023 and 2022, our accumulated deficit was approximately $151.1 million and $147.4 million, respectively.

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

As of December 31, 2023, our products have achieved and maintain both ISO 13485:2016 certification and the CE Mark through our contract manufacturer, Newmars Technologies.

For our products to be marketed and sold in the People’s Republic of China, they must gain approval from the NMPA, formerly known as the Chinese Food and Drug Administration. We are working with our partner in China, Shandong Yaohua Medical Instrument Corporation, to achieve NMPA approval. In 2022 compliance testing for device safety was passed and late in 2023 enrollment in the pivotal clinical trial was completed at four hospitals. Our Chinese partner, SMI, expects the clinical trial data to be filed with NMPA in the first quarter of 2024.

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

Currently, we have not obtained clearance or approval from the U.S. FDA, however we have agreed with the U.S. FDA on the clinical trial protocol and have initiated a clinical trial protocol involving approximately 400 study participants.

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

As of December 31, 2023, we have been issued, or have rights to, 27 U.S. patents (including those under license). In addition, we have filed for, or have rights to, one U.S. patents (including those under license) that is still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

We do not have manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full-scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. In the past, we have had substantial difficulties in establishing and maintaining manufacturing for our products and those difficulties impacted our ability to increase sales. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

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

Our outstanding indebtedness, which includes all of our liabilities, was $5.5 million at December 31, 2023. The terms of our indebtedness could have negative consequences to us, such as:

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

Our certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of preferred stock of which 6,882 were outstanding as of December 31, 2023. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

No dividends on our common stock have been paid by us to date. We do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our Board, after taking into account a multitude of factors appropriate in the circumstances, including our operating results, financial condition and current and anticipated cash needs. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends unless certain consents are obtained, and certain conditions are met.

In connection with the audits of our financial statements as of and for the years ended December 31, 2023 and 2022, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2023 and 2022, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”) were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The material weaknesses identified arose from a lack of resources to properly research and account for complex transactions and a lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions.

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more analysts downgrade our shares or publish inaccurate or unfavorable research about our business, our shares price may decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our shares may decrease, which may cause our shares price and trading volume to decline.

The number of shares of our common stock issuable upon the conversion of our outstanding convertible debt and preferred stock or exercise of outstanding warrants and options is substantial.

As of December 31, 2023, our outstanding convertible debt was convertible into an aggregate of 2,809,278 shares of our common stock, and the outstanding shares of our Series C, Series C1, Series C2, Series D, Series E, Series F and Series F-2 preferred stock were convertible into an aggregate of 19,020,513 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 28,584,580 shares, and outstanding options to purchase 2,338,636 shares. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 97.5% of the total number of shares of common stock then issued and outstanding.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity is an area of increasing concern to management and our investors. By design, our device and software (LuViva) are not connected to the internet. Patient results cannot be saved to the device and must first be downloaded to a flash drive and then transferred to another computer or cloud-based system to be saved. The design of our product limits our exposure to the compliance requirements of NIST 800-171. Our Company generally keeps all employee personally identifiable information with our payroll service provider. Each year the provider furnishes us with their SOC report which includes their cybersecurity policies and procedures.

The board of directors, as a whole, has oversight responsibility for our strategic and operational risks, while we engage consultants who are responsible for day-to-day assessment and management of cybersecurity risks and who report regularly to the board of directors. We have previously experienced cybersecurity incidents, from time to time. These incidents have not materially affected our business strategy, results of operations or financial condition. We are not currently aware of any cybersecurity incidents that would have a material effect on our business strategy, results of operations or financial condition. Nevertheless, there is always a risk that a phishing attempt, ransomware or other attack by a bad actor could have a material adverse effect on our financial position or results of operations. Based on information currently available, management does not believe that there is a reasonably likely risk of these issues, nevertheless the possibility of one occurring cannot be completely ruled out.

Item 2. PROPERTIES

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located at 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092, where we lease approximately 12,835 square feet under a lease that expires in May 2026.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in various legal claims arising out of our operations in the normal course of business, we are not currently subject to any claims or actions that we believe would have a material adverse effect on our financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Holders

Our common stock is listed on the OTCQB under the ticker symbol “GTHP.” The number of record holders of our common stock at March 13, 2024 was 159.

The high and low common stock share prices for the first quarter of 2024 and calendar years 2023 and 2022, as reported by the OTCQB, were as set forth in the following table:

	2024		2023		2022
	High	Low	High	Low	High	Low
First Quarter*	$0.19	$0.13	$0.36	$0.20	$0.70	$0.46
Second Quarter	$-	$-	$0.28	$0.11	$0.73	$0.38
Third Quarter	$-	$-	$0.28	$0.11	$0.59	$0.40
Fourth Quarter	$-	$-	$0.19	$0.13	$0.48	$0.23
*Through March 13, 2024

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

Securities authorized for issuance under equity compensation plans as of December 31, 2023:

Plan Description	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
2018 Equity Incentive Plan	2,338,636	$0.41	3,659,411

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes in Part II, Item 8. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. You should review the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Annual Report for a discussion of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2023 we have an accumulated deficit of approximately $151.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2022 and 2023, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2024 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with our distributors, including an amended agreement executed on February 17, 2024, we currently hold and expect to generate additional purchase orders for approximately $4.4 million in LuViva devices and disposables and expect those purchase orders to result in actual sales of $1.5 to $2.5 million throughout in 2024, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The protocol was drafted with input from FDA and at least two prestigious clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites are fully IRB approved. All four sites have received LuViva devices and have been trained on their use. One site unexpectedly needed additional approvals from the local hospital that is contributing subjects to the study, but that approval was recently granted. Three of the four sites have undergone one or more clinical study monitoring visits by Company clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol. Findings from the initial clinical study monitoring visits include:

1)	There have not been any adverse events reported related to the use of LuViva.

2)	All three monitored clinical study sites are adhering to the study protocol and are completing the necessary case report forms according to FDA standards.

3)	Enrollment rates predictably slowed down over the Thanksgiving and Christmas holidays but have increased during 2024.

4)	Approximately 100 patients have been enrolled and tested.

Based on current and expected enrollment rates, we expect the study to be completed in 2024, however there can be no assurance that the study will progress within the expected timeline.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, has reported to us that as of December 2023, all study subjects needed for Chinese National Medical Products Administration (NMPA) approval have been enrolled and tested. There have been no reports of any adverse events from the study associated with the LuViva device. SMI believes that they can file the clinical report with NMPA during the second quarter of 2024 and that approval could occur in 2024, although there can be no assurance that NMPA filing and approval will be completed within the projected time frames.

In Europe, our distribution partners, Newmars Medical Technologies (“Newmars”), reported that sales efforts have restarted after delays caused by Covid-19. They are now actively pursuing potential customers in Poland, Hungary and Romania.

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

Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach (in limited circumstances). Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and reallocation of changes in standalone selling prices after inception is not permitted.

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

Allowance for Accounts Receivable: The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for credit losses is recorded for any amounts deemed uncollectable. The allowance is adjusted based on our assessment of the ability of our distributors to make required payments and our review of the financial condition of our distributors.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred.

RESULTS OF OPERATIONS

COMPARISON OF 2023 and 2022

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the year ended December 31, 2023 were $97,706, compared to $13,459 for the year ended December 31, 2022. Cost of goods sold was $62,382 during the year ended December 31, 2023, compared to $80,656 during the year ended December 31, 2022. The decrease of $18,274 in cost of goods sold was primarily caused by a $33,573 increase in the inventory reserve during 2022 and a larger amount of inventory write-offs, which resulted in a negative gross margin during 2022. While we currently hold purchase orders with our partner SMI for approximately $4.4 million in LuViva devices and disposables, supply chain issues due to COVID-19 have caused delays in our ability to procure the circuit boards that are needed to ship our products. As of December 31, 2023, we have deferred revenue balance of $424,225, which will be recognized as revenue when our products are shipped. We anticipate recognizing revenue for these shipments in 2024.

Research and Development Expenses: Research and development expenses were $228,132 and $76,892 during the years ended December 31, 2023 and 2022, respectively. The increase of $128,676, or 167.3%, was primarily due to an increase in research and development clinical costs and payroll-related expenses related to clinical trials.

Sales and Marketing Expenses: Sales and marketing expenses were $268,375 and $181,024 during the years ended December 31, 2023 and 2022, respectively. The increase of $87,351, or 48.3%, was primarily due to higher travel and payroll-related expenses.

General and Administrative Expense: General and administrative expenses were $2,997,424 and $3,007,148 during the years ended December 31, 2023 and 2022, respectively. The decrease of $9,724, or 0.3%, was due to a decrease of $858,591 of consulting, attorney and other professional fees (attributed to lower fees incurred for SEC filings), a $21,650 decrease in bad debt expense, and a $5,580 decrease in other miscellaneous operating expenses. These decreases were offset by an $812,764 increase in payroll and benefits expense and a $60,333 increase in expense related to stock options during 2023. The increase in payroll and benefits was primarily driven by $679,959 of additional expense recorded for warrants issued in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the current year.  The increase in stock option expense was primarily driven by $59,216 of additional expense due to the modification of a stock option award.

Interest Expense: Interest expense during the years ended December 31, 2023 and 2022 was $278,350 and $582,174, respectively. The decrease of $303,824 (or 52.2%), was due to a decrease in debt, which is a result of the Company’s concerted efforts to reduce debt through payoffs and exchanges of debt for equity.

Interest Income: Interest income was $6,119 and nil during the years ended December 31, 2023 and 2022, respectively. During 2023, the Company opened a Preferred Deposit Business account which earned interest on the cash deposited.

Change in Fair Value of Derivative Liability: The gain due to the change in fair value of the derivative liability was $5,104 and $26,785 during the years ended December 31, 2023 and 2022, respectively. The change in the fair value of the derivative liability was due to changes to our stock price during the period and a reduction in the principal amount of debt owed.

Gain (Loss) from Extinguishment of Debt: The gain from extinguishment of debt during the year ended December 31, 2023 was $196,206, compared to a loss on extinguishment of debt of $468,719 during the year ended December 31, 2022. The gain recognized in the current year was due to forgiveness of debt. The loss recognized in the prior year was primarily due to the Auctus Exchange Agreement, which resulted in a loss on extinguishment of $626,776. The loss in the prior year was partially offset by forgiveness of debt.

Other Income: Other income for the years ended December 31, 2023 and 2022 was $39,271 and $16,551, respectively. The increase of $22,720, or 137.3%, was primarily due to an increase in write-offs of accounts payable, balances that management no longer considered to be valid liabilities, in the current year.

Deemed Dividend for Warrant Exchanges: Expense related to deemed dividends was $98,972 and nil for the years ended December 31, 2023 and 2022, respectively. The expense in the current period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends was $170,803 and $631,356 during the years ended December 31, 2023 and 2022, respectively. The decrease of $460,553 (or 72.9%) was primarily due to payment of a one-time, non-recurring 15% dividend to the Series F and Series F-2 Preferred shareholders which was paid via issuance of common stock in the first quarter of 2022. The decrease was also driven by a lower amount of outstanding preferred stock due to conversions of preferred shares into shares of common stock.

Net Loss: Net loss attributable to common stockholders was $3,759,032 and $4,972,174 during the years ended December 31, 2023 and 2022, respectively. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for 2023 or 2022, due to recurring net operating losses and the full valuation allowance recognized against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At December 31, 2023, the Company had a negative working capital of approximately $3.4 million, accumulated deficit of $151.1 million, and incurred a net loss including preferred and deemed dividends of $3.8 million for the year then ended. Stockholders’ deficit totaled approximately $3.8 million at December 31, 2023, primarily due to recurring net losses from operations. We expect our capital expenses and operational expenses to increase in the future due to increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

The Company may need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity or equity-linked securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business as planned and as a result may be required to scale back or cease operations, which could cause our stockholders to lose some or all of their investment in us. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for working capital, funding clinical studies, and other costs associated with achieving regulatory approval to sell our products. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. We anticipate we will require approximately $1.8 million to $2.2 million of funds to operate our business over the next twelve months, including approximately $0.6 million of funds to complete our ongoing clinical studies.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of December 31, 2023, we had cash of approximately $0.59 million and negative working capital of $3.4 million.

Our major cash flows for the year ended December 31, 2023 consisted of cash used for operating activities of $1.75 million and net cash provided by financing activities of $24 thousand, which was attributed to proceeds from warrant exercises, less payments made on notes payable.

Our major cash flows for the year ended December 31, 2022 consisted of cash used for operating activities of $1.48 million and net cash provided by financing activities of $3.18 million, which was primarily attributed to $3.19 million of proceeds from issuances of common stock and warrants.

Contingencies

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

GUIDED THERAPEUTICS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Page Two

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation

The Company issues stock options and warrants to officers, employees and service providers of the Company.  The fair value of these equity instruments is determined as of the grant date using either the Black-Scholes or binomial option pricing models.  The selection of the valuation methodology and assumptions utilized in the models are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and expected term.

We identified management’s judgments and assumptions used in the valuation of the warrants and stock options as a critical audit matter because of the significant judgments made by management to determine the grant date fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation methodology and related assumptions.

How the Critical Audit Matter was Addressed

The primary procedures we performed to address this critical audit matter included the following:

•	We obtained and inspected the underlying agreements and management’s valuation analyses, including supporting schedules.

•	We agreed inputs used in the models to the a) underlying agreement such as the number of options or warrants and b) observable third party inputs, such as Company’s stock price as of the grant date and the risk-free interest rate.

•	We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value that would result from changes in these assumptions.

•	With the assistance of our valuation specialists, we evaluated management’s valuation methodology, including the selection of the pricing model.

•	With the assistance of our valuation specialists, we evaluated the reasonableness of management’s assumptions and the source of the information underlying those assumptions, including the risk-free interest rate, volatility and expected term.

•	With the assistance of our valuation specialists, we assessed whether management’s calculations of the fair values were applied in accordance with the selected methodology, including testing the mathematical accuracy of the valuation analyses.

•	We assessed whether the disclosures in the consolidated financial statements are complete and accurate.

We have served as the Company’s auditor since 2007.

UHY LLP

Sterling Heights, Michigan

March 28, 2024

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,	December 31,
	2023	2022
ASSETS

Current Assets:
Cash and cash equivalents	$591	$2,313
Accounts receivable, net of allowance for credit losses of $2 and $48 at December 31, 2023 and 2022, respectively.	7	6
Inventory, net of reserves of $818 at December 31, 2023 and 2022.	632	548
Other current assets	163	137
Total current assets	1,393	3,004

Non-Current Assets:
Property and equipment, net	32	42
Operating lease right-of-use asset, net of amortization	227	303
Other assets	17	17
Total non-current assets	276	362

TOTAL ASSETS	$1,669	$3,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,991	$2,186
Accounts payable, related parties	32	39
Accrued liabilities	970	1,247
Deferred revenue	424	509
Current portion of lease liability	91	79
Current portion of long-term debt	-	17
Current portion of long-term debt, related parties	39	504
Short-term notes payable	59	57
Short-term notes payable, related parties	-	1
Short-term convertible debt	1,203	230
Total current liabilities	4,809	4,869

Long-Term Liabilities
Long-term lease liability	155	246
Derivative liability	-	5
Long-term convertible debt	-	1,046
Long-term debt, related parties	511	83
Total long-term liabilities	666	1,380

Total liabilities	5,475	6,249

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2023 and 2022. Liquidation preference of $286 at December 31, 2023 and 2022.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of December 31, 2023 and 2022. Liquidation preference of $1,049 at December 31, 2023 and 2022.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of December 31, 2023 and 2022. Liquidation preference of $2,700 at December 31, 2023 and 2022.	439	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of December 31, 2023 and 2022. Liquidation preference of $438 at December 31, 2023 and 2022.	159	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of December 2023 and 2022. Liquidation preference of $883 and $888 at December 31, 2023 and 2022, respectively.	834	839
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 shares issued and outstanding as of December 31, 2023 and 2022. Liquidation preference of $1,006 and $1,056 at December 31, 2023 and 2022, respectively.	838	880
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of December 31, 2023 and 2022. Liquidation preference of $520 and $535 at December 31, 2023 and 2022, respectively.	475	489
Common stock, $0.001 par value; 500,000 shares authorized, 54,105 and 48,596 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	3,441	3,437
Additional paid-in capital	140,983	138,090
Treasury stock at cost	(132)	(132)
Accumulated deficit	(151,118)	(147,359)

Total stockholders’ deficit	(3,806)	(2,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,669	$3,366

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended
	December 31,
	2023	2022

Sales - devices and disposables	$98	$13
Cost of goods sold	62	81
Gross profit (loss)	36	(68)

Operating expenses:
Research and development	228	77
Sales and marketing	268	181
General and administrative	2,997	3,007
Total operating expenses	3,493	3,265

Loss from operations	(3,457)	(3,333)

Other income (expense)
Interest expense	(278)	(582)
Interest income	6	-
Change in fair value of derivative liability	5	27
Gain (Loss) from extinguishment of debt	196	(469)
Other income	39	16
Total other income (expense)	(32)	(1,008)

Loss before income taxes	(3,489)	(4,341)
Provision for income taxes	-	-

Net loss	(3,489)	(4,341)
Deemed dividend for warrant exchanges	(99)	-
Preferred stock dividends	(171)	(631)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,759)	$(4,972)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.07)	$(0.15)
Diluted	$(0.07)	$(0.15)

Weighted average shares outstanding
Basic	51,131	32,505
Diluted	51,131	32,505

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023
(in thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159

Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159

	Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1	$839	1	$880	-	$489

Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	(5)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(42)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(14)
Issuance of common stock for payment of interest	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance at December 31, 2023	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)

Common stock warrants exercised	3,129	3	469	-	-	472
Issuance of common stock for payment of Series D preferred dividends	152	-	30	-	-	30
Issuance of common stock for payment of Series E preferred dividends	379	-	61	-	-	61
Issuance of common stock for payment of Series F preferred dividends	233	-	53	-	-	53
Issuance of common stock for payment of Series F-2 preferred dividends	121	-	29	-	-	29
Conversion of Series E preferred stock to common stock	20	-	5	-	-	-
Conversion of Series F preferred stock to common stock	200	-	42	-	-	-
Conversion of Series F-2 preferred stock to common stock	60	-	14	-	-	-
Issuance of common stock for payment of interest	418	-	119	-	-	119
Settlement of previously accrued professional fees through common stock issuance	800	1	167	-	-	168
Stock-based compensation	-	-	1,806	-	-	1,806
Impact of warrant exchanges	-	-	99	-	(99)	-
Accrued preferred dividends	-	-	(1)	-	(171)	(172)
Net loss	-	-	-	-	(3,489)	(3,489)

Balance at December 31, 2023	54,106	$3,441	$140,983	$(132)	$(151,118)	$(3,806)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022
(in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	-	$105	1	$170	3	$531	1	$276

Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuances of common stock to investors	-	-	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-	-	-
Conversion of Series C-2 preferred stock to common stock	-	-	-	-	(1)	(92)	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-	-	(117)
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-	-	-
Impact of Auctus exchange	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F-2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	2	$1,639	1	$1,187	3	$2,963

Common stock warrants exercised	-	-	-	-	-	-
Issuances of common stock to investors	-	-	-	-	-	-
Issuances of warrants to investors	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	-	-	-	-	-	-
Conversion of Series C-2 preferred stock to common stock	-	-	-	-	-	-
Conversion of Series D preferred stock to common stock	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	(1)	(800)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(307)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	(3)	(2,474)
Stock-based compensation	-	-	-	-	-	-
Issuances of warrants to consultants	-	-	-	-	-	-
Impact of Auctus exchange	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance at December 31, 2022	1	$839	1	$880	-	$489

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2021	13,673	$3,403	$126,800	$(132)	$(142,387)	$(5,445)
Common stock warrants exercised	5,128	5	841	-	-	846
Issuances of common stock to investors	6,712	7	1,422	-	-	1,429
Issuances of warrants to investors	-	-	1,795	-	-	1,795
Issuance of common stock for payment of Series D preferred dividends	82	-	47	-	-	47
Issuance of common stock for payment of Series E preferred dividends	181	-	102	-	-	102
Issuance of common stock for payment of Series F preferred dividends	162	-	107	-	-	107
Issuance of common stock for payment of Series F-2 preferred dividends	114	-	75	-	-	75
Issuance of common stock for payment of interest	242	-	150	-	-	150
Issuance of common stock for Series F and Series F-2 one-time 15% dividends	624	1	399	-	-	400
Conversion of Series C-2 preferred stock to common stock	1,125	1	91	-	-	-
Conversion of Series D preferred stock to common stock	975	1	116	-	-	-
Conversion of Series E preferred stock to common stock	3,390	3	797	-	-	-
Conversion of Series F preferred stock to common stock	1,480	1	306	-	-	-
Conversion of Series F-2 preferred stock to common stock	10,808	11	2,463	-	-	-
Stock-based compensation	-	-	176	-	-	176
Issuances of warrants to consultants	-	-	1,204	-	-	1,204
Impact of Auctus exchange	3,900	4	1,199	-	-	1,203
Accrued preferred dividends	-	-	-	-	(631)	(631)
Net loss	-	-	-	-	(4,341)	(4,341)
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)

The accompanying notes are an integral part of these consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,489)	$(4,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2	23
Inventory reserve	-	81
Depreciation	9	4
Amortization of debt issuance costs and discounts	130	143
Stock-based compensation	1,806	1,381
Change in fair value of derivative liability	(5)	(27)
Amortization of lease right-of-use-asset	76	68
Loss on extinguishment of debt	-	655
Gain from forgiveness of debt	(196)	(186)
Other non-cash expenses	26	172
Change in operating assets and liabilities:
Accounts receivable	(3)	16
Inventory	(84)	(58)
Other current assets	103	363
Accounts payable and accrued liabilities	43	122
Lease liabilities	(79)	(67)
Deferred revenue	(85)	172
NET CASH USED IN OPERATING ACTIVITIES	(1,746)	(1,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	436	532
Payments made on notes payable	(412)	(540)
Proceeds from issuance of common stock, net of costs	-	1,392
Proceeds from issuance of warrants, net of costs	-	1,796
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24	3,180

NET CHANGE IN CASH	(1,722)	1,670

Cash at beginning of period	2,313	643

CASH AT END OF PERIOD	$591	$2,313

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$107	$149

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$171	$631
Deemed dividends for warrant exchanges	$99	$-
Settlement of interest through common stock issuance	$119	$151
Settlement of dividends through common stock issuance	$173	$730
Settlement of previously accrued professional fees through common stock issuance	$168	$-
Conversion of Series C-2 preferred shares into common stock	$-	$92
Conversion of Series D preferred shares into common stock	$-	$118
Conversion of Series E preferred shares into common stock	$5	$800
Conversion of Series F preferred shares into common stock	$42	$308
Conversion of Series F-2 preferred shares into common stock	$14	$2,473
Directors and Officers insurance obtained with financing	$129	$124

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of December 31, 2023 and 2022, and the consolidated results of operations and cash flows for the years ended December 31, 2023 and 2022 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2023, it had an accumulated deficit of approximately $151.1 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At December 31, 2023, the Company had a negative working capital of approximately $3.4 million, accumulated deficit of $151.1 million, and incurred a net loss including preferred and deemed dividends of $3.8 million for the year then ended. Stockholders’ deficit totaled approximately $3.8 million at December 31, 2023, primarily due to recurring net losses from operations.

During the year ended December 31, 2023, the Company received $436 thousand of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for credit losses, inventory valuation and input variables for Black-Scholes and binomial option pricing models. The Company uses the binomial option pricing model for the calculation of the fair value of freestanding warrants with market conditions.

Recent Accounting Standard (“ASU”) to Be Adopted in a Future Period

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2025.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Accounts Receivable

The Company performs periodic credit evaluations of its distributors’ financial conditions and generally does not require collateral. The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for credit losses is recorded for any amounts deemed uncollectable. Uncollectibility is determined based on the determination that a distributor will not be able to make payment and the time frame has exceeded one year. The Company does not accrue interest receivables on past due accounts receivable.

Concentrations of Credit Risk

The Company maintains cash balances that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $156,112 and $2,064,772 as of December 31, 2023 and 2022, respectively.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. As of December 31, 2023 and 2022, our inventories were as follows:

	(in thousands)
	December 31,	December 31,
	2023	2022

Raw materials	$1,360	$1,260
Work-in-progress	46	68
Finished goods	44	38
Inventory reserve	(818)	(818)

Total inventory	$632	$548

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at December 31, 2023 and 2022:

	(in thousands)
	December 31,	December 31,
	2023	2022

Equipment	$951	$1,083
Software	634	656
Furniture and fixtures	17	41
Leasehold improvements	12	12

Subtotal	1,614	1,792
Less accumulated depreciation	(1,582)	(1,750)
Property, equipment and leasehold improvements, net	$32	$42

During the year ended December 31, 2023, we disposed of approximately $177,685 of fixed assets that were fully depreciated, resulting in no gain or loss on disposal recognized during the year then ended. Depreciation expense related to property and equipment for the years ended December 31, 2023 and 2022 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs aggregated to approximately $30,500 and $5,400 during the years ended December 31, 2023 and 2022, respectively.

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

Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 are summarized as follows:

	(in thousands)
	December 31, 2023	December 31, 2022

Compensation	$401	$444
Professional fees	216	285
Interest	90	189
Vacation	27	41
Preferred dividends	228	231
Stock subscription payable	-	36
Other accrued expenses	8	21

Total	$970	$1,247

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

The Company’s revenues do not require significant estimates or judgments and are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $424,225, $509,101 and $337,315 as of December 31, 2023, 2022 and 2021, respectively.

Significant Customers

As of December 31, 2023, accounts receivable of $7,442 (net of the allowance for credit losses of $1,500) were attributed to two customers. As of December 31, 2022, accounts receivable of $6,312 (net of the allowance for credit losses of $48,172) was attributed to one customer.

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

The Company has filed its 2022 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2023, the Company had approximately $66.4 million of net operating losses carryforward available. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

The Company records its derivative activities at fair value. There were no derivative liabilities recorded as of December 31, 2023. As of December 31, 2022, we had one derivative liability associated with the bifurcated conversion option of a loan due to Auctus Funds, LLC (“Auctus”) in the amount of $326,016. There was no movement of instruments between fair value hierarchy tiers during the years ended December 31, 2023 or 2022.

The following tables present the fair value of those liabilities measured on a recurring basis as of December 31, 2022:

	Fair Value at December 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Auctus $326,016 loan on December 17, 2019	-	-	(5)	(5)

Total long-term liabilities at fair value	$-	$-	$(5)	$(5)

The following is a summary of changes to Level 3 instruments during the year ended December 31, 2023:

(in thousands)

Balance at December 31, 2022	$(5)
Change in fair value during the period	5

Balance at December 31, 2023	$-

4. STOCKHOLDERS’ DEFICIT

Sales of Securities – 2022

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

After payment of all fees and expenses relating to the transaction, the Company received net proceeds of approximately $3.2 million. The primary use of proceeds was to fund the completion and filing of clinical study data needed for FDA approval of the Company’s LuViva Advanced Cervical Scan. The proceeds were also used to support international distribution partners to grow sales and for general and administrative expenses.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of December 31, 2023 and 2022, 54,105,101 and 48,595,715 common shares were issued and outstanding, respectively.

During the years ended December 31, 2023 and 2022 the Company issued 5,509,386 and 34,922,132 shares of common stock, respectively, as summarized in the following tables:

Number of Shares

Issuances of common stock to investors	6,711,540
Issuances of common stock for warrants exercised	5,127,923
Issuances of common stock to Auctus for Exchange Agreement	3,900,000
Issuances of common stock for payment of Series D Preferred dividends	81,973
Issuances of common stock for payment of Series E Preferred dividends	179,858
Issuances of common stock for payment of Series F Preferred dividends	163,214
Issuances of common stock for payment of Series F-2 Preferred dividends	114,304
Issuances of common stock for payment of interest	241,914
Issuances of common stock for Series F one-time 15% dividend	255,401
Issuances of common stock for Series F-2 one-time 15% dividend	368,505
Conversion of Series C-2 Preferred stock to common stock	1,124,500
Conversion of Series D Preferred stock to common stock	975,000
Conversion of Series E Preferred stock to common stock	3,390,000
Conversion of Series F Preferred stock to common stock	1,480,000
Conversion of Series F-2 Preferred stock to common stock	10,808,000
Total common stock issued during the year ended December 31, 2022	34,922,132

Common stock warrants exercised	3,128,274
Issuance of common stock for payment of Series D preferred dividends	151,347
Issuance of common stock for payment of Series E preferred dividends	378,294
Issuance of common stock for payment of Series F preferred dividends	233,308
Issuance of common stock for payment of Series F-2 preferred dividends	120,284
Issuance of common stock for payment of interest	417,879
Issuance of common stock to consultants	800,000
Conversion of Series E preferred stock to common stock	20,000
Conversion of Series F preferred stock to common stock	200,000
Conversion of Series F-2 preferred stock to common stock	60,000
Total common stock issued during the year ended December 31, 2023	5,509,386

Summary table of common stock transactions:
Shares outstanding at December 31, 2021	13,673,583
Common shares issued during the year ended December 31, 2022	34,922,132
Shares outstanding at December 31, 2022	48,595,715
Common shares issued during the year ended December 31, 2023	5,509,386
Shares outstanding at December 31, 2023	54,105,101

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2023 and December 31, 2022, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of December 31, 2023 and 2022. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2023 and 2022, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at December 31, 2023 and 2022.

At December 31, 2023 and 2022, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 2,098,500 common shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Convertible Preferred Stock, including the chairman of the Company’s board of directors, the former Chief Operating Officer (now the Chief Executive Officer) and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Convertible Preferred Stock. In total, for 3,262.25 shares of Series C1 Convertible Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Convertible Preferred Stock.

At December 31, 2023 and 2022, there were 2,700 shares outstanding, each with a conversion price of $0.50 per share, such that each share of Series C preferred stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 5,400,000 common shares.

The terms of the Series C2 Convertible Preferred Stock are substantially the same as the Series C1 shares, except that (i) shares of Series C1 Convertible Preferred Stock were not convertible into the Company’s common stock by their holder for a period of 180 days following the date of the filing of the Certificate of Designation (the “Lock-Up Period”); (ii) the Series C2 Convertible Preferred Stock has the right to vote as a single class with the Company’s common stock on an as-converted basis, notwithstanding the Lock-Up Period; and (iii) the Series C2 Convertible Preferred Stock will automatically convert into that number of securities sold in the next Qualified Financing (as defined in the Exchange Agreement) determined by dividing the stated value ($1,000 per share) of such share of Series C2 Preferred Stock by the purchase price of the securities sold in the Qualified Financing.

During the year ended December 31, 2022, the Company issued 1,124,500 common stock shares for the conversion of 562.25 shares of Series C2 Preferred stock. As of December 31, 2023 and 2022, 2,700 shares of Series C2 Convertible Preferred stock remained outstanding with a conversion price of $0.50 per share, such that each share of Series C2 Convertible Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 5,400,000 common shares.

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of December 31, 2023 and 2022. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the year ended December 31, 2023, the Company issued 151,347 shares of common stock for payment of Series D Preferred Stock dividends.

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

During the year ended December 31, 2022, the Company issued (1) 975,000 common stock shares for the conversion of 325 shares of Series D Preferred Stock, and (2) 81,973 shares of common stock for the payment of accrued Series D Preferred Stock dividends.

As of December 31, 2023 and 2022, the Company had accrued dividends for Series D preferred shares of $8,360 and $8,213, respectively.

Series E Convertible Preferred Stock

The board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 and 888 of which remained outstanding as of December 31, 2023 and 2022, respectively. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000, subject to the increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, at the option of the Company, shares of common stock.

During the year ended December 31, 2023, the Company issued (1) 20,000 shares of common stock for the conversion of 5 shares of Series E Convertible Preferred Stock, and (2) 378,294 shares of common stock for payment of Series E Preferred Stock dividends.

During the year ended December 31, 2022, the Company issued (1) 3,390,000 common stock shares for the conversion of 847.5 shares of Series E Convertible Preferred Stock, and (2) 179,858 common stock shares for the payment of Series E Preferred Stock dividends.

As of December 31, 2023 and 2022, the Company had accrued dividends of $30,272 and $30,414 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,006 and 1,056 of which were issued and outstanding as of December 31, 2023 and 2022, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $1,436,000 the Company issued 1,436 shares of Series F Convertible Preferred Stock. Each Series F Preferred share is convertible into 4,000 shares of common stock. The Series F Convertible Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Convertible Preferred Stock is $1,000.

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

During the year ended December 31, 2023, the Company issued 200,000 shares of common stock for the conversion of 50 shares of Series F Convertible Preferred Stock and 233,308 shares of common stock for payment of annual Series F Convertible Preferred Stock dividends.

During the year ended December 31, 2022, the Company issued 1,480,000 shares of common stock for the conversion of 370 shares of Series F Preferred stock and 163,214 shares of common stock for the payment of annual Series F Preferred Stock dividends. During the year ended December 31, 2022, the Company also issued 255,401 shares of common stock for the payment of a one-time, non-recurring 15% dividend to the Series F Preferred shareholders (as required by the Series F Certificate of Designation, in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021).

As of December 31, 2023 and 2022, the Company had accrued dividends of $46,108 and $48,400 for the Series F Convertible Preferred Stock, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 and 535 of which were issued and outstanding as of December 31, 2023 and 2022, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the year ended December 31, 2023, the Company issued 60,000 shares of common stock for the conversion of 15 shares of Series F-2 Preferred Stock and 120,284 shares of common stock for payment of annual Series F-2 Preferred Stock dividends.

During the year ended December 31, 2022, the Company issued 10,808,000 shares of common stock for the conversion of 2,702 shares of Series F-2 Preferred stock and 114,304 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. During the year ended December 31, 2022, the Company also issued 368,505 shares of common stock for the payment of a one-time, non-recurring 15% dividend to the Series F-2 Preferred shareholders (as required by the Series F-2 Certificate of Designation, in the event the Company did not uplist to the NASDAQ stock exchange or file its clinical data intended for FDA approval of LuViva by December 31, 2021).

As of December 31, 2023 and 2022, the Company had accrued dividends of $23,579 and $24,267 for the Series F-2 Convertible Preferred Stock, respectively.

Series G Convertible Preferred Stock

During January 2021, the board designated 1,000 shares of preferred stock as Series G Convertible Preferred Stock, none of which remained outstanding as of December 31, 2023 and 2022. The Series G Convertible Preferred Stock had a mandatory redemption feature and was fully redeemed prior to January 1, 2022.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the years ended December 31, 2023 and 2022:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2021	27,669,634	$0.29
Warrants issued	24,223,080	$0.54
Warrants cancelled/expired	(4,450,866)	$0.54
Warrants exchanged	(8,775,000)	$0.19
Warrants exercised	(3,079,868)	$0.17

Outstanding, December 31, 2022	35,586,980	$0.46

Warrants issued	8,782,730	$0.22
Warrants cancelled/expired	(9,545,200)	$0.30
Warrants exchanged	(3,257,200)	$0.25
Warrants exercised	(2,982,730)	$0.15
Outstanding, December 31, 2023	28,584,580	$0.50

Warrant Transactions – 2023

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors approved the issuance of 4,000,000 common stock warrants to Mark Faupel, upon his appointment to the Company’s Board as President and Chief Executive Officer on March 10, 2023. The warrants, which have a strike price of $0.25, are fully vested and will expire on May 13, 2028. During the year ended December 31, 2023, the Company recorded approximately $679,959 of stock-based compensation expense attributed to the warrants.

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors also approved the issuance of 4,000,000 common stock warrants to Mark Faupel, 2,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter from the U.S. Food and Drug Administration for the LuViva Advanced Cervical Scan and 1,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter or equivalent from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan. The warrants, which have a strike price of $0.40, will expire five years after they are exercisable with a maximum term of 10 years from issuance. As of December 31, 2023, the Company has concluded it is not probable that the performance conditions related to the warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.

During the year ended December 31, 2023, the Company issued 1,800,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 7, “Commitments and Contingencies” for additional information.

During the year ended December 31, 2023, the Company entered into various agreements with holders of the Company’s $0.25 strike price warrants (including Richard Blumberg, a related party), pursuant to which each holder separately agreed to exchange 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20. During the year ended December 31, 2023, the Company received approximately $194,750 from the holders for the exercise of the 973,750 warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $65,296.

During the year ended December 31, 2023, the Company entered into agreements with Richard Blumberg (a Director of the Company) and Lee Bowles who were holders of 2,232,200 common stock warrants with a strike price of $0.25. The parties agreed to exchange their warrants for 2,008,980 common stock warrants with a strike price of $0.12 and a contractual term of 5 days. During November 2023, the Company received approximately $241,078 from the holders and issued 2,008,980 common shares upon exercise of the warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $33,676.

Management estimated the fair value of the warrants issued during the year ended December 31, 2023 utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term	2.9 Years
Volatility	241.2%
Risk-free interest rate	3.3%
Dividend yield	0.0%

Warrant Transactions – 2022

During the year ended December 31, 2022, the Company issued 13,423,080 warrants to investors (see “Sales of Securities - 2022” above); the proceeds from which were assigned to the warrants on an allocated fair-value basis.

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

Management estimated the fair value of the warrants issued during the year ended December 31, 2022 utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term	3.8 Years
Volatility	148.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

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

On March 3, 2023, Dr. Gene Cartwright retired from his position as President and Chief Executive Officer of the Company and as a member of the Board. Upon his departure, Mr. Cartwright forfeited 186,364 unvested stock options. On May 2, 2023, the Company’s Board of Directors approved an extension of the expiration date of Mr. Cartwright’s vested options to June 1, 2025. Management measured the modified stock option award using the Black-Scholes option pricing model and recorded expense of $59,216 during the year ended December 31, 2023, representing the excess fair value of the modified award over the original award.

On March 7, 2023, the Company granted 100,000 stock options, which have exercise prices of $0.27 and will expire on March 6, 2033, to Alan Grujic, upon appointing him to the Board of Directors. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on June 7, 2023.

Management estimated the fair value of the stock options granted during the year ended December 31, 2023 utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	10 years
Volatility	366.4%
Risk-free interest rate	3.8%
Dividend yield	0.0%

During the years ended December 31, 2023 and 2022, the Company recognized expense for stock options of $235,980 and $175,647, respectively. There was no stock option activity during the year ended December 31, 2022. The following table summarizes the Company’s stock option activity and related information for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options exercisable as of December 31, 2022	1,318,091	$0.49	7.5 years	$-

Options outstanding as of January 1, 2023	1,500,000	0.49	7.5 years
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options exercisable as of December 31, 2023	1,867,614	$0.44	5.9 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of December 31, 2023 and the exercise price, multiplied by the number of options. As of December 31, 2023, there was $124,251 total unrecognized stock-based compensation expense. Such costs are expected to be recognized over a period of approximately 2.25 years. The weighted-average fair value of awards granted was $0.26 and nil during the years December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, there was no accrual recorded for any potential losses related to pending litigation.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was $109,404 for the years ended December 31, 2023 and 2022. The below table presents total operating lease right-of-use assets and lease liabilities as of December 31, 2023 and 2022:

	(in thousands)
	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$227	$303
Operating lease liabilities	$246	$325

The table below presents the maturities of operating lease liabilities as of December 31, 2023:

(in thousands)
Operating Leases
2024	115
2025	118
2026	50
Total future lease payments	283
Less: discount	(37)
Total lease liabilities	$246

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (years)	2.4	3.4
Weighted average discount rate	11.4%	11.4%

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

On September 6, 2016, the Company entered into a royalty agreement with one of its directors, John Imhoff, and another stockholder, Dolores Maloof, pursuant to which the Company sold to them a royalty of future sales of single-use cervical guides for LuViva. Under the terms of the royalty agreement, and for consideration of $50,000, the Company will pay them an aggregate perpetual royalty initially equal to $0.10, and from and after October 2, 2016, equal to $0.20, for each cervical guide that the Company sells (or that is sold by a third party pursuant to a licensing arrangement with the Company).

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000.  The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP.  If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As a result of this agreement, the Company recognized nil and $79,444 of consulting expense during the years ended December 31, 2023 and 2022, respectively. Unrecognized consulting expense to be recognized under this agreement was nil as of December 31, 2023. As of December 31, 2023, 2,500,000 of the warrants had been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

During the year ended December 31, 2023, the Company entered into an agreement with Mr. Blumberg to exchange 875,000 of the outstanding warrants for 831,250 warrants with a strike price of $0.20, which were exercised during the first quarter of 2023.

During the year ended December 31, 2023, the Company entered into an agreement with Mr. Blumberg to exchange 875,000 of the outstanding warrants for 787,500 warrants with a strike price of $0.12, which were exercised during the fourth quarter of 2023.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000 to the Company in exchange for the following: (1) 3,600,000 3-year warrants with exercise prices ranging from $0.30 - $0.60, and (2) 1,600,000 common stock shares. On September 30, 2021, the Company and Mr. Blumberg entered into an amended agreement, pursuant to which issuance of the warrants and common shares became predicated on the Company obtaining financing or a series of financings resulting in minimum receipts of at least $1.0 million. Upon receipt of the funds, the Company agreed to issue the common shares and warrants owed to Mr. Blumberg in four equal tranches, to be issued every six months, beginning six months after the financing transaction.

On November 11, 2022, the Company and Mr. Blumberg entered into an amended agreement, upon which the exercise prices of the warrants were changed to $0.30. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term (years)	3.0
Volatility	108.7%
Risk-free interest rate	4.3%
Dividend yield	0.0%

During the years ended December 31, 2023 and 2022, the Company issued 1.8 million and nil warrants pursuant to the agreement and recognized $740,517 and $393,893 of expense for the warrants issued to Mr. Blumberg, respectively. Total unrecognized expense for the warrants was nil as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company issued 800,000 and nil shares of common stock and recognized $104,844 and $166,667 of expense for the shares of common stock issued and due to Mr. Blumberg, respectively. As not all of the shares had been issued as of December 31, 2023, the Company estimated the total amount of expense using the closing price of the Company’s stock as of December 31, 2023.

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

Expense recorded for the warrants was nil and $307,457 during the years ended December 31, 2023 and 2022, respectively. The unrecognized expense to be recognized for the warrants was nil as of December 31, 2023.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction. Subsequently, the agreement was amended to extend the term of the agreement to September of 2024.

The Company estimated the fair value of the first tranche warrants issued in September 2022 using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	2.0
Volatility	173.0%
Risk-free interest rate	3.4%
Dividend yield	0.0%

The Company recognized expense of $364,800 for the first tranche warrants during the year ended December 31, 2022. Unrecognized expense related to the first tranche warrants was nil as of December 31, 2022.

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

The Company recognized expense for the second and third tranches of warrants of $141,079 and $60,229 during the years ended December 31, 2023 and 2022, respectively. Unrecognized expense for the second and third tranche warrants was $41,242 as of December 31, 2023.

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

On August 12, 2021, the Company executed an amendment to its agreement with SMI. Under the terms of the amended agreement, the parties agreed that if by October 30, 2022, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. On March 3, 2023, the Company entered into a third amendment with SMI pursuant to which the Company extended the deadline for SMI to achieve commercialization of LuViva in China to April 30, 2024. On February 17, 2024 and March 27, 2024, the Company entered into additional amended agreements with SMI, which are described in Note 13, “Subsequent Events.”

Contingencies

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

8. SHORT-TERM NOTES PAYABLE

On July 4, 2023, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,073. Monthly payments of $12,041 are due on the note, including interest incurred at a rate of 7.9%. The note, which matures on May 4, 2024, had an outstanding balance of 59,422 as of December 31, 2023.

On July 4, 2022, the Company entered into a premium finance agreement to finance its insurance policies totaling $123,889. Monthly payments of $11,409 were due on the note, including interest incurred at a rate of 5.0%. The note, which matured on May 4, 2023, had an outstanding balance of nil and $56,569 as of December 31, 2023 and 2022, respectively.

During 2019, the Company issued promissory notes to Mr. Cartwright totaling $45,829. The notes were initially issued with 0% interest, however interest increased to 6.0% interest 90 days after the Company received $1,000,000 in financing proceeds. As of December 31, 2023, the notes have been repaid in full.

The following table summarizes short-term notes payable, including notes held by related parties (in thousands):

	December 31, 2023	December 31, 2022
Dr. Cartwright	$-	$1
Premium Finance (insurance)	59	57
Short-term notes payable	$59	$58

As of December 31, 2023 and 2022, short-term notes payable due to related parties was nil and $619, respectively.

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

The total outstanding balance of the convertible note was $123,039 and $326,016 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the balance is included within “Short-term convertible debt” on the consolidated balance sheet. As of December 31, 2022, $230,482 is included within “Short-term convertible debt” and $95,534 is included within “Long-term convertible debt” on the consolidated balance sheet.

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

At December 31, 2023 and 2022, the balance due on the 10% Senior Unsecured Convertible Debenture was $1,130,000 and total accrued interest was $58,494. The bond payable discount and unamortized debt issuance costs as of December 31, 2023 and 2022 are presented below (in thousands):

	December 31, 2023	December 31, 2022
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Unamortized debt issuance costs	(12)	(40)
Debt Discount	(38)	(140)
Senior Unsecured Convertible Debenture	$1,080	$950

As of December 31, 2023, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible debt” within the consolidated balance sheet. As of December 31, 2022, the balance of the Senior Unsecured Convertible Debenture is included in “Long-term convertible debt” within the consolidated balance sheet.

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

On February 19, 2021, the Company entered into new promissory notes replacing the original notes from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, the maturity date was February 18, 2023, and the interest rate was 6.0%. For Dr. Faupel the principal amount on the new note was $153,178, the maturity date was February 18, 2023, and the interest rate was 6.0%. Additionally, the Company exchanged $100,000 and $85,000 of the balances owed to Dr. Cartwright and Dr. Faupel for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

On February 18, 2023, the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes will mature on February 18, 2025.

The table below summarizes the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2022	48
Balance outstanding at December 31, 2022	$170

Interest accrued during the year ended December 31, 2023	9
Balance outstanding at December 31, 2023	$179

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2022	78
Balance outstanding at December 31, 2022	$297

Payments on outstanding debt	(25)
Interest accrued during the year ended December 31, 2023	15
Balance outstanding at December 31, 2023	$287

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

During year ended December 31, 2023, Mr. Fowler forgave $69,274 of the outstanding balance of deferred compensation and, as of December 31, 2023, may forgive up to $129,336 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of December 31, 2023 and 2022, the outstanding principal amount owed on the note was $82,945 and $119,814, respectively.

Future debt obligations at December 31, 2023 for debt owed to related parties is as follows:

Year	Amount (thousands)
2024	39
2025	508
2026	3
Total	$550

As of December 31, 2023, $39,090 of the debt owed to related parties is included in “Current portion of long-term debt, related parties” and $510,470 is included in “Long-term debt, related parties” within the consolidated balance sheet. As of December 31, 2022, the outstanding debt owed is included in “Long-term debt, related parties” within the consolidated balance sheet.

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

During the year ended December 31, 2021, the Company closed a financing round that exceeded the $3.0 million threshold and issued an unsecured promissory note in the amount of $97,052 to Mr. Wells. The note, for which monthly installment payments of $5,000 are due, matures 18 months after the issuance date and incurs interest at a rate of 6.0% per annum. During the years ended December 31, 2023 and 2022,  the Company made principal payments of $17,052 and $80,000 to Mr. Wells, respectively. As a result of these payments, Mr. Wells forgave equivalent amounts of the remaining amount of compensation. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor.

As of December 31, 2023 and 2022, the outstanding principal balance on the note was nil and $17,052, respectively. As of December 31, 2022, the balance is included in “Current portion of long-term debt” within the consolidated balance sheet. As of December 31, 2023 and 2022, accrued interest on the note was nil and $5,139, respectively.

11. INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series C-1, Series C-2, Series D, Series E, Series F and Series F-2 convertible preferred stock, convertible debt, convertible preferred dividends and warrants convertible into common stock shares. For the years ended December 31, 2023 and 2022, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and excluded from the computation of diluted (loss) per share. At December 31, 2023 and 2022, these instruments were convertible into 52,752,994 and 59,980,134 common shares and were excluded from the computation of diluted earnings per share, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	December 31,
	2023	2022

Net loss	(3,759)	(4,972)
Basic weighted average number of shares outstanding	51,131	32,505
Net loss per share (basic)	(0.07)	(0.15)
Diluted weighted average number of shares outstanding	51,131	32,505
Net loss per share (diluted)	(0.07)	(0.15)

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive.

12. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2023, the company had NOL carryforwards available through 2038 of approximately $65.5 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The company is in the process of analyzing their NOL and has not determined if the company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $13.1 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

Components of deferred taxes are as follows at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Warrants	$851	-
Accrued executive compensation	$253	$259
Reserves and other	221	237
Stock options	237	178
Net operating loss carryforwards	16,374	16,390
Total deferred tax assets:	17,936	17,064
Valuation allowance	(17,936)	(17,064)
Net deferred tax assets	$-	$-

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2023 and 2022:

	2023	2022
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4%	4%
Nondeductible expenses	-	-
Valuation allowance	-25%	-25%
Effective tax rate	0%	0%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2023, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2023.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations. The Company has filed its 2022 federal and state corporate tax returns.

The total provision for income taxes as of December 31, 2023 and 2022 was as follows:

	2023	2022
Current	$-	$-
Deferred	-	-
Deferred provision (credit)	872	(617)
Change in valuation allowance	(872)	617
Total provision for income taxes	$-	$-

In 2023 and 2022, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

13. SUBSEQUENT EVENTS

SMI Fourth Amendment and Standstill Agreement

On February 17, 2024, the Company entered into a fourth amendment to the agreement with SMI. Under the terms of the amended agreement, SMI also agreed to pay the Company $531,100 on or prior to March 15, 2024. On March 18, 2024, SMI, through SMI’s authorized distribution partner, initiated a wire payment of $330,000 in partial satisfaction of $531,100 owed to the Company. The payment was received by the Company on March 20, 2024. As the full payment was not received by March 15, 2024, the Company had the right to terminate the agreement with two weeks’ notice to SMI, however the Company did not exercise this option.

The amended agreement also provides for a timeline for the Company to deliver inventory during 2024, including LuViva devices and components, as well as approximately 1,640,000 RFID chips. In consideration, SMI agreed to pay a total of $4.4 million during 2024, including the payments due on March 15, 2024.

On March 27, 2024, the parties entered into a Standstill Agreement (the “Standstill Agreement”). The parties agreed that SMI will make a nonrefundable payment of $100,000 to the Company prior to March 31, 2024. In exchange, the Company will not initiate any legal proceedings, including but not limited to filing a lawsuit, obtaining a judgement, or enforcing any security interest, as related to the March shortfall in payments of $201,100, until April 30, 2024. Upon paying $100,000, SMI will have the option to extend the Standstill Agreement until June 15, 2024 by making a nonrefundable payment to the Company of $150,000. One additional payment of $150,000 may be made to extend the standstill rights until July 30, 2024, if mutually agreed upon. If SMI is unable to make the payments pursuant to the Standstill Agreement, the Company agreed to seek loans on behalf of SMI to cover the payments. SMI agreed to reimburse the Company for these loans along with all expenses associated with them within three months of the loans being issued as long as the loans are used solely for (1) parts for LuViva devices to be used by SMI for marketing and promotional activities, or (2) labor or consulting fees connected to providing parts, assemblies of devices or disposables to SMI. Additionally, SMI confirmed its commitment to make payments to GTI of at least $4.0 million during 2024 and as part of this commitment will make payments of $200,000 and $500,000 by the end of May 2024 and July 2024, respectively, to ensure that the program commercialization proceeds according to schedule.

Jones Day Amended Exchange Agreement

On January 6, 2020, we entered into an exchange agreement with Jones Day. Upon execution of the agreement, Jones Day agreed to exchange $1,744,768 of payables outstanding for: (1) a $175,000 cash payment, (2) an unsecured promissory note in the amount of $550,000 (the “13-Month Note”), due 13 months form the date of issuance, that may be called at any time prior to maturity upon a payment of $150,000; and (3) an unsecured promissory note with a principal amount of $444,768 (the “Five-Year Note”), bearing an annualized interest rate of 6.0% and due in four equal annual installments beginning on the second anniversary of the date of issuance. The parties agreed that the exchange would be executed once the $175,000 cash payment was made, on or before the date the Securities and Exchange Commission (the “SEC”) declared effective a registration statement on Form S-1 (the “S-1”) the Company filed to register certain securities in connection with an offering.

During the year ended December 31, 2023, the S-1 was declared effective and the Company also entered into an amended agreement with Jones Day to extend the due date of the $175,000 payment (and thus the execution date of the exchange agreement) to March 31, 2024. The Company agreed to pay an additional $25,000 as part of the final payment of the Five-Year Note in exchange for extending the due date of the $175,000 payment until March 31, 2024.

Subsequent to December 31, 2023, the Company and Jones Day entered into an Amended Exchange Agreement, pursuant to which the $175,000 payment will be paid in three quarterly installments of $25,000, beginning on March 31, 2024 and two quarterly installments of $50,000 beginning December 31, 2024. Upon final payment of the $175,000, the 13-Month Note and Five-Year Notes will be issued and will have the same terms as described in the original agreement. Any payment not made in full by its due date shall bear interest at the annualized rate of 12.0% on the unpaid amount.

Common Stock and Warrants Issued

Subsequent to December 31, 2023, the Company issued 900,000 3-year warrants with an exercise price of $0.30 and 400,000 common shares to Richard Blumberg, a related party. The securities were issued in accordance with a consulting agreement the Company entered into on March 10, 2021 and subsequently amended on September 30, 2021 and November 11, 2022.

Subsequent to December 31, 2023, the Company issued 54,494 and 52,332 shares of common stock for Series D and Series E Preferred Stock dividends, respectively. Additionally, the Company issued 444,621 and 163,529 shares of common stock for Series F and Series F-2 Preferred Stock dividends, respectively.

Subsequent to December 31, 2023, we issued 393,372 shares of common stock for the payment of interest.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2023, due to the existence of material weaknesses in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2023, due to the existence of the material weaknesses described below:

1)	The Company lacks the resources to properly research and account for complex transactions.

2)	There is a lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions.

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

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Mark Faupel, Ph.D.	68	Chief Executive Officer, President, Acting Chief Financial Officer and Director
Michael C. James	65	Chairman and Director
Richard P. Blumberg	67	Director
John E. Imhoff, M.D.	74	Director
Alan Grujic	56	Director

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

Michael C. James has served as a member of our Board of Directors since March 2007 and as Chairman of the Board since October 2013. Mr. James is a founder of Edible Garden AG Incorporated and served as Chief Financial Officer and a director from March 2020 until January 2024. Mr. James previously served as Chief Financial Officer of Unrivaled Brands, Inc. (formerly Terra Tech) from February 2012 to March 2020. In addition to this role, Mr. James served as the Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. from June 2012 until January 2016. Previously, Mr. James served as Chief Executive Officer of Nestor,the Inc. (“Nestor”), where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver’s Estate in Superior Court of the State of Rhode Island. He also served on Nestor’s Board of Directors from 2006 to 2009. Mr. James was the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, from 1999 to 2015. During his career, Mr. James has served as a Partner at Moore Capital Management, Inc., a premiere private investment management company; Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with EisnerAmper, LLP. Mr. James is a retired CPA. Mr. James received a B.S. degree in Accounting from Fairleigh Dickinson University in 1980.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2023, our officers and directors were in compliance with all applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. To obtain a copy without charge, contact our Corporate Secretary, Guided Therapeutics, Inc., 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092. If we amend our code of ethics, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website, www.guidedinc.com,within the “Investor Relations” section. Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the Securities and Exchange Commission.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2023 and 2022 to the Chief Executive Officer and the Chief Operating Officer, collectively referred to as the “named executive officers,” in 2023. On March 3, 2023, Dr. Gene Cartwright notified the Board of Directors the Company of his intent to retire from his position as President and Chief Executive Officer of the Company and as a member of the Board. Mark Faupel was appointed by the Corporation’s Board as President and Chief Executive Officer on March 10, 2023.

During 2023, the Compensation Committee of the Board of Directors approved a salary for Mr. Faupel of $200 thousand per annum, beginning May 1, 2023, to be accrued until such time as the Corporation’s Board of Directors determines funds are available to pay Mr. Faupel. Any salary not paid by May 1, 2024 will accrue 6.0% (six percent) annual interest starting on that date and will accrue until the remaining unpaid salary is fully paid off.

The below tables reflect the updated roles and total compensation paid to the named executive officers for the years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)		Option and Warrant Awards ($)		Other ($) (3)		Total ($)
Mark Faupel, Ph.D. - Chief Executive Officer, President, Acting Chief Financial Officer, Director and Former Chief Operating Officer	2023	137,333	(1)	732,580	(3)	19,389	(5)	889,302
	2022	12,000	(1)	-		34,912	(5)	46,912

Gene S. Cartwright, Ph.D. - Former Chief Executive Officer, President, Acting Chief Financial Officer and Director	2023	2,000	(2)	59,216	(4)	-		61,216
	2022	12,000	(2)	-		-		12,000

(1)

From January - April 2023, Dr. Faupel was owed $1,000 per month in compensation. Beginning May 2023, Dr. Faupel is owed $16,667 per month as compensation. Mr. Faupel was paid $57,883 during 2023, the remaining balance of his compensation has been deferred.

(2)	During 2022 and in January 2023, Mr. Cartwright was owed $1,000 per month in compensation, which has been deferred and is unpaid.

78

(3)

On February 10, 2023, the Company granted 200,000 stock options to Mr. Faupel. The stock options, which have an exercise price of $0.2629, will expire on February 9, 2033. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on May 10, 2023. On May 14, 2023, the Compensation Committee of the Company’s Board of Directors approved the issuance of 4,000,000 common stock warrants to Mr. Faupel, upon his appointment to the Company’s Board as President and Chief Executive Officer. The warrants, which have a strike price of $0.25, are fully vested and will expire on May 13, 2028.

(4)

On February 10, 2023, the Company granted 200,000 stock options to Mr. Cartwright, which had an exercise price of $0.2629 and an expiration date of February 9, 2033. One fourth of the stock options vested immediately, while the remaining options were forfeited upon Mr. Cartwright’s retirement in March of 2023. On May 2, 2023, the Company’s Board of Directors approved an extension of the expiration date of Mr. Cartwright’s vested options to June 1, 2025. The amount presented above is equal to the excess of management's estimate of the fair value of the modified awards over the original awards.

(5)	Other compensation is related to the Company health insurance plan.

Outstanding Equity Awards to Officers at December 31, 2023

Name and Principal Position	Number of Securities Underlying Vested Options and Warrants	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Mark Faupel, Ph.D. - Chief Executive Officer, President, Acting Chief Financial Officer, Director and Former Chief Operating Officer	4,486,364	113,636	0.27	10/04/28

Outstanding Equity Awards to Directors at December 31, 2023

Name and Principal Position	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Michael C. James, Chairman and Director	93,182	56,818	0.34	03/31/32
John E. Imhoff, M.D., Director	93,182	56,818	0.49	03/31/32
Alan Grujic, Director	40,909	59,091	0.27	03/06/33

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists information regarding the beneficial ownership of our equity securities as of March 13, 2024 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092.

	Common Stock Beneficially Owned (2)		Series C2 Preferred Stock (5)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	13,089,359	21.07%	-	-
Grujic, Alan (11)	2,138,551	3.78%	-	-
Faupel, Mark (12)	5,862,155	9.66%	299.25	11.08%
Imhoff, John (13)	12,016,338	19.41%	2,400.75	88.92%
James, Michael (14)	462,773	*	-	-
DRG Services, LLC (15)	3,000,000	5.26%	-	-
Grimm, Frederick (16)	3,498,320	6.14%	-	-
K2 Medical LLC (17)	2,374,370	4.18%	-	-
Auctus (18)	13,760,911	21.49%	-	-
GPB Holdings (19)	9,135,152	16.61%	-	-
All directors and executive officers as a group (5 persons) (20)	33,569,176	43.78%	2,700.00	100.00%

	Series D Preferred Stock (6)		Series E Preferred Stock (7)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	-	-	233	26.39%
Grujic, Alan (11)	-	-	50	5.66%
Faupel, Mark (12)	38	8.68%	-	-
Imhoff, John (13)	300	68.49%	-	-
James, Michael (14)	-	-	-	-
DRG Services, LLC (15)	-	-	-	-
Grimm, Frederick (16)	-	-	-	-
K2 Medical LLC (17)	-	-	-	-
Auctus (18)	-	-	105	11.89%
GPB Holdings (19)	-	-	-	-
All directors and executive officers as a group (5 persons) (20)	338	77.17%	283	32.05%

	Series F Preferred Stock (8)		Series F-2 Preferred Stock (9)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	260	25.84%	88	16.92%
Grujic, Alan (11)	-	-	-	-
Faupel, Mark (12)	-	-	97	18.65%
Imhoff, John (13)	10	*	-	-
James, Michael (14)	-	-	-	-
DRG Services, LLC (15)	-	-	-	-
Grimm, Frederick (16)	-	-	-	-
K2 Medical LLC (17)	440	43.74%	-	-
Auctus (18)	200	19.88%	-	-
GPB Holdings (19)	-	-	-	-
All directors and executive officers as a group (5 persons) (20)	270	26.84%	185	35.58%

(*)	Less than 1%.
(1)

Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

80

(2)

Percentage ownership is based on 55,005,299 shares of common stock outstanding as of March 13, 2024. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	As of March 13, 2024, there were 286 shares of Series C preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(4)	As of March 13, 2024, there were 1,049.25 shares of Series C1 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(5)	As of March 13, 2024, there were 2,700 shares of Series C2 preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(6)	As of March 13, 2024, there were 438 shares of Series D preferred stock outstanding, and each such share was convertible into approximately 3,000 shares of common stock.
(7)	As of March 13, 2024, there were 883 shares of Series E preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(8)	As of March 13, 2024, there were 1,006 shares of Series F preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(9)	As of March 13, 2024, there were 520 shares of Series F-2 preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(10)

Beneficial ownership includes 5,965,359 shares of common stock directly held, 4,700,000 shares issuable upon exercise of warrants, 932,000 shares issuable upon conversion of 233 shares of Series E preferred stock, 1,040,000 shares issuable upon conversion of 260 shares of Series F preferred stock, 352,000 shares issuable upon conversion of 88 shares of Series F-2 preferred stock, and 100,000 shares issuable upon exercise of stock options.

(11)

Beneficial ownership includes 538,551 shares of common stock directly held, 1,800,000 shares issuable upon exercise of warrants, 200,000 shares issuable upon conversion of 50 shares of Series E preferred stock and 100,000 shares issuable upon exercise of stock options.

(12)

Beneficial ownership includes 161,655 shares of common stock directly held, 598,500 shares issuable upon conversion of 299.25 shares of Series C-2 preferred stock, 114,000 shares issuable upon conversion of 38 shares of Series D preferred stock, 388,000 shares issuable upon conversion of 97 shares of Series F-2 preferred stock and 600,000 shares issuable upon exercise of stock options.

(13)

Beneficial ownership includes 5,124,838 shares of common stock directly held, 1,000,000 shares issuable upon exercise of warrants, 4,801,500 shares issuable upon conversion of 2,400.75 shares of Series C-2 preferred stock, 900,000 shares issuable upon conversion of 300 shares of Series D preferred stock, 40,000 shares issuable upon conversion of 10 shares of Series F preferred stock and 150,000 shares issuable upon exercise of stock options.

(14)	Beneficial ownership includes 112,773 shares of common stock directly held, 200,000 shares issuable upon exercise of warrants and 150,000 shares issuable upon exercise of stock options.
(15)	Beneficial ownership includes 1,000,000 shares of common stock directly held and 2,000,000 shares issuable upon exercise of warrants.
(16)	Beneficial ownership includes 1,498,320 shares of common stock directly held and 2,000,000 shares issuable upon exercise of warrants.
(17)	Beneficial ownership includes 614,370 shares of common stock directly held and 1,760,000 shares issuable upon conversion of 440 shares of Series F preferred stock.
(18)

Beneficial ownership includes 4,083,217 shares of common stock directly held, 7,800,000 shares issuable upon exercise of warrants, 420,000 shares issuable upon conversion of 105 shares of Series E preferred stock, 800,000 shares issuable upon conversion of 200 shares of Series F preferred stock and 657,694 shares issuable upon conversion of debt.

(19)	Beneficial ownership includes 9,135,152 shares of common stock directly held.
(20)	Includes the beneficial ownership of Richard Blumberg (10), Alan Grujic (11), Mark Faupel (12), John Imhoff (13) and Michael James (14).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our board recognizes that related party transactions present a heightened risk of conflicts of interest. The audit committee has the authority to review and approve all related party transactions involving our directors or executive officers.

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

On February 19, 2021, the Company entered into new promissory notes replacing the original notes from September 4, 2018, with Mark Faupel and Gene Cartwright. For Dr. Cartwright the principal amount on the new note was $267,085, the maturity date was February 18, 2023, and the interest rate was 6.0%. For Dr. Faupel the principal amount on the new note was $153,178, the maturity date was February 18, 2023, and the interest rate was 6.0%. Additionally, the Company exchanged $100,000 and $85,000 of the balances owed to Dr. Cartwright and Dr. Faupel for 100 and 85 shares of Series F-2 Preferred Stock, respectively.

On February 18, 2023, the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes will mature on February 18, 2025.

The table below summarizes the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright:

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2022	48
Balance outstanding at December 31, 2022	$170

Interest accrued during the year ended December 31, 2023	9
Balance outstanding at December 31, 2023	$179

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2022	78
Balance outstanding at December 31, 2022	$297

Payments on outstanding debt	(25)
Interest accrued during the year ended December 31, 2023	15
Balance outstanding at December 31, 2023	$287

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

During year ended December 31, 2023, Mr. Fowler forgave $69,274 of the outstanding balance of deferred compensation and, as of December 31, 2023, may forgive up to $129,336 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of December 31, 2023 and 2022, the outstanding principal amount owed on the note was $82,985 and $119,814, respectively.

Promotional Agreement - Blumberg & Bowles Consulting, LLC (“BB”)

On January 22, 2020, the Company entered into a promotional agreement with Blumberg & Bowles Consulting, LLC (“BB”), which is partially owned by Mr. Blumberg (a related party), to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000.  The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP.  If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As a result of this agreement, the Company recognized nil and $79,444 of consulting expense during the years ended December 31, 2023 and 2022, respectively. Unrecognized consulting expense to be recognized under this agreement was nil as of December 31, 2023. As of December 31, 2023, 2,500,000 of the warrants had been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

Consulting Agreement - Richard Blumberg

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided $350,000 to the Company in exchange for the following: (1) 3,600,000 3-year warrants with exercise prices ranging from $0.30 - $0.60, and (2) 1,600,000 common stock shares. On September 30, 2021, the Company and Mr. Blumberg entered into an amended agreement, pursuant to which issuance of the warrants and common shares became predicated on the Company obtaining financing or a series of financings resulting in minimum receipts of at least $1.0 million. Upon receipt of the funds, the Company agreed to issue the common shares and warrants owed to Mr. Blumberg in four equal tranches, to be issued every six months, beginning six months after the financing transaction.

On November 11, 2022, the Company and Mr. Blumberg entered into an amended agreement, upon which the exercise prices of the warrants were changed to $0.30. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term (years)	3.0
Volatility	108.7%
Risk-free interest rate	4.3%
Dividend yield	0.0%

During the years ended December 31, 2023 and 2022, the Company issued 1.8 million and nil warrants pursuant to the agreement and recognized $740,517 and $393,893 of expense for the warrants issued to Mr. Blumberg, respectively. Total unrecognized expense for the warrants was nil as of December 31, 2023.

During the years ended December 31, 2023 and 2022, the Company issued 800,000 and nil shares of common stock and recognized $104,844 and $166,667 of expense for the shares of common stock issued and due to Mr. Blumberg, respectively. As not all of the shares had been issued as of December 31, 2023, the Company estimated the total amount of expense using the closing price of the Company’s stock as of December 31, 2023.

During the year ended December 31, 2021, the consulting agreement was amended to clarify that $350,000 is not intended to be debt and will not be required to be repaid in cash. The Company confirmed an obligation to provide Mr. Blumberg with 950,000 fully transferrable warrants, which had an expiration date of  January 1, 2024 an exercise price of $0.25. Issuance of the warrants owed to Mr. Blumberg for his services was predicated on the Company receiving funding receipts of $1,000,000, whether from a financing, series of financing, or gross sales. The amended agreement clarified that the warrants issued to Mr. Blumberg are compensation for services which involve investor relations, marketing services and assisting the Company with obtaining financing. During the year ended December 31, 2022, the Company obtained the requisite funding receipts. Expense recorded for the warrants was nil and $307,457 during the years ended December 31, 2023 and 2022, respectively. The unrecognized expense to be recognized for the warrants was nil as of December 31, 2023.

Warrant Exchanges – Richard Blumberg

During the year ended December 31, 2023, the Company entered into an agreement with Richard Blumberg, pursuant to which Mr. Blumberg agreed to exchange 875,000 common stock warrants with a strike price of $0.25 for 831,250 common stock warrants with a strike price of $0.20. During the year ended December 31, 2023, the Company received approximately $166,250 from Mr. Blumberg for the exercise of the 831,250 warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $55,740.

During the year ended December 31, 2023, the Company entered into agreements with Richard Blumberg (a Director of the Company) and Lee Bowles (a partial owner of Blumberg & Bowles Consulting, LLC, of which Richard Blumberg is also a partial owner), who were holders of 2,232,200 common stock warrants with a strike price of $0.25. The parties agreed to exchange their warrants for 2,008,980 common stock warrants with a strike price of $0.12 and a contractual term of 5 days. During November 2023, the Company received approximately $241,078 from the holders and issued 2,008,980 common shares upon exercise of the warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $33,676.

Consulting Agreement – Alan Grujic

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction. Subsequently, the agreement was amended to extend the term of the agreement to September of 2024.

The Company recognized expense of $364,800 for the first tranche warrants during the year ended December 31, 2022. Unrecognized expense related to the first tranche warrants was nil as of December 31, 2022.

The Company recognized expense for the second and third tranches of warrants of $141,079 and $60,229 during the years ended December 31, 2023 and 2022, respectively. Unrecognized expense for the second and third tranche warrants was $41,242 as of December 31, 2023.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP is our current independent registered public accounting firm. We were billed by UHY LLP approximately $177,595 and $238,372 during the fiscal years ended December 31, 2023 and 2022, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report, review of our quarterly reports, and other SEC filings.

	2022	2023
Audit Fees	$157,500	$152,500
Audit-Related Fees	13,500	76,527
Tax Fees	6,595	9,345
All Other Fees	-	-
Total Fees	$177,595	$238,372

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

89

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

10.91	Form of Warrants issued to Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 15, 2022)
10.92	Form of Warrants issued to Auctus Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 15, 2022)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
23.1*	Consent of UHY LLP
31*	Certification of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certifications.
101.1*	Interactive Data File

*Filed herewith

90

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: March 28, 2024

91