Form 10-Q
period 2024-03-31
GUIDED THERAPEUTICS INC
filed 2024-05-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 55,685,464 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$445	$591
Accounts receivable, net of allowance for credit losses of $2 at March 31, 2024 and December 31, 2023	7	7
Inventory, net of reserves of $818 at March 31, 2024 and December 31, 2023	632	632
Other current assets	156	163
Total current assets	1,240	1,393

Non-Current Assets:
Property and equipment, net	30	32
Operating lease right-of-use asset, net of amortization	207	227
Other assets	17	17
Total non-current assets	254	276

TOTAL ASSETS	$1,494	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,924	$1,991
Accounts payable, related parties	30	32
Accrued liabilities	780	970
Deferred revenue	748	424
Current portion of lease liability	95	91
Current portion of long-term debt, related parties	512	39
Short-term notes payable	24	59
Short-term convertible notes payable	1,229	1,203
Total current liabilities	5,342	4,809

Long-Term Liabilities
Long-term lease liability	130	155
Long-term debt, related parties	34	511
Total long-term liabilities	164	666

Total liabilities	5,506	5,475

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $286 at March 31, 2024 and December 31, 2023.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $1,049 at March 31, 2024 and December 31, 2023.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $2,700 at March 31, 2024 and December 31, 2023.	439	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $438 at March 31, 2024 and December 31, 2023.	159	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $883 at March 31, 2024 and December 31, 2023.	834	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $1,006 at March 31, 2024 and December 31, 2023.	838	838
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of March 31, 2024 and December 31, 2023. Liquidation preference of $520 at March 31, 2024 and December 31, 2023.	475	475
Common stock, $0.001 par value; 500,000 shares authorized, 55,614 and 54,105 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	3,441	3,441
Additional paid-in capital	141,218	140,983
Treasury stock at cost	(132)	(132)
Accumulated deficit	(151,559)	(151,118)

Total stockholders’ deficit	(4,012)	(3,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,494	$1,669

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023

Sales - devices and disposables	$6	$22
Cost of goods sold	2	9
Gross profit	4	13

Operating expenses:
Research and development	54	7
Sales and marketing	73	73
General and administrative	236	776
Total operating expenses	363	856

Loss from operations	(359)	(843)

Other income (expenses):
Interest expense	(64)	(66)
Interest income	3	-
Change in fair value of derivative liability	-	5
Gain from extinguishment of debt	17	35
Other income	1	-
Total other income (expense)	(43)	(26)

Loss before income taxes	(402)	(869)
Provision for income taxes	-	-

Net loss	(402)	(869)
Deemed dividend for warrant exchanges	-	(65)
Preferred stock dividends	(39)	(35)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(441)	$(969)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic	54,750	49,297
Diluted	54,750	49,297

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1	$834	1	$838	-	$475
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2024	1	$834	1	$838	-	$475

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2023	54,106	$3,441	$140,983	$(132)	$(151,118)	$(3,806)
Issuance of common stock for payment of Series D preferred dividends	54	-	9	-	-	9
Issuance of common stock for payment of Series E preferred dividends	52	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	445	-	54	-	-	54
Issuance of common stock for payment of Series F-2 preferred dividends	164	-	20	-	-	20
Issuance of common stock for payment of interest	393	-	57	-	-	57
Settlement of previously accrued professional fees through common stock issuance	400	-	57	-	-	57
Stock-based compensation	-	-	30	-	-	30
Accrued preferred dividends	-	-	-	-	(39)	(39)
Net loss	-	-	-	-	(402)	(402)
Balance at March 31, 2024	55,614	$3,441	$141,218	$(132)	$(151,559)	$(4,012)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159
Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of common stock to consultants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2023	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1	$839	1	$880	3	$489
Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	(5)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(22)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(14)
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of common stock to consultants	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2023	1	$834	1	$858	3	$475

	Common Stock		Additional Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)
Common stock warrants exercised	1,072	1	221	-	-	222
Issuance of common stock for payment of Series D preferred dividends	26	-	6	-	-	6
Issuance of common stock for payment of Series E preferred dividends	26	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	233	-	53	-	-	53
Issuance of common stock for payment of Series F-2 preferred dividends	85	-	20	-	-	20
Conversion of Series E preferred stock to common stock	20	-	5	-	-	-
Conversion of Series F preferred stock to common stock	120	-	22	-	-	-
Conversion of Series F-2 preferred stock to common stock	60	-	14	-	-	-
Issuance of common stock for payment of interest	178	-	59	-	-	59
Issuance of common stock to consultants	400	-	116	-	-	116
Stock-based compensation	-	-	448	-	-	448
Impact of warrant exchanges	-	-	65	-	(65)	-
Accrued preferred dividends	-	-	-	-	(35)	(35)
Net loss	-	-	-	-	(869)	(869)
Balance at March 31, 2023	50,814	$3,438	$139,127	$(132)	$(148,328)	$(2,855)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402)	$(869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Amortization of debt issuance costs and discounts	32	32
Stock based compensation	30	564
Change in fair value of derivatives	-	(5)
Amortization of lease right-of-use-asset	21	18
Gain from forgiveness of debt	(17)	(35)
Other non-cash expenses (income)	-	6
Change in operating assets and liabilities:
Accounts receivable	1	(1)
Inventory	-	(36)
Other current assets	8	16
Accounts payable and accrued liabilities	(78)	(152)
Lease liabilities	(21)	(18)
Deferred revenue	324	(21)
NET CASH USED IN OPERATING ACTIVITIES	(100)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercises	-	195
Payments made on notes payable	(46)	(172)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(46)	23

NET CHANGE IN CASH AND CASH EQUIVALENTS	(146)	(476)

Cash at beginning of period	591	2,313

CASH AT END OF PERIOD	$445	$1,837

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$12	$47

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$39	$35
Deemed dividends for warrant exchanges	$-	$65
Common stock issued for payment of interest	$57	$59
Common stock issued for payment of accrued dividends	$91	$88
Settlement of previously accrued professional fees through common stock issuance	$57	$-
Conversion of Series E Preferred Shares into Common Stock	$-	$5
Conversion of Series F Preferred Shares into Common Stock	$-	$22
Conversion of Series F-2 Preferred Shares into Common Stock	$-	$14

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2023 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of March 31, 2024 and December 31, 2023, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31, 2024, it had an accumulated deficit of approximately $151.6 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At March 31, 2024, the Company had a negative working capital of approximately $4.1 million, accumulated deficit of $151.6 million, and incurred a net loss including preferred dividends of $0.4 million for the three months then ended. Stockholders’ deficit totaled approximately $4.0 million at March 31, 2024, primarily due to recurring net losses from operations.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation and input variables for Black-Scholes, and binomial calculations. The Company uses the binomial option pricing model in the calculation of the fair value of the warrant liabilities and the valuation of embedded conversion options and freestanding warrants.

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

Concentrations of Credit Risk

The Company maintains cash balances that are insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was approximately $173,104 and $156,112 as of March 31, 2024 and December 31, 2023, respectively.

Inventory Valuation

All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. The following table summarizes our inventory as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023

Raw materials	$1,360	$1,360
Work-in-progress	46	46
Finished goods	44	44
Inventory reserve	(818)	(818)

Total inventory	$632	$632

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized at the shorter of the useful life of the asset or the remaining lease term. Depreciation and amortization expense are included in general and administrative expense on the statement of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment are summarized as follows at March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31,	December 31,
	2024	2023

Equipment	$951	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,614	1,614
Less accumulated depreciation	(1,584)	(1,582)
Property, equipment and leasehold improvements, net	$30	$32

Depreciation expense related to property and equipment for the three months ended March 31, 2024 and 2023 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three months ended March 31, 2024 and 2023.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. See Note 6, “Commitments and Contingencies.”

Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023 are summarized as follows:

	(in thousands)
	March 31, 2024	December 31, 2023

Compensation	$423	$401
Professional fees	85	216
Interest	53	90
Vacation	33	27
Preferred dividends	178	228
Other accrued expenses	8	8

Total	$780	$970

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

The Company’s revenues do not require significant estimates or judgments and are recognized when control of the promised goods or services is transferred to the Company’s customers, which occurs at a point in time, most frequently upon shipment of the product or receipt of the product, depending on shipment terms. Revenue is measured as the amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company does not offer returns, discounts, loyalty programs or other sales incentive programs that are material to revenue recognition. The Company is not party to contracts that include multiple performance obligations or material variable consideration.

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $747,780, $424,225, and $509,101 as of March 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Significant Customers

As of March 31, 2024, a receivable of $6,882 (net of the allowance for credit losses of $1,500) was attributed to one customer. As of December 31, 2023, accounts receivable of $7,442 (net of the allowance for credit losses of $1,500) were attributed to two customers.

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

The Company has filed for an extension for its 2023 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At March 31, 2024, the Company had approximately $66.4 million of net operating losses carryforward available, $3.8 million of which will expire on December 31, 2024. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

3. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of March 31, 2024 and December 31, 2023, 55,613,449 and 54,105,101 shares of common stock were issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company issued 1,508,348 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock for payment of Series D preferred dividends	54,494
Issuance of common stock for payment of Series E preferred dividends	52,332
Issuance of common stock for payment of Series F preferred dividends	444,621
Issuance of common stock for payment of Series F-2 preferred dividends	163,529
Issuance of common stock for payment of interest	393,372
Issuance of common stock to consultants	400,000
Total common stock issued during the year ended December 31, 2023	1,508,348

Summary table of common stock transactions:
Shares outstanding at December 31, 2023	54,105,101
Common shares issued during the three months ended March 31, 2024	1,508,348
Shares outstanding at March 31, 2024	55,613,449

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At March 31, 2024 and December 31, 2023, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of March 31, 2024 and December 31, 2023. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At March 31, 2024 and December 31, 2023, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, there were 1,049.25 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C1 Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 2,098,500 common shares.

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

At March 31, 2024 and December 31, 2023, there were 2,700 shares outstanding, each with a conversion price of $0.50 per share, such that each share of Series C2 preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 5,400,000 common shares.

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

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of March 31, 2024 and December 31, 2023. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the three months ended March 31, 2024, the Company issued 54,494 shares of common stock for the payment of accrued Series D Preferred Stock dividends. As of March 31, 2024, and December 31, 2023, the Company had accrued dividends for the Series D Preferred Stock of $8,360.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 of which remained outstanding as of March 31, 2024 and December 31, 2023. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000, subject to the increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, at the option of the Company, shares of common stock.

During the three months ended March 31, 2024, the Company issued 52,332 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of March 31, 2024 and December 31, 2023, the Company had accrued dividends of $39,932 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,006 of which remained outstanding as of March 31, 2024 and December 31, 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the three months ended March 31, 2024, the Company issued 444,621 shares of common stock for the payment of annual Series F Preferred Stock dividends. As of March 31, 2024 and December 31, 2023, the Company had accrued dividends for Series F preferred shares of $671 and $46,108, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 of which were issued and outstanding as of March 31, 2024 and December 31, 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the three months ended March 31, 2024, the Company issued 163,529 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of March 31, 2024 and December 31, 2023, the Company had accrued dividends for Series F-2 preferred shares of $9,118 and $23,579, respectively.

Warrants

The following tables summarize transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2024 and 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	900,000	0.30
Warrants expired	(196,000)	0.25
Outstanding, March 31, 2024	29,288,580	$0.50

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	35,586,980	$0.46
Warrants issued	1,873,750	0.25
Warrants exchanged	(1,025,000)	0.25
Warrants expired	(7,410,000)	0.20
Warrants exercised	(973,750)	0.20
Outstanding, March 31, 2023	28,051,980	$0.54

During the three months ended March 31, 2024 and 2023, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

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

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares.

During the three months ended March 31, 2024 and 2023, the Company recognized expense for stock options of $14,837 and $107,068, respectively. The following tables summarize the Company’s stock option activity and related information for the three months ended March 31, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options outstanding as of March 31, 2024	2,338,636	$0.41	6.3 years	$-
Options exercisable as of March 31, 2024	1,923,864	$0.44	5.7 years	$-

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of March 31, 2023	2,338,636	$0.41	6.9 years	$-
Options exercisable as of March 31, 2023	1,656,205	$0.45	5.8 years	$-

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

As of March 31, 2024, there was $109,415 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately two years. The weighted-average fair value of awards granted was $0.26 during the three months ended March 31, 2023.

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

As of March 31, 2024, and December 31, 2023, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was $27,351 for the three months ended March 31, 2024 and 2023. The below table presents total operating lease right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023:

	(in thousands)
	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$207	$227
Operating lease liabilities	$225	$246

The table below presents the maturities of operating lease liabilities as of March 31, 2024:

(in thousands)
Operating
Leases
2024 (remaining)	$87
2025	118
2026	50
Total future lease payments	255
Less: discount	(30)
Total lease liabilities	$225

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	2.2	2.4
Weighted average discount rate	11.4%	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As of March 31, 2024, unrecognized consulting expense associated with the agreement was nil and 2,500,000 of the warrants had been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

During the three months ended March 31, 2023, the Company entered into an agreement with Mr. Blumberg to exchange 875,000 of the outstanding warrants for 831,250 warrants with a strike price of $0.20, which were exercised during the first quarter of 2023.

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

During the three months ended March 31, 2024 and 2023, the Company issued 900,000 warrants to Mr. Blumberg, pursuant to the agreement, and recognized expense of nil and $295,420 respectively. Total unrecognized expense for the warrants was nil as of March 31, 2024. During the three months ended March 31, 2024 and 2023, the Company recognized nil and $65,611 of expense for the shares of common stock due to Mr. Blumberg, respectively. As 400,000 shares had not been issued as of March 31, 2024, the Company estimated the total amount of expense for the future issuances using the closing price of the Company’s stock as of March 31, 2024.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche of warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche of warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche of warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. As of March 31, 2024, the deadline to achieve the stock price of $1.50 has passed and the second tranche warrants will therefore not be issued.

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

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of March 31, 2024.

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

The Company recognized expense for the second tranche of warrants of nil and $29,706 during the three months ended March 31, 2024 and 2023, respectively. Unrecognized expense for the second tranche of warrants was nil as of March 31, 2024. The Company recognized expense for the third tranche of warrants of $15,466 for the three months ended March 31, 2024 and 2023. Unrecognized expense for the third tranche of warrants was $25,776 as of March 31, 2024.

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

On February 17, 2024, the Company entered into a fourth amendment to the agreement with SMI. Under the terms of the amended agreement, SMI agreed to pay the Company $531,100 on or prior to March 15, 2024. On March 18, 2024, SMI, through SMI’s authorized distribution partner, initiated a wire payment of $330,000 in partial satisfaction of $531,100 owed to the Company. The payment was received by the Company on March 20, 2024. As the full payment was not received by March 15, 2024, the Company had the right to terminate the agreement with two weeks’ notice to SMI, however the Company did not exercise this option.

The amended agreement also provides for a timeline for the Company to deliver inventory during 2024, including LuViva devices and components, as well as approximately 1,640,000 RFID chips. In consideration, SMI agreed to pay a total of $4.4 million during 2024, including the payment due on March 15, 2024.

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

On April 26, 2024, the parties extended and amended the Standstill Agreement (the “Standstill Extension”) until July 30, 2024, see Note 11 “Subsequent Events” for details.

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

7. NOTES PAYABLE

Short Term Notes Payable

On July 4, 2023, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,073. Monthly payments of $12,041 are due on the note, including interest incurred at a rate of 7.9%. The note, which matures on May 4, 2024, had an outstanding balance of $24,003 and $59,422 as of March 31, 2024 and December 31, 2023, respectively.

8. CONVERTIBLE DEBT

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

The total outstanding balance of the convertible note was $116,142 and $123,039 as of March 31, 2024 and December 31, 2023, respectively. The balances are included within “Short-term convertible notes payable” on the condensed consolidated balance sheets. Total accrued interest on the Auctus convertible note was $23,956 as of March 31, 2024 and December 31, 2023.

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

At March 31, 2024 and December 31, 2023, the balance due on the 10% Senior Unsecured Convertible Debenture was $1,130,000 and total accrued interest was $28,564 and $58,494, respectively. The bond payable discount and unamortized debt issuance costs as of March 31, 2024 and December 31, 2023 are presented below (in thousands):

	March 31, 2024	December 31, 2023
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Unamortized debt issuance costs	(4)	(12)
Debt Discount	(13)	(38)
Senior Unsecured Convertible Debenture	$1,113	$1,080

As of March 31, 2024 and December 31, 2023, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible notes payable” within the condensed consolidated balance sheets.

9. RELATED PARTY DEBT

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

The tables below summarize the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2023	57
Balance outstanding at December 31, 2023	$179

Interest accrued through March 31, 2024	2
Balance outstanding at March 31, 2024	$181

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2023	93
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2023	$287

Interest accrued through March 31, 2024	4
Balance outstanding at March 31, 2024	$291

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler. As of December 31, 2020, the Company owed Mr. Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Stock (convertible into 200,000 shares of common stock), and a $150,000 unsecured note. The note accrues interest at the rate of 6% (18% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,600 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%.

During the three months ended March 31, 2024 and 2023, Mr. Fowler forgave $16,659 and $17,721 of the outstanding balance of deferred compensation and, as of March 31, 2024, may forgive up to $112,677 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2024 and December 31, 2023, the outstanding principal amount owed on the note was $73,429 and $82,945, respectively.

Future debt obligations at March 31, 2024 for debt owed to related parties is as follows:

Year	Amount (in thousands)
2024 (remaining)	30
2025	513
2026	3
Total	$546

10. INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series C-1, Series C-2, Series D, Series E, Series F and Series F-2 convertible preferred stock, convertible debt, convertible preferred dividends, warrants and stock options convertible into common stock shares.

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the three months ended March 31, 2024 and 2023, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At March 31, 2024 and 2023, these instruments were convertible into 53,011,448 and 51,948,265 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	March 31,
	2024	2023

Net loss	(441)	(969)
Basic weighted average number of shares outstanding	54,750	49,297
Net loss per share (basic)	(0.01)	(0.02)
Diluted weighted average number of shares outstanding	54,750	49,297
Net loss per share (diluted)	(0.01)	(0.02)

11. SUBSEQUENT EVENTS

Issuances of Common Stock

Subsequent to March 31, 2024, we issued 143,026 shares of common stock for Preferred Series D and Series F-2 dividends.

Employee Note Payable

On April 15, 2024, the Company issued an $87,162 promissory note to a former employee, for compensation and vacation pay due. The promissory note, which incurs interest at a rate of 6% per annum, matures on May 5, 2028. Monthly payments of $2,000 are due on the promissory note until maturity.

SMI Standstill Agreement Extension

On April 26, 2024, the parties extended the Standstill Agreement (“Standstill Extension”) until July 30, 2024, contingent on payments from SMI totaling $770,000 on or before July 30, 2024. In addition, because SMI did not make its scheduled payment of $100,000 on or before March 31, 2024, the Company can recoup that by placing a 25% surcharge on the cost of goods and services already paid for by SMI. Additionally, the Standstill Extension reduced the number of RFID chips the Company committed to shipping by 240,000 and reduced the total amount due from SMI in 2024 by $247,545. The other terms from the Amendment and Standstill Agreement remain intact.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2023 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of March 31, 2024, we have an accumulated deficit of approximately $151.6 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. During the three months ended March 31, 2024 and 2023, the majority of our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in the near future will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with our distributors, including an amended agreement executed on February 17, 2024, we currently hold and expect to generate additional purchase orders for approximately $4.2 million in LuViva devices and disposables and expect those purchase orders to result in actual sales of $1.5 to $2.5 million throughout in 2024, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The protocol was drafted with input from FDA and at least two prestigious clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites are fully IRB approved. All four sites have received LuViva devices and have been trained on their use. One site unexpectedly needed additional approvals from the local hospital that is contributing subjects to the study, but that approval was granted on March 28, 2024. Three of the four sites have undergone one or more clinical study monitoring visits by Company clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol. Findings from the initial clinical study monitoring visits include:

1)	There have not been any adverse events reported related to the use of LuViva.

2)	All three monitored clinical study sites are adhering to the study protocol and are completing the necessary case report forms according to FDA standards.

3)	Enrollment rates have increased during 2024.

4)	Approximately 122 patients have been enrolled and tested.

Based on current and expected enrollment rates, we expect the study to be completed in 2024, however there can be no assurance that the study will progress within the expected timeline.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, has reported to us that as of March 31, 2024, all study subjects needed for Chinese National Medical Products Administration (NMPA) approval have been enrolled and tested. There have been no reports of any adverse events from the study associated with the LuViva device. SMI believes that they can file the clinical report with NMPA during the second quarter of 2024 and that approval could occur in 2024, although there can be no assurance that NMPA filing and approval will be completed within the projected time frames.

In Europe, our distribution partners, Newmars Medical Technologies (“Newmars”), reported that sales efforts have restarted after delays caused by Covid-19. They are now actively pursuing potential customers in Poland, Hungary and Romania, where we have obtained the required approvals to sell our products though Newmars.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the three months ended March 31, 2024, were $5,720, compared to $22,049 for the three months ended March 31, 2023. Cost of goods sold was $1,875 during the three months ended March 31, 2024, compared to $8,789 during the three months ended March 31, 2023. The decrease in cost of goods sold in the current year was due to lower sales. As of March 31, 2024, we have a deferred revenue balance of $747,780, which will be recognized as revenue when our products are shipped, which is expected to occur in 2024.

Research and Development Expenses: Research and development expenses were $53,554 and $7,146 during the three months ended March 31, 2024 and 2023, respectively. The increase of $46,408, or 649.4%, was primarily due to an increase in costs related to clinical trials in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Sales and Marketing Expenses: Sales and marketing expenses of $72,572 and $73,045 during the three months ended March 31, 2024 and 2023, respectively, were materially consistent over the two periods.

General and Administrative Expense: General and administrative expenses were $236,227 and $776,433 during the three months ended March 31, 2024 and 2023, respectively. Lower general and administrative costs of $540,206, or 69.6%, was primarily driven by a $392,273 decline in expense for warrants and common stock issued to consultants and related parties, a decrease of $92,232 in stock option expense, a decrease of $81,300 for professional fees paid to consultants, and a decrease of $8,605 in other miscellaneous operating costs. The decline in our general and administrative expenses during the three months ended March 31, 2024 was partially offset by a $23,320 increase in payroll and benefits expense and an $10,850 increase in taxes.

Interest Expense: Interest expense of $64,118 and $65,680 during the three months ended March 31, 2024 and 2023, respectively, was materially consistent over the two periods.

Change in Fair Value of Derivative Liability: The gain for the change in fair value of the derivative liability during the three months ended March 31, 2024 and 2023 was nil and $4,818, respectively, which was due to changes to our stock price during the period.

Gain from Extinguishment of Debt: The gain from extinguishment of debt during the three months ended March 31, 2024 and 2023 was $16,659 and $34,773, respectively. The decrease of $18,114, or 52%, in the current period was due to a lower amount of debt forgiven as the amount of debt owed has declined.

Deemed Dividend for Warrant Exchanges: Expense related to deemed dividends was nil and $65,296 in the period ended March 31, 2024 and 2023. The expense in the prior period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends was $38,907 and $34,758 for the three months ended March 31, 2024 and 2023, respectively. The increase of $4,149, or 11.9% was due to differences in the value of common shares issued to settle preferred stock dividends.

Net Loss: Net loss attributable to common stockholders was $441,372 and $969,508 during the three months ended March 31, 2024 and 2023, respectively. The reasons for the fluctuation are outlined above.

There was no income tax benefit recorded for the three months ended March 31, 2024 or 2023, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At March 31, 2024, the Company had a negative working capital of approximately $4.1 million, accumulated deficit of $151.6 million, and incurred a net loss including preferred dividends of $0.4 million for the three months then ended. Stockholders’ deficit totaled approximately $4.0 million at March 31, 2024, primarily due to recurring net losses from operations.

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

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of March 31, 2024, we had cash of approximately $0.45 million and negative working capital of $4.1 million.

Our major cash flows for the three months ended March 31, 2024 consisted of cash used for operating activities of $0.1 million and cash used for financing activities of $46 thousand, which was for payments made on outstanding debt.

Our major cash flows for the three months ended March 31, 2023 consisted of cash used by operating activities of $0.5 million and net cash provided by financing activities of $23 thousand, which was derived from $195 thousand of proceeds from warrant exercises, offset by payments made on outstanding debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of March 31, 2024, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2024, the Company issued 400,000 shares of common stock and 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. The warrants, which will expire on March 1, 2027, have a strike price of $0.30.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None.

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
101.1*

Interactive data files for Guided Therapeutics, Inc. 's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income (unaudited);  (iii) the Condensed Consolidated Statements in Stockholders' Deficit (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted in Inline XBRL and included in Exhibit 101)

_____________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: May 13, 2024

