Form 10-Q
period 2024-06-30
GUIDED THERAPEUTICS INC
filed 2024-08-14
CIK 924515

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2024

Commission File No. 000-22179

GUIDED THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2029543
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

As of August 10, 2024, the registrant had 56,550,370 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$275	$591
Trade receivables, net of allowance for doubtful accounts of nil and $2 at June 30, 2024 and December 31, 2023, respectively.	2	7
Inventory, net of reserves of $818 at June 30, 2024 and December 31, 2023	632	632
Other current assets	112	163
Total current assets	1,021	1,393

Non-Current Assets:
Property and equipment, net	28	32
Operating lease right-of-use assets, net of amortization	185	227
Other assets	17	17
Total non-current assets	230	276

TOTAL ASSETS	$1,251	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,143	$1,991
Accounts payable, related parties	34	32
Accrued liabilities	840	1,068
Deferred revenue	748	424
Current portion of lease liability	99	91
Current portion of long-term debt, related parties	520	39
Short-term notes payable	112	59
Short-term convertible debt	94	1,105
Short-term convertible debt in default	1,130	-
Derivative liability at fair value	12	-
Total current liabilities	5,732	4,809

Long-Term Liabilities
Long-term lease liability	104	155
Long-term notes payable	59	-
Long-term debt, related parties	23	511
Total long-term liabilities	186	666

Total liabilities	5,918	5,475

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $286 at June 30, 2024 and December 31, 2023.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $1,049 at June 30, 2024 and December 31, 2023.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $2,700 at June 30, 2024 and December 31, 2023.	439	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $438 at June 30, 2024 and December 31, 2023.	159	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $883 at June 30, 2024 and December 31, 2023.	834	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $1,006 at June 30, 2024 and December 31, 2023.	838	838
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of June 30, 2024 and December 31, 2023. Liquidation preference of $520 at June 30, 2024 and December 31, 2023.	475	475
Common stock, $0.001 par value; 500,000 shares authorized, 56,267 and 54,105 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	3,442	3,441
Additional paid-in capital	141,320	140,983
Treasury stock at cost	(132)	(132)
Accumulated deficit	(152,317)	(151,118)

Total stockholders’ deficit	(4,667)	(3,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,251	$1,669

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Sales - devices and disposables	$-	$44	$6	66
Cost of goods sold	-	33	2	42
Gross profit	-	11	4	24

Operating expenses:
Research and development	222	66	275	73
Sales and marketing	69	61	142	134
General and administrative	364	1,389	600	2,166
Total operating expenses	655	1,516	1,017	2,373

Loss from operations	(655)	(1,505)	(1,013)	(2,349)

Other income (expenses):
Interest expense	(75)	(69)	(139)	(134)
Interest income	-	-	3	-
Change in fair value of derivative liability	(7)	-	(7)	5
Gain from extinguishment of debt	16	17	33	52
Other income (expenses)	12	-	12	-
Total other income (expense)	(54)	(52)	(98)	(77)

Loss before income taxes	(709)	(1,557)	(1,111)	(2,426)
Provision for income taxes	-	-	-	-

Net loss	(709)	(1,557)	(1,111)	(2,426)
Deemed dividend for warrant exchanges	-	-	-	(65)
Preferred stock dividends	(49)	(47)	(88)	(82)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(758)	$(1,604)	$(1,199)	$(2,573)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.03)	$(0.02)	$(0.05)
Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic	55,986	50,970	55,368	50,138
Diluted	55,986	50,970	55,368	50,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	1	$834	1	$838	-	$475
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2024	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2024	55,614	$3,441	$141,218	$(132)	$(151,559)	$(4,012)
Issuance of common stock for payment of Series D preferred dividends	71	-	6	-	-	6
Issuance of common stock for payment of Series F-2 preferred dividends	72	-	7	-	-	7
Issuance of common stock for payment of interest	510	1	47	-	-	48
Issuance of warrants with debt	-	-	12	-	-	12
Stock-based compensation	-	-	30	-	-	30
Accrued preferred dividends	-	-	-	-	(49)	(49)
Net loss	-	-	-	-	(709)	(709)
Balance at June 30, 2024	56,267	$3,442	$141,320	$(132)	$(152,317)	$(4,667)

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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1	$834	1	$838	-	$475
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2024	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2023	54,105	$3,441	$140,983	$(132)	$(151,118)	$(3,806)
Issuance of common stock for payment of Series D preferred dividends	125	-	15	-	-	15
Issuance of common stock for payment of Series E preferred dividends	52	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	445	-	54	-	-	54
Issuance of common stock for payment of Series F-2 preferred dividends	236	-	27	-	-	27
Issuance of common stock for payment of interest	904	1	104	-	-	105
Settlement of previously accrued professional fees through common stock issuance	400	-	57	-	-	57
Issuance of warrants with debt	-	-	12	-	-	12
Stock-based compensation	-	-	60	-	-	60
Accrued preferred dividends	-	-	-	-	(88)	(88)
Net loss	-	-	-	-	(1,111)	(1,111)
Balance at June 30, 2024	56,267	$3,442	$141,320	$(132)	$(152,317)	$(4,667)

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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,111)	$(2,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1	2
Depreciation	5	5
Amortization of debt issuance costs and discounts	50	65
Stock-based compensation	60	1,683
Change in fair value of derivative liability	7	(5)
Amortization of lease right-of-use-asset	42	37
Gain from forgiveness of debt	(33)	(52)
Other non-cash expenses	6	11
Change in operating assets and liabilities:
Accounts receivable	4	(3)
Inventory	-	(25)
Other current assets	52	46
Accounts payable and accrued liabilities	323	(173)
Lease liabilities	(44)	(38)
Deferred revenue	324	(64)
NET CASH USED IN OPERATING ACTIVITIES	(314)	(937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200	-
Payments of debt issuance costs	(17)	-
Payments made on notes payable	(185)	(213)
Proceeds from warrant exercises	-	195
NET CASH USED IN FINANCING ACTIVITIES	(2)	(18)

NET CHANGE IN CASH	(316)	(955)

Cash at beginning of period	591	2,313

CASH AT END OF PERIOD	$275	$1,358

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$21	$47

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:

Dividends on preferred stock	$88	$82
Deemed dividends for warrant exchanges	$-	$65
Warrants issued with debt	$12	$-
Beneficial conversion feature	$6	$-
Common stock issued for payment of interest	$105	$59
Common stock issued for payment of accrued dividends	$104	$105
Settlement of previously accrued professional fees through common stock issuance	$57	$-
Accrued payroll liability exchanged for promissory note	$87	$-
Conversion of Series E preferred shares into common stock	$-	$5
Conversion of Series F preferred shares into common stock	$-	$42

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of June 30, 2024 and December 31, 2023, and the consolidated results of operations and cash flows for the three and six-month periods ended June 30, 2024 and 2023 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2024, it had an accumulated deficit of approximately $152.1 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At June 30, 2024, the Company had a negative working capital of approximately $4.7 million, accumulated deficit of $152.3 million, and incurred a net loss including preferred dividends of $1.2 million for the six months then ended. Stockholders’ deficit totaled approximately $4.7 million at June 30, 2024, primarily due to recurring net losses from operations.

During the year ended December 31, 2023, the Company received $0.4 million of proceeds from warrant exercises. During the six months ended June 30, 2024, the Company received $0.2 million of proceeds from the issuance of promissory notes payable. The Company will need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues or stockholders’ equity.

2.   SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the allowance for doubtful accounts, inventory valuation, valuation of share-based compensation and the valuation of the convertible note payable derivative liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil and $156,112 as of June 30, 2024 and December 31, 2023, respectively.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2024 and December 31, 2023.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31,
	2024	2023

Raw materials	$1,360	$1,360
Work-in-progress	46	46
Finished goods	44	44
Inventory reserve	(818)	(818)

Total inventory	$632	$632

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31,
	2024	2023

Equipment	$951	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,614	1,614
Less accumulated depreciation	(1,586)	(1,582)
Property, equipment and leasehold improvements, net
	$28	$32

Depreciation expense related to property and equipment for the three and six months ended June 30, 2024 and 2023 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and six months ended June 30, 2024 and 2023.

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

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes its secured borrowing rate. Right-of-use assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both right-of-use assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. See Note 6 – “Commitments and Contingencies.”

Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 are summarized as follows:

	(in thousands)
	June 30, 2024	December 31, 2023

Compensation	$356	$401
Professional fees	95	216
Interest	143	188
Vacation	29	27
Preferred dividends	210	228
Other accrued expenses	7	8
Total	$840	$1,068

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

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $747,780, $424,225, and $509,101 as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively.

Significant Customers

As of June 30, 2024, trade receivables of $2,047 (net of the allowance for credit losses of $450) were attributed to one customer. As of December 31, 2023, accounts receivable of $7,442 (net of the allowance for credit losses of $1,500) were attributed to two customers.

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

The Company has filed for an extension for its 2023 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At June 30, 2024, the Company had approximately $66.4 million of net operating losses carryforward available, $3.8 million of which will expire on December 31, 2024. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

During the six months ended June 30, 2024, the Company recognized $29,673 of expense related to stock options and $30,932 of expense for warrants issued to a director. During the six months ended June 30, 2023, the Company recognized $206,306 of expense related to stock options, $116,000 of expense for stock issued to a director and $1,361,143 of expense for warrants issued to consultants and executives.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Quoted prices for identical assets or liabilities in active markets that the Company can access at the measurement date.

•

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect the Company’s judgment about the assumptions that market participants would use in pricing an asset or liability.

An asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

•	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

•	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

•	Income approach: Techniques to convert future amounts to a single present value amount

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

3. STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of June 30, 2024 and December 31, 2023, 56,266,661 and 54,105,101 shares of common stock were issued and outstanding, respectively.

During the six months ended June 30, 2024, the Company issued 2,161,560 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock for payment of Series D preferred dividends	125,505
Issuance of common stock for payment of Series E preferred dividends	52,332
Issuance of common stock for payment of Series F preferred dividends	444,621
Issuance of common stock for payment of Series F-2 preferred dividends	235,544
Issuance of common stock for payment of interest	903,558
Issuance of common stock to consultants	400,000
Total common stock issued during the six months ended June 30, 2024	2,161,560

Summary table of common stock transactions:
Shares outstanding at December 31, 2023	54,105,101
Common shares issued during the six months ended June 30, 2024	2,161,560
Shares outstanding at June 30, 2024	56,266,661

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At June 30, 2024 and December 31, 2023, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock; for a total of 572,000 shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of June 30, 2024 and December 31, 2023. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At June 30, 2024 and December 31, 2023, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at June 30, 2024 and December 31, 2023. The C1 Convertible Preferred Stock has a conversion price of $0.50 per share, such that each share would convert into approximately 2,000 shares of the Company’s common stock, for a total of 2,098,500 shares of common stock.

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

At June 30, 2024 and December 31, 2023, there were 2,700 shares outstanding, each with a conversion price of $0.50 per share, such that each share of Series C2 preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 5,400,000 common shares.

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

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of June 30, 2024 and December 31, 2023. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the six months ended June 30, 2024, the Company issued 125,505 shares of common stock for the payment of accrued Series D Preferred Stock dividends. As of June 30, 2024, and December 31, 2023, the Company had accrued dividends for the Series D Preferred Stock of $8,360.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 of which remained outstanding as of June 30, 2024 and December 31, 2023. Each share of Series E Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000, subject to the increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, at the option of the Company, shares of common stock.

During the six months ended June 30, 2024, the Company issued 52,332 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of June 30, 2024 and December 31, 2023, the Company had accrued dividends of $57,592 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,006 of which remained outstanding as of June 30, 2024 and December 31, 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the six months ended June 30, 2024, the Company issued 444,621 shares of common stock for the payment of annual Series F Preferred Stock dividends. As of June 30, 2024 and December 31, 2023, the Company had accrued dividends for Series F preferred shares of $15,761 and $46,108, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 of which were issued and outstanding as of June 30, 2024 and December 31, 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the six months ended June 30, 2024, the Company issued 235,544 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of June 30, 2024 and December 31, 2023, the Company had accrued dividends for Series F-2 preferred shares of $7,918 and $23,579, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2024 and 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	1,000,000	0.30
Warrants expired	(761,500)	0.37
Outstanding, June 30, 2024	28,823,080	$0.50

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	35,586,980	$0.46
Warrants issued	5,873,750	0.25
Warrants exchanged	(1,025,000)	0.25
Warrants expired	(9,478,200)	0.30
Warrants exercised	(973,750)	0.20
Outstanding, June 30, 2023	29,983,780	$0.49

During the six months ended June 30, 2024 and 2023, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

During the six months ended June 30, 2024, the Company issued 100,000 warrants in conjunction with the issuance of a $100,000 note payable to an unaffiliated third party. See Note 7, “Notes Payable” for additional details on the note payable. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	389.2%
Risk-free interest rate	4.4%
Dividend yield	0.0%

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

During the six months ended June 30, 2024 and 2023, the Company recognized expense for stock options of $29,673 and $206,306, respectively. There was no stock option activity during the six months ended June 30, 2024.

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

The following tables summarize the Company’s stock option activity and related information for the six months ended June 30, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options outstanding as of June 30, 2024	2,338,636	$0.41	6.1 years	$-
Options exercisable as of June 30, 2024	1,980,114	$0.43	5.6 years	$-

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of June 30, 2023	2,338,636	$0.41	7.1 years	$-
Options exercisable as of June 30, 2023	1,755,114	$0.45	6.2 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of June 30, 2024 and the exercise price, multiplied by the number of options. As of June 30, 2024, there was $94,578 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 1.75 years. The weighted-average fair value of awards granted was nil and $0.26 during the six months ended June 30, 2024 and 2023, respectively.

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

5.   LITIGATION AND CLAIMS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the dispositions of these matters, individually or in aggregate, are not expected to have a material adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular year.

As of June 30, 2024, and December 31, 2023, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was unchanged from the prior period and was $27,351 and $54,702 for the three and six months ended June 30, 2024, respectively. The below table presents total operating lease right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023:

	(in thousands)
	June 30,	December 31
	2024	2023
Operating lease right-of-use assets	$185	$227
Operating lease liabilities	$203	$246

The table below presents the maturities of operating lease liabilities as of June 30, 2024:

(in thousands)
Operating
Lease Payments
2024 (remaining)	58
2025	118
2026	50
Total future lease payments	226
Less: discount	(23)
Total lease liabilities	$203

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of June 30, 2024 and December 31, 2023

	(in thousands)
	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	1.9	2.4
Weighted average discount rate	11.4%	11.4%

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and are subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As of June 30, 2024, unrecognized consulting expense associated with the agreement was nil and 2,500,000 of the warrants had been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

During the six months ended June 30, 2023, the Company entered into an agreement with Mr. Blumberg to exchange 875,000 of the outstanding warrants for 831,250 warrants with a strike price of $0.20, which were exercised during the first quarter of 2023.

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

During the six months ended June 30, 2024 and 2023, the Company issued 900,000 warrants to Mr. Blumberg, pursuant to the agreement, and recognized expense of nil and $590,840, respectively. Total unrecognized expense for the warrants was nil as of June 30, 2024. During the six months ended June 30, 2024 and 2023, the Company recognized $7,425 and $111,833 of expense for the shares of common stock due to Mr. Blumberg, respectively. As 400,000 shares had not been issued as of June 30, 2024, the Company estimated the total amount of expense for the future issuances using the closing price of the Company’s stock as of June 30, 2024.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche of warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche of warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche of warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. As of June 30, 2024, the deadline to achieve the stock price of $1.50 has passed and the second tranche warrants will therefore not be issued.

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

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of June 30, 2024.

The Company estimated the fair value of the second tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	1.0
Volatility	144.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the second tranche of warrants of nil and $29,706 during the three months ended June 30, 2024 and 2023, respectively. The Company recognized expense for the second tranche of warrants of nil and $59,412 during the six months ended June 30, 2024 and 2023, respectively. Unrecognized expense for the third tranche of warrants was nil as of June 30, 2024.

The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the third tranche of warrants of $15,466 during the three months ended June 30, 2024 and 2023. The Company recognized expense for the third tranche of warrants of $30,932 during the six months ended June 30, 2024 and 2023. Unrecognized expense for the third tranche of warrants was $10,311 as of June 30, 2024.

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

On April 26, 2024, the parties extended the Standstill Agreement (“Standstill Extension”) until July 30, 2024, contingent on payments from SMI totaling $770,000 on or before July 30, 2024. In addition, because SMI did not make its scheduled payment of $100,000 on or before March 31, 2024, the Company can place a 25% surcharge on the cost of goods and services already paid for by SMI. Additionally, the Standstill Extension reduced the number of RFID chips the Company committed to shipping by 240,000 and reduced the total amount due from SMI in 2024 by $247,545. The other terms from the Amendment and Standstill Agreement remained intact.

The Company and SMI executed an extension to the Standstill Agreement (the “Second Standstill Extension”) subsequent to June 30, 2024. Please see Note 12, “Subsequent Events” for details.

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

7.   NOTES PAYABLE

On June 28, 2024, the Company issued a promissory note totaling $100,000 to an unaffiliated third party. The promissory note matures on January 1, 2025 and will accrue total interest of $10,000. Monthly payments of $20,000 are due on the note, beginning August 1, 2024 until December 1, 2024, while the interest payment is due on or before January 1, 2025. The promissory note may be prepaid in full or in part without penalty or premium. The holder of the promissory note also received 100,000 common stock purchase warrants, which will have an exercise price of $0.25 and will expire on July 1, 2028. The warrants, which had an estimated fair value of $11,998, were recorded as a discount on the note payable.

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6% per annum, matures on May 5, 2028. The total balance of the promissory note was $83,162 as of June 30, 2024, of which $24,000 is presented in “Short-term notes payable” on the consolidated balance sheets and $59,162 is included in “Long-term notes payable.”

On July 4, 2023, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,073. Monthly payments of $12,041 are due on the note, including interest incurred at a rate of 7.9%. The note, which matured on May 4, 2024, had an outstanding balance of nil and $59,422 as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes short-term notes payable (in thousands):

	Short-term notes payable
	June 30, 2024	December 31, 2023
Short-term promissory note	$100	$-
Current portion of long-term promissory note	24	-
Premium Finance (insurance)	-	59
Debt Discount	(12)	-
Short-term notes payable	$112	$59

8.  CONVERTIBLE DEBT

10% Senior Unsecured Convertible Debenture

On May 17, 2021, the Company issued 10% Senior Unsecured convertible debentures to investors, which matured on May 17, 2024 (the “Maturity Date”). The Company subscribed $1,130,000 of the $1,000 convertible debentures. The terms of the debentures are as follows: 1) the principal amount of some or all of the convertible debentures and accrued interest are convertible into shares of common stock at the holder’s option, at a price of $0.50 per common stock share (the “conversion price”), subject to adjustment in certain events, at any time prior to maturity date; 2) upon successful uplist to a U.S. National Exchange, the note will automatically convert into the uplisting financing; 3) each debenture unit included 1,000 common stock warrants with an exercise price of $0.80 and an expiration date of May 17, 2023; 4) if a Change of Control (as defined in the Convertible Debenture Certificate) occurs prior to the Maturity Date, unless the holder elects in writing to convert the Convertible Debentures into shares of common stock, the Company will repay in cash upon the closing of such Change of Control all outstanding principal and accrued interest under each Convertible Debenture plus a Change of Control premium equal to an additional 3% of the outstanding principal sum under such Convertible Debenture. Prior to the closing of an Change of Control, in lieu of repayment as set forth in the preceding sentence, the holder has the right to elect in writing to convert, effective immediately prior to the effective date of such Change of Control, all outstanding principal and accrued Interest under the Convertible Debentures into shares of common stock at the Conversion Price; 5) Subject to a holder’s option of electing conversion prior to the Redemption Date (as such term is defined below), on or after the date that is 24 months from the Closing Date if the daily volume weighted average trading price of the shares of common stock is $1.50 per share of common stock or more for each trading day over a 30 consecutive trading day period, the Company may, at any time (the “Redemption Date”), at its option, redeem all, or any portion of the Convertible Debentures for either: (i) a cash payment (in the form of a certified cheque or bank draft) that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date; or (ii) by issuing and delivering shares of common stock to the holders of Convertible Debentures at a deemed price of $0.50 per share of common stock that is equal to all outstanding principal and accrued interest under each Convertible Debenture up to the Redemption Date, or any combination of (i) or (ii), upon not less than 30 days and not more than 60 days prior written notice in the manner provided in the Debenture Certificate, to the holder of Convertible Debentures.

At June 30, 2024 and December 31, 2023, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $24,860 and $58,494, respectively. After the May 17, 2024 maturity date, the interest rate increased to the default rate of 18.0%. The bond payable discount and unamortized debt issuance costs as of June 30, 2024 and December 31, 2023 are presented below (in thousands):

	Senior Secured Convertible Debenture
	June 30, 2024	December 31, 2023
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Unamortized debt issuance costs	-	(12)
Debt Discount	-	(38)
Senior Unsecured Convertible Debenture	$1,130	$1,080

As of June 30, 2024, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible notes payable in default” within the condensed consolidated balance sheets. As of December 31, 2023, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible notes payable” within the condensed consolidated balance sheets.

1800 Diagonal Lending Note

On June 11, 2024, the Company entered into a securities purchase agreement and contingently convertible note with 1800 Diagonal Lending LLC (“Diagonal Lending”). The convertible note issued to Diagonal Lending had a total principal balance of $100,050 and an original issue discount of $13,050. The note, which will accrue total interest of $14,007, will mature on April 15, 2025. A payment of $57,029 is due on the note on December 15, 2024. The remaining balance due, including accrued interest, will be paid in monthly payments of $14,257 from January 15, 2025 through April 15, 2025. The note may be prepaid within 120 days of issuance for a discount of 2.0 -3.0 % of the principal and accrued interest due. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

In an event of default, the unpaid portion of the note and accrued interest is convertible into shares of common stock at a conversion rate equal to the variable conversion price. The variable conversion price is equal to the lowest closing price of our common stock during the ten days prior to the conversion date multiplied by 65.0%. The Company assessed this embedded conversion feature and determined that it is not considered clearly and closely related to the host note, and therefore meets the definition of a derivative. Therefore, this embedded conversion feature is required to be bifurcated from the note and accounted for separately as a derivative liability. The Company estimated the fair value of the combined derivative liability as of June 11, 2024, which was recorded as a liability and as a discount net against the subordinated convertible notes. The Company is required to remeasure the combined derivative liability to its then fair value at each subsequent balance sheet date, through an adjustment to current earnings (see Note 11 for further details on the Company’s fair value measurement).

At June 30, 2024, the balance due on the note was $100,000 and total accrued interest was $1,166. The note payable discount, unamortized debt issuance costs and unamortized debt discount (including the beneficial conversion feature) as of June 30, 2024 and December 31, 2023 is presented below (in thousands):

	June 30, 2024	December 31, 2023
Short-term convertible promissory note	$100	$-
Unamortized debt issuance costs	(4)	-
Debt Discount	(12)	-
Beneficial conversion feature	(5)	-
1800 Diagonal Lending Convertible Note	$79	$-

Auctus Convertible Note

On December 17, 2019, the Company entered into a securities purchase agreement and convertible note with Auctus Fund, LLC (“Auctus’). The convertible note issued to Auctus was for a total of $2.4 million. The note may not have been prepaid in whole or in part except as otherwise explicitly allowed. Any amount of principal or interest on the note which was not paid when due shall bore interest at the rate of the lessor of 24% or the maximum permitted by law (the “default interest”). The variable conversion prices equaled the lesser of: (i) the lowest trading price on the issue date, and (ii) the variable conversion price. The variable conversion price was 95% multiplied by the market price (the market price means the average of the five lowest trading prices during the period beginning on the issue date and ending on the maturity date), minus $0.04 per share, provided however that in no event could the variable conversion price be less than $0.15. If an event of default under this note occurred and/or the note was not extinguished in its entirety prior to December 17, 2020, the $0.15 price floor no longer applied.

On September 1, 2022, the Company agreed to exchange certain debt and equity owned by Auctus pursuant to an Exchange Agreement between the Company and Auctus (the “Exchange Agreement”). Immediately prior to the Exchange Agreement, Auctus held $1,228,183 of debt, including an early prepayment penalty of $350,000, default premiums of $281,256, and $91,555 in interest payable. Auctus agreed to reduce the amount owed to $710,911 and to revert the May 27, 2020 note to its original term. Additionally, Auctus agreed to exchange 8,775,000 warrants that were priced between $0.15 and $0.20 and the $350,000 prepayment penalty for 3,900,000 shares of common stock, warrants to purchase 3,900,000 shares of common stock at $0.50 per share and warrants to purchase 3,900,000 shares of common stock at $0.65 per share (the “Exchange”). As a result of the Exchange Agreement, Auctus forgave a default penalty of $225,444. Following the Exchange and Repayment, the Company will make payments to Auctus in four installments, over an 18-month period. During 2024, Auctus agreed to apply the payments to the principal portion of the debt before applying the funds to the accrued interest. As a result, management has reclassified a portion of the current and prior period outstanding debt to the accrued interest as described below.

The total outstanding balance of the convertible note was $15,000 and $25,000 as of June 30, 2024 and December 31, 2023, respectively. The balances are included within “Short-term convertible notes payable” on the condensed consolidated balance sheets. Total accrued interest on the Auctus convertible note was $115,646 and $121,995 as of June 30, 2024 and December 31, 2023, respectively.

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

The tables below summarize the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2023	57
Balance outstanding at December 31, 2023	$179

Interest accrued through June 30, 2024	5
Balance outstanding at June 30, 2024	$184

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2023	93
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2023	$287

Interest accrued through June 30, 2024	7
Balance outstanding at June 30, 2024	$294

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

During the three and six months ended June 30, 2024, Mr. Fowler forgave $16,401 and $33,060 of the outstanding balance of deferred compensation, respectively. During the three and six months ended June 30, 2023, Mr. Fowler forgave $17,450 and $35,171 of the outstanding balance of deferred compensation, respectively. As of June 30, 2024, Mr. Fowler may forgive up to $96,276 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of June 30, 2024 and December 31, 2023, the outstanding principal amount owed on the note was $63,731 and $82,945, respectively.

Future debt obligations at June 30, 2024 for debt owed to related parties is as follows:

Year	Amount (in thousands)
2024 (remaining)	21
2025	519
2026	3
Total	$543

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

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the three and six months ended June 30, 2024 and 2023, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At June 30, 2024 and 2023, these instruments were convertible into 53,674,649 and 54,482,496 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	June 30,
	2024	2023

Net loss	(1,199)	(2,573)
Basic weighted average number of shares outstanding	55,368	50,138
Net loss per share (basic)	(0.02)	(0.05)
Diluted weighted average number of shares outstanding	55,368	50,138
Net loss per share (diluted)	(0.02)	(0.05)

11.  FAIR VALUE MEASUREMENTS

The convertible notes payable derivative liability is considered a Level 3 measurement, due to the significant unobservable inputs in the valuation, which are based on a forecast of the Company’s future stock performance and, as the note payable is contingently convertible upon an event of default, management’s estimate of the likelihood and timing of conversion.

Based on the terms and provisions of the Diagonal Lending note payable, management built a pricing simulation that predicts the Company’s future stock prices using historical volatility. Our model is designed to utilize the Company’s best estimates of the timing and likelihood of a conversion of the note payable to calculate the variable conversion price as of the future conversion date.

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual term of the convertible note agreement.
•	The probability of an event of default and timing of a future conversion are based on management’s best estimate of the future settlement of the convertible note.

The following tables present the fair value of the bifurcated conversion option:

	Fair Value at June 30, 2024 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion option in connection with Diagonal Lending $100,050 promissory note	-	-	13	13

Total short-term liabilities at fair value	$-	$-	$13	$13

Derivative financial instruments and changes thereto recorded in the six months ended June 30, 2024 and 2023 include the following:

	Six Months Ended June 30,
	2024	2023

Balance, beginning of period	$-	$(5)
Inception of derivative liability	5
Change in fair value during the period	7	5

Balance, end of period	$12	$-

12.  SUBSEQUENT EVENTS

Issuances of Promissory Notes and Related Warrants

On July 22, 2024, we issued a $62,100 convertible promissory note to Diagonal Lending. The convertible promissory note, which had an original issue discount of $8,100, will mature on May 30, 2025 and will accrue total interest of $8,694. A payment of $35,397 will be due on January 30, 2025. The remaining balance, including the accrued interest, will be paid in monthly installments of $8,849 beginning February 28, 2024 and ending on the maturity date. The remaining terms of the convertible promissory note are identical to the June 11, 2024 convertible promissory note disclosed within Note 8, “Convertible Debt,” with the exception that payments on the note may be accelerated or prepaid in full at any time with no prepayment penalty.

On July 23, 2024, we issued a $50,000 promissory note to an unaffiliated third party (the “Holder”). The promissory note, which will incur total interest of $5,000, will mature on February 1, 2025. Monthly payments of $10,000 are due beginning September 1, 2024 and ending January 1, 2025. The $5,000 interest payment is due on February 1, 2025. With the Holder’s permission, the promissory note may be prepaid in full or in part without penalty or premium. In connection with the promissory note, we issued 60,000 common stock warrants with a strike price of $025. The warrants will expire on July 31, 2028.

Subsequent to June 30, 2024, we issued three $25,000 promissory notes to our directors. The promissory notes mature in one year and accrue interest at an annual rate of 9.0%. In connection with the promissory notes, we issued 75,000 common stock warrants to our directors. The warrants, which have a strike price of $0.25, will expire four years after the issuance date.

Issuances of Common Stock

Subsequent to June 30, 2024, we issued 70,558 common shares for payment of Series D Preferred dividends and 213,151 common shares for payment of accrued interest expense.

Second Extension of Standstill Amendment with SMI

Subsequent to June 30, 2024, SMI payments due on July 31, 2024 remained unpaid. On July 31, 2024, the Company and SMI jointly agreed to extend the Standstill Agreement until August 16, 2024, upon which a longer-term agreement is expected to be executed.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of June 30, 2024, we have an accumulated deficit of approximately $152.1 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with our distributors, we currently hold and expect to generate additional purchase orders for approximately $4.2 million in LuViva devices and disposables and expect those purchase orders to result in actual sales of $1.5 to $2.5 million within the next twelve months, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by initiating a clinical trial protocol involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The protocol was drafted with input from FDA and at least two prestigious clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites are fully IRB approved. All four sites have received LuViva devices and have been trained on their use. One site unexpectedly needed additional approvals from the local hospital that is contributing subjects to the study, but that approval was granted on March 28, 2024. All of the four sites have undergone one or more clinical study monitoring visits by Company clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol. Findings from the initial clinical study monitoring visits include:

1)	Approximately 200 patients have been enrolled and tested, which represents approximately half of the patients needed to complete the study.

2)	There have not been any adverse events reported related to the use of LuViva.

3)	All three monitored clinical study sites are adhering to the study protocol and are completing the necessary case report forms according to FDA standards.

Based on current and expected enrollment rates, we expect the study to be completed in 2024, however there can be no assurance that the study will progress within the expected timeline.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, has reported to us that as of June 30, 2024, all study subjects needed for Chinese National Medical Products Administration (NMPA) approval have been enrolled and tested. There have been no reports of any adverse events from the study associated with the LuViva device. Filing with the NMPA was temporarily delayed during the second quarter of 2024 due to an unexpected medical leave taken by a clinical medical administrator at one of the clinical sites. SMI believes that they can file the clinical report with NMPA during 2024 and that approval could occur in 2024, although there can be no assurance that NMPA filing and approval will be completed within the projected time frames.

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

Allowance for Credit Losses: Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2024 and December 31, 2023.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the three months ended June 30, 2024, were nil, compared to $44,238 for the three months ended June 30, 2023. Cost of goods sold was nil during the three months ended June 30, 2024, compared to $33,038 during the three months ended June 30, 2023. As of June 30, 2024, we have a deferred revenue balance of $747,780, which will be recognized as revenue when our products are shipped, which is expected to occur late in 2024 upon receiving NMPA approval.

Research and Development Expenses: Research and development expenses were $221,565 and $66,164 during the three months ended June 30, 2024 and 2023, respectively. The increase of $155,401 or 234.9%, was primarily due to additional $153,764 of costs for sponsored research related to our clinical trials during the three months ended June 30, 2024.

Sales and Marketing Expenses: Sales and marketing expenses were $69,231 and $60,930 during the three months ended June 30, 2024 and 2023, respectively. The increase of $8,300, or 13.6%, was primarily due to $5,008 of additional rent expense allocated to our sales & marketing department and $2,663 of additional travel expenses for sales trips.

General and Administrative Expense: General and administrative expenses were $363,989 and $1,389,034 during the three months ended June 30, 2024 and 2023, respectively. The decrease of $1,025,045, or 73.8%, was primarily driven by a decrease of $697,338 in payroll and benefits (including payroll taxes), which was primarily due to a one-time charge of $679,959 recorded for warrants issued in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the prior year period. Additionally, the Company recognized $59,216 of additional stock-based compensation expense during the prior year period due to the modification of a stock option award and $30,745 of additional expense for stock options for which the related expense was fully recognized as of the end of the prior period. The decrease in general and administrative expenses was also due to a decline of $326,502 of expense for consulting and legal fees, which was primarily driven by $336,745 less expense recognized for shares of common stock and warrants issued to Mr. Blumberg and $29,706 less expense for warrants issued to Mr. Grujic. These decreases were offset by an increase of $39,949 in fees paid to consultants and other third-party professional services providers.

Interest Expense: Interest expense was $75,372 and $68,711 during the three months ended June 30, 2024 and 2023, respectively. The increase of $6,661, or 9.7%, was primarily due to an $8,127 increase in interest due on a local tax liability and $2,019 of additional interest incurred for the promissory note issued to Diagonal Lending during the three months ended June 30, 2024. These increases were offset by decreases in interest expense due to declining balances in other notes payable outstanding.

Change in fair value of derivative liability: The change in the fair value of our derivative liability resulted in a loss of $7,350 during the three months ended June 30, 2024. The change in the fair value was attributed to changes in our forecasted stock price.

Gain from Extinguishment of Debt: The gain from extinguishment of debt of $16,401 and $17,450 during the three months ended June 30, 2024 and 2023, respectively, was materially consistent period over period and was due to forgiveness of debt from our creditors.

Other Income: Other income was $11,515 and $248 during the three months ended June 30, 2024 and 2023, respectively. The change in other income was primarily due to an adjustment of a liability during the three months ended June 30, 2024.

Preferred Stock Dividends: Expense related to preferred stock dividends of $48,929 and $47,497 for the three months ended June 30, 2024 and 2023, respectively, was materially consistent over the two periods.

Net Loss: Net loss attributable to common stockholders was $758,180 and $1,603,219 during the three months ended June 30, 2024 and 2023, respectively. The reasons for the decrease in our net loss are outlined above.

There was no income tax benefit recorded for the three months ended June 30, 2024 or 2023, due to recurring net operating losses.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the six months ended June 30, 2024, were $5,720, compared to $66,287 for the six months ended June 30, 2023. Cost of goods sold was $1,875 during the six months ended June 30, 2024, compared to $41,827 during the six months ended June 30, 2023. As of June 30, 2024, we have a deferred revenue balance of $747,780, which will be recognized as revenue when our products are shipped, which is expected to occur late in 2024 upon receiving NMPA approval.

Research and Development Expenses: Research and development expenses were $275,119 and $73,310 during the six months ended June 30, 2024 and 2023, respectively. The increase of $201,809 or 275.3%, was primarily due to an increase in costs for clinical trials, including a $186,074 increase in sponsored research costs and $9,593 additional travel expenses for trials during the in the six months ended June 30, 2024.

Sales and Marketing Expenses: Sales and marketing expenses were $141,803 and $133,975 during the six months ended June 30, 2024 and 2023, respectively. The increase of $7,827, or 5.8% was primarily due to an increase of $7,324 in rent expense allocated to our sales & marketing department.

General and Administrative Expense: General and administrative expenses were $600,216 and $2,165,467 during the six months ended June 30, 2024 and 2023, respectively. The decrease of $1,565,251, or 72.3%, was primarily driven by a decrease of $771,892 in payroll and benefits (including payroll taxes), which was primarily due to a one-time charge of $679,959 recorded for warrants issued in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the prior year period. Additionally, the Company recognized $59,216 of additional stock-based compensation expense during the prior year period due to the modification of a stock option award. The decrease in general and administrative expenses was also due to a decline of $800,040 of expense for consulting and legal fees, which was primarily driven by (1) $696,784 less expense recognized for shares of common stock and warrants issued to Mr. Blumberg, (2) $59,412 less expense for warrants issued to Mr. Grujic and (3) a decline of $43,879 in fees paid to consultants and other third party professional service providers. These decreases were offset by an overall increase of $6,682 in other general and miscellaneous expenses.

Interest Expense: Interest expense was $139,490 and $134,391 during the six months ended June 30, 2024 and 2023, respectively. The increase of $5,099, or 3.8%, was primarily due to a $9,345 increase in interest due on a local tax liability and $2,019 of additional interest incurred for the promissory note issued to Diagonal Lending during the three months ended June 20, 2024. These increases were offset by decreases in interest expense due to declining balances in other notes payable outstanding.

Change in Fair Value of Derivative Liability: The change in the fair value of our derivative liability resulted in a loss of $7,350 during the six months ended June 30, 2024. The change in the fair value was attributed to changes in our forecasted stock price. The gain due to the change in fair value of the derivative liability during the six months ended June 30, 2023 was $5,038 and was attributed to changes in our stock price.

Gain from Extinguishment of Debt: The gain from extinguishment of debt was $33,060 and $52,223 during the six months ended June 30, 2024 and 2023, respectively. The decrease of $19,163, or 36.7% was due to a lower amount of debt forgiven in the current period, as the balances owed to our creditors have declined.

Other Income: Other income was $12,372 and $248 during the six months ended June 30, 2024 and 2023, respectively. The change in other income was primarily due to an adjustment of a liability during the six months ended June 30, 2024.

Deemed Dividend for Warrant Exchanges: Expense for deemed dividends was nil and $65,296 in the six months ended June 30, 2024 and 2023, respectively. The expense in the prior period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends was $87,836 and $82,255 for the six months ended June 30, 2024 and 2023, respectively. The increase of $5,581, or 6.8%, was due to changes in the value of the common shares used to settle preferred stock dividends in each period.

Net Loss: Net loss attributable to common stockholders was $1,199,452 and $2,572,726 during the six months ended June 30, 2024 and 2023, respectively. The reasons for the decrease in our net loss are outlined above.

There was no income tax benefit recorded for the three months ended June 30, 2024 or 2023, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At June 30, 2024, the Company had negative working capital of approximately $4.7 million, accumulated deficit of $152.3 million, and incurred a net loss including preferred dividends of $1.2 million for the six months then ended. Stockholders’ deficit totaled approximately $4.7 million at June 30, 2024, primarily due to recurring net losses from operations.

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

Liquidity

The Company’s primary liquidity requirements are for working capital, funding clinical studies, and other costs associated with achieving regulatory approval to sell our products. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. We anticipate we will require approximately $1.8 million to $2.2 million of funds to operate our business over the next twelve months, including approximately $0.4 million of funds to complete our ongoing clinical studies.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of June 30, 2024, we had cash of approximately $275 thousand and negative working capital of $4.7 million.

Our major cash flows for the six months ended June 30, 2024 consisted of cash used for operating activities of $314 thousand, proceeds from the issuance of notes payable of $200 thousand and payments of debt and debt issuance costs of $202 thousand.

On July 22, 2024, we issued a $62,100 convertible promissory note to Diagonal Lending. The convertible promissory note, which had an original issue discount of $8,100, will mature on May 30, 2025 and will accrue total interest of $8,694. A payment of $35,397 will be due on January 30, 2025. The remaining balance, including the accrued interest, will be paid in monthly installments of $8,849 beginning February 28, 2024 and ending on the maturity date. The remaining terms of the convertible promissory note are identical to the June 11, 2024 convertible promissory note disclosed within Note 8, “Convertible Debt.”

On July 23, 2024, we issued a $50,000 promissory note to an unaffiliated third party (the “Holder”). The promissory note, which will incur total interest of $5,000, will mature on February 1, 2025. Monthly payments of $10,000 are due beginning September 1, 2024 and ending January 1, 2025. The $5,000 interest payment is due on February 1, 2025. With the Holder’s permission, the promissory note may be prepaid in full or in part without penalty or premium. In connection with the promissory note, we issued 60,000 common stock warrants with a strike price of $025. The warrants will expire on July 31, 2028.

Our major cash flows for the six months ended June 30, 2023 consisted of cash used by operating activities of $937 thousand, payments of debt of $213 thousand and proceeds from warrant exercises of $195 thousand.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of June 30, 2024, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 28, 2024.

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30 2024, the Company issued 400,000 shares of common stock and 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. The warrants, which will expire on March 1, 2027, have a strike price of $0.30.

On June 11, 2024, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending. The convertible note issued to Diagonal Lending had a total principal balance of $100,050 and an original issue discount of $13,050. The note, which will accrue total interest of $14,007, will mature on April 15, 2025. A payment of $57,029 is due on the note on December 15, 2024. The remaining balance due, including accrued interest, will be paid in monthly payments of $14,257 from January 15, 2025 through April 15, 2025.

On June 28, 2024, in connection with the issuance of a promissory note, the Company issued the holder 100,000 common stock purchase warrants, which will have an exercise price of $0.25 and will expire on July 1, 2028. The warrants, which had an estimated fair value of $11,998, were recorded as a discount on the note payable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

Issuances of Promissory Notes and Related Warrants

On July 22, 2024, we issued a $62,100 convertible promissory note to Diagonal Lending. The convertible promissory note, which had an original issue discount of $8,100, will mature on May 30, 2025 and will accrue total interest of $8,694. A payment of $35,397 will be due on January 30, 2025. The remaining balance, including the accrued interest, will be paid in monthly installments of $8,849 beginning February 28, 2024 and ending on the maturity date. The remaining terms of the convertible promissory note are identical to the June 11, 2024 convertible promissory note disclosed within Note 8, “Convertible Debt,” with the exception that payments on the note may be accelerated or prepaid in full at any time with no prepayment penalty.

On July 23, 2024, we issued a $50,000 promissory note to an unaffiliated third party (the “Holder”). The promissory note, which will incur total interest of $5,000, will mature on February 1, 2025. Monthly payments of $10,000 are due beginning September 1, 2024 and ending January 1, 2025. The $5,000 interest payment is due on February 1, 2025. With the Holder’s permission, the promissory note may be prepaid in full or in part without penalty or premium. In connection with the promissory note, we issued 60,000 common stock warrants with a strike price of $025. The warrants will expire on July 31, 2028.

Subsequent to June 30, 2024, we issued three $25,000 promissory notes to our directors. The promissory notes mature in one year and accrue interest at an annual rate of 9.0%. In connection with the promissory notes, we issued 75,000 common stock warrants to our directors. The warrants, which have a strike price of $0.25, will expire four years after the issuance date.

Issuances of Common Stock

Subsequent to June 30, 2024, we issued 70,558 common shares for payment of Series D Preferred dividends and 213,151 common shares for payment of accrued interest expense.

Second Extension of Standstill Amendment with SMI

Subsequent to June 30, 2024, SMI payments due on July 31, 2024 remained unpaid. On July 31, 2024, the Company and SMI jointly agreed to extend the Standstill Agreement until August 16, 2024, upon which a longer-term agreement is expected to be executed.

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

3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
10.1*	$100,000 Promissory Note Dated June 28, 2024 and Related Common Stock Purchase Warrant
10.2*	Exchange Agreement dated April 15, 2024
10.3*	Securities Purchase Agreement with 1800 Diagonal Lending
10.4*	$100,050 Promissory Note Dated June 11, 2024 with 1800 Diagonal Lending
10.5*	$50,000 Promissory Note Dated July 23, 2024 and related Common Stock Purchase Warrant Dated August 1, 2024
10.6*	Form of Promissory Notes Issued to Directors and Form of Related Common Stock Purchase Warrants
10.7*	Securities Purchase Agreement with 1800 Diagonal Lending, dated July 22, 2024
10.8*	$62,100 Promissory Note Dated July 22, 2024 with 1800 Diagonal Lending
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*

Interactive data files for Guided Therapeutics, Inc. 's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Income;  (iii) the Unaudited Condensed Consolidated Statements in Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted in Inline XBRL and included in Exhibit 101)

 _____________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: August 14, 2024

