Form 10-Q
period 2024-09-30
GUIDED THERAPEUTICS INC
filed 2024-11-14
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 61,015,237 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$194	$591
Trade receivables, net of allowance for doubtful accounts of nil and $2 at September 30, 2024 and December 31, 2023, respectively.	2	7
Inventory, net of reserves of $818 at September 30, 2024 and December 31, 2023	636	632
Other current assets	211	163
Total current assets	1,043	1,393

Non-Current Assets:
Property and equipment, net	25	32
Operating lease right-of-use assets, net of amortization	164	227
Other assets	17	17
Total non-current assets	206	276

TOTAL ASSETS	$1,249	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,100	$1,991
Accounts payable, related parties	32	32
Accrued liabilities	923	1,068
Deferred revenue	748	424
Current portion of lease liability	102	91
Short-term notes payable due to related parties	68	-
Current portion of long-term debt, related parties	525	39
Short-term notes payable	228	59
Short-term convertible debt	149	1,105
Short-term convertible debt in default	1,130	-
Derivative liability at fair value	20	-
Total current liabilities	6,025	4,809

Long-Term Liabilities, Net of Current Portion
Long-term lease liability	76	155
Long-term notes payable	53	-
Long-term debt, related parties	13	511
Total long-term liabilities	142	666

Total liabilities	6,167	5,475

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $286 at September 30, 2024 and December 31, 2023.	105	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $1,049 at September 30, 2024 and December 31, 2023.	170	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $2,700 at September 30, 2024 and December 31, 2023.	439	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $438 at September 30, 2024 and December 31, 2023.	159	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $883 at September 30, 2024 and December 31, 2023.	834	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.1 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $1,006 at September 30, 2024 and December 31, 2023.	838	838
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of September 30, 2024 and December 31, 2023. Liquidation preference of $520 at September 30, 2024 and December 31, 2023.	475	475
Common stock, $0.001 par value; 500,000 shares authorized, 60,457 and 54,105 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	3,446	3,441
Additional paid-in capital	141,757	140,983
Treasury stock at cost	(132)	(132)
Accumulated deficit	(153,009)	(151,118)

Total stockholders’ deficit	(4,918)	(3,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,249	$1,669

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sales - devices and disposables	$-	$-	$6	66
Cost of goods sold	-	4	2	46
Gross profit	-	(4)	4	20

Operating expenses:
Research and development	111	69	386	142
Sales and marketing	76	69	218	203
General and administrative	374	481	974	2,647
Total operating expenses	561	619	1,578	2,992

Loss from operations	(561)	(623)	(1,574)	(2,972)

Other income (expenses):
Interest expense	(108)	(71)	(247)	(206)
Interest income	-	-	3	-
Change in fair value of derivative liability	(1)	-	(8)	5
Gain from extinguishment of debt	16	17	49	69
Other income	-	-	12	1
Total other income (expense)	(93)	(54)	(191)	(131)

Loss before income taxes	(654)	(677)	(1,765)	(3,103)
Provision for income taxes	-	-	-	-

Net loss	(654)	(677)	(1,765)	(3,103)
Deemed dividend for warrant exchanges	-	-	-	(65)
Preferred stock dividends	(38)	(40)	(126)	(122)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(692)	$(717)	$(1,891)	$(3,290)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.07)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.07)

Weighted average shares outstanding
Basic	57,039	51,473	55,929	50,588
Diluted	57,039	51,473	55,929	50,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offering, net of expenses	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	1	$834	1	$838	-	$475
Issuance of common stock and warrants in private placement offering, net of expenses	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at September 30, 2024	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2024	56,267	$3,442	$141,320	$(132)	$(152,317)	$(4,667)
Issuance of common stock and warrants in private placement offering, net of expenses	3,333	3	297	-	-	300
Issuance of common stock for payment of Series D preferred dividends	71	-	9	-	-	9
Issuance of common stock for payment of Series E preferred dividends	573	1	54	-	-	55
Issuance of common stock for payment of interest	213	-	21	-	-	21
Issuance of warrants with debt	-	-	15	-	-	15
Stock-based compensation	-	-	41	-	-	41
Accrued preferred dividends	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	(654)	(654)
Balance at September 30, 2024	60,457	$3,446	$141,757	$(132)	$(153,009)	$(4,918)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offering, net of expenses	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1	$834	1	$838	-	$475
Issuance of common stock and warrants in private placement offering, net of expenses	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at September 30, 2024	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2023	54,105	$3,441	$140,983	$(132)	$(151,118)	$(3,806)
Issuance of common stock and warrants in private placement offering, net of expenses	3,333	3	297	-	-	300
Issuance of common stock for payment of Series D preferred dividends	196	-	24	-	-	24
Issuance of common stock for payment of Series E preferred dividends	625	1	62	-	-	63
Issuance of common stock for payment of Series F preferred dividends	445	-	54	-	-	54
Issuance of common stock for payment of Series F-2 preferred dividends	236	-	27	-	-	27
Issuance of common stock for payment of interest	1,117	1	125	-	-	126
Settlement of previously accrued professional fees through common stock issuance	400	-	57	-	-	57
Issuance of warrants with debt	-	-	27	-	-	27
Stock-based compensation	-	-	101	-	-	101
Accrued preferred dividends	-	-	-	-	(126)	(126)
Net loss	-	-	-	-	(1,765)	(1,765)
Balance at September 30, 2024	60,457	$3,446	$141,757	$(132)	$(153,009)	$(4,918)

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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,765)	$(3,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1	2
Depreciation	7	7
Amortization of debt issuance costs and discounts	72	97
Stock-based compensation	133	1,860
Change in fair value of derivative liability	8	(5)
Amortization of lease right-of-use-asset	64	56
Gain from forgiveness of debt	(49)	(69)
Other non-cash expenses	14	20
Change in operating assets and liabilities:
Accounts receivable	4	(3)
Inventory	(4)	(99)
Other current assets	82	74
Accounts payable and accrued liabilities	389	(130)
Lease liabilities	(67)	(58)
Deferred revenue	324	(59)
NET CASH USED IN OPERATING ACTIVITIES	(787)	(1,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	312	-
Proceeds from the issuance of notes payable issued to related parties	75	-
Payments made on notes payable	(239)	(367)
Payments made on notes payable issued to related parties	(29)	-
Payments of debt issuance costs	(29)	-
Proceeds from issuance of common stock, net of costs	300	-
Proceeds from warrant exercises	-	195
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	390	(172)

NET CHANGE IN CASH	(397)	(1,582)

Cash at beginning of period	591	2,313

CASH AT END OF PERIOD	$194	$731

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$25	$97

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:

Dividends on preferred stock	$126	$122
Deemed dividends for warrant exchanges	$-	$65
Warrants issued with debt	$27	$-
Fair value of beneficial conversion features	$12	$-
Settlement of interest through common stock issuance	$126	$119
Settlement of dividends through common stock issuance	$168	$166
Settlement of previously accrued professional fees through common stock issuance	$57	$167
Accrued payroll liability exchanged for promissory note	$87	$-
Directors and Officers Insurance obtained with Financing	$130	$119
Conversion of Series E preferred shares into common stock	$-	$5
Conversion of Series F preferred shares into common stock	$-	$42
Conversion of Series F-2 preferred shares into common stock	$-	$14

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of September 30, 2024 and December 31, 2023, and the consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2024 and 2023 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2024, it had an accumulated deficit of approximately $153.0 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

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

At September 30, 2024, the Company had a negative working capital of approximately $5.0 million, accumulated deficit of $153.0 million, and incurred a net loss including preferred dividends of $1.9 million for the nine months then ended. Stockholders’ deficit totaled approximately $4.9 million at September 30, 2024, primarily due to recurring net losses from operations.

During the year ended December 31, 2023, the Company received $0.4 million of proceeds from warrant exercises. During the nine months ended September 30, 2024, the Company received $0.4 million of proceeds from the issuance of promissory notes payable and $0.3 million of proceeds from the sale of common stock. The Company will need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net loss, revenues and stockholders’ equity.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas where estimates are used include the inventory valuation, valuation of share-based compensation and the valuation of the convertible note payable derivative liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil and $156,112 as of September 30, 2024 and December 31, 2023, respectively.

Trade Receivables

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2024 and December 31, 2023.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023

Raw materials	$1,364	$1,360
Work-in-progress	46	46
Finished goods	44	44
Inventory reserve	(818)	(818)

Total inventory	$636	$632

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31,
	2024	2023

Equipment	$951	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,614	1,614
Less accumulated depreciation	(1,589)	(1,582)
Property, equipment and leasehold improvements, net	$25	$32

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2024 and 2023 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and nine months ended September 30, 2024 and 2023.

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

Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 are summarized as follows:

	(in thousands)
	September 30, 2024	December 31, 2023

Compensation	$383	$401
Professional fees	126	216
Interest	188	188
Vacation	31	27
Preferred dividends	188	228
Other accrued expenses	7	8

Total	$923	$1,068

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

Revenue Recognition

ASC 606, Revenue from Contracts with Customers, establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will now be recognized by a vendor when control over the goods or services is transferred to the customer. The application of the core principle in ASC 606 is carried out in five steps:

•

Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties, that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it must be probable that the entity will collect the consideration to which it will be entitled.

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

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $747,780, $424,225, and $509,101 as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively.

Significant Customers

As of September 30, 2024, trade receivables of $2,047 (net of the allowance for credit losses of $450) were attributed to one customer. As of December 31, 2023, accounts receivable of $7,442 (net of the allowance for credit losses of $1,500) were attributed to two customers.

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

The Company has filed its 2023 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At September 30, 2024, the Company had approximately $66.4 million of net operating losses carryforward available, $3.8 million of which will expire on December 31, 2024. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses.

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

During the nine months ended September 30, 2024, the Company recognized $60,860 of expense for stock options and $41,242 of expense for warrants issued to a director. Additionally, during the nine months ended September 30, 2024, the Company accrued $30,889 of expense for common stock owed to a director, pursuant to his consulting agreement. During the nine months ended September 30, 2023, the Company recognized $221,143 of expense related to stock options, $9,333 of expense for stock issued to consultants and executives and $1,546,089 of expense for warrants issued to consultants and executives. Additionally, during the nine months ended September 30, 2023, the Company accrued $83,301 of expense for common stock owed to a director, pursuant to his consulting agreement.

Derivatives

The Company reviews the terms of convertible debt issued to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, which is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

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

3. STOCKHOLDERS’ DEFICIT

September Private Placement Offering

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, including John Imhoff a member of the Company’s Board of Directors, for the purpose of raising $300,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 3,333,335 units, each unit consisting of one share of common stock and one warrant to purchase up to 3,333,335 shares of common stock (the “Warrants”). The purchase price per unit was $0.09. The Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.12 per share.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of September 30, 2024 and December 31, 2023, 60,456,884 and 54,105,101 shares of common stock were issued and outstanding, respectively.

During the nine months ended September 30, 2024, the Company issued 6,351,783 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock in private placement offering	3,333,335
Issuance of common stock for payment of Series D preferred dividends	196,063
Issuance of common stock for payment of Series E preferred dividends	625,511
Issuance of common stock for payment of Series F preferred dividends	444,621
Issuance of common stock for payment of Series F-2 preferred dividends	235,544
Issuance of common stock for payment of interest	1,116,709
Issuance of common stock to consultants	400,000
Total common stock issued during the nine months ended September 30, 2024	6,351,783

Summary table of common stock transactions:
Shares outstanding at December 31, 2023	54,105,101
Common shares issued during the nine months ended September 30, 2024	6,351,783
Shares outstanding at September 30, 2024	60,456,884

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At September 30, 2024 and December 31, 2023, there were 286 shares outstanding with a conversion price of $0.50 per share, such that each share of Series C Preferred Stock would convert into approximately 2,000 shares of the Company’s common stock for a total of 572,000 shares, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of September 30, 2024 and December 31, 2023. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At September 30, 2024 and December 31, 2023, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at September 30, 2024 and December 31, 2023. The C1 Convertible Preferred Stock has a conversion price of $0.50 per share, such that each share would convert into approximately 2,000 shares of the Company’s common stock, for a total of 2,098,500 shares of common stock.

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

At September 30, 2024 and December 31, 2023, there were 2,700 shares outstanding, each with a conversion price of $0.50 per share, such that each share of Series C2 preferred stock would convert into approximately 2,000 shares of the Company’s common stock, for a total of 5,400,000 common shares.

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

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of September 30, 2024 and December 31, 2023. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

Each share of Series D Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series D Certificate of Designation (the “Series D Conversion Price”). The conversion of Series D Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series D Preferred. If the average of the VWAPs (as defined in the Series D Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series D Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series D Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. During the nine months ended September 30, 2024, the Company issued 196,063 shares of common stock for payment of accrued Series D Preferred Stock dividends. As of September 30, 2024, and December 31, 2023, the Company had accrued dividends for the Series D Preferred Stock of $8,360.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 of which remained outstanding as of September 30, 2024 and December 31, 2023. During year ended December 31, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The stated value and liquidation preference on the Series E Preferred Stock is $1,736.

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

During the nine months ended September 30, 2024, the Company issued 625,511 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of September 30, 2024 and December 31, 2023, the Company had accrued dividends of $12,612 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 1,006 of which remained outstanding as of September 30, 2024 and December 31, 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the nine months ended September 30, 2024, the Company issued 444,621 shares of common stock for the payment of annual Series F Preferred Stock dividends. As of September 30, 2024 and December 31, 2023, the Company had accrued dividends for Series F preferred shares of $30,851 and $46,108, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 of which were issued and outstanding as of September 30, 2024 and December 31, 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the nine months ended September 30, 2024, the Company issued 235,544 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of September 30, 2024 and December 31, 2023, the Company had accrued dividends for Series F-2 preferred shares of $15,718 and $23,579, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2024 and 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	5,368,335	0.19
Warrants expired	(1,561,500)	0.44
Outstanding, September 30, 2024	32,391,415	$0.46

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	35,586,980	$0.46
Warrants issued	6,773,750	0.26
Warrants exchanged	(1,025,000)	0.25
Warrants expired	(9,545,200)	0.30
Warrants exercised	(973,750)	0.20
Outstanding, September 30, 2023	30,816,780	$0.49

Warrants Issued in 2024

During the nine months ended September 30, 2024, the Company issued 1,800,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

During the nine months ended September 30, 2024, the Company issued 160,000 warrants in conjunction with the issuance of $150,000 in notes payable to unaffiliated third parties and 75,000 warrants in conjunction with issuances of $75,000 of notes payable to board members. See Note 7, “Short-Term Notes Payable” and Note 9, “Related Party Debt” for additional details on the warrants issued with debt.

During the nine months ended September 30, 2024, the Company issued 3,333,335 warrants in connection with the private placement offering that closed on September 23, 2024, 1,666,677 of which were issued to one of our board members, a related party. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions before allocating the total proceeds from the offering to the common stock and warrants issued:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.5%
Dividend yield	0.0%

Warrants Issued in 2023

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors approved the issuance of 4,000,000 common stock warrants to Mark Faupel, upon his appointment to the Company’s Board as President and Chief Executive Officer on March 10, 2023. The warrants, which have a strike price of $0.25, were fully vested on the issuance date and will expire on May 13, 2028. During the nine months ended September 30, 2023, the Company recorded approximately $679,959 of stock-based compensation expense attributed to the warrants.

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors also approved the issuance of 4,000,000 common stock warrants to Mark Faupel, 2,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter from the U.S. Food and Drug Administration for the LuViva Advanced Cervical Scan and 1,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter or equivalent from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan. The warrants, which have a strike price of $0.40, will expire five years after they are exercisable with a maximum term of 10 years from issuance. As of September 30, 2024, the Company has concluded it is not probable that the performance conditions related to the warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.

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

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. As of September 30, 2024, shares available for issuance under the Plan were 116,364.

The following tables summarize the Company’s stock option activity and related information for the nine months ended September 30, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options granted	545,000	$0.12
Options outstanding as of September 30, 2024	2,883,636	$0.35	6.6 years	$29,975
Options exercisable as of September 30, 2024	2,172,614	$0.41	5.7 years	$7,494

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of September 30, 2023	2,338,636	$0.41	6.8 years	$-
Options exercisable as of September 30, 2023	1,811,364	$0.45	6.0 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of September 30, 2024 and the exercise price, multiplied by the number of options. As of September 30, 2024, there was $128,792 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.0 years. The weighted-average fair value of awards granted was $0.12 and $0.26 during the nine months ended September 30, 2024 and 2023, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. During the nine months ended September 30, 2024 and 2023, the Company recognized expense for stock options of $60,860 and $221,143, respectively.

2024 Stock Option Activity

On July 9, 2024, the Company granted 45,000 stock options to employees under the Plan and 500,000 stock options to executives and directors of the Company outside of the Plan. The stock options, which have exercise prices of $0.12, will expire on July 8, 2034. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on October 9, 2024.

The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the nine months ended September 30, 2024:

Expected term (years)	6.1
Volatility	797.4%
Risk-free interest rate	4.2%
Dividend yield	-

2023 Stock Option Activity

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

As of September 30, 2024, and December 31, 2023, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was unchanged from the prior year and was $27,351 and $82,053 for the three and nine months ended September 30, 2024, respectively. The below table presents total operating lease right-of-use assets and lease liabilities as of September 30, 2024 and December 31, 2023:

	(in thousands)
	September 30,	December 31
	2024	2023
Operating lease right-of-use assets	$164	$227
Operating lease liabilities	$178	$246

The table below presents the maturities of operating lease liabilities as of September 30, 2024:

(in thousands)
Operating
Lease Payments
2024 (remaining)	29
2025	118
2026	50
Total future lease payments	197
Less: discount	(19)
Total lease liabilities	$178

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of September 30, 2024 and December 31, 2023

	(in thousands)
	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	1.7	2.4
Weighted average discount rate	11.4%	11.4%

Related Party Contracts

During the nine months ended September 30, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. See Note 9, “Related Party Debt” for additional details.

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and were subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As of September 30, 2024, unrecognized consulting expense associated with the agreement was nil and 2,500,000 of the warrants had been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

During the nine months ended September 30, 2023, the Company entered into an agreement with Mr. Blumberg to exchange 875,000 of his outstanding warrants for 831,250 warrants with a strike price of $0.20, which were exercised during the first quarter of 2023.

On March 10, 2021, the Company entered into a consulting agreement with Richard Blumberg. As a result of the consulting agreement Mr. Blumberg provided a non-refundable payment of $350,000 to the Company in exchange for the following: (1) 3,600,000 3-year warrants with exercise prices ranging from $0.30 - $0.60, and (2) 1,600,000 common stock shares. On September 30, 2021, the Company and Mr. Blumberg entered into an amended agreement, pursuant to which issuance of the warrants and common shares became predicated on Mr. Blumberg’s assistance in helping the Company obtaining financing or a series of financings resulting in minimum receipts of at least $1.0 million. Upon receipt of the funds, the Company agreed to issue the common shares and warrants owed to Mr. Blumberg in four equal tranches, to be issued every six months, beginning six months after the financing transaction. On November 11, 2022, the Company and Mr. Blumberg entered into an amended agreement, upon which the exercise prices of the warrants were changed to $0.30. The Company estimated the fair value of the modified warrants using the Black-Scholes option pricing model and the following assumptions:

Expected term (years)	3.0
Volatility	108.7%
Risk-free interest rate	4.3%
Dividend yield	0.0%

During the nine months ended September 30, 2024 and 2023, the Company issued 1,800,000 warrants to Mr. Blumberg pursuant to the agreement, and recognized expense of nil and $740,517, respectively. Total unrecognized expense for the warrants was nil as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, the Company recognized $31,889 and $151,933 of expense for the shares of common stock due to Mr. Blumberg, respectively. As 400,000 shares had not been issued as of September 30, 2024, the Company estimated the total amount of expense for the future issuances using the closing price of the Company’s stock as of September 30, 2024.

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

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of September 30, 2024.

The Company estimated the fair value of the second tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	1.0
Volatility	144.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the second tranche of warrants of nil and $29,706 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized expense for the second tranche of warrants of nil and $79,216 during the nine months ended September 30, 2024 and 2023, respectively. Unrecognized expense for the third tranche of warrants was nil as of September 30, 2024.

The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the third tranche of warrants of $10,311 and $15,466 during the three months ended September 30, 2024 and 2023, respectively. The Company recognized expense for the third tranche of warrants of $41,242 and $46,397 during the nine months ended September 30, 2024 and 2023, respectively. Unrecognized expense for the third tranche of warrants was nil as of September 30, 2024.

Other Commitments

On July 24, 2019, the Company agreed to grant Shandong Yaohua Medical Instrument Corporation (“SMI”) (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the terms and conditions described below.

First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 shares of common stock. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides, then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make their best efforts to sell devices after NMPA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacturing. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions.

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

On July 31, 2024, the parties extended the Standstill Agreement until August 16, 2024. A long-term agreement was reached subsequent to September 30, 2024 (see Note 12, “Subsequent Events” for details).

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

7.   SHORT-TERM NOTES PAYABLE

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. The promissory note matures on February 1, 2025 and will accrue total interest of $5,000. Monthly payments of $10,000 are due on the note, beginning September 1, 2024 until January 1, 2025, while the interest payment is due on or before February 1, 2025. The promissory note may be prepaid in full or in part without penalty or premium. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028. The warrants, which had an estimated fair value of $6,329, were recorded as a discount on the note payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.9%
Dividend yield	0.0%

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

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6.0% per annum, matures on May 5, 2028. The total balance of the promissory note was $77,162 as of September 30, 2024, of which $24,000 is included in “Short-term notes payable” on the consolidated balance sheets and $53,162 is included in “Long-term notes payable.”

On July 4, 2024, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,556. Monthly payments of $12,025 are due on the note, including interest incurred at a rate of 8.8%. The note, which matures on May 4, 2025, had an outstanding balance of $93,784 and nil as of September 30, 2024 and December 31, 2023, respectively.

On July 4, 2023, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,073. Monthly payments of $12,041 are due on the note, including interest incurred at a rate of 7.9%. The note, which matured on May 4, 2024, had an outstanding balance of nil and $59,422 as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes short-term notes payable (in thousands):

	Short-Term Notes Payable
	September 30, 2024	December 31, 2023
Short-term promissory notes	$121	$-
Current portion of long-term promissory note	24	-
Premium Finance (insurance)	93	59
Debt discount	(10)	-
Short-term notes payable	$228	$59

8.  CONVERTIBLE DEBT

10% Senior Unsecured Convertible Debentures

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

At September 30, 2024 and December 31, 2023, the balance due on the 10% Senior Secured Convertible Debentures was $1,130,000 and total accrued interest was $51,980 and $58,494, respectively. After the May 17, 2024 maturity date, the debt went into default and the interest rate increased to the default rate of 18.0%. The bond payable discount and unamortized debt issuance costs as of September 30, 2024 and December 31, 2023 are presented below (in thousands):

	Senior Secured Convertible Debenture
	September 30, 2024	December 31, 2023
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Unamortized debt issuance costs	-	(12)
Debt discount	-	(38)
Senior Unsecured Convertible Debentures	$1,130	$1,080

As of September 30, 2024, the balance of the Senior Unsecured Convertible Debentures is included in “Short-term convertible notes payable in default” within the condensed consolidated balance sheets. As of December 31, 2023, the balance of the Senior Unsecured Convertible Debentures is included in “Short-term convertible notes payable” within the condensed consolidated balance sheets.

1800 Diagonal Lending LLC Notes

On July 22, 2024, the Company entered into a securities purchase agreement and contingently convertible note with 1800 Diagonal Lending LLC (“Diagonal Lending”). The convertible note issued to Diagonal Lending had a total principal balance of $62,100 and an original issue discount of $8,100. The note, which will accrue total interest of $8,694, will mature on May 30, 2025. A payment of $35,397 is due on the note on January 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $8,849 from February 28, 2025 through May 30, 2025. The note may be prepaid at any time with no prepayment penalty. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22.0% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

On June 11, 2024, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending (together with the July 22, 2024 note, the “Notes”). The convertible note issued to Diagonal Lending had a total principal balance of $100,050 and an original issue discount of $13,050. The note, which will accrue total interest of $14,007, will mature on April 15, 2025. A payment of $57,029 is due on the note on December 15, 2024. The remaining balance due, including accrued interest, will be paid in monthly payments of $14,257 from January 15, 2025 through April 15, 2025. The note may be prepaid within 120 days of issuance for a discount of 2.0 -3.0 % of the principal and accrued interest due. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

In the event of default, the unpaid portion of the Notes and accrued interest is convertible into shares of common stock at a conversion rate equal to the variable conversion price. The variable conversion price is equal to the lowest closing price of our common stock during the ten days prior to the conversion date multiplied by 65.0%. The Company assessed the embedded conversion features and determined that they are not considered clearly and closely related to the host notes, and therefore meet the definition of derivatives. Therefore, these embedded conversion features are required to be bifurcated from the note and accounted for separately as a derivative liability. The Company estimated the fair value of the derivative liabilities on the issuance dates of the Notes and recorded them as discounts that net against the convertible notes. The Company is required to remeasure the derivative liabilities to their then fair values at each subsequent balance sheet date, through an adjustment to current earnings (see Note 11 for further details on the Company’s fair value measurement).

At September 30, 2024, the balance due on the Notes was $162,150 and total accrued interest was $9,438. The associated debt discounts and unamortized debt issuance costs as of September 30, 2024 and December 31, 2023 are included in “Short-term convertible debt” on the condensed consolidated balance sheets and are presented below (in thousands):

	September 30, 2024	December 31, 2023
Short-term convertible promissory notes	$162	$-
Unamortized debt issuance costs	(5)	-
Debt discount	(23)	-
1800 Diagonal Lending Convertible Note	$134	$-

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

On September 1, 2022, the Company agreed to exchange certain debt and equity owned by Auctus pursuant to an Exchange Agreement between the Company and Auctus (the “Exchange Agreement”). Immediately prior to the Exchange Agreement, Auctus held $1,228,183 of debt, including an early prepayment penalty of $350,000, default premiums of $281,256, and $91,555 in interest payable. Auctus agreed to reduce the amount owed to $710,911 and to revert the May 27, 2020 note to its original term. Additionally, Auctus agreed to exchange 8,775,000 warrants that were priced between $0.15 and $0.20 and the $350,000 prepayment penalty for 3,900,000 shares of common stock, warrants to purchase 3,900,000 shares of common stock at $0.50 per share and warrants to purchase 3,900,000 shares of common stock at $0.65 per share (the “Exchange”). As a result of the Exchange Agreement, Auctus forgave a default penalty of $225,444. Following the Exchange and Repayment, the Company will make payments to Auctus in four installments, over an 18-month period. During 2024, Auctus agreed to apply the payments to the principal portion of the debt before applying the funds to the accrued interest. As a result, management has reclassified a portion of the current and prior period outstanding debt to the accrued interest.

The total outstanding balance of the convertible note was $15,000 and $25,000 as of September 30, 2024 and December 31, 2023, respectively. The balances are included within “Short-term convertible debt” on the condensed consolidated balance sheets. Total accrued interest on the Auctus convertible note was $116,029 and $121,995 as of September 30, 2024 and December 31, 2023, respectively.

9.  RELATED PARTY DEBT

Short-Term Notes Payable Due to Related Parties

During the nine months ended September 30, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. The promissory notes mature in the third quarter of 2025, at which time the principal and accrued interest payments are due in full. The promissory notes accrue interest at a rate of 9.0%. The holders of the promissory notes also received 75,000 common stock purchase warrants, which have exercise prices of $0.25 and will expire four years after issuance. The warrants, which had an estimated fair value of $8,800, were recorded as a discount on the notes payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term (years)	4.0
Volatility	397.1%
Risk-free interest rate	3.9%
Dividend yield	0.0%

The outstanding principal and associated debt discounts as of September 30, 2024 and December 31, 2023 are presented below (in thousands):

	Short-Term Notes Payable Due to Related Parties
	September 30, 2024	December 31, 2023
Short-term promissory notes	$75	$-
Debt discount	(7)	-
Short-term notes payable due to related parties	$68	$-

Current Portion of Long-Term Debt, Related Parties

On July 14, 2018, the Company entered into an exchange agreement with Dr. Faupel, whereby Dr. Faupel agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $660,895 for a $207,111 promissory note dated September 4, 2018. On July 20, 2018, the Company entered into an exchange agreement with Dr. Cartwright, whereby Dr. Cartwright agreed to exchange outstanding amounts due to him for loans, interest, bonus, salary and vacation pay in the amount of $1,621,499 for a $319,000 promissory note dated September 4, 2018 that incurs interest at a rate of 6.0% per annum.

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

The tables below summarize the outstanding balance of debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2023	57
Balance outstanding at December 31, 2023	$179

Interest accrued through September 30, 2024	7
Balance outstanding at September 30, 2024	$186

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2023	93
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2023	$287

Interest accrued through September 30, 2024	11
Balance outstanding at September 30, 2024	$298

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

During the three and nine months ended September 30, 2024, Mr. Fowler forgave $16,145 and $49,205 of the outstanding balance of deferred compensation, respectively. During the three and nine months ended September 30, 2023, Mr. Fowler forgave $17,183 and $52,354 of the outstanding balance of deferred compensation, respectively. As of September 30, 2024, Mr. Fowler may forgive up to $80,131 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of September 30, 2024, the outstanding principal amount owed on the note was $53,886, of which $40,875 is included in “Current portion of long-term debt, related parties” and $13,011 is included in “Long-term debt, related parties.” As of December 31, 2023, the outstanding principal amount owed on the note was $82,945, of which $39,090 is included in “Current portion of long-term debt, related parties” and $43,855 is included in “Long-term debt, related parties.”

Future debt obligations at September 30, 2024 for debt owed to related parties is as follows:

Year	Amount (in thousands)
2024 (remaining)	10
2025	600
2026	3
Total	$613

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

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the three and nine months ended September 30, 2024 and 2023, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At September 30, 2024 and 2023, these instruments were convertible into 57,954,585 and 54,457,934 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	September 30,
	2024	2023

Net loss	$(1,891)	$(3,290)
Basic weighted average number of shares outstanding	55,929	50,588
Net loss per share (basic)	$(0.03)	$(0.07)
Diluted weighted average number of shares outstanding	55,929	50,588
Net loss per share (diluted)	$(0.03)	$(0.07)

11.  FAIR VALUE MEASUREMENTS

The convertible notes payable derivative liabilities are considered Level 3 measurements, due to the significant unobservable inputs in the valuation, which are based on a forecast of the Company’s future stock performance and, as the note payable is contingently convertible upon an event of default, management’s estimate of the likelihood and timing of conversion.

Based on the terms and provisions of the Diagonal Lending notes payable, management built a pricing simulation that predicts the Company’s future stock prices using historical volatility. Our model is designed to utilize the Company’s best estimates of the timing and likelihood of a conversion of the notes payable to calculate the variable conversion price as of the future conversion date.

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual term of the convertible note agreement.
•	The probability of an event of default and timing of a future conversion are based on management’s best estimate of the future settlement of the convertible note.

The following tables present the fair value of the bifurcated conversion options:

	Fair Value at September 30, 2024 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with Diagonal Lending promissory notes	$-	$-	$20	$20

Total short-term liabilities at fair value	$-	$-	$20	$20

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2024 and 2023 include the following:

	Three Months Ended September 30,
	2024	2023

Fair value, beginning of period	$13	$-
Inception of derivative liability	6	-
Change in fair value of beneficial conversion features	1	-

Fair value, end of period	$20	$-

	Nine Months Ended September 30,
	2024	2023

Fair value, beginning of period	$-	$(5)
Inception of derivative liability	12	-
Change in fair value of beneficial conversion features	8	5

Fair value, end of period	$20	$-

12.  SUBSEQUENT EVENTS

Promissory Note

On October 10, 2024, the Company issued a promissory note totaling $200,000 to an unaffiliated third party (the “Holder”). The promissory note matures on October 10, 2025 and will accrue interest at a rate of 12.0% per annum. Monthly payments of $20,000 are due on the note, beginning November 30, 2024 until August 31, 2025, while the interest payment is due on or before October 10, 2025. If not repaid by the maturity date, the unpaid balance of the note will accrue interest at a rate of 16.0% per annum. With the Holder’s permission, the promissory note may be prepaid in full or in part without penalty or premium. The Holder also received 667,667 common stock purchase warrants, which have an exercise price of $0.25 and will expire on October 9, 2028.

Agreement with SMI

On October 21, 2024, the Company executed an agreement with SMI (the “Agreement”), which supersedes all previous agreements, other than existing purchase orders (except those as modified and summarized below). Pursuant to the Agreement, the Company plans to execute a purchase agreement with a distributor of SMI for 35 base units, connected, aligned, calibrated and tested (“Completed Instrumentation Packages”). SMI, to obtain the license for global manufacturing rights and exclusive distribution of LuViva within certain jurisdictions, agreed to:

1.	Meet an established schedule for minimum sales of the product in China.
2.	Establish a manufacturing capability for the manufacture of LuViva and its accessories including the single use disposable Cervical Guide “Disposables” or “Accessories”).
3.	Apply for NMPA approval for LuViva no later than October 30, 2024. Said application was filed by SMI with NMPA on October 16, 2024.

Under the terms of the agreement, the Handheld Unit and Base Unit constitute an Instrumentation Package or “IP”. An IP and mobile cart with a monitor constitute a fully functional LuViva device ready for sale. SMI will be responsible for the manufacture of the mobile carts that house the IPs and the display monitor. All active purchase orders will be revised to include 100 IPs to be provided by GTI to SMI and/or its distribution partners to meet expected demand for the end of 2024 and 2025, as summarized below:

1.	Forty-seven (47) of the 100 IPs will be provided by GTI to SMI, at an approximate price of $1,351,250; The number of IPs may be reduced if the full payment is delayed beyond the end of 2024.
2.	Thirty-five (35) of the 100 IPs will be provided by GTI to SMI or to one of SMI’s distributors, at a total price of $700,000.
3.	Eighteen (18) of the 100 IPs will be provided to SMI at no additional charge, beyond what has already been paid by SMI.

To meet demand for the remainder of 2024 and for the first half of 2025, SMI agreed to purchase a minimum of 500,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. To meet demand for the second half of 2025, SMI agreed to purchase an additional 100 IPs and 1,000,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. SMI agreed to pay a minimum of $400,000 to the Company prior to December 31, 2024, to cover additional components, devices and costs incurred by the Company.

Beginning in 2026 and extending into 2030, to preserve its licensing rights, SMI shall be committed to the minimum LuViva Cervical Guide Radio Frequency Identification Chips and Royalty Sales (“RFID Chips”) of the single-use Cervical Guide Chip, at a sale price to SMI at $1.00, as specified in the table below:

Year	Cumulative Number of Devices Placed or Sold	Cumulative Resulting Minimum Tests	Cumulative Minimum Cervical Guide Royalty Payments to GTI
2026	300	1,440,000	$1,440,000
2027	400	5,040,000	$4,480,000
2028	1500	15,840,000	$15,840,000
2029	3000	37,440,000	$37,440,000
2030	4000	66,240,000	$66,240,000

If by April 30, 2025, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva.

Issuances of Common Stock

Subsequent to September 30, 2024, we issued 400,000 common shares to Mr. Blumberg, pursuant to his consulting agreement. Additionally, we issued 52,795 common shares for Series D preferred stock dividends, 5,558 common shares for Series F preferred stock dividends, and 100,000 common shares for the conversion of 25 shares of Series F preferred stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act), which provides a “safe harbor” for forward-looking statements made by us. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends, and other information, may be forward-looking statements. Words such as “might,” “will,” “may,” “should,” “estimates,” “expects,” “continues,” “contemplates,” “anticipates,” “projects,” “plans,” “potential,” “predicts,” “intends,” “believes,” “forecasts,” “future,” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates, and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates, and projections will occur or can be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2023 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	Notes in the amount of $1.13 million in default access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the extent to which certain debt holders may call the notes to be paid;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	The impact of the conflict between Russia and Ukraine on economic conditions in general and on our business operations;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be made that we will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception in 1992 as SpectRx, Inc. and, as of September 30, 2024, we have an accumulated deficit of approximately $153.0 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance, and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with SMI, we currently hold and expect to generate additional purchase orders which we expect to result in actual sales of approximately $2.4 million within the next twelve months, representing what we view as current demand for our products. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe.

In the United States, the Company is actively pursuing FDA approval by conducting a clinical trial involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The study protocol was drafted with input from FDA and physicians at the clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites were fully IRB approved. The protocol was also approved by an independent, nationally recognized institutional review board. All four sites have received LuViva devices and have been trained in their use. All four sites have undergone one or more clinical study monitoring visits by the Company’s clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol. Findings from the ongoing clinical study monitoring visits include:

1)	Approximately 255 patients have been enrolled and tested, which represents approximately sixty-four percent of the 400 anticipated patients needed to complete the study.

2)	There have not been any adverse events reported related to the use of LuViva.

3)	All four monitored clinical study sites are adhering to the study protocol and are completing the necessary case report forms according to FDA standards.

Based on current and expected enrollment rates, we expect the study to be completed near the end of 2024 or early in 2025, depending in part by how many women are diagnosed with cervical disease, along with other factors such as potential slowdowns during the fall and winter holidays. However, there can be no assurance that the study will progress within the expected timeline, or ever.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, filed the application with NMPA for approval of LuViva as a Class 3 medical device in China on October 16, 2024. The results for the 449 women tested by LuViva were better than required by NMPA with a sensitivity of 83% and a specificity of 54%. There were no adverse events reported during the use of LuViva in the study, adding further evidence as to the safety of the technology. SMI believes NMPA approval could happen within six months, although there can be no assurance that NMPA approval will occur within the projected time frame.

In Europe, our distribution partners, Newmars Medical Technologies (“Newmars”), reported that sales efforts have restarted after delays caused by Covid-19. They are now actively pursuing potential customers in Poland, Hungary and Romania, where we have obtained the required approvals to sell our products though Newmars. In addition, an application for approval has been filed in Russia, although current geopolitics presents uncertainty as to the ability to sell and market new medical technology in that country.

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions with ORA Medical of Ankara, Turkey for distribution rights in Turkey.

In Indonesia, our contracted distributors are in discussions with the local government hospital system of Sulawesi, one of the nation’s most populous islands.

CRITICAL ACCOUNTING POLICIES

Our material accounting policies, which we believe are the most critical to investors’ understanding of our financial results and condition, are discussed below. Because we are still early in our enterprise development, the number of these policies requiring explanation is limited. When we begin to generate revenue from different sources, we expect that the number of applicable policies and complexity of the judgments required will increase.

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

Step 1 – Identify the contract with a customer: a contract is defined as an agreement (including oral and implied), between two or more parties that creates enforceable rights and obligations and sets out the criteria for each of those rights and obligations. The contract needs to have commercial substance and it must be probable that the entity will collect the consideration to which it will be entitled.

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

Valuation of Equity Instruments Granted to Employees, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using the Black-Scholes or binomial option pricing models.

Allowance for Credit Losses: Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2024 and December 31, 2023.

Inventory Valuation: All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when purchased.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Sales Revenue and Cost of Goods Sold: Revenues and cost of goods sold from the sale of LuViva devices and disposables for the three months ended September 30, 2024 and 2023 were not material. As of September 30, 2024, we have a deferred revenue balance of $747,780, which will be recognized as revenue when our products are shipped, which is expected to occur late in 2024 or early in 2025, upon receiving NMPA approval.

Research and Development Expenses: Research and development expenses were $111,298 and $69,140 during the three months ended September 30, 2024 and 2023, respectively. The increase of $42,158 or 61.0%, was primarily due to additional costs of $59,201 for sponsored research related to our U.S. clinical trials during the three months ended September 30, 2024. The increase in sponsored research costs was partially offset by a decline in patent maintenance fees of $12,208 and a decline in clinical research-related travel expenses of $3,818.

Sales and Marketing Expenses: Sales and marketing expenses were $75,850 and $69,359 during the three months ended September 30, 2024 and 2023, respectively. The increase of $6,491, or 9.4%, was primarily due to $2,678 of additional rent expense allocated to our sales & marketing department and $2,240 of additional travel expenses for sales trips.

General and Administrative Expense: General and administrative expenses were $374,190 and $480,550 during the three months ended September 30, 2024 and 2023, respectively. The decrease of $106,360, or 22.1%, was primarily driven by a decrease of $138,906 in consulting fees, of which $104,543 was due to less expense recognized in the current period for the shares of common stock and warrants issued to Mr. Blumberg and $24,959 was due to less expense recognized for warrants issued to Mr. Grujic, pursuant to their respective agreements. The decrease was also due to an $18,830 decline in property taxes. These decreases were offset by a $42,999 increase in attorney and other professional fees paid to outside service providers and a $16,350 increase in stock option expense.

Interest Expense: Interest expense was $107,500 and $71,481 during the three months ended September 30, 2024 and 2023, respectively. The increase of $36,019, or 50.4%, was due to an increase in debt in the current period versus the prior.

Change in fair value of derivative liability: The change in the fair value of our derivative liability resulted in a loss of $585 during the three months ended September 30, 2024. The change in the fair value was attributed to changes in our forecasted stock price.

Gain from Extinguishment of Debt: The gain from extinguishment of debt of $16,145 and $17,184 during the three months ended September 30, 2024 and 2023, respectively, was materially consistent over the two periods and was due to forgiveness of debt from our creditors.

Preferred Stock Dividends: Expense related to preferred stock dividends of $38,194 and $40,073 for the three months ended September 30, 2024 and 2023, respectively, was materially consistent over the two periods.

Net Loss: Net loss attributable to common stockholders was $691,417 and $718,777 during the three months ended September 30, 2024 and 2023, respectively. The reasons for the decrease in our net loss are outlined above.

There was no income tax benefit recorded for the three months ended September 30, 2024 or 2023, due to recurring net operating losses.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the nine months ended September 30, 2024, were $5,720, compared to $66,287 for the nine months ended September 30, 2023. Cost of goods sold was $1,879 during the nine months ended September 30, 2024, compared to $45,570 during the nine months ended September 30, 2023. As of September 30, 2024, we have a deferred revenue balance of $747,780, which will be recognized as revenue when our products are shipped, which is expected to occur late in 2024 or early in 2025, upon receiving NMPA approval. In the prior period, the majority of our sales were related to four IPs sold to SMI.

Research and Development Expenses: Research and development expenses were $386,417 and $142,450 during the nine months ended September 30, 2024 and 2023, respectively. The increase of $243,967 or 171.3%, was primarily due to a $245,274 increase in sponsored research costs, a $5,775 increase in clinical travel expenses and an increase of $5,394 in engineering staff salaries. These increases were offset by a decline of $18,695 in patent maintenance fees.

Sales and Marketing Expenses: Sales and marketing expenses were $217,653 and $203,334 during the nine months ended September 30, 2024 and 2023, respectively. The increase of $14,319, or 7.0% was primarily due to an increase of $10,002 in rent expense allocated to our sales & marketing department.

General and Administrative Expense: General and administrative expenses were $974,406 and $2,647,017 during the nine months ended September 30, 2024 and 2023, respectively. The decrease of $1,672,611, or 63.2%, was primarily driven by a decline of $903,676 of expense for consulting fees, which was caused by (1) $801,327 less expense recognized for shares of common stock and warrants issued to Mr. Blumberg, (2) $84,371 less expense for warrants issued to Mr. Grujic and (3) a decline of $18,014 in fees paid to other outside consultants. The decrease in our current year general and administrative expenses was also due to a $602,689 decline in payroll and benefits expenses (including payroll taxes), which was primarily caused by a one-time charge of $679,959 recorded for warrants issued in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the prior year period. Additionally, expense for stock options decreased $160,283 in the current period due to (1) a one-time charge of $59,216 in the prior year for the modification of a stock option award and (2) fewer stock option awards vesting in the current period versus the prior. These decreases were partially offset by an increase in rent and utilities of $7,525 and an increase of $6,805 in fees for outside services in the current period versus the prior.

Interest Expense: Interest expense was $246,990 and $205,872 during the nine months ended September 30, 2024 and 2023, respectively. The increase of $41,118, or 20.0%, was due to an increase in debt in the current period versus the prior.

Change in Fair Value of Derivative Liability: The change in the fair value of our derivative liability resulted in a loss of $7,935 in the nine months ended September 30, 2024, versus a gain of $5,104 during the nine months ended September 30, 2024. The change in the fair value in the current period was attributed to changes in our forecasted stock price. The gain due to the change in fair value of the derivative liability during the nine months ended September 30, 2023 was due to changes in our stock price.

Gain from Extinguishment of Debt: The gain from extinguishment of debt was $49,205 and $69,407 during the nine months ended September 30, 2024 and 2023, respectively. The decrease of $20,202, or 29.1%, was due to a lower amount of debt forgiven in the current period, as the balances owed to our creditors have declined.

Other Income: Other income was $12,372 and $568 during the nine months ended September 30, 2024 and 2023, respectively. The change in other income was primarily due to an adjustment of a liability recorded during the nine months ended September 30, 2024.

Deemed Dividend for Warrant Exchanges: Expense for deemed dividends was nil and $65,296 in the nine months ended September 30, 2024 and 2023, respectively. The expense in the prior period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends of $126,030 and $122,328 for the nine months ended September 30, 2024 and 2023, respectively, was materially consistent over the two periods.

Net Loss: Net loss attributable to common stockholders was $1,890,970 and $3,289,502 during the nine months ended September 30, 2024 and 2023, respectively. The reasons for the decrease in our net loss are outlined above.

There was no income tax benefit recorded for the nine months ended September 30, 2024 or 2023, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At September 30, 2024, the Company had negative working capital of approximately $5.0 million, accumulated deficit of $153.0 million, and incurred a net loss including preferred dividends of $1.9 million for the nine months then ended. Stockholders’ deficit totaled approximately $4.9 million at September 30, 2024, primarily due to recurring net losses from operations.

The risks and uncertainties surrounding our ability to continue our business with limited capital resources raise substantial doubt as to our ability to continue as a going concern for twelve months from the issuance of these financial statements. Our consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, the holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business.

The Company will need to continue to raise capital in order to provide funding for its operations and the FDA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

Liquidity

The Company’s primary liquidity requirements are for working capital, funding clinical studies, and other costs associated with achieving regulatory approval to sell our products. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. We anticipate we will require approximately $1.5 million to $1.8 million of funds to operate our business over the next twelve months, including approximately $512 thousand of funds to complete our ongoing clinical studies.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of September 30, 2024, we had cash of approximately $194 thousand and negative working capital of $5.0 million. During the nine months ended September 30, 2024, our $1,13 million of 10% Senior Secured Convertible Debentures (the “Debentures”) went into default. After the May 17, 2024 maturity date, the interest rate on the Debentures increased to the default rate of 18.0%.

Our major cash flows for the nine months ended September 30, 2024 consisted of cash used for operating activities of $787 thousand, proceeds from the issuance of notes payable and common stock of $387 thousand and $300 thousand, respectively, and payments of debt and debt issuance costs of $297 thousand.

Our major cash flows for the nine months ended September 30, 2023 consisted of cash used for operating activities of $1.4 million, payments of debt of $367 thousand and proceeds from warrant exercises of $195 thousand.

The reduction in cash used in operating activities was primarily attributable to the timing of payments associated with our accounts payable and accrued liabilities and a $324 thousand increase to deferred revenue in the current period. The $562 thousand increase in cash provided by financing activities was attributed to a $358 increase in proceeds from issuance of notes payable, net of debt issuance costs, a $300 thousand increase in proceeds from the issuance of common stock, and a $99 thousand reduction in payments made on notes payable in the current year versus the prior.

On October 10, 2024, we issued a promissory note totaling $0.2 million to an unaffiliated third party (the “Holder”). The promissory note matures on October 10, 2025 and will accrue interest at a rate of 12.0% per annum. Monthly payments of $20 thousand are due on the note, beginning November 30, 2024 until August 31, 2025, while the interest payment is due on or before October 10, 2025. If not repaid by the maturity date, the unpaid balance of the note will accrue interest at a rate of 16.0% per annum. With the Holder’s permission, the promissory note may be prepaid in full or in part without penalty or premium.

On October 21, 2024, we executed an agreement with SMI (the “Agreement”), which supersedes all previous agreements, other than existing purchase orders. Pursuant to the Agreement, the Company plans to execute a purchase agreement with a distributor of SMI for 35 base units, connected, aligned, calibrated and tested (“Completed Instrumentation Packages”). Under the terms of the agreement, the Handheld Unit and Base Unit constitute an Instrumentation Package or “IP”. An IP and mobile cart with a monitor constitute a fully functional LuViva device ready for sale. SMI will be responsible for the manufacture of the mobile carts that house the IPs and the display monitor. All active purchase orders will be revised to include 100 IPs to be provided by GTI to SMI and/or its distribution partners to meet expected demand for the end of 2024 and 2025, as summarized below:

1.	Forty-seven (47) of the 100 IPs will be provided by GTI to SMI, at an approximate price of $1,351,250; The number of IPs may be reduced if the full payment is delayed beyond the end of 2024.
2.	Thirty-five (35) of the 100 IPs will be provided by GTI to SMI or to one of SMI’s distributors, at a total price of $700,000.
3.	Eighteen (18) of the 100 IPs will be provided to SMI at no additional charge, beyond what has already been paid by SMI.

Beginning in 2026 and extending into 2030, to preserve its licensing rights, SMI shall be committed to the minimum LuViva Cervical Guide Radio Frequency Identification Chips and Royalty Sales (“RFID Chips”) of the single-use Cervical Guide Chip, at a sale price to SMI at $1.00, as specified in the table below:

Year	Cumulative Number of Devices Placed or Sold	Cumulative Resulting Minimum Tests	Cumulative Minimum Cervical Guide Royalty Payments to GTI
2026	300	1,440,000	$1,440,000
2027	400	5,040,000	$4,480,000
2028	1500	15,840,000	$15,840,000
2029	3000	37,440,000	$37,440,000
2030	4000	66,240,000	$66,240,000

If by April 30, 2025, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of September 30, 2024, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 9, 2024, the Company granted 45,000 stock options to employees under the Plan and 500,000 stock options to executives and directors of the Company outside of the Plan. The stock options, which have exercise prices of $0.12, will expire on July 8, 2034. One fourth of the stock options vested immediately, while the remaining options will vest over a period of 33 months, beginning on October 9, 2024.

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. The promissory note matures on February 1, 2025 and will accrue total interest of $5,000. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028.

During the three months ended September 30, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. The promissory notes mature in the third quarter of 2025, at which time the principal and accrued interest payments are due in full. The promissory notes accrue interest at a rate of 9.0%. The holders of the promissory notes also received 75,000 common stock purchase warrants, which have exercise prices of $0.25 and will expire four years after issuance.

On September 1, 2024, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. The warrants, which will expire on September 1, 2027, have a strike price of $0.30.

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, including John Imhoff a member of the Company’s Board of Directors, for the purpose of raising $300,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 3,333,335 units, each unit consisting of one share of common stock and one warrant to purchase up to 3,333,335 shares of common stock (the “Warrants”). The purchase price per unit was $0.09. The Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.12 per share.

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

3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
10.1	Form of Promissory Note issued to Directors
10.2	Promissory Note, dated July 23, 2024, in the amount of $50,000
10.3	Common Stock Purchase Warrant, dated August 1, 2024
10.4	Form of Common Stock Purchase Warrants issued to Directors
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*

Interactive data files for Guided Therapeutics, Inc. 's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Income; (iii) the Unaudited Condensed Consolidated Statements in Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted in Inline XBRL and included in Exhibit 101)

______________

*Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: November 14, 2024

