Form 10-K
period 2024-12-31
GUIDED THERAPEUTICS INC
filed 2025-03-31
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was: $3,717,645.

As of March 18, 2025, the registrant had 77,967,594 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Guided,” “Guided Therapeutics, “we,” “us,” or “our,” we are referring to Guided Therapeutics, Inc. and its subsidiaries, unless the context otherwise requires.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that are not historical facts that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the United States Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “will,” “projection,” “should,” “believe,” “potential,” “could,” or similar words suggesting future outcomes (including negative and grammatical variations) to identify forward-looking statements. These statements include statements regarding the following, among other things:

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

Our Potential Market

The Developing World

According to the most recent data published by the World Health Organization (WHO), cervical cancer is the fourth most frequent cancer in women worldwide, with an estimated 660,000 new cases in 2022, an increase of 56,000 cases from 2020. For women living in less developed regions, however, cervical cancer is the second most common cancer, and 9 out of 10 women who die from cervical cancer reside in low- and middle-income countries. In 2022, GLOBOCAN, the international cancer tracking agency, estimated that approximately 349,000 women died from cervical cancer, with the majority of these deaths occurring in low- and middle-income countries.

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

The Developed World

The Pap test, which involves a sample of cervical tissue being placed on a slide and observed in a laboratory, is currently the most common form of cervical cancer screening. Since the introduction of screening and diagnostic methods, the number of cervical cancer deaths in the developed world has declined dramatically, due mainly to the increased use of the Pap test. However, the Pap test has a wide variation in sensitivity, which is the ability to detect the disease, and specificity, which is the ability to exclude false positives. Currently, about 50 million Pap tests are given annually in the United States and, combined with a pelvic exam as the standard of care, have an average price in the range of approximately $125 - $375 per exam.

After a Pap test returns a positive result for cervical cancer, accepted protocol calls for a visual examination of the cervix using a colposcope, usually followed by a biopsy, or tissue sampling, at one or more locations on the cervix. This method looks for visual changes attributable to cancer. There are about two million colposcope examinations annually in the United States and Europe. According to MD Save, a leading online medical service provider, the average cost of a colposcopy examination with biopsy in the United States is currently $3,300.

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

We have previously obtained regulatory approval to sell LuViva in Europe under our Edition 3 CE Mark. Additionally, LuViva has also previously obtained marketing approval from Health Canada, COFEPRIS in Mexico, Ministry of Health in Kenya, which have all expired. In addition, in 2018, we were approved for sales and marketing in India. We currently are seeking regulatory approval to market LuViva in the United States but have not yet received approval from the U.S. Food and Drug Administration (FDA). As of December 31, 2024, we have sold 148 LuViva devices and approximately 78,950 single-use-disposable cervical guides to international distributors. In order to effect these sales, we have a sales team of three people and work through country and region specific medical device distributors.

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

•	Seek Chinese FDA approval working with our existing partner in China, Shandong Medical Instrumentation Co. Ltd.

•	Pursue regulatory approval in Russia and work with our partner in Central and Eastern Europe, Newmars Technology, Inc. to generate sales in central and eastern Europe.

•	Continue to selectively support sales through our distributors in large countries such as Indonesia.

While we plan to pursue regulatory approval in Russia, the ongoing conflict in Ukraine may delay filing and approval to market. It does not affect any existing contracts with our distribution partner for Eastern Europe and Russia as they are focused more on countries less affected by the conflict in Ukraine.

Manufacturing, Sales and Distribution

We manufacture the key subsystems of LuViva at our Georgia facility and final manufacturing is done at our contract manufacturing site in Hungary by NTI. Many of the specialized parts of LuViva are custom made for us by third-party manufacturers. We adhere to ISO 13485:2003 quality standards in our manufacturing processes. Our single-use cervical guides are manufactured by a vendor that specializes in injection molding of plastic medical products. On January 22, 2017, we entered into a license agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”), as amended on March 28, 2017, pursuant to which we granted SMI an exclusive global license to manufacture the LuViva device and related disposables (subject to a carve-out for manufacturing in Turkey). On December 18, 2018, we entered into a co-development agreement with Newmars Technologies, Inc. (“NTI”), whereby NTI will perform final assembly of the LuViva device for its contracted distribution countries in Eastern Europe and Russia at its ISO 13485 facility in Hungary. This additional carve out has been agreed to by SMI. The Company has entered into several additional amendments with SMI, the latest of which was executed on October 21, 2024.

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

Research, Development and Engineering

We have been engaged primarily in the research, development and testing of our LuViva non-invasive cervical cancer detection product and our core biophotonic technology. Since 2013, we have incurred approximately $8.9 million in research and development expenses, net of about $927,000 reimbursed through collaborative arrangements and government grants. Research and development costs were approximately $0.5 and $0.2 million in the years ended December 31, 2024 and 2023, respectively.

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

Patents

We have pursued a course of developing and acquiring patents and patent rights and licensing technology. Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology through the patent process and to license from other’s patents and patent applications necessary to develop our products. As of December 31, 2024, we have six active patents. Currently, we do not own third party patents, nor do we make any outside payments for patents.

Patents can be extended up to an additional five (5) years. However, patent term extension under the Hatch-Waxman Act does not occur automatically and the patent owner must file an application with the USPTO requesting term extension within 60 days of obtaining FDA marketing approval.\

Patent No.	Title	Country	Grant Date	Expiration Date
8,644,912	System and Method For Determining Tissue Characteristics	US	2/4/2014	8/22/2031
8,781,560	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	7/15/2014	7/14/2031
9,561,003	Method and Apparatus For Rapid Detection and Diagnosis of Tissue Abnormalities	US	2/7/2017	3/5/2034
D714453	Hand Held Unit for Diagnostics or Measurement	US	9/30/2014	9/30/2028
D724199	Medical Diagnostic Stand Off Tube	US	3/10/2015	3/10/2029
D746475	Mobile Cart and Hand Held Unit for Diagnostics or Measurement	US	12/29/2015	12/29/2029

The Company has applied for one additional US patent, although there is no assurance that the patent will be granted. The Company’s strategy is to continue improving its products and filing new patents to protect those improvements.

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

Employees and Consultants

As of December 31, 2024, we had four regular employees and three consultants to provide services to us on a full- or part-time basis. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

In June 2006, the U.S. FDA approved the HPV vaccine Gardasil from drug maker Merck. Gardasil is a prophylactic HPV vaccine, meaning that it is designed to prevent the initial establishment of HPV infections. For maximum efficacy, it is recommended that girls receive the vaccine prior to becoming sexually active. Since Gardasil will not block infection with all of the HPV types that can cause cervical cancer, the vaccine should not be considered a substitute for routine Pap tests. On October 16, 2009, GlaxoSmithKline PLC was granted approval in the United States for a similar preventive HPV vaccine, known as Cervarix. Due to the lack of 100% protection against all potentially cancer-causing strains of HPV, we believe that the vaccines will have a limited impact on the cervical cancer screening and diagnostic market for many years.

Government Regulation

The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the Chinese National Medical Product Administration (“NMPA”), the U.S. FDA, and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

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

NMPA labs also conduct electrical, mechanical and electromagnetic emission safety testing for medical devices similar to those required for the CE Mark. As is the case with the U.S. FDA, manufacturers in China undergo periodic inspections and must comply with international quality standards such as ISO 13485 for medical devices. As part of our agreement with SMI, SMI will underwrite the cost of securing approval of LuViva with the NMPA. SMI has informed us in writing that LuViva has passed electrical, mechanical and electromagnetic emission safety testing for medical devices, which allowed clinical trials to commence. SMI filed the application for NMPA approval on October 16, 2024. On January 6, 2025, SMI informed us that NMPA found the application complete and was commencing their review. In the same communication, SMI believed that NMPA approval could occur in the second quarter of 2025, although there is no certainty that NMPA approval will occur within this timeframe.

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

We received a “not-approvable” letter from the U.S. FDA on May 15, 2015. We had a follow up meeting with the U.S. FDA to discuss a path forward on November 30, 2015, at which we agreed to submit a detailed clinical protocol for U.S. FDA review so that additional studies can be completed. We held a follow up teleconference with FDA on January 28, 2020 and filed a pre-submission document to the Agency on February 17, 2020 that summarized the clinical protocol to be submitted for FDA review. In the second quarter of 2021, we reached basic agreement with the FDA on a study protocol that would require approximately 400 women to be tested.  During 2022, FDA asked for a few additional clarifications which we resolved, allowing for the study to begin in 2023. To date, approximately 320 patients have been enrolled and tested. We expect the study to be completed in 2025, however there can be no assurance that it will progress within our expected timeframe or that the results will be positive.

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

Additional debt or equity financing will be required for us to continue as a going concern. We may seek to obtain additional funds for the financing of our cervical cancer detection business through additional debt or equity financings and/or new collaborative arrangements. Management believes that additional financing, if obtainable, will be sufficient to support planned operations only for a limited period. Management has implemented operating actions to reduce cash requirements. Any required additional funding may not be available on terms attractive to us, on a timely basis, or at all. We currently hold $1.13 million of senior unsecured convertible debentures that are in default, which may further hinder our ability to obtain additional debt funding. If we cannot obtain additional funds or achieve profitability, we may not be able to continue as a going concern.

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

Our independent registered public accountants’ report on our consolidated financial statements as of and for the year ended December 31, 2024, indicates that there is substantial doubt about our ability to continue as a going concern, because we have suffered recurring losses from operations and had an accumulated deficit of $153.7 million at December 31, 2024, summarized as follows:

Accumulated deficit as of December 31, 2019	$139.6
Preferred dividends for the year ended December 31, 2020	0.1
Net loss for the year ended December 31, 2020	0.3
Accumulated deficit as of December 31, 2020	140.0
Preferred dividends for the year ended December 31, 2021	0.4
Net loss for year ended December 31, 2021	2.0
Accumulated deficit as of December 31, 2021	142.4
Preferred dividends for the year ended December 31, 2022	0.6
Net loss for for the year ended December 31, 2022	4.4
Accumulated deficit as of December 31, 2022	$147.4
Preferred dividends for the year ended December 31, 2023	0.2
Deemed dividends for warrant exchanges for the year ended December 31, 2023	0.1
Net loss for for the year ended December 31, 2023	3.4
Accumulated deficit as of December 31, 2023	$151.1
Preferred dividends for the year ended December 31, 2024	0.2
Net loss for year ended December 31, 2024	2.4
Accumulated deficit as of December 31, 2024	$153.7

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

We have never been profitable and we have had operating losses since our inception. We expect our operating losses to continue as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals; build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. As of December 31, 2024 and 2023, our accumulated deficit was approximately $153.7 million and $151.1 million, respectively.

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

As of December 31, 2024, our products have achieved and maintain both ISO 13485:2016 certification and the CE Mark through our contract manufacturer, Newmars Technologies.

For our products to be marketed and sold in the People’s Republic of China, they must gain approval from the NMPA. We are working with our partner in China, Shandong Yaohua Medical Instrument Corporation, to achieve NMPA approval. In 2022 compliance testing for device safety was passed and late in 2023 enrollment in the pivotal clinical trial was completed at four hospitals. Our Chinese partner, SMI, filed the application for NMPA approval on October 16, 2024. On January 6, 2025, SMI informed us that NMPA found the application complete and was commencing their review. In the same communication, SMI believed that NMPA approval could occur in the second quarter of 2025, although there is no certainty that NMPA approval will occur within this timeframe.

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

Currently, we have not obtained clearance or approval from the U.S. FDA, however we have agreed with the U.S. FDA on the clinical trial protocol and have initiated a clinical trial protocol involving approximately 400 study participants. As of March 1, 2025, approximately 320 patients have been enrolled and tested, which represents approximately eighty percent of the 400 anticipated patients needed to complete the study. Based on current and expected enrollment rates, we expect the study to be completed in 2025, depending in part by how many women are diagnosed with cervical disease. However, there can be no assurance that the study will progress and be completed within the expected timeframe, or ever.

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

As of December 31, 2024, we hold six active U.S. patents. In addition, we have filed for, or have rights to, one U.S. patent (including those under license) that is still pending. There are additional international patents and pending applications. One or more of the patents we hold directly or license from third parties, including those for our cervical cancer detection products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our outstanding indebtedness, which includes all of our liabilities, was $6.3 million at December 31, 2024. The terms of our indebtedness could have negative consequences to us, such as:

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

Our certificate of incorporation authorizes our board of directors to issue up to 5.0 million shares of preferred stock of which 6,857 were outstanding as of December 31, 2024. Our undesignated shares of preferred stock may be issued in one or more series, the terms of which may be determined by the board without further stockholder action. These terms may include, among other terms, voting rights, including the right to vote as a series on particular matters, preferences as to liquidation and dividends, repurchase rights, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell assets to a third party. The ability of our board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

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

In connection with the audits of our financial statements as of and for the years ended December 31, 2024 and 2023, material weaknesses in our internal control over financial reporting were identified and we may identify additional material weaknesses in the future.

In connection with the preparation and audits of our financial statements as of and for the years ended December 31, 2024 and 2023, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”) were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. The material weaknesses identified arose from a lack of resources to properly research and account for complex transactions and a lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions.

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, our outstanding convertible debt was convertible into an aggregate of 4,528,305 shares of our common stock, and the outstanding shares of our preferred stock were convertible into an aggregate of 42,718,453 shares of common stock. Also, as of that date we had warrants outstanding that were exercisable for an aggregate of 37,174,468 shares of common stock, and outstanding vested options to purchase 2,266,023 shares of common stock. The shares of common stock issuable upon conversion or exercise of these securities would have constituted approximately 133.1% of the total number of shares of common stock then issued and outstanding.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity is an area of increasing concern to management and our investors. There are two main areas involving personal data that we pay particular attention to: 1) Patient data of women enrolled in our clinical trials or commercially by overseas partners and 2) Company employee information,

By design, our device and software (LuViva) are not connected to the internet. Patient results cannot be saved to the device and must first be downloaded to a flash drive and then transferred to another computer or cloud-based system to be saved. The design of our product limits our exposure to the compliance requirements of NIST 800-171.

Regarding employee information, our Company generally keeps all employee personally identifiable information with our payroll service provider. Each year the provider furnishes us with their SOC report which includes their cybersecurity policies and procedures.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock; Holders

Our common stock is listed on the OTCQB under the ticker symbol “GTHP.” The number of record holders of our common stock at March 18, 2025 was 155.

The high and low common stock share prices for the first quarter of 2025 and calendar years 2024 and 2023, as reported by the OTCQB, were as set forth in the following table:

	2025		2024		2023
	High	Low	High	Low	High	Low
First Quarter*	$0.16	$0.08	$0.19	$0.12	$0.36	$0.20
Second Quarter	$-	$-	$0.16	$0.06	$0.28	$0.11
Third Quarter	$-	$-	$0.19	$0.08	$0.28	$0.11
Fourth Quarter	$-	$-	$0.20	$0.12	$0.19	$0.13

*Through March 18, 2025

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

Securities authorized for issuance under equity compensation plans as of December 31, 2024:

Plan Description	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
2018 Equity Incentive Plan	2,383,636	$0.39	116,364
Equity compensation not approved by security holders	500,000	$0.12	-
TOTAL	2,883,636	$0.35	116,364

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception and, as of December 31, 2024 we have an accumulated deficit of approximately $153.7 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. In 2024 and 2023, our revenues were from the sale of components of our LuViva devices and disposables. We expect that the majority of our revenue in 2025 will be derived from revenue from the sale of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with SMI, we currently hold and expect to generate additional purchase orders which we expect to result in actual sales of approximately $1.5 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia which we are preparing to fulfill. These orders are expected to result in approximately $500,000 in revenue for 2025. When combined with sales to our Chinese partner, these constitute what we view as the current demand for our products.

In the United States, the Company is actively pursuing FDA approval by conducting a clinical trial involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The study protocol was drafted with input from FDA and physicians at the clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites were fully IRB approved. The protocol was also approved by an independent, nationally recognized institutional review board. All four sites have received LuViva devices and have been trained in their use. All four sites have undergone one or more clinical study monitoring visits by the Company’s clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol. Findings from the ongoing clinical study monitoring visits include:

1.	As of March 1, 2025, approximately 320 patients have been enrolled and tested, which represents approximately eighty percent of the 400 anticipated patients needed to complete the study.

2.	There have not been any adverse events reported related to the use of LuViva.

3.	All four monitored clinical study sites are adhering to the study protocol and are completing the necessary case report forms according to FDA standards.

Based on current and expected enrollment rates, we expect the study to be completed in 2025, depending in part by how many women are diagnosed with cervical disease. However, there can be no assurance that the study will progress and be completed within the expected timeframe, or ever.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, filed the application with NMPA for approval of LuViva as a Class 3 medical device in China on October 16, 2024. The results for the 449 women tested by LuViva were better than required by NMPA with a sensitivity of 83% and a specificity of 54%. There were no adverse events reported during the use of LuViva in the study, adding further evidence as to the safety of the technology. The NMPA application was accepted as complete and is under review. SMI believes NMPA approval could happen within six months, although there can be no assurance that NMPA approval will occur within the projected time frame, or ever.

In Europe, our distribution partners, Newmars Medical Technologies (“Newmars”), is actively pursuing potential customers in Poland, Hungary and Romania, where we have obtained the required approvals to sell our products though Newmars. In addition, an application for approval has been filed in Russia, although current geopolitics presents uncertainty as to the ability to sell and market new medical technology in that country.

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions for supplying LuViva to the Turkish Ministry of Health and also with a medical device distributor located in Ankara.

In Indonesia, our contracted distributors are in discussions with the local government hospital system of Sulawesi, one of the nation’s most populous islands. During the fourth quarter of 2024, we received an order and full payment for four devices from Indonesia. We expect additional orders for 22 – 26 devices in 2025.

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

Revenue Recognition: ASC 606, Revenue from Contracts with Customers establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue is now recognized when control over the goods or services is transferred to the customer. The application of the core principle in ASC 606 is carried out in five steps:

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

Valuation of Equity Instruments Granted to Employee, Service Providers and Investors: On the date of issuance, the instruments are recorded at their fair value as determined using the Black-Scholes or binomial lattice valuation models.

Allowance for Credit Losses: Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The allowance for credit losses was immaterial as of December 31, 2024 and 2023.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred.

RESULTS OF OPERATIONS

COMPARISON OF 2024 AND 2023

Sales Revenue, Cost of Goods Sold and Gross Profit from Devices and Disposables: Revenues from the sale of LuViva devices and disposables for the year ended December 31, 2024 were $6,940, compared to $97,706 for the year ended December 31, 2023. Cost of goods sold was $4,574 during the year ended December 31, 2024, compared to $62,382 during the year ended December 31, 2023. In the prior year, the majority of our revenue was derived from the sale of four instrumentation packages (“IPs”) to SMI. We currently hold purchase orders with our partner SMI and one other Chinese distributor for approximately $2.45 million in LuViva devices and disposables. Timing of approval by NMPA is likely a factor in when we will receive these payments, ship our inventory and recognize revenue. As of December 31, 2024, we have a deferred revenue balance of $848,917, which will be recognized as revenue when our products are shipped. We anticipate shipping and therefore recognizing revenue for the majority of these products in 2025, based in part on timing of NMPA approval. .

Research and Development Expenses: Research and development expenses were $525,650 and $228,132 during the years ended December 31, 2024 and 2023, respectively. The increase of $297,518, or 130.4%, was primarily due to a $321,018 increase in research and development clinical costs and payroll-related expenses related to clinical trials. This increase was offset by a decrease of $23,500 in fees for patent maintenance and other miscellaneous research and development costs.

Sales and Marketing Expenses: Sales and marketing expenses were $287,016 and $268,375 during the years ended December 31, 2024 and 2023, respectively. The increase of $18,641, or 6.9%, was primarily due to $10,981 of additional rent expense allocated to our sales and marketing department. The remaining increase was due to higher travel and payroll-related expenses. Sales and marketing expenses have remained relatively consistent year-over-year due to the fact that our international distribution partners are responsible for sales and marketing expenses in their respective countries and also because our sales team’s pay is not commission-based.

General and Administrative Expense: General and administrative expenses were $1,296,537 and $2,997,424 and during the years ended December 31, 2024 and 2023, respectively. The decrease of $1,700,887, or 56.7%, was primarily driven by a decline of $1,006,320 of expense for consulting fees, which was caused by (1) $827,472 less expense recognized for shares of common stock and warrants issued to Mr. Blumberg, (2) $99,837 less expense for warrants issued to Mr. Grujic and (3) a decline of $13,011 in fees for other outside consultants, attorneys and our auditors. The decrease in our current year general and administrative expenses was also due to a $600,402 decline in payroll and benefits expenses (including payroll taxes), which was primarily caused by a one-time charge of $679,959 recorded for warrants issued in relation to the appointment of Dr. Mark Faupel as the Company’s President and Chief Executive Officer during the prior year period. Additionally, expense for stock options decreased $155,824 in the current period due to (1) a one-time charge of $59,216 in the prior year for the modification of a stock option award and (2) fewer stock option awards vesting in the current period versus the prior. The remaining decrease of $4,341 was driven by a decrease in rent and other miscellaneous expenses in the current period versus the prior.

Interest Expense: Interest expense during the years ended December 31, 2024 and 2023 was $380,717 and $278,350, respectively. The increase of $102,367 (or 36.8%), was due to an increase in debt in the current period versus the prior.

Change in Fair Value of Derivative Liability: The change in the fair value of our derivative liability resulted in a loss of $18,643 in the year ended December 31, 2024, versus a gain of $5,104 during the year ended December 31, 2023. The change in the fair value in the current period was attributed to changes in our forecasted stock price. The gain due to the change in fair value of the derivative liability in the year ended December 31, 2023 was due to changes in our stock price.

Gain (Loss) from Extinguishment of Debt: The gain from extinguishment of debt during the years ended December 31, 2024 and 2023 was $68,622 and $196,206, respectively. The decrease of $127,584 or 65.0%, was due to a lower amount of debt forgiven in the current period, as the balances owed to our creditors have declined.

Other Income: Other income for the years ended December 31, 2024 and 2023 was $18,102 and $39,271, respectively. The decrease of $21,169, or 53.9%, was primarily due to a decrease in write-offs of accounts payable balances that management no longer considered to be valid liabilities in the current year.

Deemed Dividend for Warrant Exchanges: Expense related to deemed dividends was nil and $98,972 for the years ended December 31, 2024 and 2023, respectively. The expense in the prior period was recognized as the excess fair value of warrant instruments exchanged over the fair value of the original warrants.

Preferred Stock Dividends: Expense related to preferred stock dividends of $173,724 and $170,803 for the years ended December 31, 2024 and 2023, respectively, was materially consistent over the two periods.

Net Loss: Net loss attributable to common stockholders was $2,590,848 and $3,759,032 during the years ended December 31, 2024 and 2023, respectively. The reasons for the decrease are explained above.

There was no income tax benefit recorded for 2024 or 2023, due to recurring net operating losses and the full valuation allowance recognized against our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At December 31, 2024, the Company had a negative working capital of approximately $5.0 million, accumulated deficit of $153.7 million, and incurred a net loss including preferred and deemed dividends of $2.6 million for the year then ended. Stockholders’ deficit totaled approximately $4.9 million at December 31, 2024, primarily due to recurring net losses from operations. We expect our capital expenses and operational expenses to increase in the future due to increased sales and marketing expenses, operational costs, and general and administrative costs. Therefore, we believe our operating losses will continue or even increase at least through the near term.

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

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity or equity-  linked securities by us could result in significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, expending capital, or declaring dividends, or which impose financial covenants on us that limit our ability to achieve our business objectives. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business as planned and as a result may be required to scale back or cease operations, which could cause our stockholders to lose some or all of their investment in us. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Liquidity and Capital Resources

The Company’s primary liquidity requirements are for working capital, funding clinical studies, and other costs associated with achieving regulatory approval to sell our products. Although income taxes are not currently a significant use of funds, after the benefits of our net operating loss carryforwards are fully recognized, they could become a material use of funds, depending on our future profitability and future tax rates. Over the next 12 months we expect our burn rate to increase somewhat as we increase headcount, especially for meeting manufacturing demand. In addition, although we have significant inventory, we will need to order additional parts and services for production. Finally, we expect to spend another $300 thousand to complete and file our US FDA study. Thus, we estimate that approximately $2.5 million will be needed to fund the business over the next 12 months.  However, other than completing and filing the US FDA study results, additional expenditures for manufacturing production will be needed only if significant product is ordered and paid for in advance by customers, which is our current policy.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of December 31, 2024, we had cash of approximately $0.4 million and negative working capital of $4.9 million.

Our major cash flows for the year ended December 31, 2024 consisted of cash used for operating activities of $1.12 million and net cash provided by financing activities of $916 thousand, which was primarily attributed to $835 thousand of proceeds from the issuance of common stock and warrants in private placement offerings.

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

Tariffs imposed and/or publicly contemplated by the U.S. government in the first quarter of 2025, particularly as to China, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. The countries in which our products will be manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. It is unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDED THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Guided Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Guided Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Stock-Based Compensation

As described in Note 2 of the consolidated financial statements, the Company issues stock options and warrants to officers, employees and service providers of the Company.  The fair value of these equity instruments is determined as of the grant date using either the Black-Scholes or binomial option pricing models and is recorded as Stock-Based Compensation on the consolidated statements of stockholders’ deficit and within general and administrative expense on the consolidated statements of operations.  The selection of the valuation methodology and assumptions utilized in the models are based, in part, upon assumptions for which management is required to use judgment, particularly the risk-free interest rate, volatility, and expected term.

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

/s/ UHY LLP

Sterling Heights, Michigan

March 31, 2025

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets:
Cash and cash equivalents	$388	$591
Accounts receivable, net of allowance for doubtful accounts of $0.5 and $2 at December 31, 2024 and 2023, respectively.	3	7
Inventory, net of reserves of $818 at December 31, 2024 and 2023.	633	632
Other current assets	173	163
Total current assets	1,197	1,393

Non-Current Assets:
Property and equipment, net	23	32
Operating lease right-of-use asset, net of amortization	141	227
Other assets	17	17
Total non-current assets	181	276

TOTAL ASSETS	$1,378	$1,669

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts Payable	$2,094	$1,991
Accounts payable, related parties	36	32
Accrued liabilities	1,011	1,068
Deferred revenue	849	424
Current portion of lease liability	106	91
Short-term notes payable due to related parties	70	-
Current portion of long-term debt, related parties	532	39
Short-term notes payable	92	59
Short-term convertible debt, net of discounts	117	1,105
Short-term convertible debt in default	1,130	-
Derivative liability at fair value	118	-
Total current liabilities	6,155	4,809

Long-Term Liabilities
Long-term lease liability	49	155
Long-term notes payable	47	-
Long-term convertible notes payable, net of discounts	14	-
Long-term debt, related parties	2	511
Total long-term liabilities	112	666

Total liabilities	6,267	5,475

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $.001 par value; 9.0 shares authorized, 0.3 shares issued and outstanding as of December 31, 2024 and 2023. Liquidation preference of $286 at December 31, 2024 and 2023.	105	105
Series C1 convertible preferred stock, $.001 par value; 20.3 shares authorized, 1.0 shares issued and outstanding as of December 31, 2024 and 2023. Liquidation preference of $1,049 at December 31, 2024 and 2023.	170	170
Series C2 convertible preferred stock, $.001 par value; 5,000 shares authorized, 2.7 shares issued and outstanding as of December 31, 2024 and 2023. Liquidation preference of $2,700 at December 31, 2024 and 2023.	439	439
Series D convertible preferred stock, $.001 par value; 6.0 shares authorized, 0.4 shares issued and outstanding as of December 31, 2024 and 2023. Liquidation preference of $438 at December 31, 2024 and 2023.	159	159
Series E convertible preferred stock, $.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of December 2024 and 2023. Liquidation preference of $883 at December 31, 2024 and 2023.	834	834
Series F convertible preferred stock, $.001 par value; 1.5 shares authorized, 1.0 and 1.1 shares issued and outstanding as of December 31, 2024 and 2023, respectively. Liquidation preference of $981 and $1,006 at December 31, 2024 and 2023, respectively.	817	838
Series F-2 convertible preferred stock, $.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of December 31, 2024 and 2023. Liquidation preference of $520 at December 31, 2024 and 2023.	475	475
Common stock, $.001 par value; 500,000 shares authorized, 65,131 and 54,105 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	3,452	3,441
Additional paid-in capital	142,501	140,983
Treasury stock at cost	(132)	(132)
Accumulated deficit	(153,709)	(151,118)

Total stockholders’ deficit	(4,889)	(3,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,378	$1,669

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended
	December 31,
	2024	2023

Sales - devices and disposables	$7	$98
Cost of goods sold	5	62
Gross profit	2	36

Operating expenses:
Research and development	526	228
Sales and marketing	287	268
General and administrative	1,297	2,997
Total operating expenses	2,110	3,493

Loss from operations	(2,108)	(3,457)

Other income (expense)
Interest expense	(381)	(278)
Interest income	3	6
Change in fair value of derivative liability	(18)	5
Gain from extinguishment of debt	69	196
Other income	18	39
Total other income (expense)	(309)	(32)

Loss before income taxes	(2,417)	(3,489)
Provision for income taxes	-	-

Net loss	(2,417)	(3,489)
Deemed dividend for warrant exchanges	-	(99)
Preferred stock dividends	(174)	(171)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,591)	$(3,759)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

Weighted average shares outstanding
Basic	57,339	51,131
Diluted	57,339	51,131

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

(in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offerings, net of expenses	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at December 31, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1	$834	1	$838	-	$475
Issuance of common stock and warrants in private placement offerings, net of expenses	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(21)	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at December 31, 2024	1	$834	1	$817	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2023	54,105	$3,441	$140,983	$(132)	$(151,118)	$(3,806)
Issuance of common stock and warrants in private placement offerings, net of expenses	7,448	7	828	-	-	835
Issuance of common stock for payment of Series D preferred dividends	249	-	31	-	-	31
Issuance of common stock for payment of Series E preferred dividends	625	1	62	-	-	63
Issuance of common stock for payment of Series F preferred dividends	451	1	55	-	-	56
Issuance of common stock for payment of Series F-2 preferred dividends	236	-	27	-	-	27
Issuance of common stock for payment of interest	1,117	1	125	-	-	126
Conversion of Series F preferred stock to common stock	100	-	21	-	-	-
Settlement of previously accrued professional fees through common stock issuance	800	1	113	-	-	114
Issuance of warrants with debt	-	-	136	-	-	136
Stock-based compensation	-	-	120	-	-	120
Accrued preferred dividends	-	-	-	-	(174)	(174)
Net loss	-	-	-	-	(2,417)	(2,417)
Balance at December 31, 2024	65,131	$3,452	$142,501	$(132)	$(153,709)	$(4,889)

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

(in thousands)

	Preferred Stock Series C		Preferred Stock Series C1		Preferred Stock Series C2		Preferred Stock Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	-	$105	1	$170	2	$439	1	$159

Common stock warrants exercised	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	-	-	-	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159

	Preferred Stock Series E		Preferred Stock Series F		Preferred Stock Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1	$839	1	$880	-	$489

Common stock warrants exercised	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Series E preferred stock to common stock	-	(5)	-	-	-	-
Conversion of Series F preferred stock to common stock	-	-	-	(42)	-	-
Conversion of Series F-2 preferred stock to common stock	-	-	-	-	-	(14)
Issuance of common stock for payment of interest	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Impact of warrant exchanges	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance at December 31, 2023	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2022	48,596	$3,437	$138,090	$(132)	$(147,359)	$(2,883)
Common stock warrants exercised	3,128	3	469	-	-	472
Issuance of common stock for payment of Series D preferred dividends	151	-	30	-	-	30
Issuance of common stock for payment of Series E preferred dividends	378	-	61	-	-	61
Issuance of common stock for payment of Series F preferred dividends	233	-	53	-	-	53
Issuance of common stock for payment of Series F-2 preferred dividends	121	-	29	-	-	29
Conversion of Series E preferred stock to common stock	20	-	5	-	-	-
Conversion of Series F preferred stock to common stock	200	-	42	-	-	-
Conversion of Series F-2 preferred stock to common stock	60	-	14	-	-	-
Issuance of common stock for payment of interest	418	-	119	-	-	119
Settlement of previously accrued professional fees through common stock issuance	800	1	167	-	-	168
Stock-based compensation	-	-	1,806	-	-	1,806
Impact of warrant exchanges	-	-	99	-	(99)	-
Accrued preferred dividends	-	-	(1)	-	(171)	(172)
Net loss	-	-	-	-	(3,489)	(3,489)
Balance at December 31, 2023	54,105	$3,441	$140,983	$(132)	$(151,118)	$(3,806)

The accompanying notes are an integral part of these consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,417)	$(3,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	2
Depreciation	9	9
Amortization of debt issuance costs and discounts	93	130
Amortization of beneficial conversion feature	17	-
Stock-based compensation	120	1,806
Change in fair value of derivative liability	18	(5)
Amortization of lease right-of-use-asset	86	76
Gain from forgiveness of debt	(69)	(196)
Other non-cash expenses	21	26
Change in operating assets and liabilities:
Accounts receivable	6	(3)
Inventory	(1)	(84)
Other current assets	120	103
Accounts payable and accrued liabilities	545	43
Lease liabilities	(92)	(79)
Deferred revenue	425	(85)
NET CASH USED IN OPERATING ACTIVITIES	(1,119)	(1,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	512	-
Proceeds from the issuance of notes payable issued to related parties	75	-
Payments made on notes payable	(438)	(412)
Payments made on notes payable issued to related parties	(39)	-
Payments of debt issuance costs	(29)	-
Proceeds from issuance of common stock and warrants in private placement offerings	835	-
Proceeds from warrant exercises	-	436
NET CASH PROVIDED BY FINANCING ACTIVITIES	916	24

NET CHANGE IN CASH	(203)	(1,722)

Cash at beginning of period	591	2,313

CASH AT END OF PERIOD	$388	$591

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$51	$107

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$174	$171
Deemed dividends for warrant exchanges	$-	$99
Warrants issued with debt	$136	$-
Fair value of beneficial conversion features	$100	$-
Settlement of interest through common stock issuance	$126	$119
Settlement of dividends through common stock issuance	$177	$173
Settlement of previously accrued professional fees through common stock issuance	$114	$168
Accrued payroll liability exchanged for promissory note	$87	$-
Directors and Officers Insurance obtained with Financing	$130	$129
Conversion of Series E preferred shares into common stock	$-	$5
Conversion of Series F preferred shares into common stock	$21	$42
Conversion of Series F-2 preferred shares into common stock	$-	$14

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

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of December 31, 2024, it had an accumulated deficit of approximately $153.7 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2024, the Company had a negative working capital of approximately $5.0 million, accumulated deficit of $153.7 million, and incurred a net loss including preferred dividends of $2.5 million for the year then ended. Stockholders’ deficit totaled approximately $4.9 million at December 31, 2024, primarily due to recurring net losses from operations.

During the year ended December 31, 2024, the Company raised $0.8 million of proceeds from the sale of common stock and warrants in private placement offerings. During the year ended December 31, 2023, the Company received $0.4 million of proceeds from warrant exercises. The Company will need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Recently Implemented Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, “Segment Reporting” on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance effective January 1, 2024 retrospectively to all periods presented in financial statements. Adoption of this guidance did not have a material impact on our financial statement disclosures.

Accounting Standard to Be Adopted in a Future Period

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent.

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was $137,770 and $156,112 as of December 31, 2024 and December 31, 2023, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of December 31, 2024 and December 31, 2023:

	(in thousands)
	December 31,	December 31,
	2024	2023

Raw materials	$1,362	$1,360
Work-in-progress	46	46
Finished goods	43	44
Inventory reserve	(818)	(818)

Total inventory	$633	$632

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of December 31, 2024 and 2023:

	(in thousands)
	December 31,	December 31,
	2024	2023

Equipment	$951	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,614	1,614
Less accumulated depreciation	(1,591)	(1,582)
Property, equipment and leasehold improvements, net
	$23	$32

Depreciation expense related to property and equipment for the years ended December 31, 2024 and 2023 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were $11,377 and $30,505 for the years ended December 31, 2024 and 2023, respectively.

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

Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 are summarized as follows:

	(in thousands)
	December 31, 2024	December 31, 2023

Compensation	$424	$401
Professional fees	81	216
Interest	243	188
Vacation	26	27
Preferred dividends	227	228
Other accrued expenses	10	8
Total	$1,011	$1,068

Stock Subscription Payable

Cash received from investors for shares of common stock that have not yet been issued is recorded as a liability, which is presented within Accrued Liabilities on the consolidated balance sheet.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers, establishes a single and comprehensive framework which sets out how much revenue is to be recognized, and when. The core principle is that a vendor should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the vendor expects to be entitled in exchange for those goods or services. Revenue will is recognized when control over the goods or services is transferred to the customer. The application of the core principle in ASC 606 is carried out in five steps:

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

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $848,917, $424,225, and $509,101 as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of December 31, 2024 and December 31, 2023.

Significant Customers

As of December 31, 2024, trade receivables of $2,669 (net of the allowance for credit losses of $586) were attributed to one customer. As of December 31, 2023, trade receivables of $7,442 (net of the allowance for credit losses of $1,500) were attributed to two customers.

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

The Company has filed its 2023 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At December 31, 2024, the Company had approximately $63.9 million of net operating losses carryforward available, $2.9 million of which will expire on December 31, 2026. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related to the deferred tax assets.

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

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time. The Company records equity instruments including warrants based on the fair value at the date of issue. The fair value of warrants is estimated using the Black-Scholes or binomial option pricing models on the date of issuance.

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

During the year ended December 31, 2024, the Company recognized $80,155 of expense for stock options and $41,242 of expense for warrants issued to a director. Additionally, during the year ended December 31, 2024, the Company accrued $17,889 of expense for common stock owed to a director, pursuant to his consulting agreement. During the year ended December 31, 2023, the Company recognized $235,980 of expense related to stock options and $1,570,877 of expense for common stock and warrants issued to consultants and directors. Additionally, during the year ended December 31, 2023, the Company accrued $104,844 of expense for common stock owed to a director, pursuant to his consulting agreement.

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

3. STOCKHOLDERS’ DEFICIT

2024 Private Placement Offerings

On September 23, 2024, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with certain institutional investors, including John Imhoff a member of the Company’s Board of Directors, for the purpose of raising $300,000 in gross proceeds for the Company. Pursuant to the terms of the September Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 3,333,335 units, each unit consisting of one share of common stock and one warrant to purchase up to 3,333,335 shares of common stock (the “September Warrants”). The purchase price per unit was $0.09. The September Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.12 per share.

On December 18, 2024, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) with certain institutional investors, including John Imhoff, a member of the Company’s Board of Directors, for the purpose of raising $535,000 in gross proceeds for the Company. Pursuant to the terms of the December Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 4,115,386 units, each unit consisting of one share of common stock and one warrant to purchase up to 4,115,386 shares of common stock (the “December Warrants”). The purchase price per unit was $0.13. The December Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.18 per share.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of December 31, 2024 and December 31, 2023, 65,130,623 and 54,105,101 shares of common stock were issued and outstanding, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 11,025,522 and 5,509,386 shares of common stock, respectively, as summarized in the following tables:

Number of Shares

Common stock warrants exercised	3,128,274
Issuance of common stock for payment of Series D preferred dividends	151,347
Issuance of common stock for payment of Series E preferred dividends	378,294
Issuance of common stock for payment of Series F preferred dividends	233,308
Issuance of common stock for payment of Series F-2 preferred dividends	120,284
Issuance of common stock for payment of interest	417,879
Issuance of common stock to consultants	800,000
Conversion of Series E preferred stock to common stock	20,000
Conversion of Series F preferred stock to common stock	200,000
Conversion of Series F-2 preferred stock to common stock	60,000
Total common stock issued during the year ended December 31, 2023	5,509,386

Number of Shares

Issuance of common stock in private placement offerings	7,448,721
Issuance of common stock for payment of Series D preferred dividends	248,858
Issuance of common stock for payment of Series E preferred dividends	625,511
Issuance of common stock for payment of Series F preferred dividends	450,179
Issuance of common stock for payment of Series F-2 preferred dividends	235,544
Conversion of Series F preferred stock to common stock	100,000
Issuance of common stock for payment of interest	1,116,709
Issuance of common stock to consultants	800,000
Total common stock issued during the year ended December 31, 2024	11,025,522

Summary table of common stock transactions:
Shares outstanding at December 31, 2022	48,595,715
Common shares issued during the year ended December 31, 2023	5,509,386
Shares outstanding at December 31, 2023	54,105,101
Common shares issued during the year ended December 31, 2024	11,025,522
Shares outstanding at December 31, 2024	65,130,623

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. At December 31, 2024 and 2023, there were 286 shares outstanding with a conversion price of $0.13 per share, subject to customary adjustments, including for any accrued but unpaid dividends and pursuant to certain anti-dilution provisions, as set forth in the Series C certificate of designations. The conversion price will automatically adjust downward to 80% of the then-current market price of the Company’s common stock 15 trading days after any reverse stock split of the Company’s common stock, and 5 trading days after any conversions of the Company’s outstanding convertible debt.

Holders of the Series C Preferred Stock are entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of December 31, 2024 and 2023. Upon conversion of the Series C Preferred Stock prior to the Dividend End Date, the Company will also pay to the converting holder a “make-whole payment” equal to the number of unpaid dividends through the Dividend End Date on the converted shares. At December 31, 2024 and 2023, the “make-whole payment” for a converted share of Series C Preferred Stock would convert to 200 shares of the Company’s common stock.

The Series C Preferred Stock generally has no voting rights except as required by Delaware law. Upon the Company’s liquidation or sale to or merger with another corporation, each share will be entitled to a liquidation preference of $1,000, plus any accrued but unpaid dividends.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 1,049.25 shares were issued and outstanding at December 31, 2024 and 2023. The C1 Convertible Preferred Stock has a conversion price of $0.13 per share.

The Series C1 Preferred Stock has terms that are substantially the same as the Series C Preferred Stock, except that the Series C1 Preferred Stock does not pay dividends (unless and to the extent declared on the common stock) or at-the-market “make-whole payments” and, while it has some of the same anti-dilution protections afforded the Series C Preferred Stock, it does not automatically reset in connection with a reverse stock split or conversion of our outstanding convertible debt.

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Convertible Preferred Stock, including the chairman of the Company’s board of directors, the former Chief Operating Officer (now the Chief Executive Officer) and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Convertible Preferred Stock. In total, for 3,262.25 shares of Series C1 Convertible Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Convertible Preferred Stock. At December 31, 2024 and December 31, 2023, there were 2,700 shares outstanding, each with a conversion price of $0.13 per share.

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

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 438 of which remained outstanding as of December 31, 2024 and December 31, 2023. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

Each share of Series D Preferred is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series D Certificate of Designation (the “Series D Conversion Price”). The conversion of Series D Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series D Preferred. If the average of the VWAPs (as defined in the Series D Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series D Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series D Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. During the years ended December 31, 2024, and 2023 the Company issued 248,858 and 151,347 shares of common stock for payment of accrued Series D Preferred Stock dividends, respectively. As of December 31, 2024 and 2023, the Company had accrued dividends for the Series D Preferred Stock of $8,360.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 of which remained outstanding as of December 31, 2024 and 2023. During year ended December 31, 2020, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series E Investors”) pursuant to all obligations under the Series E Certificate of Designation. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. The stated value and liquidation preference on the Series E Preferred Stock is $1,736.

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

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, at the option of the Company, shares of common stock. During the years ended December 31, 2024 and 2023, the Company issued 625,511 and 378,294 shares of common stock for payment of accrued Series E Preferred Stock dividends, respectively. During the year ended December 31, 2023, the Company issued 20,000 shares of common stock for the conversion of 5 shares of Series E Convertible Preferred Stock. As of December 31, 2024 and 2023, the Company had accrued dividends of $30,272 for the Series E Preferred Stock.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 981 and 1,006 of which remained outstanding as of December 31, 2024 and 2023, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the years ended December 31, 2024 and 2023, the Company issued 450,179 and 233,308 shares of common stock for the payment of annual Series F Preferred Stock dividends, respectively. During the year ended December 31, 2024, the Company issued 100,000 shares of common stock for the conversion of 50 shares of Series F Convertible Preferred Stock. During the year ended December 31, 2023, the Company issued 200,000 shares of common stock for the conversion of 50 shares of Series F Convertible Preferred Stock. As of December 31, 2024 and 2023, the Company had accrued dividends for Series F preferred shares of $44,799 and $46,108, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 520 of which were issued and outstanding as of December 31, 2024 and 2023. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the years ended December 31, 2024 and 2023, the Company issued 235,544 and 120,284 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends, respectively. During the year ended December 31, 2023, the Company issued 60,000 shares of common stock for the conversion of 15 shares of Series F-2 Preferred Stock. As of December 31, 2024 and 2023, the Company had accrued dividends for Series F-2 preferred shares of $23,518 and $23,579, respectively.

Series G Convertible Preferred Stock

During January 2021, the board designated 1,000 shares of preferred stock as Series G Convertible Preferred Stock, none of which remained outstanding as of December 31, 2024 and 2023. The Series G Convertible Preferred Stock had a mandatory redemption feature and was fully redeemed prior to January 1, 2022.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the year ended December 31, 2024 and 2023:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2022	35,586,980	$0.46
Warrants issued	8,782,730	$0.22
Warrants cancelled/expired	(9,545,200)	$0.30
Warrants exchanged	(3,257,200)	$0.25
Warrants exercised	(2,982,730)	$0.15
Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	10,151,388	$0.19
Warrants cancelled/expired	(1,561,500)	$0.44
Outstanding, December 31, 2024	37,174,468	$0.42

Warrants Issued in 2024

During the year ended December 31, 2024, the Company issued 1,800,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

During the year ended December 31, 2024, the Company issued 827,667 warrants in conjunction with the issuances of notes payable totaling $350,000 to unaffiliated third parties and 75,000 warrants in conjunction with issuances of $75,000 of notes payable to board members. See Note 7, “Notes Payable” and Note 9, “Related Party Debt” for additional details on the warrants issued with debt.

During the year ended December 31, 2024, the Company issued 3,333,335 warrants in connection with the private placement offering that closed on September 23, 2024, 1,666,677 of which were issued to one of our board members, a related party. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions before allocating the total proceeds from the offering to the common stock and warrants issued:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.5%
Dividend yield	0.0%

During the year ended December 31, 2024, the Company issued 4,115,386 warrants in connection with the private placement offering that closed on December 18, 2024, 1,615,385 of which were issued to one of our board members, a related party. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions before allocating the total proceeds from the offering to the common stock and warrants issued:

Expected term (years)	4.0
Volatility	396.6%
Risk-free interest rate	4.4%
Dividend yield	0.0%

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

On May 14, 2023, the Compensation Committee of the Company’s Board of Directors also approved the issuance of 4,000,000 common stock warrants to Mark Faupel, 2,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter from the U.S. Food and Drug Administration for the LuViva Advanced Cervical Scan and 1,500,000 of which will be vested upon receipt by the Corporation of an Approval Letter or equivalent from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan. The warrants, which have a strike price of $0.40, will expire five years after they are exercisable with a maximum term of 10 years from issuance. As of December 31, 2024, the Company has concluded it is not probable that the performance conditions related to the warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.

During the year ended December 31, 2023, the Company issued 1,800,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

During the year ended December, 2023, the Company entered into various agreements with holders of the Company’s $0.25 strike price warrants, pursuant to which each holder separately agreed to exchange 1,025,000 common stock warrants with a strike price of $0.25 for 973,750 common stock warrants with a strike price of $0.20. The Company received approximately $194,750 from the holders for the exercise of the 973,750 warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $65,296.

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

During the year ended December 31, 2023, management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	2.9
Volatility	241.2%
Risk-free interest rate	3.3%
Dividend yield	0.0%

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. As of December 31, 2024, shares available for issuance under the Plan were 116,364.

The following tables summarize the Company’s stock option activity and related information for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2022	1,500,000	$0.49	7.5 years	$-
Options granted	1,025,000	$0.26
Options forfeited	(186,364)	$0.31
Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options exercisable as of December 31, 2023	1,811,364	$0.45	5.9 years	$-
Options granted	545,000	$0.12
Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$16,350
Options exercisable as of December 31, 2024	2,266,023	$0.40	5.6 years	$5,202

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of December 31, 2024 and the exercise price, multiplied by the number of options. As of December 31, 2024, there was $109,496 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 1.7 years. The weighted-average fair value of awards granted was $0.12 and $0.26 during the years ended December 31, 2024 and 2023, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. During the years ended December 31, 2024 and 2023, the Company recognized expense for stock options of $80,155 and $235,980, respectively.

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

The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the year ended December 31, 2024:

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

The Black-Scholes option pricing model and the following weighted-average assumptions were used to estimate the fair value of awards granted during the year ended December 31, 2023:

Expected term (years)	10.0
Volatility	366.4%
Risk-free interest rate	3.8%
Dividend yield	-

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

As of December 31, 2024, and 2023, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this lease was $109,404 for the years ended December 31, 2024 and 2023. The below table presents total operating lease right-of-use assets and lease liabilities as of December 31, 2024 and 2023:

	(in thousands)
	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$141	$227
Operating lease liabilities	$155	$246

The table below presents the maturities of operating lease liabilities as of December 31, 2024:

(in thousands)
Operating
Leases
2025	118
2026	50
Total future lease payments	168
Less: discount	(13)
Total lease liabilities	$155

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of December 31, 2024 and December 31, 2023

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (years)	1.4	2.4
Weighted average discount rate	11.4%	11.4%

Related Party Contracts

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. See Note 9, “Related Party Debt” for additional details.

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and were subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As of December 31, 2024, unrecognized consulting expense associated with the agreement was nil and 2,500,000 of the warrants have been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

During the year ended December 31, 2023, the Company entered into an agreement with Mr. Blumberg to exchange 875,000 of his outstanding warrants for 831,250 warrants with a strike price of $0.20, which were exercised during the first quarter of 2023.

During the year ended December 31, 2023, the Company entered into agreements with Mr. Blumberg and Lee Bowles, who were holders of 2,232,200 common stock warrants with a strike price of $0.25. The parties agreed to exchange their warrants for 2,008,980 common stock warrants with a strike price of $0.12 and a contractual term of 5 days. During November 2023, the Company received approximately $241,078 from the holders and issued 2,008,980 common shares upon exercise of the warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $33,676.

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

During the years ended December 31, 2024 and 2023, the Company issued 1,800,000 warrants to Mr. Blumberg pursuant to the agreement, and recognized expense of nil and $740,517, respectively. Total unrecognized expense for the warrants was nil as of December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company issued 800,000 shares of common stock and recognized $17,889 and $104,844 of expense for the shares of common stock issued and due to Mr. Blumberg, respectively.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. As of December 31, 2024, the deadline to achieve the stock price of $1.50 has passed and the second and third tranche of warrants will therefore not be issued.

Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction. Subsequently, the agreement was amended to extend the term of the agreement to September of 2024. On November 1, 2024, the Company entered into a new consulting agreement with Ironstone Capital Corp., pursuant to which the Company agreed to pay $2,500 per month for continued advisory and consulting services, for a term of six months.

The Company estimated the fair value of the first tranche warrants issued in September 2022 using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	2.0
Volatility	173.0%
Risk-free interest rate	3.4%
Dividend yield	0.0%

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of December 31, 2024.

The Company estimated the fair value of the second tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	1.0
Volatility	144.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the second tranche of warrants of nil and $79,216 during the years ended December 31, 2024 and 2023, respectively. Unrecognized expense for the second tranche of warrants was nil as of December 31, 2024.

The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the third tranche of warrants of $41,242 and $61,863 during the years ended December 31, 2024 and 2023, respectively. Unrecognized expense for the third tranche of warrants was nil as of December 31, 2024.

Other Commitments

On July 24, 2019, the Company agreed to grant Shandong Yaohua Medical Instrument Corporation (“SMI”) (1) exclusive manufacturing rights, excepting the disposable cervical guides for the Republic of Turkey, and the final assembly rights for Hungary, and (2) exclusive distribution and sales for LuViva in jurisdictions, subject to the terms and conditions described below.

First, SMI shall complete the payment for parts, per the purchase order, for five additional LuViva devices. Second, in consideration for the $885,144 that the Company received, SMI will receive 12,147 shares of common stock. Third, SMI shall honor all existing purchase orders it has executed to date with the Company, in order to maintain jurisdiction sales and distribution rights. If SMI needs to purchase cervical guides, then it will do so at a cost including labor, plus ten percent markup. The Company will provide 200 cervical guides at no cost for the clinical trials. Fourth, the Company and SMI will make best efforts to sell devices after NMPA approval. With an initial estimate of year one sales of 200 LuViva devices; year two sales of 500 LuViva devices; year three sales of 1,000 LuViva devices; and year four sales of 1,250 LuViva devices. Fifth, SMI shall pay for entire costs of securing approval of LuViva with the Chinese FDA. Sixth, SMI shall arrange, at its sole cost, for a manufacturer in China to build tooling to support manufacturing. In addition, SMI retains the right to manufacture for China, Hong Kong, Macau and Taiwan, where SMI has distribution and sales rights. For each single-use cervical guide sold by SMI in the jurisdictions, SMI shall transfer funds to escrow agent at a rate of $1.90 per device chip. If within 18 months of the license’s effective date, SMI fails to achieve commercialization of LuViva in China, SMI shall no longer have any rights to manufacture, distribute or sell LuViva. Commercialization is defined as: filing an application with the Chinese FDA for the approval of LuViva; any assembly or manufacture of the devices or disposables that begins in China; and purchase of at least 10 devices and disposables for clinical evaluations and regulatory use and or sales in the jurisdictions.

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

Under the terms of the agreement, the Handheld Unit and Base Unit constitute an Instrumentation Package or “IP”. An IP and mobile cart with a monitor constitute a fully functional LuViva device ready for sale. SMI will be responsible for the manufacture of the mobile carts that house the IPs and the display monitor. All active purchase orders will be revised to include 100 IPs to be provided by the Company to SMI and/or its distribution partners to meet expected demand for the end of 2024 and 2025, as summarized below:

1.	Forty-seven (47) of the 100 IPs will be provided by the Company to SMI, at an approximate price of $1,351,250; The number of IPs may be reduced if the full payment is delayed beyond the end of 2024.
2.	Thirty-five (35) of the 100 IPs will be provided by the Company to SMI or to one of SMI’s distributors, at a total price of $700,000.
3.	Eighteen (18) of the 100 IPs will be provided to SMI at no additional charge, beyond what has already been paid by SMI.

To meet demand for the remainder of 2024 and for the first half of 2025, SMI agreed to purchase a minimum of 500,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. To meet demand for the second half of 2025, SMI agreed to purchase an additional 100 IPs and 1,000,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. SMI agreed to pay a minimum of $400,000 to the Company prior to December 31, 2024, to cover additional components, devices and costs incurred by the Company. On January 3, 2025, after confirming with SMI that no payment was forthcoming, the Company notified SMI in writing that the failure to make this payment constituted a breach of the October 21, 2024 Agreement. A second non-monetary breach also was identified in the Company’s correspondence to SMI. SMI informed the Company that it intended to cure the monetary breach and the Company agreed to negotiate a partial settlement by April 1, 2025.

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

Tariffs imposed and/or publicly contemplated by the U.S. government in the first quarter of 2025, particularly as to China, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. The countries in which our products will be manufactured or imported may from time to time impose additional quotas, duties, tariffs or other restrictions on our imports or adversely modify existing restrictions. It is unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we manufacture and sell products or any resulting negative sentiments towards the United States could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

7. NOTES PAYABLE

Short-term Promissory Notes

On June 28, 2024, the Company issued a promissory note totaling $100,000 to an unaffiliated third party. The promissory note matures on January 1, 2025 and will accrue total interest of $10,000. Monthly payments of $20,000 are due on the note, beginning August 1, 2024 until December 1, 2024, while the interest payment is due on or before January 1, 2025. As of December 31, 2024, the remaining amount due was nil. The holder of the promissory note also received 100,000 common stock purchase warrants, which will have an exercise price of $0.25 and will expire on July 1, 2028. The warrants, which had an estimated fair value of $11,998, were recorded based on the relative fair value as a discount on the note payable. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	389.2%
Risk-free interest rate	4.4%
Dividend yield	0.0%

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. The promissory note matures on February 1, 2025 and will accrue total interest of $5,000. Monthly payments of $10,000 are due on the note, beginning September 1, 2024 until January 1, 2025, while the interest payment is due on or before February 1, 2025. As of December 31, 2024, the remaining amount due of $10,000 is presented in “Short-term notes payable” within the consolidated balance sheet. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028. The warrants, which had an estimated fair value of $6,329, were recorded based on the relative fair value as a discount on the note payable. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.9%
Dividend yield	0.0%

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6.0% per annum, matures on May 5, 2028. The total principal balance of the promissory note was $71,162 as of December 31, 2024, of which $24,000 is included in “Short-term notes payable” on the consolidated balance sheets and $47,162 is included in “Long-term notes payable.”

Insurance Policy Financing

On July 4, 2024, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,556. Monthly payments of $12,025 are due on the note, including interest incurred at a rate of 8.8%. The note, which matures on May 4, 2025, had an outstanding balance of $59,255 as of December 31, 2024.

On July 4, 2023, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,073. Monthly payments of $12,041 were due on the note, including interest incurred at a rate of 7.9%. The note, which matured on May 4, 2024, had an outstanding balance of nil and $59,422 as of December 31, 2024 and December 31, 2023, respectively.

The following tables summarize notes payable (in thousands):

	Notes Payable (in thousands)

	December 31, 2024	December 31, 2023
Short-term promissory notes	$10	$-
Deferred compensation note	71	-
Insurance policy financing	59	59
Debt discount	(1)	-
Total	139	59

Less: Current portion of notes payable	(92)	(59)
Total long-term notes payable	$47	$-

Future debt obligations at December 31, 2024 for notes payable are as follows:

Year	Amount (thousands)
2025	92
2026	24
2027	23
Total	$139

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

At December 31, 2024 and December 31, 2023, the balance due on the 10% Senior Unsecured Convertible Debentures was $1,130,000 and total accrued interest was $103,960 and $58,494, respectively. After the May 17, 2024 maturity date, the debt went into default and the interest rate increased to the default rate of 18.0%. The bond payable discount and unamortized debt issuance costs as of December 31, 2024 and December 31, 2023 are presented below (in thousands):

	December 31, 2024	December 31, 2023
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Unamortized debt issuance costs	-	(12)
Debt discount	-	(38)
Senior Unsecured Convertible Debenture	$1,130	$1,080

As of December 31, 2024, the balance of the Senior Unsecured Convertible Debentures is included in “Short-term convertible debt in default” within the consolidated balance sheets. As of December 31, 2023, the balance of the Senior Unsecured Convertible Debentures is included in “Short-term convertible notes payable” within the consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Convertible promissory notes	$330	$25
Unamortized debt issuance costs	(3)	-
Debt discount	(196)	-
Convertible promissory notes	$131	$25

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

On June 11, 2024, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending (together with the July 22, 2024 note, the “Notes”). The convertible note issued to Diagonal Lending had a total principal balance of $100,050 and an original issue discount of $13,050. The note, which will accrue total interest of $14,007, will mature on April 15, 2025. A payment of $57,029 was due on the note on December 15, 2024. The remaining balance due, including accrued interest, will be paid in monthly payments of $14,257 from January 15, 2025 through April 15, 2025. The note may be prepaid within 120 days of issuance for a discount of 2.0 -3.0 % of the principal and accrued interest due. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

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

At December 31, 2024, the balance due on the Notes was $115,681 and is presented net of total unamortized debt discounts and debt issuance costs of $16,423 within “Short-term convertible debt, net of discounts” on the consolidated balance sheet. Total accrued interest as of December 31, 2024 was $7,518.

Flynn D. Case Living Trust Convertible Note

On October 10, 2024, the Company issued a promissory note totaling $200,000 to Flynn D. Case Living Trust, an unaffiliated third party (the “Holder”). The promissory note had a maturity date of October 10, 2025 and accrued interest at a rate of 12.0% per annum. Monthly payments of $20,000 were due on the note, beginning November 30, 2024 until August 31, 2025, while the interest payment was due on or before October 10, 2025. If not repaid by the maturity date, the unpaid balance of the note accrued interest at a rate of 16.0% per annum. With the Holder’s permission, the promissory note may be prepaid in full or in part without penalty or premium. The Holder also received 667,667 common stock purchase warrants, which have an exercise price of $0.25 and will expire on October 9, 2028. The warrants, which had an estimated fair value of $109,356, were recorded based on relative fair value as a discount on the note payable. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	398.8%
Risk-free interest rate	3.9%
Dividend yield	0.0%

On December 5, 2024, the Company amended the payment terms of the convertible promissory note. In accordance with the amended agreement, payments of $75,000 plus accrued interest will be due on June 4, 2025 and December 4, 2025. The note will mature on June 4, 2026, upon which a final payment of $50,000 plus all accrued interest will be due. The Holder will have an option to convert the principal and accrued interest due on each payment date to common stock at the following conversion prices:

•	$75,000 plus interest accrued through June 4, 2025 may be converted at a price equal to the lower of $0.25 or a 25.0% discount on the average 10-day VWAP of the common stock immediately prior to the conversion date;

•	$75,000 plus interest accrued through December 4, 2025 may be converted at a price equal to the lower of $0.50 or a 20.0% discount on the average of the 10-day VWAP of the common stock immediately prior to the conversion date; and

•	$50,000 plus interest accrued through June 4, 2026 may be converted at a price equal to the lower of $0.75 or a 15.0% discount on the average of the 10-day VWAP of the common stock immediately prior to the conversion date.

The Company assessed the embedded conversion features and determined that they are not considered clearly and closely related to the host note and therefore meet the definition of derivatives. Therefore, these embedded conversion features are required to be bifurcated from the note and accounted for separately as a derivative liability. The Company estimated the fair value of the derivative liabilities on the date the amendment was executed and recorded them as discounts that net against the convertible note. The Company is required to remeasure the derivative liabilities to their then fair values at each subsequent balance sheet date, through an adjustment to current earnings (see Note 11 for further details on the Company’s fair value measurement).

At December 31, 2024, the balance due on the convertible promissory note was $200,000 and is presented net of total unamortized debt discounts of $183,176, of which $2,583 is included in “Short-term convertible debt, net of discounts” and $14,241 is included in “Long-term convertible debt, net of discounts” on the consolidated balance sheets. Total accrued interest as of December 31, 2024 was $1,733.

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

The total outstanding balance of the convertible note was $15,000 and $25,000 as of December 31, 2024 and December 31, 2023, respectively. The balances are included within “Short-term convertible debt” on the consolidated balance sheets. Total accrued interest on the Auctus convertible note was $116,412 and $121,995 as of December 31, 2024 and December 31, 2023, respectively.

9.  RELATED PARTY DEBT

Short-Term Notes Payable Due to Related Parties

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. The promissory notes mature in the third quarter of 2025, at which time the principal and accrued interest payments are due in full. The promissory notes accrue interest at a rate of 9.0%. The holders of the promissory notes also received 75,000 common stock purchase warrants, which have exercise prices of $0.25 and will expire four years after issuance. The warrants, which had an estimated fair value of $8,800, were recorded as a discount on the notes payable. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term (years)	4.0
Volatility	397.1%
Risk-free interest rate	3.9%
Dividend yield	0.0%

Total accrued interest on the promissory notes was $2,817 as of December 31, 2024. The outstanding principal and associated debt discounts as of December 31, 2024 and December 31, 2023 are presented below (in thousands):

	December 31, 2024	December 31, 2023
Short-term promissory notes	$75	$-
Debt discount	(5)	-
Short-term notes payable due to related parties	$70	$-

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

The tables below summarize the outstanding balance of debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2022	48
Balance outstanding at December 31, 2022	$170

Interest accrued during the year ended December 31, 2023	9
Balance outstanding at December 31, 2023	$179

Interest accrued during the year ended December 31, 2024	10
Balance outstanding at December 31, 2024	$189

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2022	78
Balance outstanding at December 31, 2022	$297

Payments on outstanding debt	(25)
Interest accrued during the year ended December 31, 2023	15
Balance outstanding at December 31, 2023	$287

Interest accrued during the year ended December 31, 2024	15
Balance outstanding at December 31, 2024	$302

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

During the years ended December 31, 2024 and 2023, Mr. Fowler forgave $65,095 and $69,274 of the outstanding balance of deferred compensation, respectively. As of December 31, 2024, Mr. Fowler may forgive up to $64,240 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt and were recorded as a gain. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of December 31, 2024, the outstanding principal amount owed on the note was $43,895, of which $41,489 is included in “Current portion of long-term debt, related parties” and $2,406 is included in “Long-term debt, related parties.” As of December 31, 2023, the outstanding principal amount owed on the note was $82,945, of which $39,090 is included in “Current portion of long-term debt, related parties” and $43,855 is included in “Long-term debt, related parties.”

Future debt obligations at December 31, 2024 for debt owed to related parties is as follows:

Year	Amount (thousands)
2025	607
2026	2
Total	$609

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

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the year ended December 31, 2024 and 2023, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At December 31, 2024 and 2023, these instruments were convertible into 86,687,248 and 76,550,947 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	December 31,
	2024	2023

Net loss	(2,591)	(3,759)
Basic weighted average number of shares outstanding	57,339	51,131
Net loss per share (basic)	(0.05)	(0.07)
Diluted weighted average number of shares outstanding	57,339	51,131
Net loss per share (diluted)	(0.05)	(0.07)

11. FAIR VALUE MEASUREMENTS

The convertible notes payable derivative liabilities are considered Level 3 measurements, due to the significant unobservable inputs in the valuation, which are based on a forecast of the Company’s future stock performance and, as the note payable is contingently convertible upon an event of default, management’s estimate of the likelihood and timing of conversion.

Based on the terms and provisions of the convertible notes payable, management built a pricing simulation that predicts the Company’s future stock prices using historical volatility. Our model is designed to utilize the Company’s best estimates of the timing and likelihood of a conversion of the notes payable to calculate the variable conversion price as of the future conversion date.

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual terms of the convertible note agreements.
•	The probability and timing of potential conversions are based on management’s best estimate of the future settlements of the convertible notes.

The following table presents the fair value of the bifurcated conversion options as of December 31, 2024:

	Fair Value at December 31, 2024 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$118	$118

Total short-term liabilities at fair value	$-	$-	$118	$118

Derivative financial instruments and changes thereto recorded in the years ended December 31, 2024 and 2023 are presented below:

	Year Ended December 31,
	2024	2023

Fair value, beginning of period	$-	$(5)
Inception of derivative liability	100	-
Change in fair value of beneficial conversion features	18	5

Fair value, end of period	$118	$-

12. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) since inception. As of December 31, 2024, the company had NOL carryforwards available through 2038 of approximately $48.6 million to offset its future income tax liability. The company has recorded deferred tax assets but reserved against, due to uncertainties related to utilization of NOLs as well as calculation of effective tax rate. Utilization of existing NOL carryforwards may be limited in future years based on significant ownership changes. The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of NOL. NOL carryforwards that were generated after 2017 of approximately $15.3 million may only be used to offset 80% of taxable income and are carried forward indefinitely.

Components of deferred taxes are as follows at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Warrants	$861	$851
Accrued executive compensation	277	253
Reserves and other	205	221
Stock options	257	237
Net operating loss carryforwards	15,965	16,396
Total deferred tax assets:	17,565	17,958
Valuation allowance	(17,565)	(17,958)
Net deferred tax assets	$-	$-

The following is a summary of the items that caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2024 and 2023:

	2024	2023
Statutory federal tax rate	21%	21%
State taxes, net of federal benefit	4%	4%
Nondeductible expenses	-	-
Valuation allowance	-25%	-25%
Effective tax rate	0%	0%

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2024 and 2023, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2024.

The Company files federal income tax returns and income tax returns in various state tax jurisdictions with varying statutes of limitations. The Company has filed its 2023 federal and state corporate tax returns.

The total provision for income taxes as of December 31, 2024 and 2023 was as follows:

	2024	2023
Current	$-	$-
Deferred	-	-
Deferred provision (credit)	(392)	872
Change in valuation allowance	392	(872)
Total provision for income taxes	$-	$-

In 2024 and 2023, our effective tax rate differed from the U.S. federal statutory rate due to the valuation allowance over our deferred tax assets.

13. SEGMENT REPORTING

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment. The Company’s principal decision maker is the Chief Executive Officer and acting Chief Financial Officer. Management believes that its business operates as one reportable segment because: a) the Company measures profit and loss as a whole; b) the principal decision maker does not review information based on any operating segment; c) the Company does not maintain discrete financial information on any specific segment; d) the Company has not chosen to organize its business around different products and services, and e) the Company has not chosen to organize its business around geographic areas. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

14. SUBSEQUENT EVENTS

Private Placement Offering

On March 18, 2025, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with certain institutional investors, including John Imhoff and Michael James, members of the Company’s Board of Directors, for the purpose of raising $257,102 in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 2,571,023 units, each unit consisting of one share of common stock and one warrant to purchase up to 2,571,023 shares of common stock (the “March Warrants”). The purchase price per unit was $0.10. The March Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share.

In connection with the March Purchase Agreement, the Company entered into an exchange agreement with Dr. Imhoff, whereby Dr. Imhoff agreed to exchange a $25,000 note payable and accrued interest of $1,307 for 263,069 units as described above. Additionally, the Company entered into an exchange agreement with Mr. James, whereby Mr. James agreed to exchange a $25,000 note payable and accrued interest of $1,295 for 262,945 units as described above.

C-1 and C-2 Preferred Stock Exchanges

On March 3, 2025, the Company entered into exchange agreements with certain accredited investors, including Mark Faupel and John Imhoff, members of the Company’s board of directors, to exchange 675 shares of Series C-1 Preferred Stock and 2,700 shares of Series C-2 Preferred stock into 6,750,000 shares of common stock.

Common Stock Issued

Subsequent to December 31, 2024, the Company issued (1) 2,258,690 common shares to Dr. Imhoff for the conversion of 286 Series C Preferred shares, (2) 1,350,000 common shares to an accredited investor for the conversion of 675 Series C-1 Preferred shares, (3) 5,400,000 common shares to Dr. Faupel and Dr. Imhoff for the conversion of 2,700 Series C-2 Preferred shares , (4) 1,050,000 common shares to Dr. Imhoff and an accredited investor for the conversion of 350 Series D Preferred shares and (5) 100,000 shares for the conversion of 25 Series F-2 Preferred shares.

Subsequent to December 31, 2024, the Company issued (1) 51,555 shares of common stock for the payment of Series D Preferred Stock dividends, (2) 48,668 for the payment of Series E Preferred Stock dividends and (3) 7,035 shares of common stock for the payment of Series F-2 Preferred Stock dividends.

Other Subsequent Events

On March 7, 2025, the Company amended the terms of the promissory note held by Mark Faupel. Under the terms of the new agreement, the promissory note will mature on February 18, 2026.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Gene Cartwright, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of December 31, 2024, due to the existence of material weaknesses in our internal control over financial reporting, described below, that we have yet to fully remediate.

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

Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2024, due to the existence of the material weaknesses described below:

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

There were no changes to the Company’s internal controls over financial reporting occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

 PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers are elected by and serve at the discretion of our board of directors. The following table lists information about our directors and executive officers:

Name	Age	Position with Guided Therapeutics
Mark Faupel, Ph.D.	68	Chief Executive Officer, President, Acting Chief Financial Officer, Chief Operating Officer and Director
Michael C. James	65	Chairman and Director
Richard P. Blumberg	67	Director
John E. Imhoff, M.D.	74	Director
Alan Grujic	56	Director

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

Michael C. James has served as a member of our Board of Directors since March 2007 and as Chairman of the Board since October 2013. Mr. James is currently employed as the Chief Financial Officer of LuxUrban Hotels Inc. since June 2024. Mr. James was a founder of Edible Garden AG Incorporated and served as Chief Financial Officer and a director from March 2020 until January 2024. Mr. James previously served as Chief Financial Officer of Unrivaled Brands, Inc. (formerly Terra Tech) from February 2012 to March 2020. In addition to this role, Mr. James served as the Chief Executive Officer and Chief Financial Officer of Inergetics, Inc. from June 2012 until January 2016. Previously, Mr. James served as Chief Executive Officer of Nestor,the Inc. (“Nestor”), where he successfully completed a financial restructuring of Nestor prior to its sale in September 2009 from the Receiver’s Estate in Superior Court of the State of Rhode Island. He also served on Nestor’s Board of Directors from 2006 to 2009. Mr. James was the Managing Partner of Kuekenhof Capital Management, LLC, a private investment management company, from 1999 to 2015. During his career, Mr. James has served as a Partner at Moore Capital Management, Inc., a premiere private investment management company; Chief Financial and Administrative Officer at Buffalo Partners, L.P., a private investment management company; and Treasurer and Chief Financial Officer of National Discount Brokers. Mr. James began his career in 1980 as a staff accountant with EisnerAmper, LLP. Mr. James is a retired CPA. Mr. James received a B.S. degree in Accounting from Fairleigh Dickinson University in 1980.

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

Alan Grujic was appointed to serve as a member of our Board of Directors in March 2023. Mr. Grujic earned a bachelor’s degree in electrical engineering from the University of Toronto and an MBA with a concentration in finance from the University of British Columbia. After commencing his engineering career at CAMI Automotive (Ingersoll, Ontario), Mr. Grujic began a new career in capital markets finance where he was promoted to Director at TD Bank from 1994 to 2002. While in this role, he was stationed in various cities including Toronto, London, and Tokyo. In 2002, Mr. Grujic co-founded and was a managing partner of Infinium Securities, a company which was a large participant in the U.S. and European financial markets, and, at times, was the top equity trader in Canada. In 2012, Mr. Grujic founded Galiam Capital, a hedge fund that raised most of its capital from several large financial institutions. This fund was the largest new quantitative fund launch in 2012. From 2018 to 2022, Mr. Grujic served as Managing Partner and Chief Executive Officer of All of Us Financial, which he sold to a large publicly listed fintech company in 2021. More recently he founded Silvertrain AI in January 2024 which focuses on consulting in service of the commercial real estate industry's AI transformation, and in February 2025 co-founded Real Asset Industries which is acquiring and developing active adult multi-family real estate projects.

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

Based solely on our review of the copies of these forms received by us, we believe that, with respect to fiscal year 2024, our officers and directors were in compliance with all applicable filing requirements.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table lists specified compensation we paid or accrued during each of the fiscal years ended December 31, 2024 and 2023 to the Chief Executive Officer and the Chief Operating Officer, collectively referred to as the “named executive officers.” On March 3, 2023, Dr. Gene Cartwright notified the Board of Directors the Company of his intent to retire from his position as President and Chief Executive Officer of the Company and as a member of the Board. Mark Faupel was appointed by the Corporation’s Board as President and Chief Executive Officer on March 10, 2023.

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

The below table reflects the updated roles and total compensation paid to the named executive officers for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)		Option and Warrant Awards ($)		Other ($)		Total ($)
Mark Faupel, Ph.D. - Chief Executive Officer, President, Acting Chief Financial Officer, Director and Former Chief Operating Officer	2024	200,000	(1)	12,000	(2)	6,773	(5)	218,773
	2023	137,333	(1)	732,580	(3)	19,389	(5)	889,302
Gene S. Cartwright, Ph.D. - Former Chief Executive Officer, President, Acting Chief Financial Officer and Director	2024	-		-		-		-
	2023	2,000	(2)	59,216	(4)	-		61,216

(1)

From January - April 2023, Dr. Faupel was owed $1,000 per month in compensation. Beginning May 2023, Dr. Faupel is owed $16,667 per month as compensation. Mr. Faupel was paid $44,929 during 2024; the remaining balance of his compensation has been deferred.

(2)	During 2022 and through February 2023, Mr. Cartwright was owed $1,000 per month in compensation, which has been deferred and is unpaid.

36

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

(5)	Other compensation is related to health insurance benefits.

Outstanding Equity Awards to Officers at December 31, 2024

Name and Principal Position	Number of Securities Underlying Vested Options and Warrants	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Mark Faupel, Ph.D. - Chief Executive Officer, President, Acting Chief Financial Officer, Director and Former Chief Operating Officer	4,572,727	127,273	0.27	11/17/28

Outstanding Equity Awards to Directors at December 31, 2024

Name and Principal Position	Number of Securities Underlying Vested Options	Number of Securities Underlying Unvested Options	Weighted-Average Exercise Price	Weighted-Average Expiration Date
Michael C. James, Chairman and Director	152,273	97,727	0.25	02/26/33
John E. Imhoff, M.D., Director	152,273	97,727	0.25	02/26/33
Alan Grujic, Director	100,000	100,000	0.20	11/05/33

Equity Compensation Policy

While we do not have a formal written policy in place with regard to the timing of certain equity awards in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice generally to grant initial equity awards to our officers and non-employee directors in connection with their hiring or appointment to the Board, as applicable. We generally intend to issue equity awards to our officers at approximately the same time each year, typically in close proximity to the first regularly scheduled meeting of our Compensation Committee each fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables list information regarding the beneficial ownership of our equity securities as of March 18, 2025 by (1) each person whom we know to beneficially own more than 5% of the outstanding shares of our common stock, (2) each director, (3) each officer named in the summary compensation table below, and (4) all directors and executive officers as a group. Unless otherwise indicated, the address of each officer and director is 5835 Peachtree Corners East, Suite B, Peachtree Corners, Georgia 30092.

	Common Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage
Blumberg, Richard (10)	14,731,909	17.13%
Grujic, Alan (11)	1,916,062	2.42%
Faupel, Mark (12)	5,926,361	7.13%
Imhoff, John (13)	24,364,318	28.89%
James, Michael (14)	1,331,845	1.69%
DRG Services, LLC (15)	4,538,462	5.62%
Grimm, Frederick (16)	5,136,782	6.35%
K2 Medical LLC (17)	2,568,836	3.22%
Auctus (18)	13,857,885	15.93%
GPB Holdings (19)	9,135,152	11.72%
Flynn D. Case Living Trust (20)	5,954,217	7.41%
All directors and executive officers as a group (5 persons) (21)	48,270,495	48.45%

	Series D Preferred Stock (6)		Series E Preferred Stock (7)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	-	-	233	26.39%
Grujic, Alan (11)	-	-	50	5.66%
Faupel, Mark (12)	38	43.18%	-	-
Imhoff, John (13)	-	-	-	-
James, Michael (14)	-	-	-	-
DRG Services, LLC (15)	-	-	-	-
Grimm, Frederick (16)	-	-	-	-
K2 Medical LLC (17)	-	-	-	-
Auctus (18)	-	-	105	11.89%
GPB Holdings (19)	-	-	-	-
Flynn D. Case Living Trust (20)
All directors and executive officers as a group (5 persons) (21)	38	43.18%	433	49.04%

	Series F Preferred Stock (8)		Series F-2 Preferred Stock (9)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Blumberg, Richard (10)	260	26.50%	88	17.43%
Grujic, Alan (11)	-	-	-	-
Faupel, Mark (12)	-	-	97	19.21%
Imhoff, John (13)	10	1.02%	-	-
James, Michael (14)	-	-	-	-
DRG Services, LLC (15)	-	-	-	-
Grimm, Frederick (16)	-	-	-	-
K2 Medical LLC (17)	440	44.85%	-	-
Auctus (18)	200	20.39%	-	-
GPB Holdings (19)	-	-	-	-
Flynn D. Case Living Trust (20)
All directors and executive officers as a group (5 persons) (21)	270	27.52%	185	36.63%

(1)

Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)

Percentage ownership is based on 77,967,594 shares of common stock outstanding as of March 18, 2025. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors that include voting and investment power with respect to shares. Shares of common stock subject to convertible securities convertible or exercisable within 60 days after the record date, are deemed outstanding for purposes of computing the percentage ownership of the person holding those securities but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Note that certain of our outstanding securities, including certain warrants and the shares of Series C1 preferred stock held by the persons listed in this table, have anti-dilution “ratchet” or “price-protection” provisions that, when triggered, will increase the number of shares of common stock underlying such securities. Subject to customary exceptions, these provisions are triggered anytime we issue shares of common stock to third parties at a price lower than the then-current conversion price or exercise price of the subject securities. As a result, the beneficial ownership reported in this table is only as of the date presented, and the beneficial ownership amounts of the persons in this table may increase on a future date, even though such persons have not actually acquired any additional shares of common stock.

(3)	Reserved.
(4)	Reserved.
(5)	Reserved.
(6)	As of March 18, 2025, there were 88 shares of Series D preferred stock outstanding, and each such share was convertible into approximately 3,000 shares of common stock.
(7)	As of March 18, 2025, there were 883 shares of Series E preferred stock outstanding, and each such share was convertible into approximately 2,000 shares of common stock.
(8)	As of March 18, 2025, there were 981 shares of Series F preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(9)	As of March 18, 2025, there were 505 shares of Series F-2 preferred stock outstanding, and each such share was convertible into approximately 4,000 shares of common stock.
(10)

Beneficial ownership includes 6,689,727 shares of common stock directly held, 5,600,000 shares issuable upon exercise of warrants, 2,324,000 shares issuable upon conversion of preferred stock and 118,182 shares issuable upon exercise of vested stock options.

(11)

Beneficial ownership includes 575,153 shares of common stock directly held, 1,025,000 shares issuable upon exercise of warrants, 200,000 shares issuable upon conversion of preferred stock and 115,909 shares issuable upon exercise of vested stock options.

(12)

Beneficial ownership includes 824,361 shares of common stock directly held, 502,000 shares issuable upon conversion of preferred stock and 600,000 shares issuable upon exercise of vested stock options.

(13)

Beneficial ownership includes 17,986,015 shares of common stock directly held, 5,570,121 shares issuable upon exercise of warrants, 640,000 shares issuable upon conversion of preferred stock and 168,182 shares issuable upon exercise of vested stock options.

(14)	Beneficial ownership includes 525,718 shares of common stock directly held, 637,945 shares issuable upon exercise of warrants and 168,182 shares issuable upon exercise of vested stock options.
(15)	Beneficial ownership includes 1,769,231 shares of common stock directly held and 2,769,231 shares issuable upon exercise of warrants.
(16)	Beneficial ownership includes 2,267,551 shares of common stock directly held and 2,869,231 shares issuable upon exercise of warrants.
(17)	Beneficial ownership includes 808,836 shares of common stock directly held and 1,760,000 shares issuable upon conversion of preferred stock.
(18)

Beneficial ownership includes 4,248,474 shares of common stock directly held, 7,800,000 shares issuable upon exercise of warrants, 1,220,000 shares issuable upon conversion of preferred stock and 589,411 shares issuable upon conversion of debt.

(19)	Beneficial ownership includes 9,135,152 shares of common stock directly held.
(20)	Beneficial ownership includes 3,517,319 shares of common stock directly held and 2,436,898 shares issuable upon exercise of warrants.
(21)	Includes the beneficial ownership of Richard Blumberg (10), Alan Grujic (11), Mark Faupel (12), John Imhoff (13) and Michael James (14).

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

On February 18, 2023, the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes matured and went into default on February 18, 2025.

The table below summarizes the outstanding balance of long-term debt owed to Dr. Faupel and Dr. Cartwright:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2022	48
Balance outstanding at December 31, 2022	$170

Interest accrued during the year ended December 31, 2023	9
Balance outstanding at December 31, 2023	$179

Interest accrued during the year ended December 31, 2024	10
Balance outstanding at December 31, 2024	$189

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2022	78
Balance outstanding at December 31, 2022	$297

Payments on outstanding debt	(25)
Interest accrued during the year ended December 31, 2023	15
Balance outstanding at December 31, 2023	$287

Interest accrued during the year ended December 31, 2024	15
Balance outstanding at December 31, 2024	$302

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

During the years ended December 31, 2024 and 2023, Mr. Fowler forgave $65,095 and $69,274 of the outstanding balance of deferred compensation, respectively. As of December 31, 2024, Mr. Fowler may forgive up to $64,240 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of December 31, 2024, the outstanding principal amount owed on the note was $43,895, of which $41,489 is included in “Current portion of long-term debt, related parties” and $2,406 is included in “Long-term debt, related parties.” As of December 31, 2023, the outstanding principal amount owed on the note was $82,945, of which $39,090 is included in “Current portion of long-term debt, related parties” and $43,855 is included in “Long-term debt, related parties.”

Promotional Agreement - Blumberg & Bowles Consulting, LLC (“BB”)

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and were subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As of December 31, 2024, unrecognized consulting expense associated with the agreement was nil and 2,500,000 of the warrants have been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

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

During the years ended December 31, 2024 and 2023, the Company issued 1,800,000 warrants to Mr. Blumberg pursuant to the agreement, and recognized expense of nil and $740,517, respectively. Total unrecognized expense for the warrants was nil as of December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company issued 800,000 shares of common stock and recognized $17,889 and $104,844 of expense for the shares of common stock issued and due to Mr. Blumberg, respectively.

Warrant Exchanges – Richard Blumberg

During the year ended December 31, 2024, the Company entered into an agreement with Richard Blumberg, pursuant to which Mr. Blumberg agreed to exchange 875,000 common stock warrants with a strike price of $0.25 for 831,250 common stock warrants with a strike price of $0.20. During the year ended December 31, 2024, the Company received approximately $166,250 from Mr. Blumberg for the exercise of the 831,250 warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $55,740.

During the year ended December 31, 2023, the Company entered into agreements with Richard Blumberg (a Director of the Company) and Lee Bowles (a partial owner of Blumberg & Bowles Consulting, LLC, of which Richard Blumberg was also a partial owner), who were holders of 2,232,200 common stock warrants with a strike price of $0.25. The parties agreed to exchange their warrants for 2,008,980 common stock warrants with a strike price of $0.12 and a contractual term of 5 days. During November 2023, the Company received approximately $241,078 from the holders and issued 2,008,980 common shares upon exercise of the warrants. The Company measured the effect of the exchange as the excess of fair value of the exchanged instruments over the fair value of the original instruments and recorded a deemed dividend of approximately $33,676.

Consulting Agreement – Advisory Group

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. As of December 31, 2024, the deadline to achieve the stock price of $1.50 has passed and the second and third tranche of warrants will therefore not be issued.

Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction. Subsequently, the agreement was amended to extend the term of the agreement to September of 2024. On November 1, 2024, the Company entered into a new consulting agreement with Ironstone Capital Corp., pursuant to which the Company agreed to pay $2,500 per month for continued advisory and consulting services, for a term of six months.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

UHY LLP is our current independent registered public accounting firm. We were billed by UHY LLP approximately $189,695 and $177,595 during the fiscal years ended December 31, 2024 and 2023, respectively, for professional services, which include fees associated with the annual audit of financial statements, as well as the 10-K annual report, review of our quarterly reports, and other SEC filings. The following table summarizes fees billed to us by UHY LLP for the years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	$181,750	$157,500
Audit-Related Fees	-	13,500
Tax Fees	7,945	6,595
Total Fees	$189,695	$177,595

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

45

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

46

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

10.91	Form of Warrants issued to Auctus Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 15, 2022)
10.92	Form of Warrants issued to Auctus Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 15, 2022)
10.93	Form of Warrants dated September 23, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 27, 2024)
10.94	Form of Securities Purchase Agreement dated September 23, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2024)
10.95	Form of Warrant dated December 18, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 23, 2024)
10.96	Form of Securities Purchase Agreement dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2024)
10.97*	Exchange Agreement dated February 28, 2025 by and between Guided Therapeutics, Inc. and Dr. John Imhoff
10.98*	Exchange Agreement dated February 28, 2025 by and between Guided Therapeutics, Inc. and Michael C. James
10.99*	Form of Exchange Agreements entered into on March 3, 2025 by and between Guided Therapeutics, Inc. and the Series C-1 and C-2 Preferred Stock investors
10.100*	Form of Promissory Note entered into on March 7, 2025 by and between Guided Therapeutics, Inc. and Dr. Mark Faupel
10.101*	Form of Securities Purchase Agreement dated March 18, 2025
10.102*	Form of Warrant Agreement dated March 18, 2025
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the registration statement on Form S-1 (No. 333-169755) filed October 5, 2010)
31*	Certification of the Principal Executive Officer and Principal Financial Officer
32.1*	Section 1350 Certifications.
101.1*	Interactive Data File

*Filed herewith

Item 16. Form 10-K Summary

None.

47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: March 31, 2025

48