Form 10-Q
period 2025-03-31
GUIDED THERAPEUTICS INC
filed 2025-05-15
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 78,910,179 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$115	$388
Accounts receivable, net of allowance for credit losses of $1 at March 31, 2025 and December 31, 2024	2	3
Inventory, net of reserves of $818 at March 31, 2025 and December 31, 2024	633	633
Other current assets	61	173
Total current assets	811	1,197

Non-Current Assets:
Property and equipment, net	21	23
Operating lease right-of-use asset, net of amortization	118	141
Other assets	17	17
Total non-current assets	156	181

TOTAL ASSETS	$967	$1,378

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:
Accounts payable	$2,152	$2,094
Accounts payable, related parties	34	36
Accrued liabilities	1,062	1,011
Deferred revenue	670	849
Current portion of lease liability	110	106
Short-term notes payable due to related parties	24	70
Current portion of long-term debt, related parties	530	532
Short-term notes payable	48	92
Short-term convertible notes, net of discounts	73	117
Short-term convertible debt in default	1,130	1,130
Derivative liability at fair value	66	118
Total current liabilities	5,899	6,155

Long-Term Liabilities
Long-term lease liability	20	49
Long-term notes payable	41	47
Long-term convertible debt	35	14
Long-term debt, related parties	-	2
Total long-term liabilities	96	112

Total liabilities	5,995	6,267

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, nil and 0.3 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Liquidation preference of nil and $286 at March 31, 2025 and December 31, 2024, respectively.	-	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 0.4 and 1.0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Liquidation preference of $374 and $1,049 at March 31, 2025 and December 31, 2024, respectively.	61	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, nil and 2.7 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Liquidation preference of nil and $2,700 at March 31, 2025 and December 31, 2024, respectively.	-	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.1 and 0.4 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Liquidation preference of $88 and $438 at March 31, 2025 and December 31, 2024, respectively.	32	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $883 at March 31, 2025 and December 31, 2024.	834	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.0 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $981 at March 31, 2025 and December 31, 2024.	817	817
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of March 31, 2025 and December 31, 2024. Liquidation preference of $495 and $520 at March 31, 2025 and December 31, 2024, respectively.	452	475
Common stock, $0.001 par value; 500,000 shares authorized, 77,968 and 65,131 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	3,464	3,452
Additional paid-in capital	143,616	142,501
Treasury stock at cost	(132)	(132)
Accumulated deficit	(154,172)	(153,709)

Total stockholders deficit	(5,028)	(4,889)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$967	$1,378

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024

Sales - devices and disposables	$-	$6
Cost of goods sold	-	2
Gross profit	-	4

Operating expenses:
Research and development	74	54
Sales and marketing	73	73
General and administrative	267	236
Total operating expenses	414	363

Loss from operations	(414)	(359)

Other income (expenses):
Interest expense	(147)	(64)
Interest income	-	3
Change in fair value of derivative liability	52	-
Gain / (Loss) from extinguishment of debt	(16)	17
Other income	98	1
Total other income (expense)	(13)	(43)

Loss before income taxes	(427)	(402)
Provision for income taxes	-	-

Net loss	(427)	(402)
Preferred stock dividends	(36)	(39)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(463)	$(441)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	68,291	54,750
Diluted	68,291	54,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	(105)	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	(1)	(109)	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	(2)	(439)	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-	(1)	(127)
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	-	-	-
Conversion of debt to common stock and warrants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at March 31, 2025	-	$-	-	$61	-	$-	-	$32

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1	$834	1	$817		$475
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	(23)
Conversion of debt to common stock and warrants	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at March 31, 2025	1	$834	1	$817	-	$452

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	65,131	$3,452	$142,501	$(132)	$(153,709)	$(4,889)
Issuance of common stock and warrants in private placement offering	2,045	2	203	-	-	205
Issuance of common stock for payment of Series D preferred dividends	52	-	7	-	-	7
Issuance of common stock for payment of Series E preferred dividends	49	-	7	-	-	7
Issuance of common stock for payment of Series F-2 preferred dividends	7	-	1	-	-	1
Conversion of Preferred Stock Series C to common stock	2,259	2	103	-	-	-
Conversion of Preferred Stock Series C1 to common stock	1,350	1	108	-	-	-
Conversion of Preferred Stock Series C2 to common stock	5,400	5	434	-	-	-
Conversion of Preferred Stock Series D to common stock	1,050	1	126	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	100	-	23	-	-	-
Conversion of debt to common stock and warrants	525	1	84	-	-	85
Stock-based compensation	-	-	19	-	-	19
Accrued preferred dividends		-		-	(36)	(36)
Net loss	-	-	-	-	(427)	(427)
Balance at March 31, 2025	77,968	$3,464	$143,616	$(132)	$(154,172)	$(5,028)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427)	$(402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Amortization of debt issuance costs and discounts	67	32
Stock based compensation	19	30
Change in fair value of derivatives	(52)	-
Amortization of lease right-of-use-asset	23	21
Loss (Gain) from extinguishment of debt	16	(17)
Other non-cash expenses (income)	7	-
Change in operating assets and liabilities:
Accounts receivable	1	1
Inventory	-	-
Other current assets	111	8
Accounts payable and accrued liabilities	106	(78)
Lease liabilities	(25)	(21)
Deferred revenue	(179)	324
NET CASH USED IN OPERATING ACTIVITIES	(331)	(100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement offering	205	-
Payments made on notes payable	(147)	(46)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	58	(46)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(273)	(146)

Cash at beginning of period	388	591

CASH AT END OF PERIOD	$115	$445

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$20	$12

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends on preferred stock	$36	$39
Common stock issued for payment of interest	$-	$57
Common stock issued for payment of accrued dividends	$15	$91
Settlement of previously accrued professional fees through common stock issuance	$-	$57
Conversion of Preferred Stock Series C to common stock	$105	$-
Conversion of Preferred Stock Series C1 to common stock	$109	$-
Conversion of Preferred Stock Series C2 to common stock	$439	$-
Conversion of Preferred Stock Series D to common stock	$127	$-
Conversion of Preferred Stock Series F-2 to common stock	$23	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) under the Securities Exchange Act of 1934. The December 31, 2024 balances reported herein are derived from the audited consolidated financial statements for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of March 31, 2025 and December 31, 2024, and the consolidated results of operations and cash flows for the three months ended March 31, 2025 and 2024 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of March 31 2025, it had an accumulated deficit of approximately $154.2 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete the development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At March 31, 2025, the Company had negative working capital of approximately $5.1 million, accumulated deficit of $154.2 million, and incurred a net loss including preferred dividends of $0.5 million for the three months then ended. Stockholders’ deficit totaled approximately $5.0 million at March 31, 2025, primarily due to recurring net losses from operations.

During the three months ended March 31, 2025, the Company received $0.2 million of proceeds from a private placement offering. The Company will need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements, once adopted.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil and $137,770 as of March 31, 2025 and December 31, 2024, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024

Raw materials	$1,360	$1,362
Work-in-progress	48	46
Finished goods	43	43
Inventory reserve	(818)	(818)

Total inventory	$633	$633

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31,	December 31,
	2025	2024

Equipment	$951	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,614	1,614
Less accumulated depreciation	(1,593)	(1,591)
Property, equipment and leasehold improvements, net	$21	$23

Depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three months ended March 31, 2025 and 2024.

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

Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 are summarized as follows:

	(in thousands)
	March 31, 2025	December 31, 2024

Compensation	$445	$424
Professional fees	39	81
Interest	291	243
Vacation	31	26
Preferred dividends	250	227
Other accrued expenses	6	10

Total	$1,062	$1,011

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

Contract Balances

The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts billed or collected for which the related performance obligations have not been satisfied. Deferred revenue totaled $670,305, $848,917 and $424,225 as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively.

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of March 31, 2025 and December 31, 2024.

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

The Company has filed its 2024 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At March 31, 2025, the Company had approximately $62.8 million of net operating losses carryforward available, $2.9 million of which will expire on December 31, 2026. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable state’s level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

During the three months ended March 31, 2025, the Company recognized $19,296 of expense for stock options. During the three months ended March 31, 2024, the Company recognized $14,837 of expense related to stock options and $15,466 of expense for warrants issued a consultant.

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

3. STOCKHOLDERS’ DEFICIT

Private Placement Offering

On March 18, 2025, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with certain institutional investors, including John Imhoff and Michael James, members of the Company’s Board of Directors, for the purpose of raising $204,501 in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 2,045,009 units, each unit consisting of one share of common stock and one warrant to purchase up to 2,045,009 shares of common stock (the “March Warrants”). The purchase price per unit was $0.10. The March Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share.

In connection with the March Purchase Agreement, the Company entered into an exchange agreement with Dr. Imhoff, whereby Dr. Imhoff agreed to exchange a $25,000 note payable and accrued interest of $1,307 for 263,069 units as described above. Additionally, the Company entered into an exchange agreement with Mr. James, whereby Mr. James agreed to exchange a $25,000 note payable and accrued interest of $1,295 for 262,945 units as described above. During the three months ended March 31, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements.

C-1 and C-2 Preferred Stock Exchanges

On March 3, 2025, the Company entered into exchange agreements with certain accredited investors, including Mark Faupel and John Imhoff, members of the Company’s board of directors, to exchange 675 shares of Series C-1 Preferred Stock and 2,700 shares of Series C-2 Preferred stock into 6,750,000 shares of common stock.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of March 31, 2025 and December 31, 2024, 77,967,594 and 65,130,623 shares of common stock were issued and outstanding, respectively.

During the three months ended March 31, 2025, the Company issued 12,836,971 shares of common stock, as summarized below:

Number of Shares

Issurance of common stock in private placement offering	2,571,023
Issuance of common stock for payment of Series D preferred dividends	51,555
Issuance of common stock for payment of Series E preferred dividends	48,668
Issuance of common stock for payment of Series F-2 preferred dividends	7,035
Conversion of Preferred Series C stock to common stock	2,258,690
Conversion of Preferred Series C-1 stock to common stock	1,350,000
Conversion of Preferred Series C-2 stock to common stock	5,400,000
Conversion of Preferred Series D stock to common stock	1,050,000
Conversion of Preferred Series F-2 stock to common stock	100,000
Total common stock issued during the three months ended March 31, 2025	12,836,971

Summary table of common stock transactions:
Shares outstanding at December 31, 2024	65,130,623
Common shares issued during the three months ended March 31, 2025	12,836,971
Shares outstanding at March 31, 2025	77,967,594

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. During the three months ended March 31, 2025, the Company issued 2,258,690 common shares to Mr. Imhoff for the conversion of his 286 Series C Convertible Preferred shares. At March 31, 2025 and December 31, 2024, there were nil and 286 shares outstanding, respectively.

Holders of the Series C Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of March 31, 2025 and December 31, 2024.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 374.25 and 1,049.25 shares were issued and outstanding at March 31, 2025 and December 31, 2024, respectively. The C1 Convertible Preferred Stock has a conversion price of $0.50 per share.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Convertible Preferred Stock, including the chairman of the Company’s board of directors, the former Chief Operating Officer (now the Chief Executive Officer) and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Convertible Preferred Stock. In total, for 3,262.25 shares of Series C1 Convertible Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Convertible Preferred Stock. At March 31, 2025 and December 31, 2024, there were nil and 2,700 shares outstanding.

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 88 and 438 of which remained outstanding as of March 31, 2025 and December 31, 2024, respectively. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the three months ended March 31, 2025, the Company issued 900,000 common shares to Mr. Imhoff for the conversion of his 300 Series D Convertible Preferred shares. During the three months ended March 31, 2025, the Company issued 51,555 shares of common stock for payment of accrued Series D Preferred Stock dividends. As of March 31, 2025, and December 31, 2024, the Company had accrued dividends for the Series D Preferred Stock of $148 and $8,360, respectively.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 of which remained outstanding as of March 31, 2025 and December 31, 2024. During year ended December 31, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The stated value and liquidation preference on the Series E Preferred Stock is $1,736.

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

During the three months ended March 31, 2025, the Company issued 48,668 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of March 31, 2025 and December 31, 2024, the Company had accrued dividends of $39,932 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 981 of which remained outstanding as of March 31, 2025 and December 31, 2024. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

As of March 31, 2025 and December 31, 2024, the Company had accrued dividends for Series F preferred shares of $59,514 and $44,799, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 495 and 520 of which were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the three months ended March 31, 2025, the Company issued 7,035 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of March 31, 2025 and December 31, 2024, the Company had accrued dividends for Series F-2 preferred shares of $29,843 and $23,518, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the three months ended March 31, 2025 and 2024:

	Warrants (Underlying Shares)	Weighted- Average Exercise Price Per Share

Outstanding, December 31, 2024	37,174,468	$0.42
Warrants issued	2,571,023	0.13
Outstanding, March 31, 2025	39,745,491	$0.40

	Warrants (Underlying Shares)	Weighted- Average Exercise Price Per Share

Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	900,000	0.30
Warrants expired	(196,000)	0.25
Outstanding, March 31, 2024	29,288,580	$0.50

Warrants Issued in 2025

During the three months ended March 31, 2025, the Company issued 2,571,023 warrants pursuant to the March Purchase Agreement.

Warrants Issued in 2024

During the three months ended March 31, 2024, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. As of March 31, 2025, 500,000 of the outstanding stock options were granted outside of the Plan and the shares available for issuance under the Plan were 116,364.

The following tables summarize the Company’s stock option activity and related information for the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$-
Options outstanding as of March 31, 2025	2,883,636	$0.35	6.0 years	$-
Options exercisable as of March 31, 2025	2,354,318	$0.39	5.4 years	$-
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options outstanding as of March 31, 2024	2,338,636	$0.41	6.3 years	$-
Options exercisable as of March 31, 2024	1,923,864	$0.44	5.7 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of March 31, 2025 and the exercise price, multiplied by the number of options. As of March 31, 2025, there was $90,201 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 1.4 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. During the three months ended March 31, 2025 and 2024, the Company recognized expense for stock options of $19,296 and $14,837, respectively.

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

As of March 31, 2025, and December 31, 2024, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. Total operating lease cost recognized for this was $27,351 for the three months ended March 31, 2025 and 2024. The table below presents total operating lease right-of-use assets and lease liabilities as of March 31, 2025 and December 31, 2024:

	(in thousands)
	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$118	$141
Operating lease liabilities	$130	$155

The table below presents the maturities of operating lease liabilities as of March 31, 2025:

(in thousands)
Operating
Leases
$-
2025 (remaining)	89
2026	50
Total future lease payments	139
Less: discount	(9)
Total lease liabilities	$130

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	1.2	1.4
Weighted average discount rate	11.4%	11.4%

Related Party Contracts

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. In connection with the March Purchase Agreement, the Company entered into agreements to exchange the outstanding debt for common stock and warrants. See Note 9, “Related Party Debt” for additional details.

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

On January 22, 2020, the Company entered into a promotional agreement with a related party, which is partially owned by Mr. Blumberg, to provide investor and public relations services for a period of two years. As compensation for these services, the Company agreed to issue a total of 5,000,000 warrants, broken into four tranches of 1,250,000. The warrants have a strike price of $0.25 and were subject to vesting based upon the close of the Series D offering and a minimum share price based on the 30-day VWAP. If the minimum share price per the terms of the agreement is not achieved, the warrants will expire three years after the scheduled issuance date. The warrants were valued using the Black Scholes model on the grant date of January 22, 2020. As of March 31, 2025, unrecognized consulting expense associated with the agreement was nil and 2,500,000 of the warrants had been issued, of which 1,750,000 were issued to Mr. Blumberg and 750,000 were issued to non-related parties.

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

During the three months ended March 31, 2025 and 2024, the Company issued nil and 900,000 warrants to Mr. Blumberg pursuant to the agreement. Total unrecognized expense for the warrants was nil as of March 31, 2025.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche of warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) exceeds $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche of warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP exceeds $1.50 within two years of the closing of the financing, the Company will issue an additional 600,000 warrants (“third tranche of warrants”) to Mr. Grujic. Once issued, the warrants vest immediately and will expire two years from the date of issuance. If the Company’s U.S. clinical study is not completed and filed with the U.S. FDA or if the Chinese NMPA (formerly Chinese FDA) approval is not granted by each due date for reaching each respective pricing milestone, then the due date for reaching each milestone shall be extended by six months. As of March 31, 2025, the deadline to achieve the stock price of $1.50 has passed and the second tranche warrants will therefore not be issued.

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

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of March 31, 2025.

The Company estimated the fair value of the second tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	1.0
Volatility	144.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

Expense related to the second tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of March 31, 2025.

The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized expense for the third tranche of warrants of nil and $15,466 during the three months ended March 31, 2025 and 2024, respectively. Unrecognized expense for the third tranche of warrants was nil as of March 31, 2025.

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

To meet demand for the remainder of 2024 and for the first half of 2025, SMI agreed to purchase a minimum of 500,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. To meet demand for the second half of 2025, SMI agreed to purchase an additional 100 IPs and 1,000,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. SMI agreed to pay a minimum of $400,000 to the Company prior to December 31, 2024, to cover additional components, devices and costs incurred by the Company. On January 3, 2025, after confirming with SMI that no payment was forthcoming, the Company notified SMI in writing that the failure to make this payment constituted a breach of the October 21, 2024 Agreement. SMI remained in breach of the agreement as of March 31, 2025.

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

During the three months ended March 31, 2025, the Company and SMI agreed to apply previous payments of $180,000 towards reimbursement of expenses the Company incurred in prior periods. As a result of this agreement, the Company recognized $180,000 of deferred revenue in income, which is included in “Other income” during the three months ended March 31, 2025.

On May 8, 2025, the Company and SMI signed an extension agreement that becomes effective once SMI or its partners/investors make certain cash payments in accordance with purchase orders issued by SMI and its partners.  Once the required payments are made, the agreement allows for an extension until September 30, 2025. See Note 13, “Subsequent Events” for details.

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

Tariffs imposed and/or publicly contemplated by the U.S. government in the first quarter of 2025, particularly those affecting imports from China, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. Although the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs, or other restrictions, or adversely modify existing ones, we have established an auxiliary manufacturing site in Hungary. This strategic initiative helps mitigate our exposure to currently imposed tariffs, particularly those targeting Chinese imports, and limits the overall impact on our operations. Nevertheless, it remains unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations, and policies. A trade war, other governmental actions related to tariffs or international trade agreements, or changes in U.S. or foreign social, political, regulatory and economic conditions—especially as they relate to manufacturing and investment—could still materially adversely affect the Company’s business, financial condition, operating results, and cash flows.

7. NOTES PAYABLE

Short-term Promissory Notes

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. The promissory note accrued total interest of $5,000 and matured on February 1, 2025. Monthly payments of $10,000 were due on the note, beginning September 1, 2024 until January 1, 2025, while the interest payment was due on February 1, 2025. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028. The warrants, which had an estimated fair value of $6,329, were recorded as a discount on the note payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.9%
Dividend yield	0.0%

On July 4, 2024, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,556. Monthly payments of $12,025 are due on the note, including interest incurred at a rate of 8.8%. The note, which matures on May 4, 2025, had an outstanding balance of $23,962 and $59,255 as of March 31, 2025 and December 31, 2024, respectively.

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6.0% per annum, matures on May 5, 2028. The total balance of the promissory note was $65,182 as of March 31, 2025, of which $24,000 is included in “Short-term notes payable” on the condensed consolidated balance sheets and $41,162 is included in “Long-term notes payable.” The total principal balance of the promissory note was $71,162 as of December 31, 2024, of which $24,000 is included in “Short-term notes payable” on the condensed consolidated balance sheets and $47,162 is included in “Long-term notes payable.” Total accrued interest on the promissory note was $4,462 and $3,424 as of March 31, 2025 and December 31, 2024, respectively.

The following tables summarize notes payable (in thousands):

	Notes Payable (in thousands)
	March 31, 2025	December 31, 2024
Short-term promissory notes	$-	$10
Deferred compensation note	65	71
Insurance policy financing	24	59
Debt discount	-	(1)
Total	89	139

Less: Current portion of notes payable	(48)	(92)
Total long-term notes payable	$41	$47

Future debt obligations at March 31, 2025 for notes payable are as follows:

Year	Amount (thousands)
2025 (remaining)	42
2026	24
2027	23
Total	$89

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

At March 31, 2025 and December 31, 2024, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $154,810 and $103,960, respectively. After the May 17, 2024 maturity date, the interest rate increased to the default rate of 18.0%. The bond payable discount and unamortized debt issuance costs as of March 31, 2025 and December 31, 2024 are presented below (in thousands):

	Senior Secured Convertible Debenture
	March 31, 2025	December 31, 2024
10% Senior Unsecured Convertible Debentures	$1,130	$1,130
Unamortized debt issuance costs	-	-
Debt discount	-	-
Senior Unsecured Convertible Debenture	$1,130	$1,130

As of March 31, 2025 and December 31, 2024, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible notes payable in default” within the condensed consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Convertible promissory notes	$246	$330
Unamortized debt issuance costs	(1)	(3)
Debt discount	(137)	(196)
Convertible promissory notes	$108	$131

1800 Diagonal Lending LLC Notes

On July 22, 2024, the Company entered into a securities purchase agreement and contingently convertible note with 1800 Diagonal Lending LLC (“Diagonal Lending”). The convertible note issued to Diagonal Lending had a total principal balance of $62,100 and an original issue discount of $8,100. The note, which will accrue total interest of $8,694, will mature on May 30, 2025. A payment of $35,397 was due on the note on January 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $8,849 from February 28, 2025 through May 30, 2025. The note may be prepaid at any time with no prepayment penalty. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22.0% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

On June 11, 2024, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending (together with the July 22, 2024 note, the “Notes”). The convertible note issued to Diagonal Lending had a total principal balance of $100,050 and an original issue discount of $13,050. The note, which will accrue total interest of $14,007, will mature on April 15, 2025. A payment of $57,029 was due on the note on December 15, 2024. The remaining balance due, including accrued interest, will be paid in monthly payments of $14,257 from January 15, 2025 through April 15, 2025. The note may be prepaid within 120 days of issuance for a discount of 2.0-3.0 % of the principal and accrued interest due. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

In the event of default, the unpaid portion of the Notes and accrued interest is convertible into shares of common stock at a conversion rate equal to the variable conversion price. The variable conversion price is equal to the lowest closing price of our common stock during the ten days prior to the conversion date multiplied by 65.0%. The Company assessed the embedded conversion features and determined that they are not considered clearly and closely related to the host notes and therefore meet the definition of derivatives. Therefore, these embedded conversion features are required to be bifurcated from the note and accounted for separately as a derivative liability. The Company estimated the fair value of the derivative liabilities on the issuance dates of the Notes and recorded them as discounts that net against the convertible notes. The Company is required to remeasure the derivative liabilities to their then fair values at each subsequent balance sheet date, through an adjustment to current earnings (see Note 11 for further details on the Company’s fair value measurement).

At March 31, 2025, the balance due on the Notes was $30,517 and is presented net of total unamortized debt discounts and debt issuance costs of $4,586 within “Short-term convertible debt, net of discounts” on the condensed consolidated balance sheet. At December 31, 2024, the balance due on the Notes was $115,681 and is presented net of total unamortized debt discounts and debt issuance costs of $16,423 within “Short-term convertible debt, net of discounts” on the condensed consolidated balance sheet. Total accrued interest as of March 31, 2025 and December 31, 2024 was $857 and $7,518, respectively.

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

At March 31, 2025, the balance due on the convertible promissory note was $200,000 and is presented net of total unamortized debt discounts of $133,366, of which $31,630 is included in “Short-term convertible debt, net of discounts” and $35,004 is included in “Long-term convertible debt, net of discounts” on the condensed consolidated balance sheets. At December 31, 2024, the balance due on the convertible promissory note was $200,000 and is presented net of total unamortized debt discounts of $183,176, of which $2,583 is included in “Short-term convertible debt, net of discounts” and $14,241 is included in “Long-term convertible debt, net of discounts” on the condensed consolidated balance sheets. Total accrued interest as of March 31, 2025 and December 31, 2024 was $7,733 and $1,733, respectively.

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

The total outstanding balance of the convertible note was $15,000 as of March 31, 2025 and December 31, 2024. The balances are included within “Short-term convertible debt” on the condensed consolidated balance sheets. Total accrued interest on the Auctus convertible note was $116,787 and $116,412 as of March 31, 2025 and December 31, 2024, respectively.

9. RELATED PARTY DEBT

Short-Term Notes Payable Due to Related Parties

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. The promissory notes accrued interest at a rate of 9.0%. The holders of the promissory notes also received 75,000 common stock purchase warrants, which have exercise prices of $0.25 and will expire four years after issuance. The warrants, which had an estimated fair value of $8,800, were recorded as a discount on the note payables.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term (years)	4.0
Volatility	397.1%
Risk-free interest rate	3.9%
Dividend yield	0.0%

During the three months ended March 31, 2025, the Company entered into an exchange agreements with two members of the Board of Directors to exchange $50,000 of notes payable and accrued interest of $2,602 for 526,014 shares of common stock and 526,014 warrants to purchase up to 526,014 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share. During the three months ended March 31, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements, equal to the excess of fair value of the common stock and warrants over the value of the debt and accrued interest. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	191.5%
Risk-free interest rate	4.0%
Dividend yield	0.0%

The outstanding principal and associated debt discounts as of March 31, 2025 and December 31, 2024 are presented below (in thousands):

	Short-Term Notes Payable Due to Related Parties
	March 31, 2025	December 31, 2024
Short-term promissory notes	$25	$75
Debt discount	(1)	(5)
Short-term notes payable due to related parties	$24	$70

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

On February 18, 2023, the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes matured on February 18, 2025. On March 7, 2025, the Company amended the terms of the promissory note held by Mark Faupel. Under the terms of the new agreement, the promissory note will mature on February 18, 2026. The balance owed to Mr. Cartwright was overdue as of March 31, 2025.

The tables below summarize the outstanding balance of debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2024	67
Balance outstanding at December 31, 2024	$189

Interest accrued through March 31, 2025	2
Balance outstanding at March 31, 2025	$191

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2024	108
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2024	$302

Interest accrued through March 31, 2025	3
Balance outstanding at March 31, 2025	$305

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

During the three months ended March 31, 2025 and 2024, Mr. Fowler forgave $15,637 and $16,659 of the outstanding balance of deferred compensation, respectively. As of March 31, 2025, Mr. Fowler may forgive up to $48,604 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of March 31, 2025, the outstanding principal amount owed on the note was $33,753, which is included in “Current portion of long-term debt, related parties” in the condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal amount owed on the note was $43,895, of which $41,489 is included in “Current portion of long-term debt, related parties” and $2,406 is included in “Long-term debt, related parties” in the condensed consolidated balance sheet.

Future debt obligations at March 31, 2025 for debt owed to related parties are as follows:

Year	Amount (in thousands)

2025 (remaining)	337
2026	193
Total	$530

10. INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C-1, Series D, Series E, Series F and Series F-2 convertible preferred stock, convertible debt, convertible preferred dividends, warrants and stock options convertible into common stock shares.

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the three months ended March 31, 2025 and 2024, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At March 31, 2025 and 2024, these instruments were convertible into 57,677,477 and 76,809,401 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	Three Months Ended March 31,
	2025	2024

Net loss attributable to common shareholders	(463)	(441)
Basic weighted average number of shares outstanding	68,291	54,750
Net loss per share attributable to common shareholders (basic)	(0.01)	(0.01)
Diluted weighted average number of shares outstanding	68,291	54,750
Net loss per share attributed to common shareholders (diluted)	(0.01)	(0.01)

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

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual terms of the convertible note agreements.
•	The probability and timing of potential conversions are based on management’s best estimate of the future settlements of the convertible notes.

The following tables presents the fair value of the bifurcated conversion options as of March 31, 2025 and December 31, 2024:

	Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$66	$66

Total short-term liabilities at fair value	$-	$-	$66	$66

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$118	$118

Total short-term liabilities at fair value	$-	$-	$118	$118

Derivative financial instruments and changes thereto recorded in the three months ended March 31, 2025 and 2024 include the following:

	Three Months Ended March 31,
	2025	2024

Fair value, beginning of period	$118	$-
Change in fair value of beneficial conversion features	(52)	-

Fair value, end of period	$66	$-

12. SEGMENT REPORTING

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

13. SUBSEQUENT EVENTS

Issuances of Promissory Notes

On April 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with 1800 Diagonal Lending LLC (“Diagonal Lending”). The convertible note issued to Diagonal Lending had a total principal balance of $149,500 and an original issue discount of $19,500. The note, which will accrue total interest of $16,445, will mature on January 30, 2026. A payment of $82,973 is due on the note on September 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $20,743 from October 30, 2025 through January 30, 2026. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22.0% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note and all accrued interest may be converted into shares of common stock, at a price equal to 65.0% multiplied by the lowest trading price of the common stock during the 10 trading days prior to the conversion date.

On May 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with 1800 Diagonal Lending LLC (“Diagonal Lending”). The convertible note issued to Diagonal Lending had a total principal balance of $120,750 and an original issue discount of $15,750. The note, which will accrue total interest of $13,282, will mature on February 28, 2026. A payment of $67,016 is due on the note on October 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $16,754 from November 30, 2025 through February 28, 2026. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22.0% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note and all accrued interest may be converted into shares of common stock, at a price equal to 65.0% multiplied by the lowest trading price of the common stock during the 10 trading days prior to the conversion date.

On May 2, 2025, the Company issued a promissory note totaling $75,000 to an unaffiliated third party (the “Holder”). The promissory note, which matures on May 2, 2026, will accrue interest at a rate of 12.0% per annum. In the event of a default, the interest rate will increase to 15.0%. At the discretion of the Company, on the maturity date the Company may give the Holder the option to convert the outstanding principal and accrued interest into shares of common stock at a conversion rate of $0.20 per share. The outstanding principal and accrued interest is due on the maturity date. The Holder also received 75,000 common stock purchase warrants, which have an exercise price of $0.20 and will expire on May 2, 2028.

Issuances of Common Stock

Subsequent to March 31, 2025, the Company issued 624,373 and 302,265 of common shares for payment of Series F and Series F-2 Convertible Preferred Stock, respectively.

Modification of Agreement with SMI

On May 8, 2025, Guided Therapeutics, Inc. (“GTI”) entered into an Extension Agreement with SMI, modifying the terms of their commercialization agreement dated October 21, 2024. The Extension Agreement was executed to address and cure SMI’s prior non-compliance with key obligations under the original agreement, including overdue payments and failure to demonstrate commercialization of GTI’s LuViva® Advanced Cervical Scan device in China.

Under the Extension Agreement, GTI and SMI agreed to new payment terms, including immediate payments of $100,000 for RFID chips and $30,000 for device parts by May 10, 2025, and a revised installment schedule for the remaining $300,000 balance. SMI also agreed to pay $1,351,250 for instrumentation packages by September 30, 2025. Additional milestones were established, including requirements to (i) demonstrate commercialization of LuViva in China by September 30, 2025, (ii) pass manufacturing inspections, and (iii) demonstrate the ability to manufacture cervical guides to GTI’s specifications by July 30, 2025.

The agreement provides for immediate termination and forfeiture of rights by SMI upon any breach, with no cure period, and requires the return of all LuViva-related materials upon such termination. All other terms of the October 21, 2024 agreement remain in effect unless expressly modified.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2024 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception in 1992 as SpectRx, Inc. and, as of March 31, 2025, we have an accumulated deficit of approximately $154.2 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with SMI, we currently hold and expect to generate additional purchase orders which we expect to result in actual sales of approximately $2.0 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia, for which we have received the necessary regulatory approvals and are preparing to fulfill. These orders are expected to result in approximately $500,000 in revenue for 2025. When combined with sales to our Chinese partner, these constitute what we view as the current demand for our products.

In the United States, the Company is actively pursuing FDA approval by conducting a clinical trial involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The study protocol was drafted with input from FDA and physicians at the clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites were fully IRB approved. The protocol was also approved by an independent, nationally recognized institutional review board. All four sites have received LuViva devices and have been trained in their use. All four sites have undergone multiple clinical study monitoring visits by the Company’s clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol. Findings from the ongoing clinical study monitoring visits include:

1.	As of May 1, 2025, approximately 360 patients have been enrolled and tested, which represents approximately ninety percent of the 400 anticipated patients needed to complete the study.

2.	There have not been any adverse events reported related to the use of LuViva.

3.	All four monitored clinical study sites are adhering to the study protocol and are completing the necessary case report forms according to FDA standards.

4.	All four study sites have met minimum enrollment quotas as set forth by the study protocol.

Based on current and expected enrollment rates, we expect the study to be completed in 2025, depending in part by how many women are diagnosed with cervical disease. However, there can be no assurance that the study will progress and be completed within the expected timeframe, or ever.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, filed the application with NMPA for approval of LuViva as a Class 3 medical device in China on October 16, 2024. The results for the 449 women tested by LuViva were better than required by NMPA with a sensitivity of 83% and a specificity of 54%. There were no adverse events reported during the use of LuViva in the study, adding further evidence as to the safety of the technology. The NMPA application was accepted as complete and is under review. SMI believes NMPA approval could happen within five months, although there can be no assurance that NMPA approval will occur within the projected time frame, or ever.

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

Step 4 – Allocate the transaction price to the performance obligations in the contract: for a contract that has more than one performance obligation, the entity will allocate the transaction price to each performance obligation separately, in exchange for satisfying each performance obligation. The acceptable methods of allocating the transaction price include adjusted market assessment approach, expected cost plus a margin approach, and the residual approach (in limited circumstances). Discounts given should be allocated proportionately to all performance obligations unless certain criteria are met and the reallocation of changes in standalone selling prices after inception is not permitted.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Sales Revenue and Cost of Goods Sold: Revenues and cost of goods sold from the sale of LuViva devices and disposables for the three months ended March 31, 2025 and 2024 were not material. As of March 31, 2025, we have a deferred revenue balance of $670,305, which will be recognized as revenue when our products are shipped, which is expected to occur in 2025, upon receiving NMPA approval.

Research and Development Expenses: Research and development expenses were $74,122 and $53,554 during the three months ended March 31, 2025 and 2024, respectively. The increase of $20,568, or 38.4%, was primarily due to additional costs of $28,140 for sponsored research related to our clinical trials during the three months ended March 31, 2025. The increase in sponsored research costs was partially offset by a decline in patent maintenance fees of $7,658.

Sales and Marketing Expenses: Sales and marketing expenses of $72,947 and $72,572 during the three months ended March 31, 2025 and 2024, respectively, were materially consistent over the two periods.

General and Administrative Expense: General and administrative expenses were $266,920 and $236,227 during the three months ended March 31, 2025 and 2024, respectively. The increase of $30,693, or 13.0%, was primarily driven by an increase of $32,463 in fees for professional services (including consultants) and a $4,459 increase in stock option expense. These increases were offset by a decline of $5,000 in property taxes.

Interest Expense: Interest expense was $146,899 and $61,473 during the three months ended March 31, 2025 and 2024, respectively. The increase of $85,426, or 139.0%, was due to an increase in debt in the current period versus the prior.

Change in fair value of derivative liability: The change in the fair value of our derivative liability resulted in a gain of $52,890 during the three months ended March 31, 2025. The change in the fair value was attributed to changes in our forecasted stock price and a decrease in the amount of convertible debt.

Gain (Loss) from Extinguishment of Debt: We recognized a loss on extinguishment of debt of $16,291 during the three months ended March 31, 2025, which was due to a loss of $31,928 for exchanges of debt for common stock and warrants, offset by a gain $15,637 for forgiveness of debt from our creditors. We recognized a gain from extinguishment of debt of $16,659 during the three months ended March 31, 2024 which was due to forgiveness of debt from our creditors.

Other Income: We recognized other income of $98,090 and $1,000 during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, we reached an agreement with SMI to apply their payment $180,000 towards reimbursement of certain expenses incurred during the years ended December 31, 2024 and 2023. As a result of this agreement, we recognized $180,000 of deferred revenue in other income. This income was offset by a $84,000 loss recorded for the write-off of a long-term asset.

Preferred Stock Dividends: Expense related to preferred stock dividends of $37,559 and $38,907 for the three months ended March 31, 2025 and 2024, respectively, was materially consistent over the two periods.

Net Loss: Net loss attributable to common stockholders was $462,742 and $441,372 during the three months ended March 31, 2025 and 2024, respectively. The reasons for the increase in our net loss are outlined above.

There was no income tax benefit recorded for the three months ended March 31, 2025 or 2024, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At March 31, 2025, the Company had negative working capital of approximately $5.1 million, accumulated deficit of $154.2 million, and incurred a net loss including preferred dividends of $0.5 million for the three months then ended. Stockholders’ deficit totaled approximately $5.0 million at March 31, 2025, primarily due to recurring net losses from operations.

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

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of March 31, 2025, we had cash of approximately $115 thousand and negative working capital of $5.1 million. Our outstanding debt obligations include a combination of short- and long-term promissory notes, insurance premium financing, and several convertible notes with varying maturities, interest rates, and terms.

Promissory Notes

As of March 31, 2025, have a long-term note issued to a former employee in April 2024 with a remaining principal balance of $65,182, of which $24,000 is classified as short-term. This note accrues interest at 6% per annum and matures on May 5, 2028. Scheduled monthly payments of $2,000 are being made in accordance with the agreement.

Additionally, we entered into a premium finance agreement in July 2024 to fund insurance policies totaling $129,556. Monthly payments of $12,025 are due until the maturity of the note in May 2025. As of March 31, 2025, the outstanding balance on this financing arrangement was $23,962.

Convertible Debt:

Our convertible debt obligations as of March 31, 2025 include the following:

•

A $1.13 million 10% Senior Unsecured Convertible Debenture, which matured on May 17, 2024, is currently in default and accruing interest at the default rate of 18%. Total accrued interest on this note was $154,810 as of March 31, 2025. The entire balance is classified as short-term convertible debt in default.

•

Two convertible notes with Diagonal Lending LLC totaling $162,150 in principal, issued in June and July 2024, have remaining balances of $30,517 as of March 31, 2025, net of $4,586 in unamortized discounts and issuance costs. These notes carry embedded conversion features that have been bifurcated and recorded as derivative liabilities. Payments on these notes are due monthly through May 2025.

•

A $200,000 convertible note issued to Flynn D. Case Living Trust, amended in December 2024, now provides for two $75,000 payments due in June and December 2025, and a final $50,000 payment in June 2026. The note includes multiple embedded conversion options with variable pricing terms, which have been bifurcated and accounted for as derivative liabilities. As of March 31, 2025, $66,634 in unamortized debt discounts remain, and $7,733 in interest has accrued.

•	A convertible note held by Auctus Fund LLC had an outstanding balance of $15,000 as of March 31, 2025. The note has accrued interest of $116,787 and is classified as short-term debt.

These convertible instruments, especially those with variable conversion pricing or embedded features, may result in significant dilution to existing stockholders if converted to equity. Additionally, several of the notes include default provisions or change of control clauses that may accelerate repayment obligations or increase total amounts due.

Related Party Debt

As of March 31, 2025, we also had multiple outstanding obligations to related parties, including current and former directors and executives:

•

During 2024, the Company issued $75,000 in promissory notes to members of the Board of Directors, which included 75,000 common stock warrants. As of March 31, 2025, $50,000 of these notes and $2,602 in accrued interest were exchanged for common stock and warrants. The Company recognized a $31,928 loss on extinguishment related to the exchange.

•

Dr. Mark Faupel and Dr. Gene Cartwright held promissory notes originally issued in 2018 and most recently amended in 2023 and 2025. As of March 31, 2025, Dr. Cartwright’s $0.3 million note was overdue, while Dr. Faupel’s $0.2 million note was extended to mature in February 2026.

•

A note issued to Richard Fowler in 2021 had a remaining principal balance of $33,753 as of March 31, 2025. The note carries a 6% interest rate and is being repaid in monthly installments. Mr. Fowler has forgiven portions of the deferred compensation related to this note, which was accounted for as a troubled debt restructuring.

Summary of our Cash Flows

Our major cash flows for the three months ended March 31, 2025 consisted of cash used for operating activities of $331 thousand, proceeds from the issuance of common stock and warrants of $205 thousand and payments of debt of $147 thousand.

Our major cash flows for the three months ended March 31, 2024 consisted of cash used for operating activities of $100 thousand and payments of debt of $46 thousand.

The increase in cash used in operating activities was primarily attributable to the timing of payments associated with our accounts payable and accrued liabilities and a $179 thousand decrease to deferred revenue in the current period. The $104 thousand increase in cash provided by financing activities was attributed to $205 thousand of proceeds from the issuance of common stock and warrants in a private placement offering during the three months ended March 31, 2025. The increase was offset by an $101 thousand increase in debt payments during the three months ended March 31, 2025 versus the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of March 31, 2025, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

The Company intends to use the net proceeds from the transactions for general corporate purposes and working capital, including manufacturing expenses for filling product orders placed recently by international distribution partners.

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

3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
10.1	Form of Convertible Promissory Note Dated May 2, 2025
10.2	Form of Warrant Dated May 2, 2025
10.3	Form of Promissory Note Dated April 1, 2025
10.4	Form of Securities Purchase Agreement Dated April 1, 2025
10.5	Form of Promissory Note Dated May 1, 2025
10.6	Form of Securities Purchase Agreement Dated May 1, 2025
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*

Interactive data files for Guided Therapeutics, Inc. 's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Income (unaudited);  (iii) the Condensed Consolidated Statements in Stockholders' Deficit (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited).

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted in Inline XBRL and included in Exhibit 101)

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: May 15, 2025

