Form 10-Q
period 2025-06-30
GUIDED THERAPEUTICS INC
filed 2025-08-14
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 80,283,991 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$185	$388
Trade receivables, net of allowance for credit losses of $2 and $1 at June 30, 2025 and December 31, 2024, respectively.	8	3
Inventory, net of reserves of $818 at June 30, 2025 and December 31, 2024	595	633
Other current assets	23	173
Total current assets	811	1,197

Non-Current Assets:
Property and equipment, net	18	23
Operating lease right-of-use assets, net of amortization	94	141
Other assets	17	17
Total non-current assets	129	181

TOTAL ASSETS	$940	$1,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,255	$2,094
Accounts payable, related parties	37	36
Accrued liabilities	1,117	1,011
Deferred revenue	679	849
Current portion of lease liability	104	106
Short-term notes payable due to related parties	25	70
Current portion of long-term debt, related parties	525	532
Short-term notes payable	24	92
Short-term convertible notes, net of discounts	421	117
Short-term convertible debt in default	1,130	1,130
Derivative liability at fair value	60	118
Total current liabilities	6,377	6,155

Long-Term Liabilities
Long-term lease liability	-	49
Long-term notes payable	35	47
Long-term convertible debt	-	14
Long-term debt, related parties	-	2
Total long-term liabilities	35	112

Total liabilities	6,412	6,267

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, nil and 0.3 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of nil and $286 at June 30, 2025 and December 31, 2024, respectively.	-	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 0.4 and 1.0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $374 and $1,049 at June 30, 2025 and December 31, 2024, respectively.	61	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, nil and 2.7 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of nil and $2,700 at June 30, 2025 and December 31, 2024, respectively.	-	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.1 and 0.4 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Liquidation preference of $88 and $438 at June 30, 2025 and December 31, 2024, respectively.	32	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.9 shares issued and outstanding as of June 30, 2025 and December 31, 2024. Liquidation preference of $883 at June 30, 2025 and December 31, 2024.	834	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.0 shares issued and outstanding as of June 30, 2025 and December 31, 2024. Liquidation preference of $981 at June 30, 2025 and December 31, 2024.	817	817
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of June 30, 2025 and December 31, 2024. Liquidation preference of $480 and $520 at June 30, 2025 and December 31, 2024, respectively.	438	475
Common stock, $0.001 par value; 500,000 shares authorized, 78,971 and 65,131 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	3,465	3,452
Additional paid-in capital	144,041	142,501
Treasury stock at cost	(132)	(132)
Accumulated deficit	(155,028)	(153,709)

Total stockholders’ deficit	(5,472)	(4,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$940	$1,378

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Sales - devices and disposables	$117	$-	$117	6
Cost of goods sold	38	-	38	2
Gross profit	79	-	79	4

Operating expenses:
Research and development	133	222	207	275
Sales and marketing	51	69	124	142
General and administrative	658	364	924	600
Total operating expenses	842	655	1,255	1,017

Loss from operations	(763)	(655)	(1,176)	(1,013)

Other income (expenses):
Interest expense	(157)	(75)	(303)	(139)
Interest income	-	-	-	3
Change in fair value of derivative liability	30	(7)	83	(7)
Gain from forgiveness of debt	15	16	31	33
Loss from extinguishment of debt	-	-	(32)	-
Other income	64	12	161	12
Total other income (expense)	(48)	(54)	(60)	(98)

Loss before income taxes	(811)	(709)	(1,236)	(1,111)
Provision for income taxes	-	-	-	-

Net loss	(811)	(709)	(1,236)	(1,111)
Preferred stock dividends	(45)	(49)	(83)	(88)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(856)	$(758)	$(1,319)	$(1,199)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	78,838	55,986	73,594	55,368
Diluted	78,838	55,986	73,594	55,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2025
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	-	$-	1	$61	-	$-	-	$32
Issuance of common stock for payment of Series F Preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 Preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Series F-2 to common stock	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2025	-	$-	1	$61	-	$-	-	$32

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	1	$834	1	$817	-	$452
Issuance of common stock for payment of Series F Preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 Preferred dividends	-	-	-	-	-	-
Conversion of Preferred Series F-2 to common stock	-	-	-	-	-	(14)
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2025	1	$834	1	$817	-	$438

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2025	77,968	$3,464	$143,616	$(132)	$(154,172)	$(5,028)
Issuance of common stock for payment of Series F Preferred dividends	624	1	62	-	-	63
Issuance of common stock for payment of Series F-2 Preferred dividends	319	-	31	-	-	31
Conversion of Preferred Series F-2 to common stock	60	-	14	-	-	-
Issuance of warrants with debt	-	-	8	-	-	8
Stock-based compensation	-	-	310	-	-	310
Accrued preferred dividends	-	-	-	-	(45)	(45)
Net loss	-	-	-	-	(811)	(811)
Balance at June 30, 2025	78,971	$3,465	$144,041	$(132)	$(155,028)	$(5,472)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	(105)	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	(1)	(109)	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	(2)	(439)	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-	(1)	(127)
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Conversion of debt to common stock and warrants	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2025	-	$-	-	$61	-	$-	-	$32

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1	$834	1	$817	-	$475
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	(37)
Issuance of warrants with debt	-	-	-	-	-	-
Conversion of debt to common stock and warrants	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2025	1	$834	1	$817	-	$438

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	65,131	$3,452	$142,501	$(132)	$(153,709)	$(4,889)
Issuance of common stock and warrants in private placement offering	2,045	2	203	-	-	205
Issuance of common stock for payment of Series D preferred dividends	52	-	7	-	-	7
Issuance of common stock for payment of Series E preferred dividends	49	-	7	-	-	7
Issuance of common stock for payment of Series F preferred dividends	624	1	62	-	-	63
Issuance of common stock for payment of Series F-2 preferred dividends	326	-	32	-	-	32
Conversion of Preferred Stock Series C to common stock	2,259	2	103	-	-	-
Conversion of Preferred Stock Series C1 to common stock	1,350	1	108	-	-	-
Conversion of Preferred Stock Series C2 to common stock	5,400	5	434	-	-	-
Conversion of Preferred Stock Series D to common stock	1,050	1	126	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	160	-	37	-	-	-
Issuance of warrants with debt	-	-	8	-	-	8
Conversion of debt to common stock and warrants	525	1	84	-	-	85
Stock-based compensation	-	-	329	-	-	329
Accrued preferred dividends		-	-	-	(83)	(83)
Net loss	-	-	-	-	(1,236)	(1,236)
Balance at June 30, 2025	78,971	$3,465	$144,041	$(132)	$(155,028)	$(5,472)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	1	$834	1	$838	-	$475
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2024	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at March 31, 2024	55,614	$3,441	$141,218	$(132)	$(151,559)	$(4,012)
Issuance of common stock for payment of Series D preferred dividends	71	-	6	-	-	6
Issuance of common stock for payment of Series F-2 preferred dividends	72	-	7	-	-	7
Issuance of common stock for payment of interest	510	1	47	-	-	48
Issuance of warrants with debt	-	-	12	-	-	12
Stock-based compensation	-	-	30	-	-	30
Accrued preferred dividends	-	-	-	-	(49)	(49)
Net loss	-	-	-	-	(709)	(709)
Balance at June 30, 2024	56,267	$3,442	$141,320	$(132)	$(152,317)	$(4,667)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	-	$105	1	$170	2	$439	1	$159
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 2024	-	$105	1	$170	2	$439	1	$159

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1	$834	1	$838	-	$475
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Settlement of previously accrued professional fees through common stock issuance	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at June 30, 2024	1	$834	1	$838	-	$475

			Additional
	Common Stock		Paid-In		Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2023	54,105	$3,441	$140,983	$(132)	$(151,118)	$(3,806)
Issuance of common stock for payment of Series D preferred dividends	125	-	15	-	-	15
Issuance of common stock for payment of Series E preferred dividends	52	-	8	-	-	8
Issuance of common stock for payment of Series F preferred dividends	445	-	54	-	-	54
Issuance of common stock for payment of Series F-2 preferred dividends	236	-	27	-	-	27
Issuance of common stock for payment of interest	904	1	104	-	-	105
Settlement of previously accrued professional fees through common stock issuance	400	-	57	-	-	57
Issuance of warrants with debt	-	-	12	-	-	12
Stock-based compensation	-	-	60	-	-	60
Accrued preferred dividends	-	-	-	-	(88)	(88)
Net loss	-	-	-	-	(1,111)	(1,111)
Balance at June 30, 2024	56,267	$3,442	$141,320	$(132)	$(152,317)	$(4,667)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,236)	$(1,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1	1
Depreciation	5	5
Amortization of debt issuance costs and discounts	135	50
Stock-based compensation	330	60
Change in fair value of derivative liability	(83)	7
Amortization of lease right-of-use-asset	47	42
Loss on extinguishment of debt	32	-
Gain from forgiveness of debt	(31)	(33)
Other non-cash expenses	13	6
Change in operating assets and liabilities:
Accounts receivable	(7)	4
Inventory	38	-
Other current assets	150	52
Accounts payable and accrued liabilities	327	323
Lease liabilities	(51)	(44)
Deferred revenue	(170)	324
NET CASH USED IN OPERATING ACTIVITIES	(500)	(314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement offering	205	-
Proceeds from notes payable	355	200
Payments of debt issuance costs	(45)	(17)
Payments made on notes payable	(218)	(185)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	297	(2)

NET CHANGE IN CASH	(203)	(316)

Cash at beginning of period	388	591

CASH AT END OF PERIOD	$185	$275

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$25	$21

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:

Dividends on preferred stock	$83	$88
Warrants issued with debt	$8	$12
Inception of derivative liability	$25	$6
Common stock issued for payment of interest	$-	$105
Common stock issued for payment of accrued dividends	$108	$104
Settlement of previously accrued professional fees through common stock issuance	$-	$57
Accrued payroll liability exchanged for promissory note	$-	$87
Conversion of Preferred Stock Series C to common stock	$103	$-
Conversion of Preferred Stock Series C1 to common stock	$109	$-
Conversion of Preferred Stock Series C2 to common stock	$439	$-
Conversion of Preferred Stock Series D to common stock	$127	$-
Conversion of Preferred Stock Series F-2 to common stock	$37	$-

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of June 30, 2025 and December 31, 2024, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2025 and 2024 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of June 30, 2025, it had an accumulated deficit of approximately $155.0 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete the development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At June 30, 2025, the Company had negative working capital of approximately $5.6 million, accumulated deficit of $155.0 million, and incurred a net loss including preferred dividends of $1.3 million for the six months then ended. Stockholders’ deficit totaled approximately $5.5 million at June 30, 2025, primarily due to recurring net losses from operations.

During the six months ended June 30, 2025, the Company received $0.2 million of proceeds from a private placement offering and $0.4 million of proceeds from issuances of notes payable. The Company will need to continue to raise capital in order to provide funding for its operations and FDA/NMPA approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Recently Issued Accounting Standard Updates (“ASUs”) Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. This ASU will result in the required additional disclosures being included in the Company’s consolidated financial statements once adopted.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. All public business entities, including those with non-calendar year ends, are required to adopt the new disclosure requirements in their first annual reporting period beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of ASU 2025-01 will have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the accounting guidance for determining whether a settlement of a convertible debt instrument should be accounted for as an induced conversion or as a debt extinguishment. Specifically, the amendments require that an inducement offer include, at a minimum, the form and amount of consideration that would have been issuable under the original conversion privileges and provide additional guidance for instruments with cash conversion features and volume-weighted average price (VWAP) formulas. The amendments also clarify that the induced conversion guidance can apply to convertible debt instruments that are not currently convertible, provided they contain a substantive conversion feature at issuance and at the date of the inducement offer.

ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for entities that have adopted ASU 2020-06. The amendments may be applied either prospectively to settlements occurring after the effective date or retrospectively to the beginning of the earliest period presented, provided such settlements occurred after the adoption of ASU 2020-06.

The Company is currently evaluating the impact that the adoption of ASU 2024-04 will have on its consolidated financial statements.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil and $137,770 as of June 30, 2025 and December 31, 2024, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024

Raw materials	$1,333	$1,362
Work-in-progress	48	46
Finished goods	32	43
Inventory reserve	(818)	(818)

Total inventory	$595	$633

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31,
	2025	2024

Equipment	$951	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,614	1,614
Less accumulated depreciation	(1,596)	(1,591)
Property, equipment and leasehold improvements, net	$18	$23

Depreciation expense related to property and equipment for the six months ended June 30, 2025 and 2024 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the six months ended June 30, 2025 and 2024.

Leases

A lease provides the lessee with the right to control the use of an identified asset for a period of time in exchange for consideration. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 are summarized as follows:

	(in thousands)
	June 30, 2025	December 31, 2024

Compensation	$471	$424
Professional fees	45	81
Interest	363	243
Vacation	29	26
Preferred dividends	201	227
Other accrued expenses	8	10

Total	$1,117	$1,011

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

Contract Balances

The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts billed or collected for which the related performance obligations have not been satisfied. Deferred revenue totaled $679,318, $848,917 and $424,225 as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively.

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of June 30, 2025 and December 31, 2024.

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

The Company has filed its 2024 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At June 30, 2025, the Company had approximately $62.8 million of net operating losses carryforward available, $2.9 million of which will expire on December 31, 2026. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable state’s level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

Warrants

The Company has issued warrants, which allow the warrant holder to purchase one share of stock at a specified price for a specified period of time Warrants are evaluated under the guidance in ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, to determine whether they should be classified as equity or as liabilities. The Company records equity-classified warrants at their fair value on the date of issuance, with the fair value estimated using the Black-Scholes or binomial option pricing models. Warrants classified as liabilities are recorded at fair value on the date of issuance and remeasured to fair value at each reporting date until the warrants are exercised, expire, or are otherwise settled, with changes in fair value recognized in the statements of operations.

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

During the six months ended June 30, 2025, the Company recognized $59,163 of expense for stock options and expense of $270,389 related to warrants pursuant to an agreement approved by the Board of Directors on June 3, 2025 (see Note 6, “Commitments and Contingencies”, for details).

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

In connection with the March Purchase Agreement, the Company entered into an exchange agreement with Dr. Imhoff, whereby Dr. Imhoff agreed to exchange a $25,000 note payable and accrued interest of $1,307 for 263,069 units as described above. Additionally, the Company entered into an exchange agreement with Mr. James, whereby Mr. James agreed to exchange a $25,000 note payable and accrued interest of $1,295 for 262,945 units as described above. During the six months ended June 30, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements.

C-1 and C-2 Preferred Stock Exchanges

On March 3, 2025, the Company entered into exchange agreements with certain accredited investors, including Mark Faupel and John Imhoff, members of the Company’s board of directors, to exchange 675 shares of Series C-1 Preferred Stock and 2,700 shares of Series C-2 Preferred stock into 6,750,000 shares of common stock.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of June 30, 2025 and December 31, 2024, 78,971,323 and 65,130,623 shares of common stock were issued and outstanding, respectively.

During the six months ended June 30, 2025, the Company issued 13,840,700 shares of common stock, as summarized below:

Number of Shares
Issuance of common stock in private placement offering	2,571,023
Issuance of common stock for payment of Preferred Series D dividends	51,555
Issuance of common stock for payment of Preferred Series E dividends	48,668
Issuance of common stock for payment of Preferred Series F dividends	624,373
Issuance of common stock for payment of Preferred Series F-2 dividends	326,391
Conversion of Preferred Series C stock to common stock	2,258,690
Conversion of Preferred Series C-1 stock to common stock	1,350,000
Conversion of Preferred Series C-2 stock to common stock	5,400,000
Conversion of Preferred Series D stock to common stock	1,050,000
Conversion of Preferred Series F-2 stock to common stock	160,000
Total common stock issued during the six months ended June 30, 2025	13,840,700

Summary table of common stock transactions:
Shares outstanding at December 31, 2024	65,130,623
Common shares issued during the six months ended June 30, 2025	13,840,700
Shares outstanding at June 30, 2025	78,971,323

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. During the six months ended June 30, 2025, the Company issued 2,258,690 common shares to Dr. Imhoff for the conversion of his 286 Series C Convertible Preferred shares. At June 30, 2025 and December 31, 2024, there were nil and 286 shares outstanding, respectively.

Holders of the Series C Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of June 30, 2025 and December 31, 2024.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 374.25 and 1,049.25 shares were issued and outstanding at June 30, 2025 and December 31, 2024, respectively. The C1 Convertible Preferred Stock has a conversion price of $0.50 per share.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Convertible Preferred Stock, including the chairman of the Company’s board of directors, the former Chief Operating Officer (now the Chief Executive Officer) and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Convertible Preferred Stock. In total, for 3,262.25 shares of Series C1 Convertible Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Convertible Preferred Stock. At June 30, 2025 and December 31, 2024, there were nil and 2,700 shares outstanding.

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 88 and 438 of which remained outstanding as of June 30, 2025 and December 31, 2024, respectively. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

Initially, each share of Series D Preferred Stock was convertible, at the option of the holder, at any time during the five-year period following issuance, into that number of shares of common stock determined by dividing the stated value by $0.25, subject to certain adjustments set forth in the Series D Certificate of Designation (the “Series D Conversion Price”). The conversion was subject to a 4.99% beneficial ownership limitation, which could be increased to 9.99% at the holder’s election. If the average of the VWAPs (as defined in the Series D Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series D Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 1,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series D Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the six months ended June 30, 2025, the Company issued 900,000 common shares to Dr. Imhoff for the conversion of his 300 Series D Convertible Preferred shares. During the six months ended June 30, 2025, the Company issued 51,555 shares of common stock for payment of accrued Series D Preferred Stock dividends. As of June 30, 2025, and December 31, 2024, the Company had accrued dividends for the Series D Preferred Stock of $148 and $8,360, respectively.

Series E Convertible Preferred Stock

The Board designated 5,000 shares of preferred stock as Series E Preferred Stock, 883 of which remained outstanding as of June 30, 2025 and December 31, 2024. During year ended December 31, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The stated value and liquidation preference on the Series E Preferred Stock is $1,736.

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

During the six months ended June 30, 2025, the Company issued 48,668 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of June 30, 2025 and December 31, 2024, the Company had accrued dividends of $57,592 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 981 of which remained outstanding as of June 30, 2025 and December 31, 2024. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

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

During the six months ended June 30, 2025, the Company issued 624,373 shares of common stock for payment of accrued Series F Preferred Stock dividends. As of June 30, 2025 and December 31, 2024, the Company had accrued dividends for Series F preferred shares of $15,369 and $44,799, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 480 and 520 of which were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. Each Series F-2 Preferred share is convertible into 4,000 shares of common stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

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

During the six months ended June 30, 2025, the Company issued 326,391 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of June 30, 2025 and December 31, 2024, the Company had accrued dividends for Series F-2 preferred shares of $7,404 and $23,518, respectively.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the six months ended June 30, 2025 and 2024:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2024	37,174,468	$0.42
Warrants issued	2,656,023	0.13
Outstanding, June 30, 2025	39,830,491	$0.40

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	1,000,000	0.30
Warrants expired	(761,500)	0.37
Outstanding, June 30, 2024	28,823,080	$0.50

Warrants Issued in 2025

During the six months ended June 30, 2025, the Company issued 2,571,023 warrants pursuant to the March Purchase Agreement.

During the six months ended June 30, 2025, the Company issued 85,000 warrants in conjunction with the issuances of $85,000 of notes payable to unaffiliated third parties. See Note 7, “Notes Payable” for additional details. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	3.0
Volatility	203.3%
Risk-free interest rate	4.0%
Dividend yield	0.0%

Warrants Issued in 2024

During the six months ended June 30, 2024, the Company issued 900,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

During the six months ended June 30, 2024, the Company issued 100,000 warrants in conjunction with the issuance of a $100,000 note payable to an unaffiliated third party. See Note 7, “Notes Payable” for additional details. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	389.2%
Risk-free interest rate	4.4%
Dividend yield	0.0%

4.   STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. As of June 30, 2025, 500,000 of the outstanding stock options were granted outside of the Plan and the shares available for issuance under the Plan were 470,341.

The following tables summarize the Company’s stock option activity and related information for the six months ended June 30, 2025 and 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$-
Options granted	625,000	$0.14
Options forfeited	(24,205)	$0.21
Options expired	(413,636)	$0.46
Options outstanding as of June 30, 2025	3,070,795	$0.29	7.4 years	$138,448
Options exercisable as of June 30, 2025	2,191,364	$0.35	6.6 years	$49,303

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options outstanding as of June 30, 2024	2,338,636	$0.41	6.1 years	$-
Options exercisable as of June 30, 2024	1,980,114	$0.43	5.6 years	$-

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of June 30, 2025 and the exercise price, multiplied by the number of options. As of June 30, 2025, there was $131,435 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.1 years.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. During the six months ended June 30, 2025 and 2024, the Company recognized expense for stock options of $59,163 and $29,673, respectively.

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

As of June 30, 2025, and December 31, 2024, there was no accrual recorded for any potential losses related to pending litigation.

6. COMMITMENTS AND CONTINGENCIES

Operating Lease

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property. The lease for our corporate offices, which will terminate on May 31, 2026, includes a renewal option that allows the Company to extend the term for an additional five years through May 31, 2031; however, it is not reasonably certain that the option will be exercised. Total operating lease cost recognized for this was $54,702 for the six months ended June 30, 2025 and 2024. The table below presents total operating lease right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024:

	(in thousands)
	June 30,	December 31
	2025	2024
Operating lease right-of-use assets	$94	$141
Operating lease liabilities	$104	$155

The table below presents the maturities of operating lease liabilities as of June 30, 2025:

(in thousands)
Operating
Lease Payments
2025 (remaining)	60
2026	50
Total future lease payments	110
Less: discount	(6)
Total lease liabilities	$104

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of June 30, 2025 and December 31, 2024

	(in thousands)
	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	0.9	1.4
Weighted average discount rate	11.4%	11.4%

Related Party Contracts

Executive Compensation Agreement

On June 3, 2025, the Company's Board of Directors approved a revised compensation agreement for the Company’s Chief Executive Officer (“CEO”), Dr. Mark Faupel. As of June 30, 2025, Dr. Faupel is entitled to:

1.	Warrants previously included in Dr. Faupel’s prior compensation agreement to purchase an additional 4,000,000 shares of common stock, exercisable upon specific regulatory approvals:

•	2,500,000 warrants upon receipt of an Approvable Letter from the U.S. FDA for the LuViva Advanced Cervical Scan;

•	1,500,000 warrants upon receipt of an Approvable Letter or equivalent approval from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan.

•

These warrants have an exercise price of $0.40 per share, include a cashless exercise option, and will expire five years from becoming exercisable, with a maximum term of ten years from issuance. As of June 30, 2025, the Company has concluded it is not probable that the performance conditions related to the above warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.

2.

An additional warrant granted under the revised agreement to purchase 2,000,000 shares of common stock, exercisable upon filing data from the U.S. pivotal trial with the FDA, with an exercise price of $0.25 per share, including a cashless exercise option, expiring five years from issuance. As of June 30, 2025, the Company has concluded it is probable that the performance condition related to the above warrants will be achieved, and as a result recognized compensation expense of $270,389 during the six months ended June 30, 2025, representing the full fair value of the warrants on the grant date (recognized immediately as the performance condition was deemed probable, although the warrants have not yet been issued).

Additionally, deferred salary of $373,783 accrued as of May 23, 2025, will continue accruing interest at an annual rate of 6%, and Mr. Faupel’s annual compensation was increased to $240,000 effective June 1, 2025. Up to $100,000 of this salary may be deferred at Mr. Faupel's discretion, accruing interest at 6%. As of December 31, 2025, all accrued and future deferred compensation amounts will be convertible at Mr. Faupel’s option into common shares at a conversion price of $0.25 per share. All amounts owed to Mr. Faupel will be due within ten business days if his position as CEO is terminated by the Board.

Related Party Debt

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. In connection with the March Purchase Agreement, the Company entered into agreements to exchange the outstanding debt for common stock and warrants. See Note 9, “Related Party Debt” for additional details.

License Agreement with Shenghuo Medical, LLC

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

Royalty Agreement

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

Director Consulting Agreement

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

During the six months ended June 30, 2025 and 2024, the Company issued nil and 900,000 warrants to Mr. Blumberg pursuant to the agreement. Total unrecognized expense for the warrants was nil as of June 30, 2025.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche of warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) would have exceeded $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche of warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP would have exceeded $1.50 within two years of the closing of the financing, the Company would have issued an additional 600,000 warrants (“third tranche of warrants”) to Mr. Grujic. As of June 30, 2025, the deadlines to achieve the respective stock prices have passed and the second and third tranches of warrants will therefore not be issued.

Pursuant to the agreement, the Company also agreed to pay the Advisory Group $2,000 per month for 12 months, starting the month after the closing of the Transaction. Subsequently, the agreement was amended to extend the term of the agreement to September of 2024. On November 1, 2024, the Company entered into a new consulting agreement with Ironstone Capital Corp. (“Ironstone”), pursuant to which the Company agreed to pay $2,500 per month for continued advisory and consulting services, for a term of six months. Subsequent to June 30, 2025, the agreement with Ironstone was extended. See Note 13, “Subsequent Events” for details.

The Company estimated the fair value of the first tranche warrants issued in September 2022 using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	2.0
Volatility	173.0%
Risk-free interest rate	3.4%
Dividend yield	0.0%

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of June 30, 2025.

The Company estimated the fair value of the second tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	1.0
Volatility	144.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

Expense related to the second tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of June 30, 2025.

The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized nil expense for the third tranche of warrants during the three and six months ended June 30, 2025. The Company recognized $15,466 and $30,932 of expense for the third tranche of warrants during the three and six months ended June 30, 2024, respectively. Unrecognized expense for the third tranche of warrants was nil as of June 30, 2025.

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

Under the terms of the agreement, the Handheld Unit and Base Unit constitute an Instrumentation Package or “IP”. An IP and mobile cart with a monitor constitute a fully functional LuViva device ready for sale. SMI will be responsible for the manufacture of the mobile carts that house the IPs and the display monitor. All active purchase orders will be revised to include 100 IPs to be provided by the Company to SMI and/or its distribution partners to meet expected demand, as summarized below:

1.	Forty-seven (47) of the 100 IPs will be provided by the Company to SMI, at an approximate price of $1,351,250; the number of IPs may be reduced as full payment was delayed beyond the end of 2024.
2.	Thirty-five (35) of the 100 IPs will be provided by the Company to SMI or to one of SMI’s distributors, at a total price of $700,000.
3.	Eighteen (18) of the 100 IPs will be provided to SMI at no additional charge, beyond what has already been paid by SMI.

To meet demand in 2025, SMI agreed to purchase a minimum of 1,500,000 RFID chips, at prices ranging between $1.00 and $1.40 per chip. Additionally, SMI agreed to purchase an additional 100 IPs.

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

On May 8, 2025, the Company and SMI signed an extension agreement that becomes effective once SMI or its partners/investors make certain cash payments in accordance with purchase orders issued by SMI and its partners.  During the six months ended June 30, 2025, SMI made a required $130,000 payment, upon which the agreement was extended until September 30, 2025. As of June 30, 2025, SMI was in contractual default due to late payments totaling $200,000 and failure to provide certain data to the Company as set forth in its agreements with the Company.

During the six months ended June 30, 2025, the Company and SMI agreed to apply previous payments of $180,000 towards reimbursement of expenses the Company incurred in prior periods. As a result of this agreement, the Company recognized $183,525 of deferred revenue in income, which is included in “Other income” during the six months ended June 30, 2025.

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

Tariffs imposed and/or publicly contemplated by the U.S. government in 2025, particularly those affecting imports from China, create significant uncertainty with respect to future tax and trade regulations and the potential competitive effects of such actions. Although the countries in which our products are manufactured or imported may from time to time impose additional quotas, duties, tariffs, or other restrictions, or adversely modify existing ones, we have established an auxiliary manufacturing site in Hungary. This strategic initiative helps mitigate our exposure to currently imposed tariffs, particularly those targeting Chinese imports, and limits the overall impact on our operations. Nevertheless, it remains unclear what the U.S. administration or foreign governments specifically will or will not do with respect to tariffs, tax policies, or other international trade agreements, regulations, and policies. A trade war, other governmental actions related to tariffs or international trade agreements, or changes in U.S. or foreign social, political, regulatory and economic conditions—especially as they relate to manufacturing and investment—could still materially adversely affect the Company’s business, financial condition, operating results, and cash flows.

7.   NOTES PAYABLE

Short-term Promissory Notes

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. As of June 30, 2025 and December 31, 2024, the outstanding principal balance on the note was nil and $10,000, respectively. The promissory note accrued total interest of $5,000 and matured on February 1, 2025. Monthly payments of $10,000 were due on the note, beginning September 1, 2024 until January 1, 2025, while the interest payment was due on February 1, 2025. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028. The warrants, which had an estimated fair value of $6,329, were recorded as a discount on the note payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.9%
Dividend yield	0.0%

On July 4, 2024, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,556. Monthly payments of $12,025 are due on the note, including interest incurred at a rate of 8.8%. The note, which matured on May 4, 2025, had an outstanding balance of nil and $59,255 as of June 30, 2025 and December 31, 2024, respectively.

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6.0% per annum, matures on May 5, 2028. The total balance of the promissory note was $59,162 as of June 30, 2025, of which $24,000 is included in “Short-term notes payable” on the unaudited condensed consolidated balance sheets and $35,162 is included in “Long-term notes payable.” The total principal balance of the promissory note was $71,162 as of December 31, 2024, of which $24,000 is included in “Short-term notes payable” on the condensed consolidated balance sheets and $47,162 is included in “Long-term notes payable.” Total accrued interest on the promissory note was $5,409 and $3,424 as of June 30, 2025 and December 31, 2024, respectively.

The following tables summarize notes payable (in thousands):

	Notes Payable (in thousands)
	June 30, 2025	December 31, 2024
Short-term promissory notes	$-	$10
Deferred compensation note	59	71
Insurance policy financing	-	59
Debt discount	-	(1)
Total	59	139

Less: Current portion of notes payable	(24)	(92)
Total long-term notes payable	$35	$47

Future debt obligations at June 30, 2025 for notes payable are as follows:

Year	Amount (thousands)
2025 (remaining)	12
2026	24
2027	23
Total	$59

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

At June 30, 2025 and December 31, 2024, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $206,225 and $103,960, respectively. After the May 17, 2024 maturity date, the interest rate increased to the default rate of 18.0%. As of June 30, 2025 and December 31, 2024, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible notes payable in default” within the condensed consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Convertible promissory notes	$570	$330
Unamortized debt issuance costs	(8)	(3)
Debt discount	(141)	(196)
Convertible promissory notes	$421	$131

1800 Diagonal Lending LLC Notes

On June 11, 2024, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending LLC (“Diagonal Lending”). The convertible note issued to Diagonal Lending had a total principal balance of $100,050 and an original issue discount of $13,050. The note, which accrued total interest of $14,007, matured on April 15, 2025. A payment of $57,029 was due on the note on December 15, 2024. The remaining balance due, including accrued interest, was paid in monthly payments of $14,257 from January 15, 2025 through April 15, 2025.

On July 22, 2024, the Company entered into a securities purchase agreement and contingently convertible note with 1800 Diagonal Lending LLC. The convertible note issued to Diagonal Lending had a total principal balance of $62,100 and an original issue discount of $8,100. The note, which accrued total interest of $8,694, matured on May 30, 2025. A payment of $35,397 was due on the note on January 30, 2025. The remaining balance due, including accrued interest, was paid in monthly payments of $8,849 from February 28, 2025 through May 30, 2025.

On April 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending. The convertible note issued to Diagonal Lending had a total principal balance of $149,500 and an original issue discount of $19,500. The note, which will accrue total interest of $16,445, will mature on January 30, 2026. A payment of $82,973 is due on the note on September 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $20,743 from October 30, 2025 through January 30, 2026. The note may be prepaid at any time without penalty. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

On May 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending (together with the previously issued notes, the “Notes”). The convertible note issued to Diagonal Lending had a total principal balance of $120,750 and an original issue discount of $15,750. The note, which will accrue total interest of $13,282, will mature on February 28, 2026. A payment of $67,016 is due on the note on October 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $16,754 from November 30, 2025, through February 28, 2026. The note may be prepaid at any time without penalty. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

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

At June 30, 2025, the balance due on the Notes was $270,250 and is presented net of total unamortized debt discounts and debt issuance costs of $52,434 within “Short-term convertible debt, net of discounts” on the condensed consolidated balance sheet. At December 31, 2024, the balance due on the Notes was $115,681 and is presented net of total unamortized debt discounts and debt issuance costs of $16,423 within “Short-term convertible debt, net of discounts” on the condensed consolidated balance sheet. Total accrued interest as of June 30, 2025 and December 31, 2024 was $10,244 and $7,518, respectively.

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

On December 5, 2024, the Company amended the payment terms of the convertible promissory note. In accordance with the amended agreement, the note will mature on June 4, 2026, upon which payment of the full principal balance and accrued interest is due. The Holder will have an option to convert the principal and accrued interest due on each payment date to common stock at the following conversion prices:

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

At June 30, 2025, the balance due on the convertible promissory note was $200,000 and is presented net of total unamortized debt discounts of $89,520, which is included in “Short-term convertible debt, net of discounts” on the condensed consolidated balance sheet. At December 31, 2024, the balance due on the convertible promissory note was $200,000 and is presented net of total unamortized debt discounts of $183,176, of which $2,583 is included in “Short-term convertible debt, net of discounts” and $14,241 is included in “Long-term convertible debt, net of discounts” on the condensed consolidated balance sheet. Total accrued interest as of June 30, 2025 and December 31, 2024 was $13,800 and $1,733, respectively.

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

The total outstanding balance of the convertible note was $15,000 as of June 30, 2025 and December 31, 2024. The balance is included within “Short-term convertible debt” on the condensed consolidated balance sheets. Total accrued interest on the Auctus convertible note was $117,167 and $116,412 as of June 30, 2025 and December 31, 2024, respectively.

Other Convertible Promissory Notes

On May 2, 2025, the Company issued a promissory note totaling $75,000 to an unaffiliated third party. The promissory note, which matures on May 2, 2026, accrues interest at a rate of 12.0% per annum. In the event of default, the promissory note accrues interest at the default rate of 15.0% per annum. The principal balance and all accrued and unpaid interest are due at maturity. On the maturity date, the Company may give the holder of the promissory note the option of converting the balance to common shares at a conversion rate of $0.20 per share. The holder of the promissory note also received 75,000 common stock purchase warrants, which have an exercise price of $0.20 and will expire on May 1, 2028. The warrants, which are classified as equity under ASC 815-40 and had an estimated fair value of $7,072, were recorded as additional paid-in capital with an offsetting discount on the note payable. As of June 30, 2025, the unamortized discount and accrued interest on the promissory note was $5,929 and $1,455, respectively.

On May 22, 2025, the Company issued a promissory note totaling $10,000 to an unaffiliated third party. The promissory note, which matures on May 22, 2026, accrues interest at a rate of 12.0% per annum. In the event of default, the promissory note accrues interest at the default rate of 15.0% per annum. The principal balance and all accrued and unpaid interest are due at maturity. On the maturity date, the Company may give the holder of the promissory note the option of converting the balance to common shares at a conversion rate of $0.20 per share. The holder of the promissory note also received 10,000 common stock purchase warrants, which have an exercise price of $0.20 and will expire on May 21, 2028. The warrants, which are classified as equity under ASC 815-40 and had an estimated fair value of $1,134, were recorded as additional paid-in capital with an offsetting discount on the note payable. As of June 30, 2025, the unamortized discount and accrued interest on the promissory note was $1,013 and $128, respectively.

9.  RELATED PARTY DEBT

Short-Term Notes Payable Due to Related Parties

During the year ended December 31, 2024, the Company issued promissory notes totaling $75,000 to members of the Board of Directors. The promissory notes accrued interest at a rate of 9.0%. The holders of the promissory notes also received 75,000 common stock purchase warrants, which have exercise prices of $0.25 and will expire four years after issuance. The warrants, which are classified as equity under ASC 815-40 and had an estimated fair value of $8,800, were recorded as a discount on the notes payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected term (years)	4.0
Volatility	397.1%
Risk-free interest rate	3.9%
Dividend yield	0.0%

During the six months ended June 30, 2025, the Company entered into an exchange agreements with two members of the Board of Directors to exchange $50,000 of notes payable and accrued interest of $2,602 for 526,014 shares of common stock and 526,014 warrants to purchase up to 526,014 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share. During the six months ended June 30, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements, equal to the excess of fair value of the common stock and warrants over the value of the debt and accrued interest. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	191.5%
Risk-free interest rate	4.0%
Dividend yield	0.0%

The outstanding principal and associated debt discounts as of June 30, 2025 and December 31, 2024 are presented below (in thousands):

	Short-Term Notes Payable Due to Related Parties
	June 30, 2025	December 31, 2024
Short-term promissory notes	$25	$75
Debt discount	-	(5)
Short-term notes payable due to related parties	$25	$70

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

On February 18, 2023, the Company amended the terms of the promissory notes held by Mark Faupel and Gene Cartwright. Under the terms of the new agreements, the promissory notes matured on February 18, 2025. On March 7, 2025, the Company amended the terms of the promissory note held by Mark Faupel. Under the terms of the new agreement, the promissory note will mature on February 18, 2026. The balance owed to Mr. Cartwright was overdue as of June 30, 2025.

The tables below summarize the outstanding balance of debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2024	67
Balance outstanding at December 31, 2024	$189

Interest accrued through June 30, 2025	4
Balance outstanding at June 30, 2025	$193

For Dr.Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2024	108
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2024	$302

Interest accrued through June 30, 2025	7
Balance outstanding at June 30, 2025	$309

On March 22, 2021, the Company entered into an exchange agreement with Richard Fowler, a former executive of the Company. As of December 31, 2020, the Company owed Mr.  Fowler $546,214 ($412,624 in deferred salary and $133,590 in accrued interest). The Company exchanged $50,000 of the amount owed of $546,214 for 50 shares of Series F-2 Preferred Stock (convertible into 200,000 shares of common stock), and a $150,000 unsecured note. The note accrues interest at the rate of 6.0% (18.0% in the event of default) beginning on March 22, 2022 and is payable in monthly installments of $3,600 for four years, with the first payment due on March 15, 2022. The effective interest rate of the note is 6.18%.

During the three and six months ended June 30, 2025, Mr. Fowler forgave $15,381 and $31,018 of the outstanding balance of deferred compensation, respectively. During the three and six months ended June 30, 2024, Mr. Fowler forgave $16,401 and $33,060 of the outstanding balance of deferred compensation, respectively. As of June 30, 2025, Mr. Fowler may forgive up to $33,223 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of June 30, 2025, the outstanding principal amount owed on the note was $23,459, which is included in “Current portion of long-term debt, related parties” in the condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal amount owed on the note was $43,895, of which $41,489 is included in “Current portion of long-term debt, related parties” and $2,406 is included in “Long-term debt, related parties” in the condensed consolidated balance sheet.

Future debt obligations at June 30, 2025 for debt owed to related parties are as follows:

Year	Amount (in thousands)
2025 (remaining)	330
2026	195
Total	$525

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

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the six months ended June 30, 2025 and 2024, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At June 30, 2025 and 2024, these instruments were convertible into 55,565,088 and 53,674,649 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	Six Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders	(1,319)	(1,199)
Basic weighted average number of shares outstanding	73,594	55,368
Net loss per share attributable to common stockholders (basic)	(0.02)	(0.02)
Diluted weighted average number of shares outstanding	73,594	55,368
Net loss per share attributable to common stockholders (diluted)	(0.02)	(0.02)

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

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.
•	The expected conversion price was determined using the forecast and the contractual terms of the convertible note agreements.
•	The probability and timing of potential conversions are based on management’s best estimate of the future settlements of the convertible notes.

The following tables presents the fair value of the bifurcated conversion options as of June 30, 2025 and December 31, 2024:

	Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Total
Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$60	$60

Total short-term liabilities at fair value	$-	$-	$60	$60

	Fair Value at December 31, 2024 (in thousands)
	Level 1	Level 2	Level 3	Total
Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$118	$118

Total short-term liabilities at fair value	$-	$-	$118	$118

Derivative financial instruments and changes thereto recorded in the six months ended June 30, 2025 and 2024 include the following:

	Six Months Ended June 30,
	2025	2024

Fair value, beginning of period	$118	$-
Inception of derivative liability	25	5
Change in fair value of beneficial conversion features	(83)	7

Fair value, end of period	$60	$12

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

13.  SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company permitted the holder of the Flynn D. Case Living Trust promissory notes to convert $75,000 of principal and $13,800 of accrued interest outstanding into 498,752 shares of common stock.

Subsequent to June 30, 2025, the Company issued 813,916 shares of common stock for payment of interest on the 10% unsecured senior convertible debentures.

On July 30, 2025, the Company entered into the First Amendment to the Consulting Agreement with Ironstone. The amended agreement extended the agreement through January 31, 2026. All other terms and conditions of the original agreement remain unchanged.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2024 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the extent to which certain debt holders may call the notes to be paid;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	The impact of the conflict between Russia and Ukraine on economic conditions in general and on our business operations;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products;
•	the potential for adverse effects on our operations, supply chain, and cost structure resulting from tariffs, trade restrictions, or other international trade policies; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception in 1992 as SpectRx, Inc. and, as of June 30, 2025, we have an accumulated deficit of approximately $155.0 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with SMI, we currently hold and expect to generate additional purchase orders which we expect to result in actual sales of approximately $2.0 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales, in part because demand for LuViva is contingent upon Chinese regulatory approval which has not yet been achieved. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia, for which we have received the necessary regulatory approvals and are preparing to fulfill. These orders are expected to result in approximately $200,000 in revenue for 2025. When combined with sales to our Chinese partner, these constitute what we view as the current demand for our products.

In the United States, the Company is actively pursuing FDA approval by conducting a clinical trial involving approximately 400 study participants, with the exact number depending in part on the numbers of women in the study both with and without cervical disease. The study protocol was drafted with input from FDA and physicians at the clinical centers that are participating in the study. In 2023, FDA completed its review of the protocol and had no further recommendations or questions. Also in 2023, four clinical sites agreed to participate in the study and all four of the study sites were fully IRB approved. The protocol was also approved by an independent, nationally recognized institutional review board. All four sites have received LuViva devices and were trained in their use. All four sites have undergone multiple clinical study monitoring visits by the Company’s clinical study monitors. Clinical study monitoring visits are required by FDA to ensure that the study is being conducted under FDA guidelines and in compliance with the study protocol.

On August 13, 2025 the Company announced that it had surpassed the minimum number of enrolled subjects, both for each individual site and for the entire study. Based on this achievement, data analysis has begun. The initial analysis will focus on determining the number of study subjects with and without significant cervical disease to ensure that adequate numbers of both have been enrolled and tested. While this is occurring, study site close-out and monitoring visits are being scheduled. Below is a summary of the status of the study:

1.	As of August 1, 2025, approximately 430 patients have been enrolled and tested, which is above the target minimum number needed to file the application with the FDA.

2.	There have not been any adverse events reported related to the use of LuViva.

3.	All four monitored clinical study sites adhered to the study protocol and have completed the necessary case report forms according to FDA standards.

Based on current and expected enrollment rates, we expect the study to be completed in 2025, depending in part by how many women are diagnosed with cervical disease. However, there can be no assurance that the study will progress and be completed within the expected timeframe, or ever.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, filed the application with NMPA for approval of LuViva as a Class 3 medical device in China on October 16, 2024. The results for the 449 women tested by LuViva were better than required by NMPA with a sensitivity of 83% and a specificity of 54%. There were no adverse events reported during the use of LuViva in the study, adding further evidence as to the safety of the technology. The NMPA application was accepted as complete and is under review. SMI has informed us that a mandatory inspection of their manufacturing site has been scheduled for October of 2025, which is consistent with NMPA approval later this year, although there can be no assurance that NMPA approval will occur within the projected time frame, or ever.

GTI has contracted to supply LuViva with a separate Chinese medical device distributor, Hangzhou Dongye Medical Technology Company, Ltd. (“HDMT”). The purchase order from HDMT is for 35 LuViva devices and total payments of $700,000 to GTI. Payments of $100,000 have been received and the first three devices are expected to ship this quarter with subsequent devices being shipped over a seven-month period as payments are received.

As of August 1, 2025, SMI is in contractual default due to late payments totaling $200,000 and failure to provide certain data to the Company as set forth in its agreements with the Company. If the defaults are not cured to the satisfaction of the Company, we have the right to seek additional partners and agreements such as we have with HDMT.

In Europe, our distribution partners, Newmars Medical Technologies (“Newmars”), is actively pursuing potential customers in Poland, Hungary and Romania, where we have obtained the required approvals to sell our products though Newmars. In addition, an application for approval has been filed in Russia, although current geopolitics presents uncertainty as to the ability to sell and market new medical technology in that country. Despite this challenge, on August 11, 2025, we were informed by Newmars that full approval to market and sell LuViva in Russia had at last been granted.

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions for supplying LuViva to the Turkish Ministry of Health (“MOH”). The current plan involves a collaboration with MOH to conduct a clinical study in Turkey to support the use of LuViva for primary screening of cervical cancer as a replacement for the Pap test under the public health system. The MOH has informed us that this would potentially involve up to 20 million tests annually in Turkey paid for by the Turkish national healthcare system. The clinical study is expected to involve about 800 patients, take less than six months to complete and will be funded by the MOH.

In Indonesia, our contracted distributors are in discussions with the local government hospital system of Sulawesi, one of the nation’s most populous islands. During the fourth quarter of 2024, we received an order and full payment for four devices from Indonesia. We expect to ship these devices in the third quarter of this year.

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

Allowance for Credit Losses: Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The allowance for credit losses was immaterial as of June 30, 2025 and December 31, 2024.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the three months ended June 30, 2025 were $117,462, compared to nil for the three months ended June 30, 2024. The majority of our revenue in the current period was derived from the shipment of 3 instrumentation packages and 49,031 RFID chips. Cost of goods sold was $38,212 during the three months ended June 30, 2025, compared to nil during the three months ended June 30, 2024. As of June 30, 2025, we have a deferred revenue balance of $679,318, which will be recognized as revenue when our products are shipped, which is expected to occur in 2025 upon receiving NMPA approval.

Research and Development Expenses: Research and development expenses were $132,688 and $221,565 during the three months ended June 30, 2025 and 2024, respectively. The decrease of $88,887, or 40.1%, was primarily due to $81,994 lower costs for sponsored research and $7,509 lower travel costs related to our clinical trials during the three months ended June 30, 2025.

Sales and Marketing Expenses: Sales and marketing expenses were $50,564 and $69,231 during the three months ended June 30, 2025 and 2024, respectively. The decrease of $18,667, or 27.0%, was primarily due to $10,118 lower salaries and benefits expenses and $5,799 lower rent expense allocated to our sales & marketing department.

General and Administrative Expense: General and administrative expenses were $658,112 and $363,989 during the three months ended June 30, 2025 and 2024, respectively. The increase of $294,123, or 80.8%, was primarily driven by an increase of $279,343 in payroll and benefits (including payroll taxes), which was primarily due to a one-time charge of $270,389 for warrants included in a board-approved compensation package for Dr. Faupel during the current period. Additionally, the Company recognized $25,030 of additional stock-based compensation expense during the current period. These increases were offset by a decrease of $10,000 in attorney fees.

Interest Expense: Interest expense was $156,549 and $75,372 during the three months ended June 30, 2025 and 2024, respectively. The increase of $81,177, or 107.7%, was primarily due to additional interest expense (including amortization of debt discounts and issuance costs) of $49,912 for the promissory notes issued to Flynn Case Living Trust and $31,131 for the promissory notes issued to Diagonal Lending during the three months ended June 30, 2025.

Change in fair value of derivative liability: The change in the fair value of our derivative liability resulted in a gain of $30,370 during the three months ended June 30, 2025 versus a loss of $7,350 during the three months ended June 30, 2024. The change in the fair value was attributed to changes in our forecasted stock price and the expiration of a conversion option.

Gain from Forgiveness of Debt: The gain from forgiveness of debt of $15,381 and $16,401 during the three months ended June 30, 2025 and 2024, respectively, was materially consistent period over period and was due to forgiveness of debt from our creditors.

Other Income: Other income was $63,931 and $11,515 during the three months ended June 30, 2025 and 2024, respectively. The increase was primarily due to $52,400 of funds received from the Internal Revenue Service related to refundable payroll tax credits under the Employee Retention Credit program.

Preferred Stock Dividends: Expense related to preferred stock dividends of $45,479 and $48,929 for the three months ended June 30, 2025 and 2024, respectively, was materially consistent over the two periods.

Net Loss: Net loss attributable to common stockholders was $856,477 and $758,180 during the three months ended June 30, 2025 and 2024, respectively. The reasons for the increase in our net loss are outlined above.

There was no income tax benefit recorded for the three months ended June 30, 2025 or 2024, due to recurring net operating losses.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the six months ended June 30, 2025 were $117,462, compared to $5,720 for the six months ended June 30, 2024. The majority of our revenue in the current period was derived from the shipment of 3 instrumentation packages and 49,031 RFID chips. Cost of goods sold was $38,212 during the six months ended June 30, 2025, compared to $1,875 during the six months ended June 30, 2024. As of June 30, 2025, we have a deferred revenue balance of $679,318, which will be recognized as revenue when our products are shipped, which is expected to occur in 2025 upon receiving NMPA approval.

Research and Development Expenses: Research and development expenses were $206,810 and $275,119 during the six months ended June 30, 2025 and 2024, respectively. The decrease of $68,309, or 24.8%, was due to a $53,854 decrease in clinical trial costs, a $7,657 decrease in patent management fees, a $7,638 decrease in travel expenses for clinical trials, and a $5,394 decrease in payroll during the six months ended June 30, 2025. These decreases were offset by an increase of $7,271 in consulting fees.

Sales and Marketing Expenses: Sales and marketing expenses were $123,511 and $141,803 during the six months ended June 30, 2025 and 2024, respectively. The decrease of $18,292, or 12.9%, was primarily due to a decrease of $9,574 in salaries & benefits, a $5,838 decrease in rent expense allocated to our sales & marketing department and a decrease of $2,663 in travel expenses.

General and Administrative Expense: General and administrative expenses were $925,032 and $600,216 during the six months ended June 30, 2025 and 2024, respectively. The increase of $324,816, or 54.1%, was primarily driven by an increase of $279,461 in payroll and benefits (including payroll taxes), which was primarily due to a one-time charge of $270,389 for warrants included in a board-approved compensation package for Dr. Faupel during the current period. Additionally, the Company recognized $29,490 of additional expense for stock options in the current period versus the prior and $19,510 of additional expense for consultants, attorneys and other third-party service providers. These increases were offset by an overall decline of $3,645 in other general and administrative expenses.

Interest Expense: Interest expense was $303,448 and $139,490 during the six months ended June 30, 2025 and 2024, respectively. The increase of $163,958, or 117.5%, was primarily due to additional interest expense (including amortization of debt discounts and issuance costs) of $105,723 for the promissory notes issued to Flynn Case Living Trust, $47,010 for the promissory notes issued to Diagonal Lending during the six months ended June 30, 2025, and $11,225 for other debt instruments.

Change in Fair Value of Derivative Liability: The change in the fair value of our derivative liability resulted in a gain of $83,260 during the six months ended June 30, 2025 versus a loss of $7,350 during the six months ended June 30, 2024. The change in the fair value was attributed to changes in our forecasted stock price and the expiration of a conversion option.

Gain from Forgiveness of Debt: The gain from forgiveness of debt of $31,016 and $33,060 during the six months ended June 30, 2025 and 2024, respectively, was materially consistent period over period and was due to forgiveness of debt from our creditors.

Loss from Extinguishment of Debt: During the six months ended June 30, 2025, we recognized a loss on extinguishment of debt of $31,928 related to exchanges of debt for common stock and warrants.

Other Income: Other income was $161,021 and $12,372 during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we reached an agreement with SMI to apply their payment of $180,000 towards reimbursement of certain expenses incurred during the years ended December 31, 2024 and 2023. As a result of this agreement, we recognized $180,000 of deferred revenue in other income during the current period. Additionally, we recorded other income of $52,400 in the current period to account for funds received from the Internal Revenue Service related to refundable payroll tax credits under the Employee Retention Credit program. This income was offset by a $84,000 loss recorded for the write-off of a long-term asset in the current period.

Preferred Stock Dividends: Expense related to preferred stock dividends was $83,038 and $87,836 for the six months ended June 30, 2025 and 2024, respectively. The decrease of $4,798, or 5.5%, was due to a decline in the number of preferred shares issued and outstanding.

Net Loss: Net loss attributable to common stockholders was $1,319,217 and $1,199,452 during the six months ended June 30, 2025 and 2024, respectively. The reasons for the decrease in our net loss are outlined above.

There was no income tax benefit recorded for the three months ended June 30, 2025 or 2024, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At June 30, 2025, the Company had negative working capital of approximately $5.6 million, accumulated deficit of $155.0 million, and incurred a net loss including preferred dividends of $1.3 million for the six months then ended. Stockholders’ deficit totaled approximately $5.5 million at June 30, 2025, primarily due to recurring net losses from operations.

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

Liquidity

Over the next 12 months we expect our burn rate to increase somewhat as we increase headcount, especially for meeting manufacturing demand. In addition, although we have significant inventory, we will need to order additional parts and services for production. Finally, we expect to spend another $425 thousand to complete and file our US FDA study. Thus, we estimate that approximately $2.3 million will be needed to fund the business over the next 12 months.  However, other than completing and filing the US FDA study results, additional expenditures for manufacturing production will be needed only if significant product is ordered and paid for in advance by customers, which is our current policy.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of June 30, 2025, we had cash of approximately $185 thousand and negative working capital of $5.6 million. Our outstanding debt obligations include a combination of short- and long-term promissory notes, insurance premium financing, and several convertible notes with varying maturities, interest rates, and terms.

Promissory Notes

As of June 30, 2025, we have a long-term note issued to a former employee with a remaining principal balance of $59,162, of which $24,000 is classified as short-term. This note accrues interest at 6% per annum and matures on May 5, 2028. Scheduled monthly payments of $2,000 are being made in accordance with the agreement.

Convertible Debt:

Our convertible debt obligations as of June 30, 2025 include the following:

•

A $1.13 million 10% Senior Unsecured Convertible Debenture, which matured on May 17, 2024, is currently in default and accruing interest at the default rate of 18%. Total accrued interest on this note was $206,225 as of June 30, 2025. The balance is classified as short-term convertible debt in default.

•

Two convertible notes with Diagonal Lending LLC totaling $270,250 in principal, net of $52,434 in unamortized discounts and issuance costs. These notes carry embedded conversion features that have been bifurcated and recorded as derivative liabilities. The notes, which accrue interest at an effective rate of approximately 18.1%, have initial lump-sum payments followed by monthly payments due through the first quarter of 2026. As of June 30, 2025, $10,242 of interest has accrued on the notes.

•

A $200,000 convertible note issued to Flynn D. Case Living Trust, amended in December 2024, will mature in June 2026. The note includes multiple embedded conversion options with variable pricing terms, which have been bifurcated and accounted for as derivative liabilities. As of June 30, 2025, $89,520 in unamortized debt discounts remain, and $13,800 in interest has accrued.

•	A convertible note held by Auctus Fund LLC had an outstanding balance of $15,000 as of June 30, 2025. The note has accrued interest of $117,167 and is classified as short-term debt.

•

A $75,000 convertible promissory note issued on May 2, 2025 to an unaffiliated third party accrues interest at 12% per annum and matures on May 2, 2026. On the maturity date, the Company may elect to convert the outstanding balance into common shares at $0.20 per share. The note was issued with 75,000 warrants exercisable at $0.20 per share, expiring on May 1, 2028. As of June 30, 2025, the note had $5,929 in unamortized discount and $1,455 in accrued interest.

•

A $10,000 convertible promissory note issued on May 22, 2025 to an unaffiliated third party accrues interest at 12% per annum and matures on May 22, 2026. On the maturity date, the Company may elect to convert the outstanding balance into common shares at $0.20 per share. The note was issued with 10,000 warrants exercisable at $0.20 per share, expiring on May 21, 2028. As of June 30, 2025, the note had $1,013 in unamortized discount and $128 in accrued interest.

These convertible instruments, especially those with variable conversion pricing or embedded features, may result in significant dilution to existing stockholders if converted to equity. Additionally, several of the notes include default provisions or change of control clauses that may accelerate repayment obligations or increase total amounts due.

Related Party Debt

As of June 30, 2025, we also had multiple outstanding obligations to related parties, including current and former directors and executives:

•

During 2024, the Company issued $75,000 in promissory notes to members of the Board of Directors, which included 75,000 common stock warrants. During the six months ended June 30, 2025, $50,000 of these notes and $2,602 in accrued interest were exchanged for common stock and warrants. The Company recognized a $31,928 loss on extinguishment related to the exchange. As of June 30, 2025, a $25,000 promissory note remained outstanding and is accruing interest at a rate of 9.0% per annum. Accrued interest on the note totaled $2,059 as of June 30, 2025.

•

Dr. Mark Faupel and Dr. Gene Cartwright held promissory notes originally issued in 2018 and most recently amended in 2023 and 2025. As of June 30, 2025, Dr. Cartwright’s $309,111 note was overdue, while Dr. Faupel’s $193,264 note was extended to mature in February 2026.

•

A note issued to Richard Fowler in 2021 had a remaining principal balance of $23,459 as of June 30, 2025. The note carries a 6% interest rate and is being repaid in monthly installments. Mr. Fowler has forgiven portions of the deferred compensation related to this note, which was accounted for as a troubled debt restructuring.

Summary of our Cash Flows

For the six months ended June 30, 2025, we used $498,701 of net cash from operating activities, compared to $314,287 in the prior-year period. The increase in cash used was primarily due to a higher net loss and increased stock-based compensation, partially offset by higher non-cash adjustments such as amortization of debt discounts and favorable working capital changes. Significant non-cash adjustments included $329,552 in stock-based compensation, $135,066 in amortization of debt issuance costs and discounts, and a $31,927 loss on extinguishment of debt. Working capital changes were driven by a $326,882 increase in accounts payable and accrued liabilities and a $149,605 decrease in other current assets, partially offset by a $169,599 decrease in deferred revenue.

Net cash provided by financing activities was $297,261 in the six months ended June 30, 2025, compared to no material net financing cashflows in the prior-year period. Financing inflows included $204,500 in proceeds from a private placement offering and $355,250 from new notes payable. These were partially offset by $218,239 in payments on notes payable and $45,250 in related debt issuance costs.

As a result, our total cash decreased by $185,330 during the six months ended June 30, 2025, compared to a $315,885 decrease during the same period in 2024.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of June 30, 2025, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of resources to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 1, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note in the aggregate principal amount of $149,500, which includes an original issue discount of $19,500. The note was sold in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The purchaser is an accredited investor as defined in Rule 501(a) of Regulation D. The note is contingently convertible into shares of common stock only upon an event of default, in accordance with the terms of the note. The Company did not issue any shares at closing but agreed to reserve shares for potential future issuance. Net proceeds of approximately $130,000 were used for general working capital purposes. The Company reimbursed the investor $5,000 for legal fees and due diligence expenses in connection with the transaction.

On May 1, 2025, the Company entered into a separate Securities Purchase Agreement with 1800 Diagonal Lending LLC, pursuant to which the Company issued a promissory note in the aggregate principal amount of $120,750, which includes an original issue discount of $15,750. This transaction was also conducted pursuant to the exemptions under Section 4(a)(2) and Rule 506 of Regulation D. The note is contingently convertible into shares of common stock only upon an event of default. No shares were issued at closing, although the Company agreed to reserve shares for future potential conversion. The Company received net proceeds of approximately $105,000, which were used for general working capital purposes. The Company also reimbursed the investor $5,000 for legal fees and due diligence costs.

On May 2, 2025, the Company issued a convertible promissory note in the principal amount of $75,000 to an accredited investor. The note accrues interest at a rate of 12% per annum and matures on May 2, 2026. At maturity, the Company may offer the holder the option to convert any unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.20 per share. In connection with the issuance of the note, the Company also issued 75,000 common stock purchase warrants to the investor, exercisable at $0.20 per share. The warrants expire three years from the date of issuance. The issuance of the note and warrants was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder, as the investor is an accredited investor and the transaction did not involve a public offering.

On May 22, 2025, the Company issued a convertible promissory note in the principal amount of $10,000 to an accredited investor. The note accrues simple interest at 12% per annum and matures on May 22, 2026. At maturity, the Company may offer the holder the option to convert the unpaid principal and accrued interest into shares of the Company’s common stock at a conversion price of $0.20 per share. In connection with the issuance of the note, the Company also issued 10,000 common stock purchase warrants to the investor. The warrants are exercisable at $0.20 per share and will expire three years from the date of issuance. The issuance of the note and warrants was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D, as the investor is an accredited investor and the transaction did not involve a public offering. The Company received proceeds of $10,000, which were used for general working capital purposes. No underwriters or placement agents were involved, and no commissions were paid in connection with the transaction.

During the three months ended June 30, 2025, the Company issued 624,373 shares of common stock in payment of dividends on its Series F Preferred Stock, of which 388,771 shares were unregistered, and 319,356 shares of common stock in payment of dividends on its Series F-2 Preferred Stock, of which 208,105 shares were unregistered. The unregistered shares were issued in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act and/or Regulation D.

On July 1, 2025, the Company permitted the holder of the Flynn D. Case Living Trust promissory notes to convert $75,000 of principal and $13,800 of accrued interest outstanding into 498,752 shares of common stock. On the same date, the Company issued 813,916 shares of common stock as payment of interest on its 10% unsecured senior convertible debentures. The shares issued in these transactions were unregistered and issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

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

3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
10.1*	Form of Promissory Note dated April 1, 2025 issued to 1800 Diagonal Lending LLC
10.2*	Form of Securities Purchase Agreement dated April 1, 2025 with 1800 Diagonal Lending LLC
10.3*	Form of Promissory Note dated May 1, 2025 issued to 1800 Diagonal Lending LLC
10.4*	Form of Securities Purchase Agreement dated May 1, 2025 with 1800 Diagonal Lending LLC
10.5*	Form of $75,000 Promissory Note dated May 2, 2025 issued to John Gould
10.6*	Form of Warrants dated May 2, 2025 issued to John Gould
10.7*	Letter from the Compensation Committee of the Board of Directors of Guided Thereaputics, Inc. to Mark Faupel, dated June 3, 2025, approving revised compensation package
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*

Interactive data files for Guided Therapeutics, Inc. 's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Income;  (iii) the Unaudited Condensed Consolidated Statements in Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: August 14, 2025

