Form 10-Q
period 2025-09-30
GUIDED THERAPEUTICS INC
filed 2025-11-13
CIK 924515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 83,599,156 shares of Common Stock, $0.001 par value per share, outstanding.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30,	December 31,
	2025	2024
ASSETS

Current Assets:
Cash and cash equivalents	$87	$388
Trade receivables, net of allowance for credit losses of $2 and $1 at September 30, 2025 and December 31, 2024, respectively.	6	3
Inventory, net of reserves of $818 at September 30, 2025 and December 31, 2024	583	633
Other current assets	123	173
Total current assets	799	1,197

Non-Current Assets:
Property and equipment, net	18	23
Operating lease right-of-use assets, net of amortization	69	141
Other assets	17	17
Total non-current assets	104	181

TOTAL ASSETS	$903	$1,378

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,382	$2,094
Accounts payable, related parties	29	36
Accrued liabilities	952	1,011
Deferred revenue	689	849
Current portion of lease liability	76	106
Short-term notes payable due to related parties	-	70
Current portion of long-term debt, related parties	606	532
Current portion of notes payable	116	92
Short-term convertible debt, net of discounts	411	117
Short-term convertible debt in default	1,130	1,130
Derivative liability at fair value	79	118
Total current liabilities	6,470	6,155

Long-Term Liabilities
Long-term lease liability	-	49
Long-term notes payable	29	47
Long-term convertible debt, net of discounts	-	14
Long-term debt, related parties	50	2
Total long-term liabilities	79	112

Total liabilities	6,549	6,267

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ DEFICIT:

Series C convertible preferred stock, $0.001 par value; 9.0 shares authorized, nil and 0.3 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of nil and $286 at September 30, 2025 and December 31, 2024, respectively.	-	105
Series C1 convertible preferred stock, $0.001 par value; 20.3 shares authorized, 0.4 and 1.0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $374 and $1,049 at September 30, 2025 and December 31, 2024, respectively.	61	170
Series C2 convertible preferred stock, $0.001 par value; 5,000 shares authorized, nil and 2.7 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of nil and $2,700 at September 30, 2025 and December 31, 2024, respectively.	-	439
Series D convertible preferred stock, $0.001 par value; 6.0 shares authorized, 0.1 and 0.4 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Liquidation preference of $50 and $438 at September 30, 2025 and December 31, 2024, respectively.	18	159
Series E convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.3 shares issued and outstanding as of September 30, 2025 and December 31, 2024. Liquidation preference of $300 and $883 at September 30, 2025 and December 31, 2024, respectively.	284	834
Series F convertible preferred stock, $0.001 par value; 1.5 shares authorized, 1.0 shares issued and outstanding as of September 30, 2025 and December 31, 2024. Liquidation preference of $981 at September 30, 2025 and December 31, 2024.	817	817
Series F-2 convertible preferred stock, $0.001 par value; 5.0 shares authorized, 0.5 shares issued and outstanding as of September 30, 2025 and December 31, 2024. Liquidation preference of $480 and $520 at September 30, 2025 and December 31, 2024, respectively.	438	475
Common stock, $0.001 par value; 500,000 shares authorized, 83,599 and 65,131 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	3,469	3,452
Additional paid-in capital	145,212	142,501
Treasury stock at cost	(132)	(132)
Accumulated deficit	(155,813)	(153,709)

Total stockholders’ deficit	(5,646)	(4,889)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$903	$1,378

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Sales - devices and disposables	$60	$-	$177	$6
Cost of goods sold	25	-	64	2
Gross profit	35	-	113	4

Operating expenses:
Research and development	136	111	342	386
Sales and marketing	22	76	146	218
General and administrative	362	374	1,287	974
Total operating expenses	520	561	1,775	1,578

Loss from operations	(485)	(561)	(1,662)	(1,574)

Other income (expenses):
Interest expense	(129)	(108)	(433)	(247)
Interest income	-	-	-	3
Change in fair value of derivative liability	(37)	(1)	46	(8)
Gain from forgiveness of debt	15	16	46	49
Loss from extinguishment of debt	(106)	-	(138)	-
Other income	-	-	163	12
Total other income (expense)	(257)	(93)	(316)	(191)

Loss before income taxes	(742)	(654)	(1,978)	(1,765)
Provision for income taxes	-	-	-	-

Net loss	(742)	(654)	(1,978)	(1,765)
Preferred stock dividends	(43)	(38)	(126)	(126)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(785)	$(692)	$(2,104)	$(1,891)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic	81,689	57,039	76,353	55,929
Diluted	81,689	57,039	76,353	55,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	-	$-	-	$61	-	$-	-	$32
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-	-	(14)
Conversion of Preferred Stock Series E to common stock	-	-	-	-	-	-	-	-
Conversion of debt and accrued interest to common stock and warrants	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2025	-	$-	-	$61	-	$-	-	$18

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	1	$834	1	$817	-	$438
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	(1)	(550)	-	-	-	-
Conversion of debt and accrued interest to common stock and warrants	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at September 30, 2025	-	$284	1	$817	-	$438

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2025	78,971	$3,465	$144,041	$(132)	$(155,028)	$(5,472)
Issuance of common stock and warrants in private placement offering	305	-	55	-	-	55
Issuance of common stock for payment of Series E preferred dividends	273	-	72	-	-	72
Conversion of Preferred Stock Series D to common stock	114	-	14	-	-	-
Conversion of Preferred Stock Series E to common stock	2,332	2	548	-	-	-
Conversion of debt and accrued interest to common stock and warrants	790	1	272	-	-	273
Issuance of common stock for payment of interest	814	1	186	-	-	187
Stock-based compensation	-	-	24	-	-	24
Accrued preferred dividends	-	-	-	-	(43)	(43)
Net loss	-	-	-	-	(742)	(742)
Balance at September 30, 2025	83,599	$3,469	$145,212	$(132)	$(155,813)	$(5,646)

The accompanying notes are an integral part of these condensed consolidated statements.

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(unaudited, in thousands)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series C		Series C1		Series C2		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	-	$105	1	$170	2	$439	1	$159
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	(105)	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	(1)	(109)	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	(2)	(439)	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-	(1)	(141)
Conversion of Preferred Stock Series E to common stock	-	-	-	-	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	-	-	-
Conversion of debt and accrued interest to common stock and warrants	-	-	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
Balance at September 30, 2025	-	$-	-	$61	-	$-	-	$18

	Preferred Stock		Preferred Stock		Preferred Stock
	Series E		Series F		Series F2
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1	$834	1	$817	-	$475
Issuance of common stock and warrants in private placement offering	-	-	-	-	-	-
Issuance of common stock for payment of Series D preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series E preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F preferred dividends	-	-	-	-	-	-
Issuance of common stock for payment of Series F-2 preferred dividends	-	-	-	-	-	-
Conversion of Preferred Stock Series C to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C1 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series C2 to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series D to common stock	-	-	-	-	-	-
Conversion of Preferred Stock Series E to common stock	(1)	(550)	-	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	-	-	-	-	-	(37)
Conversion of debt and accrued interest to common stock and warrants	-	-	-	-	-	-
Issuance of common stock for payment of interest	-	-	-	-	-	-
Issuance of warrants with debt	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-
Accrued preferred dividends	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance at September 30, 2025	-	$284	1	$817	-	$438

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	65,131	$3,452	$142,501	$(132)	$(153,709)	$(4,889)
Issuance of common stock and warrants in private placement offering	2,350	2	258	-	-	260
Issuance of common stock for payment of Series D preferred dividends	52	-	7	-	-	7
Issuance of common stock for payment of Series E preferred dividends	321	-	79	-	-	79
Issuance of common stock for payment of Series F preferred dividends	624	1	62	-	-	63
Issuance of common stock for payment of Series F-2 preferred dividends	326	-	32	-	-	32
Conversion of Preferred Stock Series C to common stock	2,259	2	103	-	-	-
Conversion of Preferred Stock Series C1 to common stock	1,350	1	108	-	-	-
Conversion of Preferred Stock Series C2 to common stock	5,400	6	434	-	-	1
Conversion of Preferred Stock Series D to common stock	1,164	1	140	-	-	-
Conversion of Preferred Stock Series E to common stock	2,332	2	548	-	-	-
Conversion of Preferred Stock Series F-2 to common stock	160	-	37	-	-	-
Conversion of debt and accrued interest to common stock and warrants	1,316	1	356	-	-	357
Issuance of common stock for payment of interest	814	1	186	-	-	187
Issuance of warrants with debt	-	-	8	-	-	8
Stock-based compensation	-	-	353	-	-	353
Accrued preferred dividends		-	-	-	(126)	(126)
Net loss	-	-	-	-	(1,978)	(1,978)
Balance at September 30, 2025	83,599	$3,469	$145,212	$(132)	$(155,813)	$(5,646)

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

GUIDED THERAPEUTICS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,978)	$(1,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	3	1
Depreciation	7	7
Amortization of debt issuance costs and discounts	189	72
Stock-based compensation	352	133
Change in fair value of derivative liability	(46)	8
Amortization of lease right-of-use-asset	72	64
Loss on extinguishment of debt	138	-
Gain from forgiveness of debt	(46)	(49)
Other non-cash expenses	21	14
Change in operating assets and liabilities:
Accounts receivable	(7)	4
Inventory	50	(4)
Other current assets	175	82
Accounts payable and accrued liabilities	531	389
Lease liabilities	(78)	(67)
Deferred revenue	(160)	324
NET CASH USED IN OPERATING ACTIVITIES	(777)	(787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	-
NET CASH USED FOR INVESTING ACTIVITIES	(2)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement offerings	260	300
Proceeds from the issuance of notes payable	463	312
Proceeds from the issuance of notes payable issued to related parties	160	75
Payments made on notes payable	(312)	(239)
Payments made on notes payable issued to related parties	(31)	(29)
Payments of debt issuance costs	(62)	(29)
NET CASH PROVIDED BY FINANCING ACTIVITIES	478	390

NET CHANGE IN CASH	(301)	(397)

Cash at beginning of period	388	591

CASH AT END OF PERIOD	$87	$194

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$40	$25

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:

Dividends on preferred stock	$126	$126
Common stock issued for payment of interest	$187	$126
Common stock issued for payment of accrued dividends	$181	$168
Conversion of Preferred Stock Series C to common stock	$105	$-
Conversion of Preferred Stock Series C1 to common stock	$109	$-
Conversion of Preferred Stock Series C2 to common stock	$439	$-
Conversion of Preferred Stock Series D to common stock	$141	$-
Conversion of Preferred Stock Series E to common stock	$550	$-
Conversion of Preferred Stock Series F-2 to common stock	$37	$-
Conversion of debt and accrued interest into common stock	$89	$-
Directors and Officers insurance obtained with financing	$125	$130
Warrants issued with debt	$8	$27
Inception of derivative liability	$33	$12
Settlement of previously accrued professional fees through common stock issuance	$-	$57
Accrued payroll liability exchanged for promissory note	$-	$87

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

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company as of September 30, 2025 and December 31, 2024, and the consolidated results of operations and cash flows for the three and nine-month periods ended September 30, 2025 and 2024 have been included.

The Company’s prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. The Company has experienced net losses since its inception and, as of September 30, 2025, it had an accumulated deficit of approximately $155.8 million. To date, the Company has engaged primarily in research and development efforts and the early stages of marketing its products. The Company may not be successful in growing sales for its products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. The Company’s products may not ever gain market acceptance and the Company may not ever generate significant revenues or achieve profitability. The development and commercialization of the Company’s products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. The Company expects operating losses to continue for the foreseeable future as it continues to expend substantial resources to complete development of its products, obtain regulatory clearances or approvals, build its marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At September 30, 2025, the Company had a negative working capital of approximately $5.7 million, accumulated deficit of $155.8 million, and incurred a net loss including preferred dividends of $2.1 million for the nine months then ended. Stockholders’ deficit totaled approximately $5.7 million at September 30, 2025, primarily due to recurring net losses from operations.

During the nine months ended September 30, 2025, the Company received $0.3 million of proceeds from private placement offerings and $0.6 million of proceeds from issuances of notes payable. The Company will need to continue to raise capital in order to provide funding for its operations and to support the U.S. Food and Drug Administration (“FDA”) and China National Medical Products Administration (“NMPA”) approval process. If sufficient capital cannot be raised, the Company will continue its plans of curtailing operations by reducing discretionary spending and staffing levels and attempting to operate by only pursuing activities for which it has external financial support. However, there can be no assurance that such external financial support will be sufficient to maintain even limited operations or that the Company will be able to raise additional funds on acceptable terms, or at all. In such a case, the Company might be required to enter into unfavorable agreements or, if that is not possible, be unable to continue operations, and to the extent practicable, liquidate and/or file for bankruptcy protection.

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

Concentrations of Credit Risk

The Company maintains a cash balance in a financial institution that is insured by the Federal Deposit Insurance Corporation up to certain federal limitations. At times, the Company’s cash balance exceeds these federal limitations. The amount in excess of insured limitations was nil and $137,770 as of September 30, 2025 and December 31, 2024, respectively.

Inventory Valuation

All inventories are stated at the lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis.  Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred. Inventories consisted of the following as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024

Raw materials	$1,332	$1,362
Work-in-progress	54	46
Finished goods	15	43
Inventory reserve	(818)	(818)

Total inventory	$583	$633

The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to seven years. Depreciation and amortization expense are included in general and administrative expense on the statements of operations. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31,
	2025	2024

Equipment	$953	$951
Software	634	634
Furniture and fixtures	17	17
Leasehold improvements	12	12

Subtotal	1,616	1,614
Less accumulated depreciation	(1,598)	(1,591)
Property, equipment and leasehold improvements, net	$18	$23

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2025 and 2024 was not material.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the associated debt. Debt issuance costs are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability consistent with the debt discount.

Patent Costs (Principally Legal Fees)

Costs incurred in filing, prosecuting, and maintaining patents are recurring, and expensed as incurred. Costs for maintaining patents are expensed as incurred as the Company has not yet received U.S. FDA approval and recovery of these costs is uncertain. Such costs were not material for the three and nine months ended September 30, 2025 and 2024.

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

Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 are summarized as follows:

	(in thousands)
	September 30, 2025	December 31, 2024

Compensation	$488	$424
Professional fees	45	81
Interest	209	243
Vacation	31	26
Preferred dividends	171	227
Other accrued expenses	8	10

Total	$952	$1,011

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

Contract Balances

The Company defers payments received as revenue until earned based on the related contracts and applying ASC 606 as required. Deferred revenue totaled $689,318, $848,917, and $424,225 as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively.

Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The credit loss allowance was immaterial as of September 30, 2025 and December 31, 2024.

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

The Company has filed its 2024 federal and state corporate tax returns. Although the Company has been experiencing recurring losses, it is obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. At September 30, 2025, the Company had approximately $62.8 million of net operating losses carryforward available, $2.9 million of which will expire on December 31, 2026. The remaining net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level. A full valuation allowance has been recorded related the deferred tax assets generated from the net operating losses.

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

The Company evaluates all warrants to determine whether they should be classified as equity or liabilities in accordance with ASC 815-40. Warrants that are not indexed to the Company's own stock or that require net cash settlement are classified as liabilities and remeasured at fair value each reporting period. As of the periods presented, the Company had no liability-classified warrants outstanding.

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

During the nine months ended September 30, 2025, the Company recognized $82,869 of expense for stock options and expense of $270,389 related to warrants pursuant to an agreement approved by the Board of Directors on June 3, 2025 (see Note 6, “Commitments and Contingencies”, for details). During the nine months ended September 30, 2024, the Company recognized $60,860 of expense for stock options and $41,242 of expense for warrants issued to a director. Additionally, during the nine months ended September 30, 2024, the Company accrued $30,889 of expense for common stock owed to a director, pursuant to his consulting agreement.

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

3. STOCKHOLDERS’ DEFICIT

August 2025 Private Placement Offering

On August 29, 2025, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with certain institutional investors, including Dr. John Imhoff and Michael James, members of the Company’s board of directors, for the purpose of raising $55,000 in gross proceeds for the Company. Pursuant to the terms of the August Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 305,557 units, each unit consisting of one share of common stock and one warrant to purchase up to 305,557 shares of common stock (the “August Warrants”). The purchase price per unit was $0.18. The August Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share.

In connection with the August Purchase Agreement, the Company entered into an exchange agreement with Alan Grujic, a member of the Company’s board of directors, whereby Mr. Grujic agreed to exchange a $25,000 note payable and accrued interest of $2,379 for 152,108 units as described above. Additionally, the Company entered into an exchange agreement with Dr. Mark Faupel, the Company’s President and Chief Executive Officer, whereby Dr. Faupel agreed to exchange a $25,000 note payable for 138,889 units as described above. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $106,220 for the exchange agreements.

March 2025 Private Placement Offering

On March 18, 2025, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with certain institutional investors, including Dr. Imhoff and Mr. James, for the purpose of raising $204,501 in gross proceeds for the Company. Pursuant to the terms of the March Purchase Agreement, the Company agreed to sell, in a private placement offering, an aggregate of 2,045,009 units, each unit consisting of one share of common stock and one warrant to purchase up to 2,045,009 shares of common stock (the “March Warrants”). The purchase price per unit was $0.10. The March Warrants were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share.

In connection with the March Purchase Agreement, the Company entered into an exchange agreement with Dr. Imhoff, whereby Dr. Imhoff agreed to exchange a $25,000 note payable and accrued interest of $1,307 for 263,069 units as described above. Additionally, the Company entered into an exchange agreement with Mr. James, whereby Mr. James agreed to exchange a $25,000 note payable and accrued interest of $1,295 for 262,945 units as described above. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements.

C-1 and C-2 Preferred Stock Exchanges

On March 3, 2025, the Company entered into exchange agreements with certain accredited investors, including Mark Faupel and John Imhoff, members of the Company’s board of directors, to exchange 675 shares of Series C-1 Preferred Stock and 2,700 shares of Series C-2 Preferred stock into 6,750,000 shares of common stock.

Common Stock

The Company has authorized 500,000,000 shares of common stock with $0.001 par value. As of September 30, 2025 and December 31, 2024, 83,599,156 and 65,130,623 shares of common stock were issued and outstanding, respectively.

During the nine months ended September 30, 2025, the Company issued 18,468,533 shares of common stock, as summarized below:

Number of Shares

Issuance of common stock in private placement offering	2,350,566
Issuance of common stock for payment of Preferred Series D dividends	51,555
Issuance of common stock for payment of Preferred Series E dividends	321,279
Issuance of common stock for payment of Preferred Series F dividends	624,373
Issuance of common stock for payment of Preferred Series F-2 dividends	326,391
Conversion of Preferred Series C stock to common stock	2,258,690
Conversion of Preferred Series C-1 stock to common stock	1,350,000
Conversion of Preferred Series C-2 stock to common stock	5,400,000
Conversion of Preferred Series D stock to common stock	1,164,000
Conversion of Preferred Series E stock to common stock	2,332,000
Conversion of Preferred Series F-2 stock to common stock	160,000
Issuance of common stock for payment of interest	813,916
Conversion of debt and accrued interest to common stock	1,315,763
Total shares of common stock issued during the nine months ended September 30, 2025	18,468,533

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock with a $0.001 par value. The board of directors has the authority to issue these shares and to set dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Series C Convertible Preferred Stock

The board designated 9,000 shares of preferred stock as Series C Convertible Preferred Stock, (the “Series C Preferred Stock”). Pursuant to the Series C certificate of designations, shares of Series C Preferred Stock are convertible into common stock by their holder at any time and may be mandatorily convertible upon the achievement of specified average trading prices for the Company’s common stock. During the nine months ended September 30, 2025, the Company issued 2,258,690 common shares to Dr. John Imhoff for the conversion of his 286 Series C Convertible Preferred shares. At September 30, 2025 and December 31, 2024, there were nil and 286 shares outstanding, respectively.

Holders of the Series C Preferred Stock were entitled to quarterly cumulative dividends at an annual rate of 12.0% until 42 months after the original issuance date (the “Dividend End Date”), payable in cash or, subject to certain conditions, the Company’s common stock. Unpaid accrued dividends were $120,120 as of September 30, 2025 and December 31, 2024.

Series C1 Convertible Preferred Stock

The board designated 20,250 shares of preferred stock as Series C1 Preferred Stock, of which 374.25 and 1,049.25 shares were issued and outstanding at September 30, 2025 and December 31, 2024, respectively. The C1 Convertible Preferred Stock has a conversion price of $0.50 per share. During the nine months ended September 30, 2025, the Company issued 1,350,000 common shares for the conversion of 675 Series C1 Convertible Preferred shares.

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

Series C2 Convertible Preferred Stock

On August 31, 2018, the Company entered into agreements with certain holders of the Company’s Series C1 Convertible Preferred Stock, including the chairman of the Company’s board of directors, the former Chief Operating Officer (now the Chief Executive Officer) and a director of the Company pursuant to which those holders separately agreed to exchange each share of the Series C1 Preferred Stock held for one (1) share of the Company’s newly created Series C2 Convertible Preferred Stock. In total, for 3,262.25 shares of Series C1 Convertible Preferred Stock to be surrendered, the Company issued 3,262.25 shares of Series C2 Convertible Preferred Stock. During the nine months ended September 30, 2025, the Company issued 5,400,000 common shares for the conversion of 2,700 Series C2 Convertible Preferred shares. At September 30, 2025 and December 31, 2024, there were nil and 2,700 shares outstanding.

Series D Convertible Preferred Stock

The board designated 6,000 shares of preferred stock as Series D Preferred Stock, 50 and 438 of which remained outstanding as of September 30, 2025 and December 31, 2024, respectively. On January 8, 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series D Investors”) pursuant to all obligations under the Series D Certificate of Designation. The Series D Investors included the Chief Executive Officer, Chief Operating Officer (now the Chief Executive Officer) and a director of the Company. In total, for $763,000 the Company issued 763 shares of Series D Preferred Stock, 1,526,000 shares of common stock, 1,526,000 common stock warrants exercisable at $0.25, and 1,526,000 common stock warrants, exercisable at $0.75. Each Series D Preferred Stock is convertible into 3,000 shares of common stock. The Series D Preferred Stock have cumulative dividends at the rate per share of 10% per annum. Each share of Series D Preferred Stock has a par value of $0.001 per share and a stated value equal to $750.

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

During the nine months ended September 30, 2025, the Company issued 900,000 common shares to Dr. Imhoff for the conversion of his 300 Series D Convertible Preferred shares and 114,000 common shares to Dr. Faupel for the conversion of his 38 Series D Convertible Preferred shares, each of whom are related parties. In addition, the Company issued 150,000 common shares to an investor for the conversion of 50 Series D Convertible Preferred shares. During the nine months ended September 30, 2025, the Company issued 51,555 shares of common stock for payment of accrued Series D Preferred Stock dividends. As of September 30, 2025, and December 31, 2024, the Company had accrued dividends for the Series D Preferred Stock of $148 and $8,360, respectively.

Series E Convertible Preferred Stock

The Board designated 6,000 shares of preferred stock as Series E Preferred Stock, 300 and 883 of which remained outstanding as of September 30, 2025 and December 31, 2024, respectively. During year ended December 31, 2020, the Company entered into a Security Agreement with the Series E Investors (the “Series E Security Agreement”) pursuant to which all obligations under the Series E Certificate of Designation are secured by all of the Company’s assets and personal properties, with certain accredited investors. In total, for $1,736,000 the Company issued 1,736 shares of Series E Preferred Stock. Each Series E Preferred Stock is convertible into 4,000 common stock shares. The stated value on the Series E Preferred Stock is $1,000.

Each share of Series E Preferred was convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series E Certificate of Designation (the “Series E Conversion Price”). The conversion of Series E Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder of the Series E Preferred. If the average of the VWAPs (as defined in the Series E Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series E Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 20,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series E Preferred, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends. Each share of Series E Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000, subject to the increase set forth in its Certificate of Designation.

Each holder of Series E Preferred Stock is entitled to receive cumulative dividends of 8% per annum, payable annually in cash or, at the option of the Company, shares of common stock.

During the nine months ended September 30, 2025, the Company issued 1,200,000, 932,000, and 200,000 shares of common stock to Dr. Imhoff, Mr. Richard Blumberg (a member of our board of directors), and Mr. Grujic, respectively, upon the conversion of 583 shares of Series E Convertible Preferred Stock in accordance with the applicable certificate of designation. During the nine months ended September 30, 2025, the Company issued 321,279 shares of common stock for payment of accrued Series E Preferred Stock dividends. As of September 30, 2025 and December 31, 2024, the Company had accrued dividends of $6,000 and $30,272 for the Series E Preferred Stock, respectively.

Series F Convertible Preferred Stock

The Board designated 1,500 shares of preferred stock as Series F Preferred Stock, 981 of which remained outstanding as of September 30, 2025 and December 31, 2024. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors (“the Series F Investors”). In total, for $1,436,000 the Company issued 1,436 shares of Series F Preferred Stock, 981 which were issued and outstanding as of both September 30, 2025 and December 31, 2024. Each Series F Preferred Stock is convertible into 4,000 shares of common stock. The Series F Preferred Stock is entitled to cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F Preferred Stock is $1,000.

Each share of Series F Preferred Stock is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F Certificate of Designation (the “Series F Conversion Price”). The conversion of Series F Preferred Stock is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder. If the average of the VWAPs (as defined in the Series F Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 20,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F Preferred, for cash in an amount equal to aggregate stated value then outstanding plus accrued but unpaid dividends.

During the nine months ended September 30, 2025, the Company issued 624,373 shares of common stock for payment of accrued Series F Preferred Stock dividends. As of September 30, 2025 and December 31, 2024, the Company had accrued dividends for Series F preferred shares of $30,084 and $44,799, respectively.

Series F-2 Convertible Preferred Stock

The Company was oversubscribed for its Series F Preferred Stock, resulting in the requirement to file an additional Certificate of Designation for Series F-2 Preferred Stock with substantially the same terms as the Series F Preferred Stock. The Board designated 3,500 shares of preferred stock as Series F-2 Preferred Stock, 480 and 520 of which were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. During 2021, the Company entered into a Stock Purchase Agreement with certain accredited investors. In total, for $678,000 the Company issued 678 shares of Series F-2 Preferred Stock. In addition, the Company exchanged outstanding debt of $2,559,000 for 2,559 shares of Series F-2 Preferred Stock. The Series F-2 Preferred Stock will have cumulative dividends at the rate per share of 6% per annum. The stated value on the Series F-2 Preferred Stock is $1,000.

Each share of Series F-2 Preferred Stock is convertible, at any time for a period of 5 years after issuance, into that number of shares of Common Stock, determined by dividing the Stated Value by $0.25, subject to certain adjustments set forth in the Series F-2 Certificate of Designation (the “Series F-2 Conversion Price”). The conversion of Series F-2 Preferred is subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% at the election of the holder. If the average of the VWAPs (as defined in the Series F-2 Certificate of Designation) for any consecutive 5 trading day period (“Measurement Period”) exceeds 200% of the then Series F-2 Conversion Price and the average daily trading volume of the Common Stock on the primary trading market exceeds 20,000 shares per trading day during the Measurement Period (subject to adjustments), the Company may redeem the then outstanding Series F-2 Preferred Stock, for cash in an amount equal to aggregate Stated Value then outstanding plus accrued but unpaid dividends.

During the nine months ended September 30, 2025, the Company issued 160,000 common shares for the conversion of 40 Series F-2 Convertible Preferred shares. During the nine months ended September 30, 2025, the Company issued 326,391 shares of common stock for the payment of annual Series F-2 Preferred Stock dividends. As of September 30, 2025 and December 31, 2024, the Company had accrued dividends for Series F-2 preferred shares of $14,604 and $23,518, respectively.

Series G Convertible Preferred Stock

During January 2021, the board designated 1,000 shares of preferred stock as Series G Convertible Preferred Stock, none of which remained outstanding as of September 30, 2025 or December 31, 2024. The Series G Convertible Preferred Stock had a mandatory redemption feature and was fully redeemed prior to January 1, 2022.

Warrants

The following table summarizes transactions involving the Company’s outstanding warrants to purchase common stock for the nine months ended September 30, 2025 and 2024:

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2024	37,174,468	$0.42
Warrants issued	3,252,577	0.15
Outstanding, September 30, 2025	40,427,045	$0.40

	Warrants (Underlying Shares)	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2023	28,584,580	$0.50
Warrants issued	5,368,335	0.19
Warrants expired	(1,561,500)	0.44
Outstanding, September 30, 2024	32,391,415	$0.46

Warrants Issued in 2025

Private Placement Offerings

On August 29, 2025, the Company issued 596,554 warrants to purchase up to 596,554 shares of common stock in connection with the August Purchase Agreement and related exchange agreements, 318,775 of which were issued to members of our board of directors. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	190.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The offering proceeds were allocated between common stock and the warrants based on their relative fair values. The estimated fair value of warrants issued in connection with the exchange agreements was included in the calculation of the loss on extinguishment of debt.

On March 18, 2025, the Company issued 2,571,023 warrants in connection with the March Purchase Agreement and related exchange agreements, 1,676,014 of which were issued to our board members. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	191.6%
Risk-free interest rate	4.0%
Dividend yield	0.0%

The offering proceeds were allocated between common stock and the warrants based on their relative fair values. The estimated fair value of warrants issued in connection with the exchange agreements was included in the calculation of the loss on extinguishment of debt.

Warrants Issued with Debt

During the nine months ended September 30, 2025, the Company issued 85,000 warrants in conjunction with the issuances of $85,000 of notes payable to unaffiliated third parties. See Note 7, “Notes Payable” for additional details. Management estimated the fair value of the warrants issued utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	3.0
Volatility	203.3%
Risk-free interest rate	4.0%
Dividend yield	0.0%

Warrants Issued in 2024

During the nine months ended September 30, 2024, the Company issued 1,800,000 warrants to Richard Blumberg, a related party, pursuant to a consulting agreement. See Note 6, “Commitments and Contingencies” for additional information.

Warrants Issued with Debt

During the nine months ended September 30, 2024, the Company issued 160,000 warrants in conjunction with the issuance of $150,000 in notes payable to unaffiliated third parties and 75,000 warrants in conjunction with issuances of $75,000 of notes payable to board members. See Note 7, “Notes Payable” and Note 9, “Related Party Debt” for additional details on the warrants issued with debt that remained outstanding as of September 30, 2025 or December 31, 2024.

On June 28, 2024, the Company issued 100,000 warrants in connection with a $100,000 promissory note that was subsequently repaid. The warrants remain outstanding with an exercise price of $0.25 and an expiration date of July 1, 2028.

Management estimated the fair value of the warrants issued with debt utilizing the Black-Scholes Option Pricing model with the following weighted-average assumptions:

Expected term (years)	4.0
Volatility	391.9%
Risk-free interest rate	4.2%
Dividend yield	0.0%

Private Placement Offerings

On September 23, 2024, the Company issued 3,333,335 warrants in connection with a private placement offering, 1,666,677 of which were issued to one of our board members, a related party. Management estimated the fair value of the warrants utilizing the Black-Scholes Option Pricing model with the following assumptions before allocating the total proceeds from the offering to the common stock and warrants issued:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.5%
Dividend yield	0.0%

4. STOCK OPTIONS

The Company’s Stock Plan (the “Plan”) allows for the issuance of incentive stock options, nonqualified stock options, and stock purchase rights. The exercise price of options was determined by the Company’s board of directors, but incentive stock options were granted at an exercise price equal to the fair market value of the Company’s common stock as of the grant date. Options historically granted have generally become exercisable over four years and expire ten years from the date of grant. The aggregate number of common shares that may be issued or reserved pursuant to stock option or other awards under the plan may not exceed 2,500,000 common shares. As of September 30, 2025, 1,050,000 of the outstanding stock options were granted outside of the Plan and the shares available for issuance under the Plan were 723,000.

The following tables summarize the Company’s stock option activity and related information for the nine months ended September 30, 2025 and 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2024	2,883,636	$0.35	6.3 years	$16
Options granted	625,000	$0.14
Options forfeited	(24,205)	$0.21
Options expired	(657,431)	0.45
Options outstanding as of September 30, 2025	2,827,000	$0.28	7.3 years	$126
Options exercisable as of September 30, 2025	2,077,455	$0.33	6.6 years	$53

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value of In-the-Money Options (in thousands)

Options outstanding as of December 31, 2023	2,338,636	$0.41	6.5 years	$-
Options granted	545,000	$0.12
Options outstanding as of September 30, 2024	2,883,636	$0.35	6.6 years	$30
Options exercisable as of September 30, 2024	2,172,614	$0.41	5.7 years	$7

The aggregate intrinsic value is calculated as the difference between the Company’s closing stock price as of September 30, 2025 and the exercise price, multiplied by the number of options. As of September 30, 2025, there was $107,730 of unrecognized stock-based compensation expense. Such costs are expected to be recognized over a weighted average period of approximately 2.0 years. The weighted-average fair value of awards granted was $0.14 and $0.12 during the nine months ended September 30, 2025 and 2024, respectively.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period. During the nine months ended September 30, 2025 and 2024, the Company recognized expense for stock options of $82,869 and $60,860, respectively.

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

As of September 30, 2025, and December 31, 2024, there was no accrual recorded for any potential losses related to pending litigation.

6.   COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices, which also comprise our administrative, research and development, marketing and production facilities, are located on a 12,835 square foot leased property.  The lease for our corporate offices, which will terminate on May 31, 2026, includes a renewal option that allows the Company to extend the term for an additional five years through May 31, 2031; however, at the time of lease commencement, the renewal option was not reasonably certain to be exercised and, therefore, is not included in the measurement of the lease liability or right‑of‑use asset. Total operating lease cost recognized for this lease was $82,053 for the nine months ended September 30, 2025 and 2024. The table below presents total operating lease right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024:

	(in thousands)
	September 30,	December 31
	2025	2024
Operating lease right-of-use assets	$69	$141
Operating lease liabilities	$76	$155

The table below presents the maturities of operating lease liabilities as of September 30, 2025:

(in thousands)
Operating
Lease Payments

2025 (remaining)	30
2026	50
Total future lease payments	80
Less: discount	(4)
Total lease liabilities	$76

The table below presents the weighted-average remaining lease term and discount rate used in the calculation of operating lease right-of-use assets and lease liabilities as of September 30, 2025 and December 31, 2024

	(in thousands)
	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	0.7	1.4
Weighted average discount rate	11.4%	11.4%

Related Party Contracts

Executive Compensation Agreement

On June 3, 2025, the Company's Board of Directors approved a revised compensation agreement for the Company’s Chief Executive Officer (“CEO”), Dr. Mark Faupel. As of September 30, 2025, Dr. Faupel is entitled to:

1.	Warrants to purchase an additional 4,000,000 shares of common stock, exercisable upon specific regulatory approvals:
•	2,500,000 warrants upon receipt of an Approvable Letter from the U.S. FDA for the LuViva Advanced Cervical Scan;
•	1,500,000 warrants upon receipt of an Approvable Letter or equivalent approval from the Chinese National Medical Products Administration for the LuViva Advanced Cervical Scan.
•	These warrants have an exercise price of $0.40 per share, include a cashless exercise option, and will expire five years from becoming exercisable, with a maximum term of ten years from issuance. As of September 30, 2025, the Company has concluded it is not probable that the performance conditions related to the above warrants will be achieved, and as a result no compensation expense related to the warrants has been recorded.
2.

An additional warrant to purchase 2,000,000 shares of common stock, exercisable upon filing data from the U.S. pivotal trial with the FDA, with an exercise price of $0.25 per share, including a cashless exercise option, expiring five years from issuance. As of September 30, 2025, the Company has concluded it is probable that the performance condition related to the above warrants will be achieved, and as a result recognized compensation expense of $270,389 during the nine months ended September 30, 2025.

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

Related Party Debt

See Note 9, “Related Party Debt” for details regarding debt issued to related parties.

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

Royalty Agreement

On September 6, 2016, the Company entered into a royalty agreement with one of its directors, Dr. John Imhoff, and another stockholder, Dolores Maloof, pursuant to which the Company sold to them a royalty of future sales of single-use cervical guides for LuViva. Under the terms of the royalty agreement, and for consideration of $50,000, the Company will pay them an aggregate perpetual royalty initially equal to $0.10, and from and after October 2, 2016, equal to $0.20, for each cervical guide that the Company sells (or that is sold by a third party pursuant to a licensing arrangement with the Company).

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

During the nine months ended September 30, 2025 and 2024, the Company issued nil and 1,800,000 warrants to Mr. Blumberg pursuant to the agreement. Total unrecognized expense for the warrants was nil as of September 30, 2025.

On August 24, 2022, the Company entered into an agreement with Ironstone Capital Corp. and Alan Grujic (the “Advisory Group”) whereby the Advisory Group agreed to perform marketing and investor relations services over a term of twelve months, commencing on the closing of a financing of at least $2.5 million. In consideration for these services, the Company issued 800,000 warrants (“first tranche of warrants”) with an exercise price of $0.50 to Mr. Grujic, which were due within 10 business days of closing the financing transaction (the “Transaction”) that took place in September 2022. In the event the Company’s 20 trading day variable weighted average price (“VWAP”) would have exceeded $1.00 within one year of the closing of the financing, the Company would have issued 600,000 warrants (“second tranche of warrants”) with an exercise price of $0.75 to Mr. Grujic. In the event the Company’s 20 trading day VWAP would have exceeded $1.50 within two years of the closing of the financing, the Company would have issued an additional 600,000 warrants (“third tranche of warrants”) to Mr. Grujic. As of September 30, 2025, the deadlines to achieve the respective stock prices have passed and the second and third tranches of warrants will therefore not be issued.

The agreement also provided for monthly payments of $2,000 for 12 months following the Transaction, later amended to extend the term through September 2024. On November 1, 2024, the Company entered into a new consulting agreement with Ironstone, providing for monthly payments of $2,500 over a six-month term, which was subsequently extended through January 31, 2026.

The Company estimated the fair value of the first tranche warrants issued in September 2022 using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	2.0
Volatility	173.0%
Risk-free interest rate	3.4%
Dividend yield	0.0%

Expense related to the first tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of September 30, 2025.

The Company estimated the fair value of the second tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	1.0
Volatility	144.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

Expense related to the second tranche of warrants was recognized in prior years. Unrecognized expense related to the first tranche warrants was nil as of September 30, 2025.

The Company estimated the fair value of the third tranche warrants using the Binomial Lattice model with the following assumptions:

Expected term (years)	2.0
Volatility	172.1%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The Company recognized nil expense for the third tranche of warrants during the three and nine months ended September 30, 2025. The Company recognized $10,311 and $41,242 of expense for the third tranche of warrants during the three and nine months ended September 30, 2024, respectively. Unrecognized expense for the third tranche of warrants was nil as of September 30, 2025.

Other Commitments

On July 24, 2019, the Company entered into an agreement with Shandong Yaohua Medical Instrument Corporation (“SMI”) under which SMI received exclusive rights to manufacture and distribute the Company’s LuViva® device and related disposables in China and certain other jurisdictions, subject to SMI achieving defined commercialization and regulatory milestones. In connection with the agreement, the Company received $885,144 and issued 12,147 shares of common stock to SMI.

The parties subsequently amended the agreement multiple times to extend deadlines for SMI to obtain NMPA approval and to establish manufacturing capabilities in China. Under an amendment executed on February 17, 2024, SMI agreed to make payments totaling $531,100 and to purchase additional devices and components during 2024; a $330,000 partial payment was received in March 2024. On March 27, 2024, the parties entered into a Standstill Agreement that deferred enforcement related to the payment shortfall in exchange for SMI agreeing to additional non-refundable payments and committing to make payments totaling approximately $4.0 million during 2024. On April 26, 2024, the Standstill Agreement was extended through July 30, 2024, contingent upon SMI making additional payments and revising purchase commitments.

On October 21, 2024, the parties entered into a new agreement that superseded the prior agreements (other than certain existing purchase orders). The new agreement provided for the purchase of device instrumentation packages and RFID chips and required SMI to submit the LuViva device for NMPA approval. SMI submitted the NMPA application on October 16, 2024. The agreement also required SMI to meet defined sales and manufacturing milestones to retain exclusive rights.

On May 8, 2025, the Company and SMI executed an extension under which exclusivity would continue if SMI or its affiliates made required payments. During the nine months ended September 30, 2025, SMI made a required $130,000 payment, and the Company recognized $183,525 of previously deferred revenue in “Other income” in connection with reimbursement of prior-period costs.

As of September 30, 2025, SMI did not achieve required commercialization milestones or obtain NMPA approval within the agreed timeframe and did not cure such breaches. Accordingly, SMI no longer retains rights to manufacture, market, or distribute LuViva. SMI has entered discussions with third parties to transition commercialization efforts in China. One such entity, Hangzhou Dongye Medical Technology Company, Ltd. (“HDMT”), entered into a contract to purchase 35 LuViva devices for $700,000. As of September 30, 2025, the Company received $100,000 under the HDMT contract and delivered three devices.

Contingencies

The conflict in Ukraine, which has already affected global financial markets, continues to create uncertainty that could impact the Company’s operating business. Although approval to market and sell the Company’s products in Russia was granted on August 11, 2025, ongoing geopolitical tensions could still disrupt supply chains, distribution activities, or future regulatory interactions within the region. The ultimate impact of the conflict remains highly uncertain, and the Company cannot provide assurance that it will not have a material adverse effect on its operations, financial condition, or future regulatory matters.

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

7. NOTES PAYABLE

Short-term Promissory Notes

On July 23, 2024, the Company issued a promissory note totaling $50,000 to an unaffiliated third party. As of September 30, 2025 and December 31, 2024, the outstanding principal balance on the note was nil and $10,000, respectively. The promissory note accrued total interest of $5,000 and matured on February 1, 2025. Monthly payments of $10,000 were due on the note, beginning September 1, 2024 until January 1, 2025, while the interest payment was due on February 1, 2025. The holder of the promissory note also received 60,000 common stock purchase warrants, which have an exercise price of $0.25 and will expire on August 1, 2028. The warrants, which had an estimated fair value of $6,329, were recorded as a discount on the note payable.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

Expected term (years)	4.0
Volatility	397.3%
Risk-free interest rate	3.9%
Dividend yield	0.0%

On July 4, 2024, the Company entered into a premium finance agreement to finance its insurance policies totaling $129,556. Monthly payments of $12,025 are due on the note, including interest incurred at a rate of 8.8%. The note, which matured on May 4, 2025, had an outstanding balance of nil and $59,255 as of September 30, 2025 and December 31, 2024, respectively.

On July 4, 2025, the Company entered into a premium finance agreement to finance its insurance policies totaling $125,273. Monthly payments of $11,733 are due on the note, including interest incurred at a rate of 8.8%. The note, which matures on May 4, 2026, had an outstanding balance of $91,509 and nil as of September 30, 2025 and December 31, 2024, respectively.

Long-term Promissory Notes

On April 15, 2024, the Company entered into an exchange agreement with a former employee, whereby the former employee agreed to exchange outstanding amounts due to him for deferred compensation in the amount of $81,768 for an $87,162 promissory note dated April 15, 2024. Beginning on May 5, 2024, monthly payments of $2,000 are due on the note until its maturity date. The promissory note, which accrues interest at a rate of 6.0% per annum, matures on May 5, 2028. The total balance of the promissory note was $53,162 as of September 30, 2025, of which $24,000 is included in “Short-term notes payable” on the unaudited condensed consolidated balance sheets and $29,162 is included in “Long-term notes payable.” The total principal balance of the promissory note was $71,162 as of December 31, 2024, of which $24,000 is included in “Short-term notes payable” on the condensed consolidated balance sheets and $47,162 is included in “Long-term notes payable.” Total accrued interest on the promissory note was $6,267 and $3,424 as of September 30, 2025 and December 31, 2024, respectively.

The following tables summarize notes payable (in thousands):

	Notes Payable (in thousands)
	September 30, 2025	December 31, 2024
Short-term promissory notes	$-	$10
Deferred compensation note	53	71
Insurance policy financing	92	59
Debt discount	-	(1)
Total	145	139

Less: Current portion of notes payable	(116)	(92)
Total long-term notes payable	$29	$47

Future debt obligations at September 30, 2025 for notes payable are as follows:

Year	Amount (thousands)
2025 (remaining)	40
2026	82
2027	23
Total	$145

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

At September 30, 2025 and December 31, 2024, the balance due on the 10% Senior Secured Convertible Debenture was $1,130,000 and total accrued interest was $51,980 and $103,960 respectively. After the May 17, 2024 maturity date, the interest rate increased to the default rate of 18.0%. As of September 30, 2025 and December 31, 2024, the balance of the Senior Unsecured Convertible Debenture is included in “Short-term convertible notes payable in default” within the unaudited condensed consolidated balance sheets.

Convertible Promissory Notes

The following table summarizes convertible promissory notes outstanding as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Convertible promissory notes	$531	$330
Unamortized debt issuance costs	(11)	(3)
Debt discount	(109)	(196)
Convertible promissory notes	$411	$131

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

On July 22, 2024, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending. The convertible note had a total principal balance of $62,100 and an original issue discount of $8,100. The note, which accrued total interest of $8,694, matured on May 30, 2025. A payment of $35,397 was due on the note on January 30, 2025. The remaining balance due, including accrued interest, was paid in monthly payments of $8,849 from February 28, 2025 through May 30, 2025.

On April 1, 2025, the Company entered into a securities purchase agreement and contingently convertible note with Diagonal Lending. The convertible note issued to Diagonal Lending had a total principal balance of $149,500 and an original issue discount of $19,500. The note, which will accrue total interest of $16,445, will mature on January 30, 2026. A payment of $82,973 was due and paid on the note on September 30, 2025. The remaining balance due, including accrued interest, will be paid in monthly payments of $20,743 from October 30, 2025 through January 30, 2026. The note may be prepaid at any time without penalty. Any amount of principal or interest on the note which is not paid when due will bear interest at the rate of the lessor of 22% or the maximum permitted by law. The Company may not sell, lease, or otherwise dispose of any significant portion of its assets outside of the ordinary course of business without the express permission of Diagonal Lending. In the event of default, the note will become immediately due and payable in an amount equal to 150.0% times the sum of the then outstanding principal, accrued interest and default interest.

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

At September 30, 2025, the balance due on the Notes was $198,519 and is presented net of total unamortized debt discounts and debt issuance costs of $31,382 within “Short-term convertible debt, net of discounts” on the unaudited condensed consolidated balance sheet. At December 31, 2024, the balance due on the Notes was $115,681 and is presented net of total unamortized debt discounts and debt issuance costs of $16,423 within “Short-term convertible debt, net of discounts” on the condensed consolidated balance sheet. Total accrued interest as of September 30, 2025 and December 31, 2024 was $11,308 and $7,518, respectively.

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

During the nine months ended September 30, 2025, the Holder converted $75,000 of outstanding principal and $13,800 of accrued interest into 498,752 shares of common stock at a conversion price of $0.18 per share. As a result of the conversion, the Company derecognized a derivative liability with an estimated fair value of $25,913.

At September 30, 2025, the balance due on the convertible promissory note was $125,000 and is presented net of total unamortized debt discounts of $49,470, which is included in “Short-term convertible debt, net of discounts” on the unaudited condensed consolidated balance sheet. At December 31, 2024, the balance due on the convertible promissory note was $200,000 and is presented net of total unamortized debt discounts of $183,176, of which $2,583 is included in “Short-term convertible debt, net of discounts” and $14,241 is included in “Long-term convertible debt, net of discounts” on the condensed consolidated balance sheet. Total accrued interest as of September 30, 2025 and December 31, 2024 was $3,858 and $1,733, respectively.

Labrys Fund II Convertible Note

On August 27, 2025, the Company issued a promissory note totaling $107,800 to Labrys Fund II, L.P. (“Labrys”), an unaffiliated institutional investor. The note was issued at a purchase price of $98,000, reflecting an original issue discount of $9,800, and bears total interest of $10,780. The note matures on August 27, 2026. The note is unsecured and may not be prepaid except as provided in its terms. In the event of default, unpaid amounts bear interest at the lesser of 15.0% per annum or the maximum rate permitted by law.

Labrys may convert all or any portion of the outstanding principal and accrued interest upon the occurrence of an event of default or missed amortization payment at a conversion price equal to 75% of the average of the two lowest closing prices of the Company’s common stock during the ten trading days preceding the conversion date, subject to customary adjustments.

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

A payment of $59,290 is due on the note on February 27, 2026. The remaining balance due, including accrued interest, will be paid in monthly payments of $9,882 from March 27, 2026 through August 27, 2026. As of September 30, 2025, the note remained outstanding in full and is included within “Short-term convertible notes payable” on the unaudited condensed consolidated balance sheets.

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

The total outstanding balance of the convertible note was $15,000 as of September 30, 2025 and December 31, 2024 and are included within “Short-term convertible notes payable” on the unaudited condensed consolidated balance sheets. Total accrued interest on the Auctus convertible note was $117,550 and $116,412 as of September 30, 2025 and December 31, 2024, respectively.

Other Convertible Promissory Notes

On May 2, 2025, the Company issued a promissory note totaling $75,000 to an unaffiliated third party, which remained outstanding as of September 30, 2025. The promissory note, which matures on May 2, 2026, accrues interest at a rate of 12.0% per annum. In the event of default, the promissory note accrues interest at the default rate of 15.0% per annum. The principal balance and all accrued and unpaid interest are due at maturity. On the maturity date, the Company may give the holder of the promissory note the option of converting the balance to common shares at a conversion rate of $0.20 per share. The holder of the promissory note also received 75,000 common stock purchase warrants, which have an exercise price of $0.20 and will expire on May 1, 2028. The warrants, which are classified as equity under ASC 815-40 and had an estimated fair value of $7,072, were valued using the Black-Scholes option pricing model and allocated a portion of the proceeds from the note based on their relative fair value. The warrants were recorded as additional paid-in capital with a corresponding discount on the note payable. As of September 30, 2025, the unamortized discount and accrued interest on the promissory note was $4,146 and $3,723, respectively.

On May 22, 2025, the Company issued a promissory note totaling $10,000 to an unaffiliated third party, which remained outstanding as of September 30, 2025. The promissory note, which matures on May 22, 2026, accrues interest at a rate of 12.0% per annum. In the event of default, the promissory note accrues interest at the default rate of 15.0% per annum. The principal balance and all accrued and unpaid interest are due at maturity. On the maturity date, the Company may give the holder of the promissory note the option of converting the balance to common shares at a conversion rate of $0.20 per share. The holder of the promissory note also received 10,000 common stock purchase warrants, which have an exercise price of $0.20 and will expire on May 21, 2028. The warrants, which are classified as equity under ASC 815-40 and had an estimated fair value of $1,134, were valued using the Black-Scholes option pricing model and allocated a portion of the proceeds from the note based on their relative fair value. The warrants were recorded as additional paid-in capital with a corresponding discount on the note payable. As of September 30, 2025, the unamortized discount and accrued interest on the promissory note was $727 and $431, respectively.

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

On August 21, 2025, the Company entered into an exchange agreement with Mr. Alan Grujic, a member of the Board of Directors, to exchange $25,000 of notes payable and $2,379 of accrued interest for 152,108 shares of common stock and 152,108 warrants to purchase up to 152,108 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $55,523 for the exchange agreement, equal to the excess of fair value of the common stock and warrants over the value of the debt and accrued interest. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	190.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

During the nine months ended September 30, 2025, the Company entered into exchange agreements with members of the Board of Directors to exchange $50,000 of notes payable and accrued interest of $2,602 for 526,014 shares of common stock and 526,014 warrants to purchase up to 526,014 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.13 per share. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $31,928 for the exchange agreements, equal to the excess of fair value of the common stock and warrants over the value of the debt and accrued interest. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	191.5%
Risk-free interest rate	4.0%
Dividend yield	0.0%

The outstanding principal and associated debt discounts as of September 30, 2025 and December 31, 2024 are presented below (in thousands):

	Short-Term Notes Payable Due to Related Parties
	September 30, 2025	December 31, 2024
Short-term promissory notes	$-	$75
Debt discount	-	(5)
Short-term notes payable due to related parties	$-	$70

Long-Term Notes Payable Due to Related Parties

Executive Deferred Compensation Notes Payable

On July 14 and July 20, 2018, the Company entered into exchange agreements with Dr. Mark Faupel and Dr. Gene Cartwright, the Company’s former Chief Executive Officer, to settle outstanding amounts due for loans, interest, bonuses, salary, and vacation pay totaling $2,282,394. In exchange, the Company issued promissory notes dated September 4, 2018, for $207,111 to Dr. Faupel and $319,000 to Dr. Cartwright, bearing interest at 6.0% per annum.

On July 24, 2019, the parties agreed to extend the maturity of these notes to the third anniversary of the modification date.

On February 19, 2021, the Company replaced the 2018 notes with new promissory notes totaling $420,263 ($267,085 to Dr. Cartwright and $153,178 to Dr. Faupel) bearing 6.0% interest and maturing on February 18, 2023. In connection with this exchange, the Company also converted $185,000 of amounts owed into 185 shares of Series F-2 Preferred Stock (100 shares to Dr. Cartwright and 85 shares to Dr. Faupel).

On February 18, 2023, the Company amended and extended both promissory notes to mature on February 18, 2025. On March 7, 2025, the Company amended the terms of the promissory note held by Mark Faupel. Under the terms of the new agreement, the promissory note will mature on February 18, 2026. The balance owed to Mr. Cartwright was overdue as of September 30, 2025.

On August 27, 2025, the Company entered into an agreement with Dr. Faupel to exchange $25,000 of note principal for 138,889 shares of common stock and 138,889 warrants to purchase up to 138,889 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $50,697 for the exchange agreement, equal to the excess of fair value of the common stock and warrants over the value of the debt. The fair value of the warrants was estimated using the Black-Scholes valuation model, with the following assumptions:

Expected term (years)	4.0
Volatility	190.4%
Risk-free interest rate	3.6%
Dividend yield	0.0%

The tables below summarize the outstanding balance of debt owed to Dr. Faupel and Dr. Cartwright (in thousands):

For Dr. Faupel:

Salary	$134
Bonus	20
Vacation	95
Interest on compensation	67
Loans to Company	196
Interest on loans	149
Total outstanding prior to exchange	661

Amount forgiven in prior years	(454)
Amount exchanged for Series F-2 Preferred Stock	(85)
Total interest accrued through December 31, 2024	67
Balance outstanding at December 31, 2024	$189

Interest accrued through September 30, 2025	6
Amount exchanged for common stock and warrants	(25)
Balance outstanding at September 30, 2025	$170

For Dr. Cartwright

Salary	$337
Bonus	675
Loans to Company	528
Interest on loans	81
Total outstanding prior to exchange	1,621

Amount forgiven in prior years	(1,302)
Amount exchanged for Series F-2 Preferred Stock	(100)
Total interest accrued through December 31, 2024	108
Payments on outstanding debt	(25)
Balance outstanding at December 31, 2024	$302

Interest accrued through September 30, 2025	11
Balance outstanding at September 30, 2025	$313

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

During the three and nine months ended September 30, 2025, Mr. Fowler forgave $15,118 and $46,136 of the outstanding balance of deferred compensation, respectively. During the three and nine months ended September 30, 2024, Mr. Fowler forgave $16,145 and $49,205 of the outstanding balance of deferred compensation, respectively. As of September 30, 2025, Mr. Fowler may forgive up to $18,105 of the remaining deferred compensation if the Company complies with the repayment plan described above. The reductions in the outstanding balance met the criteria for troubled debt. The basic criteria are that the borrower is troubled, i.e., they are having financial difficulties, and a concession is granted by the creditor. As of September 30, 2025, the outstanding principal amount owed on the note was $13,011, which is included in “Current portion of long-term debt, related parties” in the unaudited condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal amount owed on the note was $43,895, of which $41,489 is included in “Current portion of long-term debt, related parties” and $2,406 is included in “Long-term debt, related parties” in the condensed consolidated balance sheet.

Other Notes Payable Issued to Related Parties

On September 25, 2025, the Company issued a $160,000 contingently convertible promissory note to Dr. John Imhoff. The note bears simple interest at 10% per annum and matures on February 28, 2027. Beginning on November 30, 2025, the Company is required to make monthly payments of $10,000 plus accrued interest until the note matures on February 28, 2027.

If the Company fails to make any required monthly payment, the holder may elect to convert the unpaid balance (including accrued interest) into shares of common stock at a conversion price of $0.07 per share if the 10-day VWAP is below $0.50, or $0.14 per share if the 10-day VWAP is $0.50 or higher. If the holder does not elect conversion within five business days of the missed payment, the unpaid balance continues to accrue interest at 10% and remains payable.

The Company may prepay the note at any time without penalty with the holder’s written consent. As of September 30, 2025, no payments or conversions had occurred, and the full principal balance of $160,000 remained outstanding.

The following tables summarize long-term notes payable due to related parties:

	Notes Payable Due to Related Parties (in thousands)
	September 30, 2025	December 31, 2024
Executive deferred compensation notes	$496	$534
Contingently convertible promissory note	160	-
Total	656	534

Less: Current portion of notes payable due to related parties	(606)	(532)
Total long-term notes payable due to related parties	$50	$2

Future debt obligations at September 30, 2025 for debt owed to related parties are as follows:

Year	Amount (in thousands)

2025 (remaining)	344
2026	292
2027	20
Total	$656

10. INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share attributable to common stockholders, amounts are computed by dividing the net income (loss) plus preferred stock dividends and deemed dividends on preferred stock by the weighted average number of shares outstanding during the year.

Diluted net income (loss) per share attributable to common stockholders amounts are computed by dividing the net income (loss) plus preferred stock dividends, deemed dividends on preferred stock, after-tax interest on convertible debt and convertible dividends by the weighted average number of shares outstanding during the year, plus Series C, Series C-1, Series C-2, Series F and Series F-2 convertible preferred stock, convertible debt, convertible preferred dividends, warrants and stock options convertible into common stock shares.

During a period of net loss, basic and diluted earnings per share are the same as the assumed exercise of warrants and the conversion of convertible debt and preferred stock are anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, all stock options, convertible preferred stock, convertible debt and warrants were anti-dilutive and were therefore excluded from the computation of diluted loss per share. At September 30, 2025 and 2024, these instruments were convertible into 52,495,555 and 57,954,585 common shares, respectively.

The following table sets forth pertinent data relating to the computation of basic and diluted net loss per share attributable to common shareholders (in thousands, except for per-share data):

	September 30,
	2025	2024

Net loss attributable to common stockholders	(2,104)	(1,891)
Basic weighted average number of shares outstanding	76,353	55,929
Net loss attributable to common stockholders per share (basic)	(0.03)	(0.03)
Diluted weighted average number of shares outstanding	76,353	55,929
Net loss attributable to common stockholders per share (diluted)	(0.03)	(0.03)

11. FAIR VALUE MEASUREMENTS

The convertible notes payable derivative liabilities are considered Level 3 measurements, due to the significant unobservable inputs in the valuation, which are based on a forecast of the Company’s future stock performance and, as the note payable is contingently convertible upon an event of default, management’s estimate of the likelihood and timing of conversion.

Management utilized a pricing model simulation based on the terms of the bifurcated conversion features, which projects potential future stock prices using the Company’s historical volatility. The model estimates a variable conversion price as of an assumed future conversion date, based on management’s best estimate of the timing and probability of conversion.

The key inputs to the valuation model that was utilized to estimate the fair value of the bifurcated conversion option included:

•	The forecasted future stock prices were determined using historical stock prices and the Company’s equity volatility.

•	The expected conversion price was determined using the forecast and the contractual term of the convertible note agreement.

•	The probability of an event of default and timing of a future conversion are based on management’s best estimate of the future settlement of the convertible note.

The following tables present the fair value of the bifurcated conversion options as of September 30, 2025 and December 31, 2024:

	Fair Value at September 30, 2025 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$79	$79

Total derivative liabilities at fair value	$-	$-	$79	$79

	Fair Value at December 31, 2024 (in thousands)
	Level 1	Level 2	Level 3	Total

Derivative liability/bifurcated conversion options in connection with convertible promissory notes	$-	$-	$118	$118

Total derivative liabilities at fair value	$-	$-	$118	$118

Derivative financial instruments and changes thereto recorded in the three and nine months ended September 30, 2025 and 2024 include the following:

	Three Months Ended September 30,
	2025	2024

Fair value, beginning of period	$60	$13
Inception of derivative liability	8	6
Settlements (upon conversion)	(26)	-
Change in fair value of beneficial conversion features	37	1

Fair value, end of period	$79	$20

	Nine Months Ended September 30,
	2025	2024

Fair value, beginning of period	$118	$-
Inception of derivative liability	33	12
Settlements (upon conversion)	(26)	-
Change in fair value of beneficial conversion features	(46)	8

Fair value, end of period	$79	$20

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

13. SUBSEQUENT EVENTS

On October 3, 2025, the Company entered into a securities purchase agreement and contingent convertible note with Diagonal Lending. The convertible note, which had a total principal balance of $123,050 and an original issue discount of $16,050, will accrue total interest of $14,766 and will mature on July 30, 2026. A payment of $68,908 is due on the note on March 30, 2026. The remaining balance due, including accrued interest, will be paid in monthly installments of $17,227 from April 30, 2026 through July 30, 2026.

Subsequent to September 30, 2025, the Company received cash proceeds of approximately $200,000 in connection with an ongoing private placement offering (the “Offering”). Each unit under the Offering consists of one share of common stock, one three-year warrant to purchase one share of common stock at an exercise price of $0.26 per share, and one four-year warrant to purchase one share of common stock at an exercise price of $0.52 per share. The units are being sold at a price of $0.19 per unit. As of the date of this filing, the proceeds have been received but the related shares and warrants have not yet been issued. The Company expects to complete the issuance of the related securities in the fourth quarter of 2025.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those that may be set forth under "Risk Factors" below and elsewhere in this report, as well as in our annual report on Form 10-K for the year ended December 31, 2024 and this quarterly report on Form 10-Q. Examples of these uncertainties and risks include, but are not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;
•	the extent of dilution of the holdings of our existing stockholders upon the issuance, conversion or exercise of securities issued as part of our capital raising efforts;
•	the extent to which certain debt holders may call the notes to be paid;
•	the effectiveness and ultimate market acceptance of our products and our ability to generate sufficient sales revenues to sustain our growth and strategy plans;
•	whether our products in development will prove safe, feasible and effective;
•	whether and when we or any potential strategic partners will obtain required regulatory approvals in the markets in which we plan to operate;
•	our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of our products;
•	the lack of immediate alternate sources of supply for some critical components of our products;
•	our ability to establish and protect the proprietary information on which we base our products, including our patent and intellectual property position;
•	The impact of the conflict between Russia and Ukraine on economic conditions in general and on our business operations;
•	the need to fully develop the marketing, distribution, customer service and technical support and other functions critical to the success of our product lines;
•	results related with the termination of the license agreement with SMI and potential partnership agreement with other parties;
•	the dependence on potential strategic partners or outside investors for funding, development assistance, clinical trials, distribution and marketing of some of our products; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

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

Our prospects must be considered in light of the substantial risks, expenses and difficulties encountered by entrants into the medical device industry. This industry is characterized by an increasing number of participants, intense competition and a high failure rate. We have experienced operating losses since our inception in 1992 as SpectRx, Inc. and, as of September 30, 2025, we have an accumulated deficit of approximately $155.8 million. To date, we have engaged primarily in research and development efforts and the early stages of marketing our products. We do not have significant experience in manufacturing, marketing or selling our products. We may not be successful in growing sales for our products. Moreover, required regulatory clearances or approvals may not be obtained in a timely manner, or at all. Our products may not ever gain market acceptance and we may not ever generate significant revenues or achieve profitability. The development and commercialization of our products requires substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We expect our operating losses to continue for the foreseeable future as we continue to expend substantial resources to complete commercialization of our products, obtain regulatory clearances or approvals, build our marketing, sales, manufacturing and finance capabilities, and conduct further research and development.

Our product revenues to date have been limited. Our historical and expected future revenue has been and will be derived from sales of LuViva devices and disposables.

Current Demand for LuViva

Based on written agreements and ongoing discussions with SMI and its Chinese partners, we currently hold and expect to generate additional purchase orders which we expect to result in actual sales of approximately $1.0 million within the next twelve months. We cannot be assured that we will generate all or any of these additional purchase orders, or that existing orders will not be canceled by the distributors or that parts to build product will be available to meet demand, such that existing orders will result in actual sales, in part because demand for LuViva is contingent upon Chinese regulatory approval which has not yet been achieved. Because we have a short history of sales of our products, we cannot confidently predict future sales of our products beyond this time frame and cannot be assured of any particular number of sales. Accordingly, we have not identified any particular trends with regard to sales of our products. In order to increase demand for LuViva, we are focused on three primary markets: the United States, China and Europe. In addition, we have recently received sales orders from Turkey and Indonesia, for which we have received the necessary regulatory approvals and are preparing to fulfill. These orders are expected to result in approximately $200,000 in revenue for 2025. When combined with sales to our Chinese partner, these constitute what we view as the current demand for our products.

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

1.

As of November 1, 2025, approximately 460 patients have been enrolled and tested, which is above the target minimum number needed to file the application with the FDA. Analysis of these data indicate that enough women both with and without cervical disease have been enrolled and tested.

2.	There have not been any adverse events reported related to the use of LuViva.

3.	All four monitored clinical study sites adhered to the study protocol and have completed the necessary case report forms according to FDA standards.

4.

Two of the four clinical sites have completed close-out monitoring visits. Study supplies and LuViva devices have been retrieved from these sites. The remaining two sites are expected to complete their close out monitoring visits in November, 2025.

We expect the study and data analysis to be completed in 2025. However, there can be no assurance that the study will progress and be completed within the expected timeframe, or ever.

Regarding international sales efforts, our focus has been on achieving regulatory approval to sell LuViva in China. Our Chinese partner, SMI, filed the application with NMPA for approval of LuViva as a Class 3 medical device in China on October 16, 2024. The results for the 449 women tested by LuViva were better than required by NMPA with a sensitivity of 83% and a specificity of 54%. There were no adverse events reported during the use of LuViva in the study, adding further evidence as to the safety of the technology. The NMPA application was accepted as complete and is under review. SMI has informed us that a mandatory inspection of their manufacturing site has delayed until of 2026, which is consistent with NMPA approval in the first half of 2026, although there can be no assurance that NMPA approval will occur within the projected time frame, or ever.

As of August 1, 2025, SMI was in contractual default due to late payments totaling $200,000 and failure to provide certain data to the Company as set forth in its agreements with the Company.

As of October 31, 2025, SMI had not cured the defaults and had not achieved NMPA approval, resulting in SMI’s loss of rights to sell and market LuViva in China.  Guided Therapeutics is currently in discussions with a new partner that works with SMI to assume the responsibilities formerly under the purview of SMI. In addition, during the nine months ended September 30, 2025, we entered into a supply agreement with Hangzhou Dongye Medical Technology Company, Ltd. (“HDMT”), the exclusive provider of gynecology products for 42 hospitals in China, for the purchase of 35 LuViva devices totaling $700,000. As of September 30, 2025, we have received $100,000 in payments and shipped three devices, resulting in the recognition of $60,000 in revenue for the quarter ended September 30, 2025.

Based on regulatory approval of LuViva in Russia granted on August 11, 2025, our distribution partner, Newmars Medical Technologies (“Newmars”), is shifting its emphasis from smaller East European countries to the larger Russian market,

In Turkey, we have been in contact with three different medical groups representing over 60 individual hospitals and clinics. We have entered contract discussions for supplying LuViva to the Turkish Ministry of Health (“MOH”). The current plan involves a collaboration with MOH to conduct a clinical study in Turkey to support the use of LuViva for primary screening of cervical cancer as a replacement for the Pap test under the public health system. The MOH has informed us that this would potentially involve up to 20 million tests annually in Turkey paid for by the Turkish national healthcare system. The clinical study is expected to involve about 800 patients, take less than six months to complete and will be funded by the MOH. As of October 31, 2025, MOH had approved the study and budget, including paying for LuViva devices and single use Cervical Guides.  Funds are expected to be released in 2025 and the study concluded in the first half of 2026.

In Indonesia, our contracted distributors are in discussions with the local government hospital system of Sulawesi, one of the nation’s most populous islands. During the fourth quarter of 2024, we received an order and full payment for four devices from Indonesia. We have delayed shipment pending final payment for shipping and additional services requested by the customer. We expect to ship these devices in the fourth quarter of this year.

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

Allowance for Credit Losses: Trade receivables are recorded net of allowances for chargebacks, cash discounts for prompt payment and credit losses. The Company estimates an allowance for expected credit losses by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The corresponding expense for the credit loss allowance is reflected in selling, general and administrative expenses. The allowance for credit losses was immaterial as of September 30, 2025 and December 31, 2024.

Inventory Valuation: All inventories are stated at lower of cost or net realizable value, with cost determined substantially on a “first-in, first-out” basis. Selling, general, and administrative expenses are not inventoried, but are charged to expense when incurred.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Sales Revenue and Cost of Goods Sold: Revenue from the sale of LuViva devices and disposables was $60,000 for the three months ended September 30, 2025, compared to none in the prior-year period. The current period revenue was derived from the shipment of three instrumentation packages to Hangzhou Dongye Medical Technology Company, Ltd. (“HDMT”). Cost of goods sold totaled $25,288, of which $22,693 related to the devices shipped to HDMT, with the remainder attributable to inventory adjustments. As of September 30, 2025, we have a deferred revenue balance of $689,318 which will be recognized as revenue upon shipment of devices pending NMPA approval.

Research and Development Expenses: Research and development expenses were $135,549 and $111,298 during the three months ended September 30, 2025 and 2024, respectively. The increase of $24,251, or 21.8%, was primarily due to $24,240 in additional sponsored research costs related to clinical trials.

Sales and Marketing Expenses: Sales and marketing expenses were $22,500 and $75,850 during the three months ended September 30, 2025 and 2024, respectively. The decrease of $53,350, or 70.3%, was primarily due to reductions of $39,929 in salaries and benefits, $9,474 in allocated rent expense, and $4,439 in travel expenses.

General and Administrative Expense: General and administrative expenses were $361,898 and $374,190 during the three months ended September 30, 2025 and 2024, respectively. The decrease of $12,292, or 3.3%, was primarily driven by a decrease of $23,917 for consulting and professional fees, a decrease of $10,658 for taxes and a decrease of $7,481 for stock option expense. These increases were offset by an increase of $21,211 in salaries & benefits, $7,207 of additional rent expense allocated to general use purposes and a $1,346 increase in other miscellaneous expenses.

Interest Expense: Interest expense was $129,304 and $107,500 during the three months ended September 30, 2025 and 2024, respectively. The increase of $21,804, or 20.3%, was primarily due to a higher level of outstanding debt.

Change in fair value of derivative liability: The change in the fair value of our derivative liabilities resulted in a loss of $37,033 and $585 during the three months ended September 30, 2025 and 2024, respectively. The increase in the derivative liability was primarily attributable to accrued interest, which increased the amount subject to conversion features accounted for as derivative liabilities.

Gain from Forgiveness of Debt: The gain from forgiveness of debt of $15,118 and $16,145 during the three months ended September 30, 2025 and 2024, respectively, was materially consistent period over period and was due to forgiveness of debt from our creditors.

Loss from Extinguishment of Debt: During the three months ended September 30, 2025, we recognized a loss on extinguishment of debt of $106,200 related to exchanges of debt for common stock and warrants.

Preferred Stock Dividends: Preferred stock dividend expense was $42,837 for the three months ended September 30, 2025, compared to $38,194 in the prior-year period, and was materially consistent between periods.

Net Loss Attributable to Common Stockholders: Net loss attributable to common stockholders was $785,445 and $692,417 during the three months ended September 30, 2025 and 2024, respectively. The change reflects the factors discussed above.

There was no income tax benefit recorded for the three months ended September 30, 2025 or 2024, due to recurring net operating losses.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Sales Revenue and Cost of Goods Sold: Revenues from the sale of LuViva devices and disposables for the nine months ended September 30, 2025 were $177,462, compared to $5,720 for the nine months ended September 30, 2024. Revenue in the current period was attributed to the shipment of six instrumentation packages and 49,031 RFID chips to our customers in China. Cost of goods sold was $63,500 during the nine months ended September 30, 2025, of which $60,911 related to the devices and RFID chips shipped to China, with the remainder attributable to inventory adjustments. As of September 30, 2025, we have a deferred revenue balance of $689,318 which will be recognized as revenue upon shipment of devices pending NMPA approval.

Research and Development Expenses: Research and development expenses were $342,359 and $386,417 during the nine months ended September 30, 2025 and 2024, respectively. The decrease of $44,058, or 11.4%, was primarily due to a $29,614 decrease in sponsored research costs, a $10,432 decrease in clinical travel expenses and a decrease of $5,394 in engineering staff salaries.

Sales and Marketing Expenses: Sales and marketing expenses were $146,011 and $217,653 during the nine months ended September 30, 2025 and 2024, respectively. The decrease of $71,642, or 32.9% was primarily due to reductions of $49,503 in salaries & benefits, $15,312 in rent expense (due to a decline in allocated rent expense and a decline in ancillary charges from the landlord), and $7,577 in travel expenses.

General and Administrative Expense: General and administrative expenses were $1,286,930 and $974,406 during the nine months ended September 30, 2025 and 2024, respectively. The increase of $312,524, or 32.1%, was primarily driven by an increase of $300,672 in payroll & benefits (including payroll taxes), which was primarily due to a one-time charge of $270,389 for warrants included in a board-approved compensation package for Dr. Faupel during the current period. Additionally, the Company recognized $20,009 of additional expense for stock options in the current period versus the prior and $4,464 of additional credit loss expense. These increases were offset by a decrease of $15,658 in taxes.

Interest Expense: Interest expense was $432,752 and $246,990 during the nine months ended September 30, 2025 and 2024, respectively. The increase of $185,762, or 75.2%, was due to an increase in debt in the current period versus the prior.

Change in Fair Value of Derivative Liability: The change in the fair value of our derivative liabilities resulted in a gain of $46,227 during the nine months ended September 30, 2025 versus a loss of $7,935 during the nine months ended September 30, 2024. The change in the fair value was attributed to changes in our forecasted stock price. In addition, a greater number of derivative liabilities were recorded in the current year due to additional bifurcated conversion features associated with new debt issuances.

Gain from Extinguishment of Debt: The gain from forgiveness of debt of $46,136 and $49,205 during the nine months ended September 30, 2025 and 2024, respectively, was materially consistent period over period and was due to forgiveness of debt from our creditors.

Loss from Extinguishment of Debt: During the nine months ended September 30, 2025, we recognized a loss on extinguishment of debt of $138,148 related to exchanges of debt for common stock and warrants.

Other Income: Other income was $161,087 and $12,372 during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we reached an agreement with SMI to apply their payment of $180,000 towards reimbursement of certain expenses incurred during the years ended December 31, 2024 and 2023. As a result of this agreement, we recognized $180,000 of deferred revenue in other income during the current period. Additionally, we recorded other income of $52,400 in the current period to account for funds received from the Internal Revenue Service related to refundable payroll tax credits under the Employee Retention Credit program. This income was offset by a $84,000 loss recorded for the write-off of a long-term asset in the current period. Other income in the prior year period primarily reflected an adjustment to a previously recorded liability.

Preferred Stock Dividends: Expense related to preferred stock dividends of $125,875 and $126,030 for the nine months ended September 30, 2025 and 2024, respectively, was materially consistent over the two periods.

Net Loss Attributable to Common Stockholders: Net loss attributable to common stockholders was $2,103,663 and $1,890,970 during the nine months ended September 30, 2025 and 2024, respectively. The change reflects the factors discussed above.

There was no income tax benefit recorded for the nine months ended September 30, 2025 or 2024, due to recurring net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern Considerations

We have incurred significant losses since our inception. At September 30, 2025, the Company had negative working capital of approximately $5.7 million, accumulated deficit of $155.8 million, and incurred a net loss including preferred dividends of $2.1 million for the nine months then ended. Stockholders’ deficit totaled approximately $5.7 million at September 30, 2025, primarily due to recurring net losses from operations.

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

Liquidity

Over the next 12 months we expect our burn rate to increase as we increase headcount, especially for meeting manufacturing demand. In addition, although we have significant inventory, we will need to order additional parts and services for production. Finally, we expect to spend another $425 thousand to complete and file our FDA study. Thus, we estimate that approximately $2.3 million will be needed to fund the business over the next 12 months.  However, other than completing and filing the US FDA study results, additional expenditures for manufacturing production will be needed only if significant product is ordered and paid for in advance by customers, which is our current policy.

Since our inception, we have raised capital through the public and private sale of debt and equity, funding from collaborative arrangements, and grants. As of September 30, 2025, we had cash of approximately $87 thousand and negative working capital of $5.7 million. Our outstanding debt obligations include a combination of short- and long-term promissory notes, insurance premium financing, and several convertible notes with varying maturities, interest rates, and terms.

Subsequent to September 30, 2025, the Company received approximately $200,000 in proceeds from an ongoing private placement offering of units consisting of one share of common stock, one three-year warrant exercisable at $0.26 per share, and one four-year warrant exercisable at $0.52 per share, sold at a price of $0.19 per unit. The Company expects to complete the issuance of the related securities during the fourth quarter of 2025, and intends to use the proceeds for general working capital and corporate purposes.

Promissory Notes

As of September 30, 2025, we have a long-term note issued to a former employee with a remaining principal balance of $53,162, of which $24,000 is classified as short-term. This note accrues interest at 6% per annum and matures on May 5, 2028. Scheduled monthly payments of $2,000 are being made in accordance with the agreement.

Convertible Debt:

Our convertible debt obligations as of September 30, 2025 include the following:

•

A $1.13 million 10% Senior Unsecured Convertible Debenture, which matured on May 17, 2024, is currently in default and accruing interest at the default rate of 18%. Total accrued interest on this note was $51,980 as of September 30, 2025. The balance is classified as short-term convertible debt in default.

•

Two convertible notes with Diagonal Lending LLC totaling $198,519 in principal, presented net of $31,382 in unamortized discounts and issuance costs. These notes carry embedded conversion features that have been bifurcated and recorded as derivative liabilities. The notes, which accrue interest at an effective rate of approximately 18.1%, have initial lump-sum payments followed by monthly payments due through the first quarter of 2026. As of September 30, 2025, $11,308 of interest has accrued on the notes.

•

A convertible note issued to Flynn D. Case Living Trust, amended in December 2024, has an outstanding balance of $125,000 and is presented net of $49,470 of unamortized debt discounts. A payment of $75,000 is due on December 4, 2025, while the remaining balance of $50,000 and all accrued interest is due on June 4, 2026. The note includes multiple embedded conversion options with variable pricing terms, which have been bifurcated and accounted for as derivative liabilities. As of September 30, 2025, $3,858 of interest has accrued on the note.

•

A $107,800 unsecured convertible promissory note issued on August 27, 2025 to Labrys Fund II, L.P., an unaffiliated institutional investor, was issued at a purchase price of $98,000, reflecting an original issue discount of $9,800, and bears total interest of $10,780. The note matures on August 27, 2026 and may not be prepaid except as provided in its terms. In the event of default or a missed amortization payment, the holder may convert the outstanding balance, including accrued interest, into common stock at a conversion price equal to 75% of the average of the two lowest closing prices over the ten trading days preceding conversion. The embedded conversion features were bifurcated and recorded as derivative liabilities, which are remeasured at each reporting date. A payment of $59,290 is due on February 27, 2026, followed by monthly payments of $9,882 through maturity. As of September 30, 2025, the full balance remained outstanding. The note is presented net of unamortized discounts of $22,607.

•	A convertible note held by Auctus Fund LLC had an outstanding balance of $15,000 as of September 30, 2025. The note has accrued interest of $117,550 and is classified as short-term debt.

•

A $75,000 convertible promissory note issued on May 2, 2025 to an unaffiliated third party accrues interest at 12% per annum and matures on May 2, 2026. On the maturity date, the Company may elect to convert the outstanding balance into common shares at $0.20 per share. The note was issued with 75,000 warrants exercisable at $0.20 per share, expiring on May 1, 2028. As of September 30, 2025, the note had $4,146 in unamortized discount and $3,723 in accrued interest.

•

A $10,000 convertible promissory note issued on May 22, 2025 to an unaffiliated third party accrues interest at 12% per annum and matures on May 22, 2026. On the maturity date, the Company may elect to convert the outstanding balance into common shares at $0.20 per share. The note was issued with 10,000 warrants exercisable at $0.20 per share, expiring on May 21, 2028. As of September 30, 2025, the note had $727 in unamortized discount and $219 in accrued interest.

These convertible instruments, especially those with variable conversion pricing or embedded features, may result in significant dilution to existing stockholders if converted to equity. Additionally, several of the notes include default provisions or change of control clauses that may accelerate repayment obligations or increase total amounts due.

Related Party Debt

As of September 30, 2025, we also had multiple outstanding obligations to related parties, including current and former directors and executives:

•

On September 25, 2025, the Company issued a $160,000 contingently convertible promissory note to Dr. John Imhoff. The note bears interest at 10% per annum and matures on February 28, 2027. Beginning November 30, 2025, the Company is required to make monthly payments of $10,000 plus accrued interest. If any payment is missed, the holder may elect to convert the unpaid balance, including accrued interest, into common stock at $0.07 per share when the 10-day VWAP is below $0.50, or $0.14 per share when the 10-day VWAP is $0.50 or higher. The Company may prepay the note at any time with the holder’s consent. As of September 30, 2025, no payments or conversions had occurred, and the full $160,000 principal remained outstanding.

•

Dr. Mark Faupel and Dr. Gene Cartwright hold promissory notes originally issued in 2018 and most recently amended in 2023 and 2025. On August 27, 2025, the Company entered into an agreement with Dr. Faupel to exchange $25,000 of note principal for 138,889 shares of common stock and 138,889 warrants to purchase up to 138,889 shares of common stock. The warrants, which were immediately exercisable upon issuance, expire four years following the issuance date and have an exercise price of $0.25 per share. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $50,697 for the exchange agreement, equal to the excess of fair value of the common stock and warrants over the value of the debt. As of September 30, 2025, Dr. Cartwright’s $312,816 note was overdue, while Dr. Faupel’s $170,471 note will mature on February 18, 2026.

•

A note issued to Richard Fowler in 2021 had a remaining principal balance of $13,011 as of September 30, 2025. The note carries a 6% interest rate and is being repaid in monthly installments. Mr. Fowler has forgiven portions of the deferred compensation related to this note, which was accounted for as a troubled debt restructuring.

Summary of our Cash Flows

Net cash used in operating activities was $776,689 for the nine months ended September 30, 2025, compared to $786,783 in the prior-year period, and remained relatively consistent year over year. The change reflects a higher net loss of $213,848 and unfavorable working capital changes of $216,859, offset by higher non-cash adjustments, including increases in stock-based compensation ($219,267), loss on extinguishment of debt ($138,148), and amortization of debt discounts and issuance costs ($117,108). These increases were partially offset by a $46,227 gain from the change in fair value of derivative liabilities compared to a $7,935 loss in the prior period.

For the nine months ended September 30, 2025, $1,797 of cash used for investing activities was for the purchase of computer equipment.

Net cash provided by financing activities was $477,832 in the nine months ended September 30, 2025, compared to $390,100 in the prior-year period. The increase of $87,732 was due to $235,900 of additional proceeds from the issuance of notes payable, offset by an increase in debt payments of $74,519, a decrease in proceeds from issuances of equity instruments of $40,499 and an increase in debt issuance costs of $33,150.

As a result, our total cash decreased by $300,654 during the nine months ended September 30, 2025, compared to a $396,683 decrease during the same period in 2024.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms. We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Acting Chief Financial Officer, Mark Faupel, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer has concluded that our disclosure controls and procedures were ineffective as of September 30, 2025, due to the existence of material weaknesses in our internal control over financial reporting. The material weaknesses identified arose from a lack of recourses to properly research and account for complex transactions and lack of oversight and approval by the Board of Directors and Audit Committee, including formally documented approval of significant transactions, including related party transactions. While management is currently in the early stages of developing a remediation plan, we have yet to fully remediate this material weakness.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition.

ITEM 1A. RISK FACTORS

Except as noted below, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 31, 2025.

In October 2025, a partial shutdown of the U.S. federal government began, resulting in reduced staffing and limited operations at certain agencies, including the U.S. Food and Drug Administration (“FDA”). The Company is currently pursuing FDA clearance for the LuViva Advanced Cervical Scan, and a prolonged shutdown could delay the timing of regulatory reviews and approvals, which in turn could adversely affect product commercialization timelines, revenue opportunities, and cash flow forecasts. The duration and potential impacts of the shutdown are uncertain and could vary depending on the extent of agency operations and the resolution of the federal budget process.

Regarding the Chinese market, the ability of SMI to timely achieve NMPA approval and be able to successfully market LuViva in China is a risk factor of increasing magnitude, given repeated delays over the past year. While SMI has been able to bring new partners to the table which has resulted in increased sales to China in the past year, full NMPA approval will be necessary to achieve significant sales over the long term.

ITEM 2. UNREGISTERRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

August 2025 Private Placement Offering

On August 29, 2025, the Company entered into a Securities Purchase Agreement (the “August Purchase Agreement”) with certain institutional investors, including Dr. John Imhoff and Michael James, members of the Company’s Board of Directors, to raise gross proceeds of $55,000. Under the agreement, the Company issued 305,557 units at a purchase price of $0.18 per unit, each consisting of one share of common stock and one warrant to purchase one share of common stock (the “August Warrants”). The August Warrants were immediately exercisable upon issuance, have an exercise price of $0.25 per share, and expire four years from the issuance date.

In connection with the August Purchase Agreement, the Company also entered into exchange agreements with two directors. Alan Grujic exchanged a $25,000 note payable and $2,379 of accrued interest for 152,108 units, and Dr. Mark Faupel, the Company’s President and Chief Executive Officer, exchanged a $25,000 note payable for 138,889 units. The Company recognized a loss on extinguishment of debt of $106,220 related to these exchanges during the nine months ended September 30, 2025.

The issuance of the foregoing securities was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, as the transactions did not involve any public offering. The $55,000 in cash proceeds from the offering were used for general corporate purposes.

Common Stock Issues as Payment of Dividends

During the three months ended September 30, 2025, the Company issued 272,611 shares of common stock for payment of dividends on its Series E Preferred Stock, The unregistered shares were issued in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act and/or Regulation D.

Conversion of Debt and Interest into Common Stock

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

Conversion of Preferred Stock into Common Stock

The Company issued 1,200,000 shares of common stock to Dr. John Imhoff upon the conversion of 300 shares of Series E Convertible Preferred Stock in accordance with its certificate of designation.

The issuance of these securities was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as the exchanges were made with existing security holders and no commission or other remuneration was paid. No cash proceeds were received by the Company in connection with these conversions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation, as amended through November 3, 2016 (incorporated by reference to Exhibit 3.1 to the annual report on Form 10-K filed March 15, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed March 23, 2012)
3.3	Amended and Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed November 15, 2018)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed April 20, 2020)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the annual report on Form 10-K filed April 5, 2021)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to the annual report on Form 10-K filed April 5, 2021)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series F-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on June 10, 2021)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.8 to the annual report on Form 10-K filed March 30, 2022)
3.9	Certificate of Amendment to the Certificate of Incorporation of Guided Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed on January 7, 2022)
10.1*	Exchange Agreement dated August 27, 2025, by and between the Company and Mark Faupel
10.2*	Exchange Agreement dated August 27, 2025, by and between the Company and Alan Grujic
10.3*	Form of Securities Purchase Agreement dated August 29, 2025, by and among the Company and the investors named therein.
10.4*	Form of Warrant Agreement Dated August 29, 2025, by and among the Company and the investors named therein.
10.5*	Convertible Promissory Note, dated September 25, 2025, issued by the Company to John Imhoff in the principal amount of $160,000.
10.6*	Promissory Note, dated August 27, 2025, issued by the Company to Labrys Fund II, L.P., in the principal amount of $107,800.
10.7*	Securities Purchase Agreement dated August 27, 2025, by and among the Company and Labrys Fund II, L.P.
10.8*	Promissory Note, dated October 3, 2025, issued by the Company to 1800 Diagional Lending LLC, in the principal amount of $123,050.
10.9*	Securities Purchase Agreement dated October 3, 2025, by and among the Company and 1800 Diagional Lending, LLC.
31*	Rule 13a-14(a)/15d-14(a) Certification
32*	Section 1350 Certification
101.1*	Interactive data files for Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets; (ii) the Unaudited Condensed Consolidated Statements of Income; (iii) the Unaudited Condensed Consolidated Statements in Stockholders' Deficit; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.
104	The cover page from Guided Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted in Inline XBRL and included in Exhibit 101)

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDED THERAPEUTICS, INC.

By:	/s/ Mark Faupel
Mark Faupel
President, Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer

Date: November 13, 2025

